Form 10-Q
period 1996-03-31
FLIR SYSTEMS INC
filed 1996-05-15
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    -------------

Commission file number   0-21918

                               FLIR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

              OREGON                                             93-0708501
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

16505 S.W. 72ND AVENUE, PORTLAND, OREGON                              97224
(Address of principal executive offices)                            (Zip Code)

                                 (503) 684-3731
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  . No   .
                                      ---     ---


At March 31, 1996, there were 5,311,665 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR SYSTEMS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated  Statement of  Operations  -- Three Months Ended March
           31, 1996 and 1995 .................................................      3

           Consolidated Balance Sheet -- March 31, 1996 and December 31, 1995
                                                                                    4

           Consolidated  Statement  of Cash Flows -- Three  Months Ended March
           31, 1996 and 1995 .................................................      5

           Notes to the Consolidated Financial Statements ....................      6

Item 2.    Management's  Discussion  and Analysis of Financial  Condition  and
           Results of Operations .............................................      8


                          PART II. OTHER INFORMATION

Item 6.    Exhibits and Current Reports on Form 8-K ..........................     10

           Signatures ........................................................     11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                       Three Months Ended
                                             March 31,
                                       -------------------
                                         1996       1995
                                       --------    -------
Revenues:
    Night vision systems and sensors   $  6,479    $ 5,733
    Industrial imaging systems .....      4,757      3,473
                                       --------    -------
                                         11,236      9,206

Cost of goods sold .................      5,244      3,971
Research and development ...........      2,117      1,881
Selling and other operating costs ..      3,736      2,938
                                       --------    -------
                                         11,097      8,790

        Earnings from operations ...        139        416

Interest income ....................         29         98
Interest expense and other .........        (96)       (41)
                                       --------    -------

        Earnings before income taxes         72        473

Provision for income taxes .........         16         57
                                       --------    -------

Net earnings .......................   $     56    $   416
                                       ========    =======

Net earnings per share .............   $   0.01    $  0.08
                                       ========    =======


Weighted average number of common
 shares and equivalents outstanding       5,515      5,545
                                       ========    =======

    The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                     ASSETS

                                                             March 31, December 31,
                                                               1996      1995
                                                             -------   -------
                                                           (unaudited)
Current assets:
    Cash and cash equivalents ............................   $   823   $ 1,154
    Accounts receivable ..................................    19,552    24,898
    Inventories ..........................................    26,139    23,666
    Prepaid expenses .....................................       625       439
                                                             -------   -------
        Total current assets .............................    47,139    50,157
Property and equipment ...................................     4,559     4,003
Software development costs ...............................       541       469
Deferred income taxes ....................................     1,800     1,800
Other assets .............................................       560       489
                                                             =======   =======
                                                             $54,599   $56,918
                                                             =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ........................................   $ 2,251   $ 2,056
    Accounts payable .....................................     4,533     5,477
    Accounts payable to related parties ..................       150       273
    Accrued payroll and other liabilities ................     1,245     1,631
    Accrued warranty reserve .............................       851       893
    Accrued commissions ..................................       223       923
    Accrued income taxes .................................       214       585
    Current portion of long-term debt ....................       373       435
                                                             -------   -------
        Total current liabilities ........................     9,840    12,273
Long-term debt ...........................................     1,049     1,175

Commitments and contingencies ............................      --        --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued  at March 31, 1996, and
      December 31, 1995 ..................................      --        --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 5,311,665 and 5,282,988 shares issued at
      March 31, 1996, and December 31, 1995, respectively         53        53
    Additional paid-in capital ...........................    40,436    40,252
    Retained earnings ....................................     3,221     3,165
                                                             -------   -------
        Total shareholders' equity .......................    43,710    43,470
                                                             =======   =======
                                                             $54,599   $56,918
                                                             =======   =======

    The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                          Three Months Ended March 31,
                                                             ------------------
                                                               1996       1995
                                                             -------    -------
Cash provided (used) by operations:
    Net earnings .........................................   $    56    $   416
    Income charges not affecting cash:
        Depreciation .....................................       460        445
        Amortization .....................................       100        123
        Disposals and write-offs of property and equipment        22         13
        Deferred income taxes ............................      --         (150)
    Changes in certain working capital components:
        Decrease in accounts receivable ..................     5,346      2,590
        Increase in inventories ..........................    (2,473)    (3,138)
        (Increase) decrease in prepaid expenses ..........      (186)        39
        Additions to other assets ........................       (71)        (8)
        Decrease in accounts payable .....................      (944)      (170)
        Decrease in accounts payable to related parties ..      (123)      (143)
        Decrease in accrued payroll and other liabilities       (386)      (887)
        Decrease in accrued  warranty reserve ............       (42)       (92)
        Decrease in accrued commissions ..................      (700)      (114)
        Decrease in accrued income taxes .................      (371)      (296)
                                                             -------    -------
    Cash provided (used) by operating activities .........       688     (1,372)
                                                             -------    -------
Cash used by investing activities:
    Additions to property and equipment ..................    (1,078)      (679)
    Software development costs ...........................      (132)      (145)
                                                             -------    -------
    Cash used by investing activities ....................    (1,210)      (824)
                                                             -------    -------
Cash provided by financing activities:
    Net increase in notes payable ........................       195       --
    Proceeds from long-term debt .........................      --           94
    Repayment of long-term debt including current portion       (188)       (86)
    Common stock issued ..................................      --            7
    Proceeds from exercise of stock options ..............       184        104
                                                             -------    -------
    Cash provided by financing activities ................       191        119
                                                             -------    -------
Net (decrease) in cash and cash equivalents ..............      (331)    (2,077)
Cash and cash equivalents, beginning of period ...........     1,154      6,183
                                                             -------    -------
Cash and cash equivalents, end of period .................   $   823    $ 4,106
                                                             =======    =======

    The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1995.

The accompanying financial statements include the accounts of FLIR Systems, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of the interim period are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to prior years' data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 -- REVENUE RECOGNITION:

Revenue is recognized when products are shipped or when services are performed, except for certain long term contracts which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual costs incurred to date to total estimated costs to complete the respective contract.


NOTE 3 -- NET EARNINGS PER SHARE:

Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options.

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                         March 31,   December 31,
                                           1996        1995
                                         --------    -------
Raw material and subassemblies .......   $ 18,537    $ 16,151
Work-in-progress .....................      5,794       6,057
Finished goods .......................      1,930       1,580
                                         --------    --------
                                           26,261      23,788
Less - progress payments received from
            customers ................       (122)       (122)
                                         --------    --------
                                         $ 26,139    $ 23,666
                                         ========    ========

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                   Additional
                                 Preferred   Common Paid-in   Retained
                                   Stock     Stock  Capital   Earnings    Total
                                 ---------  ------- -------   -------    -------
Balance, December 31, 1995 ...   $      --  $    53 $40,252    $3,165    $43,470
Common stock options exercised          --       --     184       --         184
Net income for three month
  period .....................          --       --      --        56         56
                                 ---------  ------- -------   -------    -------
Balance, March 31, 1996 ......   $      --  $    53 $40,436   $ 3,221    $43,710
                                 =========  ======= =======   =======    =======

NOTE 6 -- OPTIMAS MERGER:

On January 19, 1996, the Company completed a merger with Optimas Corporation whereby a wholly-owned subsidiary of the Company ("FLIR Merger Sub") was merged with and into Optimas ("the Merger"). Upon the consummation of the Merger, Optimas survived and became a wholly-owned subsidiary of the Company and FLIR Merger Sub ceased to exist. Pursuant to the terms of the Merger, Optimas Convertible Debentures, which had a fair market value at December 31, 1995 estimated to be $2,465,000, were converted into approximately 198,000 shares of the Company's common stock and each outstanding share of Optimas common stock was converted into 0.03122 of a share of the Company's common stock or approximately 221,000 shares. In addition, outstanding employee stock options to purchase Optimas common stock were converted into options to purchase approximately 40,000 shares of FLIR common stock.

The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented have been restated as if the merger took place at the beginning of such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

      Overall. Net earnings for the three months ended March 31, 1996 decreased 86.6%, from $416,000, or $0.08 per share, in the first quarter of 1995 to $56,000, or $0.01 per share, in the first quarter of 1996. The decrease in net earnings despite the increase in overall revenues was principally due to increases in both research and development expenses as a result of ongoing product development and improvement activities, and selling and other operating costs due to the expansion of sales and marketing personnel at both FSI and Optimas.

      Revenues. The Company's revenues for the three months ended March 31, 1996 increased 22.1%, from $9.2 million in the first quarter of 1995 to $11.2 million in the first quarter of 1996. Industrial imaging systems revenues continue to show significant growth increasing 37.0% from $3.5 million in the first quarter of 1995 to $4.8 million in the first quarter of 1996. The improvement was primarily attributable to the continued strong sales of the Prism family of products, principally the Prism DS. Revenues from the sale of night vision systems and sensors increased 13.0%, from $5.7 million in the first quarter of 1995 to $6.5 million in the first quarter of 1996. This growth was primarily due to the increased sales of the SAFIRE thermal imaging system.

The Company is continuing to work through a variety of supplier-related difficulties, as well as the complexities of dealing with a much more complex and extensive manufacturing process for the industrial product line. While overall output increased on a quarter-to-quarter basis, the rate of improvement was less than expected. Some of the Company's suppliers also experienced yield declines due to higher production rates, which further limited the Company's ability to effectively increase production. The Company has addressed these problems with each of the suppliers by working with them to improve output. In addition, the Company has qualified additional suppliers to ensure there is sufficient material to meet the Company's growing demand. This has been an ongoing process and the Company is just now beginning to see improved yields. The results for the quarter, however, reflect the lingering effects of both the NVSS contract delays and the production issues in the Company's industrial business.

As a percentage of total revenues for the quarter ended March 31, 1996, revenues from the sale of night vision systems and sensors constituted 57.7% and revenues from the sale of industrial imaging systems constituted 42.3%. This compares to 62.3% for night vision systems and sensors and 37.7% for industrial imaging systems for the first quarter of 1995. These figures indicate that sales of the Company's industrial imaging products continue to account for an increaseing percentage of the Company's total revenue. Management expects this trend to continue.

Revenues from sales outside the United States decreased significantly as a percentage of total revenues from approximately 71.9% to approximately 40.4% for the quarters ended March 31, 1995 and 1996, respectively. This decrease was principally attributable to increased deliveries to U.S. Governmental customers and slight reductions in deliveries under the terms of existing international contracts. Management anticipates that revenues from international sales as a percentage of total revenues will continue to comprise a significant percentage of revenues.

      Gross profit. As a percentage of revenues, gross profit decreased slightly from 56.9% in the first quarter of 1995 to 53.3% in the first quarter of 1996. The decrease in gross profit as a percentage of revenues in the first quarter of 1996 compared to the first quarter of 1995 was principally attributable to the decrease in the proportion of higher margin international sales and increased shipments to agencies and instrumentalities of the U.S. Government which aggregated $2.5 million in the first quarter of 1996 compared to $1.5 million in the first quarter of 1995, and to increased production costs of the industrial product lines. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international night vision sales, the more competitive nature of the industrial imaging market, and the impact of competitive bids for significant government contracts.

      Research and development. Research and development expense for the quarter as a percentage of revenues decreased from 20.4% to 18.8% for the three months ended March 31, 1995 and 1996, respectively. However, in absolute dollar terms, research and development expense increased from $1.9 million in the first quarter of 1995 to $2.1 million in the first quarter of 1996. The decrease as a percentage of sales and increase in absolute dollar terms reflects the fact that a large percentage of research and development expense is fixed in nature. The overall level of research and development expense, in absolute dollar terms, reflects the continued emphasis on product development and new product introductions.

      Selling and other operating costs. Selling and other operating costs as a percentage of revenues increased slightly from 31.9% in the first quarter of 1995 to 33.3% in the first quarter of 1996. In absolute dollar terms selling and other operating costs increased from $2.9 million to $3.7 million for the quarter ended March 31, 1995 and 1996, respectively. These increases were due to costs associated with increased revenues during the quarter (primarily commissions), expenses related to the operations of the Company's two subsidiaries, BSS and Optimas, and to increased sales and marketing personnel as the Company continues to expand and strengthen the direct sales and marketing staff at both FSI and Optimas.

      Income taxes. The provision for income taxes for the quarter ended March 31, 1996 resulted in an effective tax rate of 22.2% compared to 12.1% for the quarter ended March 31, 1995. The increase in the effective tax rate is primarily due to the fact that the Company has utilized all of its internally generated net operating loss carryforwards. The effective tax rate remains substantially below statutory rates due to utilization of a portion of the Company's acquired net operating loss carryforwards, utilization of various tax credits, and benefits from the favorable tax treatment of international revenues.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had short term borrowings net of cash on hand of $1.4 million compared with $902,000 at December 31, 1995. The increase in the short term borrowings during the three months ended March 31, 1996, was principally attributable to increased inventory levels and reduction of current liabilities. These activities were funded, in part, by the significant reduction in accounts receivable during the quarter.

Much of the increase in the inventory balance, from $23.7 million at December 31, 1995 to $26.1 million at March 31, 1996, was due to the build up of components due to production constraints related to the Prism DS camera and an increase in components in anticipation of SAFIRE deliveries to the U.S. Government in the second and third quarters of this year. Because of the extremely long lead times for many of the most expensive components, it is necessary to have inventory on hand to meet the required delivery schedules.

The Company has available a $6.0 million line of credit which bears interest at the prime rate. At March 31, 1996, the Company had $2.3 million outstanding on this line.

The Company believes that its existing cash, cash generated from operations, and available credit facilities will be sufficient to meet its cash requirements for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           11.0       Computation of Net Earnings Per Share

      (a)  Current Reports filed on Form 8-K.

             On February 2, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission related to completion on January 19, 1996 of a transaction with Optimas Corporation pursuant to which a wholly-owned subsidiary of the Company ("FLIR Merger Sub") was merged with and into Optimas (the "Merger"). Upon consummation of the Merger, Optimas survived and became a wholly-owned subsidiary of the Company and FLIR Merger Sub ceased to exist. The merger was recorded as a pooling of interests for accounting purposes.

             On March 19, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the required financial information on combined revenues and net loss of the Company and Optimas for 30 days of post-acquisition combined operations from January 20, 1996 through February 18, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FLIR SYSTEMS, INC.


Date        May 15, 1996                  /s/  J. Mark Samper
     ---------------------------       ---------------------------
                                       J. Mark Samper
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)