Form 10-Q
period 1996-06-30
FLIR SYSTEMS INC
filed 1996-08-14
CIK 354908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X   .   No _____.


At June 30, 1996, there were 5,332,031 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR SYSTEMS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated  Statement of  Operations --  Three Months  and Six
               Months Ended June 30, 1996 and 1995                                       3

               Consolidated Balance  Sheet --  June 30,  1996 and December  31,
               1995                                                                      4

               Consolidated Statement of  Cash Flows --  Six Months Ended  June
               30, 1996 and 1995                                                         5

               Notes to the Consolidated Financial Statements                            6

Item 2.        Management's Discussion and Analysis  of Financial Condition and
               Results of Operations                                                     8


                               PART II.  OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Shareholders                          12

Item 6.        Exhibits and Reports on Form 8-K                                         12

               Signatures                                                               13

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                    ----------------------         ----------------------
                                                      1996           1995            1996          1995
                                                    -------        -------         -------        -------
Revenues:
    Night vision systems and sensors                $ 9,991        $ 9,980         $16,470        $15,713
    Commercial imaging systems                        5,138          3,958           9,895          7,431
                                                    -------        -------         -------        -------
                                                     15,129         13,938          26,365         23,144

Cost of goods sold                                    7,386          6,588          12,630         10,559
Research and development                              2,166          2,228           4,283          4,109
Selling and other operating costs                     4,039          3,848           7,775          6,786
                                                    -------        -------         -------        -------
                                                     13,591         12,664          24,688         21,454

        Earnings from operations                      1,538          1,274           1,677          1,690

Interest income                                          --             31              29            129
Interest expense and other                             (129)           (41)           (225)           (82)
                                                    -------        -------         -------        -------
        Earnings before income taxes                  1,409          1,264           1,481          1,737

Provision for income taxes                              303            140             319            197
                                                    -------        -------         -------        -------
Net earnings                                        $ 1,106        $ 1,124         $ 1,162        $ 1,540
                                                    =======        =======         =======        =======

Net earnings per share                              $  0.20        $  0.20         $  0.21        $  0.28
                                                    =======        =======         =======        =======

Weighted average number of common
 shares and equivalents outstanding                   5,603          5,513           5,559          5,532
                                                    =======        =======         =======        =======





   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                               ASSETS

                                                                           June 30,            December 31,
                                                                             1996                  1995
                                                                          -----------          ------------
                                                                          (unaudited)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . .              $   217              $ 1,154
    Accounts receivable   . . . . . . . . . . . . . . . . . . . .               25,653               24,898
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . .               26,545               23,666
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                  581                  439
                                                                               -------              -------
        Total current assets  . . . . . . . . . . . . . . . . . .               52,996               50,157
Property and equipment  . . . . . . . . . . . . . . . . . . . . .                5,244                4,003
Software development costs  . . . . . . . . . . . . . . . . . . .                  631                  469
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .                1,800                1,800
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                  587                  489
                                                                               -------              -------
                                                                               $61,258              $56,918
                                                                               =======              =======
                                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Notes payable   . . . . . . . . . . . . . . . . . . . . . . .              $ 2,798              $ 2,056
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                4,537                5,477
    Accounts payable to related parties   . . . . . . . . . . . .                  404                  273
    Accrued payroll and other liabilities   . . . . . . . . . . .                  703                1,631
    Accrued warranty reserve  . . . . . . . . . . . . . . . . . .                  863                  893
    Accrued commissions   . . . . . . . . . . . . . . . . . . . .                  256                  923
    Accrued income taxes  . . . . . . . . . . . . . . . . . . . .                  417                  585
    Current portion of long-term debt   . . . . . . . . . . . . .                1,227                  435
                                                                               -------              -------
        Total current liabilities   . . . . . . . . . . . . . . .               11,205               12,273

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .                5,047                1,175

Commitments and contingencies   . . . . . . . . . . . . . . . . .                   --                   --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       no shares issued  at June 30, 1996, and December 31, 1995                    --                   --
    Common stock, $0.01 par value, 30,000,000 shares authorized,
      5,332,031 and 5,282,988 shares issued at June 30, 1996,
      and December 31, 1995, respectively   . . . . . . . . . . .                   53                   53
    Additional paid-in capital  . . . . . . . . . . . . . . . . .               40,626               40,252
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                4,327                3,165
                                                                               -------              -------
        Total shareholders' equity  . . . . . . . . . . . . . . .               45,006               43,470
                                                                               -------              -------
                                                                               $61,258              $56,918
                                                                               =======              =======


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                 Six Months Ended June 30,
                                                                                ----------------------------
                                                                                  1996                 1995
                                                                                 -------             -------
Cash used by operations:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,162             $ 1,540
    Adjustments to reconcile net earnings to net cash used
      by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . .                  936                 941
        Amortization  . . . . . . . . . . . . . . . . . . . . . . .                  209                 247
        Disposals and write-offs of property and equipment  . . . .                  244                  28
        Deferred income taxes   . . . . . . . . . . . . . . . . . .                   --                (450)
    Changes in certain assets and liabilities:
        Increase in accounts receivable   . . . . . . . . . . . . .                 (755)             (4,219)
        Increase in inventories   . . . . . . . . . . . . . . . . .               (2,879)             (3,498)
        Increase in prepaid expenses  . . . . . . . . . . . . . . .                 (142)                 (2)
        (Additions to) reduction of other assets  . . . . . . . . .                  (98)                 52
        (Decrease) increase in accounts payable   . . . . . . . . .                 (940)                 54
        Increase (decrease) in accounts payable to related parties                   131                (169)
        Decrease in accrued payroll and other liabilities   . . . .                 (928)               (609)
        Decrease in accrued warranty reserve  . . . . . . . . . . .                  (30)                 (7)
        (Decrease) increase in accrued commissions  . . . . . . . .                 (667)                 29
        Decrease in accrued income taxes  . . . . . . . . . . . . .                 (168)               (169)
                                                                                 -------             -------
    Cash used by operating activities   . . . . . . . . . . . . . .               (3,925)             (6,232)
                                                                                 -------             -------
Cash used by investing activities:
    Additions to property and equipment   . . . . . . . . . . . . .               (2,505)             (1,525)
    Software development costs  . . . . . . . . . . . . . . . . . .                 (287)               (294)
                                                                                 -------             -------
    Cash used by investing activities   . . . . . . . . . . . . . .               (2,792)             (1,819)
                                                                                 -------             -------
Cash provided by financing activities:
    Net increase in notes payable   . . . . . . . . . . . . . . . .                  742               1,974
    Proceeds from long term debt  . . . . . . . . . . . . . . . . .                5,000                  94
    Repayment of long term debt including current portion   . . . .                 (336)               (241)
    Issuance of common stock  . . . . . . . . . . . . . . . . . . .                   --                  39
    Proceeds from exercise of stock options   . . . . . . . . . . .                  374                 205
                                                                                 -------             -------
    Cash provided by financing activities   . . . . . . . . . . . .                5,780               2,071
                                                                                 -------             -------
Net decrease in cash and cash equivalents   . . . . . . . . . . . .                 (937)             (5,980)
Cash and cash equivalents, beginning of period  . . . . . . . . . .                1,154               6,183
                                                                                 -------             -------
Cash and cash equivalents, end of period  . . . . . . . . . . . . .              $   217             $   203
                                                                                 =======             =======




   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1995.

The accompanying financial statements include the accounts of FLIR Systems,
Inc. and its subsidiaries.   All intercompany accounts and transactions have
been eliminated. The results of the interim period are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to the prior year's data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 -- REVENUE RECOGNITION:

Revenue is recognized when products are shipped or when services are performed, except for certain long term contracts which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual costs incurred to date to total costs to complete the respective contract.


NOTE 3 -- NET EARNINGS PER SHARE:

Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options.

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                                       June 30,          December 31,
                                                                         1996                1995
                                                                       -------             -------
Materials   . . . . . . . . . . . . . . . . . . . . . . .              $17,960             $16,151
Work-in-progress  . . . . . . . . . . . . . . . . . . . .                6,686               6,057
Finished goods  . . . . . . . . . . . . . . . . . . . . .                1,906               1,580
                                                                       -------             -------
                                                                        26,552              23,788
Less - progress payments received from customers  . . . .                   (7)               (122)
                                                                       -------             -------
                                                                       $26,545             $23,666
                                                                       =======             =======

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                    Additional
                                       Preferred       Common        Paid-in        Retained
                                         stock          stock        Capital        Earnings        Total
                                       ---------       -------      -----------     --------        ------
Balance, December 31, 1995  . .        $      --        $  53         $40,252          $3,165      $43,470
Common stock options exercised                --           --             374              --          374
Net income for six month
  period  . . . . . . . . . . .               --           --              --           1,162        1,162
                                       ---------        -----         -------          ------      -------
Balance, June 30, 1996  . . . .        $      --        $  53         $40,626          $4,327      $45,006
                                       =========        =====         =======          ======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Overall.     Net earnings for the three months ended June 30, 1996
remained consistent at $1.1 million or $0.20 per share in the second quarter of
1995 and 1996.   For the six months ended June 30, 1996, net earnings decreased
24.5%, from $1.5 million or $0.28 per share in the first half of 1995 to $1.2 million or $0.21 per share in the first half of 1996. However, earnings from operations for the three months ended June 30, 1996 increased 20.7%, from $1.3 million in the second quarter of 1995 to $1.5 million in the second quarter of 1996. The relatively constant net earnings for the second quarter compared to fiscal 1995 and the decrease in net earnings for the six months ended June 30, 1996 compared to the first half of 1995 were primarily due to the increased selling and other operating costs associated with the continued expansion of sales and marketing personnel, the slight reduction in the gross profit percentage, the increase in interest expense and the increase in the effective tax rate for the Company.

     Revenues. The Company's revenues for the three months ended June 30, 1996, increased 8.5%, from $13.9 million in the second quarter of 1995 to $15.1 million in the second quarter of 1996. Revenues from the sale of the Company's commercial imaging systems continued their significant growth pattern, increasing 29.8%, from $4.0 million in the second quarter of 1995 to $5.1 million in the second quarter of 1996. The improvement was principally attributable to the inclusion of revenues from sales of the Company's new aerial broadcast systems for the broadcast and entertainment markets which were introduced in April of this year and the continued strong market acceptance of the entire Prism family of products and other commercial products. Revenues from the sale of night vision systems totaled $10.0 million in the second quarter of 1996, which was consistent with the amount of revenues generated in the second quarter of 1995. The lack of change was primarily a result of the relatively consistent number of SAFIRE systems delivered in the second quarter of 1995 and 1996 under contracts awarded by the United States Navy for use on the Marine Corps' fleet of UH-1N "Huey" helicopters.

Revenues for the six months ended June 30, 1996, increased 13.9%, from $23.1 million in the first half of 1995 to $26.4 million in the first half of 1996. Revenues from the sale of the Company's commercial imaging systems for the six months ended June 30, 1996, increased 33.2% from the comparable period in 1995, from $7.4 million in 1995 to $9.9 million in 1996. The improvement was principally attributable to the inclusion of revenues from sales of the Company's new aerial broadcast systems for the broadcast and entertainment markets which were introduced in April of this year and the continued strong market acceptance of the entire Prism family of products and other industrial products. Revenues from the sale of night vision systems and sensors for the six months ended June 30, 1996, totaled $16.5 million, an increase of 4.8% from the $15.7 million in revenues generated in the first half of 1995. This growth is primarily due to the increased sales of the SAFIRE thermal imaging system.

As discussed in previous quarters, the Company is continuing to work through a variety of supplier-related difficulties, as well as the complications of dealing with a much more complex and extensive manufacturing process for the industrial product line. Some of the Company's suppliers also experienced yield declines due to higher production rates, which further limited the Company's ability to effectively increase production. The Company has addressed these problems with each of the suppliers by working with them to improve output by expanding testing procedures and removing poor performing parts earlier in the
production process.   In addition, the Company has qualified additional
suppliers to ensure there is sufficient material to meet the Company's growing demand. These procedures are now beginning to achieve their objectives and the new suppliers are beginning to deliver components from low rate production runs. This has been an ongoing process and the Company is just now beginning to see improved yields. The results for the quarter, however, continue to reflect the lingering effects of the production issues in the Company's industrial business.

As a percentage of total revenue, revenues from the sale of commercial imaging systems for the second quarter of 1996 increased to 34.0%, as compared to 28.4% in the second quarter of 1995. For the six months ended June 30, 1996 revenues from the sale of commercial imaging systems increased to 37.5%, as compared to 32.1% for the first six months of 1995. These increases indicate that sales of the Company's commercial imaging systems continue to comprise a larger percentage of the Company's total revenue.

Revenue from sales outside the United States increased slightly as a percentage of total revenue from approximately 28.6% to approximately 30.1% for the
quarters ended June 30, 1995 and 1996, respectively.   The increase in the
percentage of international sales, despite the significant shipments to the United States Government during the quarter was primarily due to increased deliveries on existing international contracts and increased market penetration of commercial products in Europe. For the first half of 1996, revenue from sales outside the United States constituted 34.5% of total revenue, as compared to 45.8% for the first half of 1995. While the percentage of revenues from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under existing international and domestic government contracts, management anticipates that revenues from international sales as a percentage of total revenues will continue to comprise a significant percentage of revenues.

     Gross profit.   As a percentage of revenues, gross profit decreased
slightly from 52.7% in the second quarter of 1995 to 51.2% in the second quarter of 1996 and decreased slightly from 54.4% to 52.1% for the six month periods ended June 30, 1995 and 1996, respectively. These decreases in gross profit as a percentage of revenue are principally attributed to increased manufacturing costs associated with the detector production for the Prism SP and Prism DS, increased shipments to instrumentalities of the U.S. Government which aggregated $10.2 million in the first half of 1996 compared to $9.7 in the first half of 1995 and the relatively low percentage of higher margin international sales. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international night vision sales, the more competitive nature of the commercial imaging market, and the impact of competitive bids for significant government contracts.

     Research and development. Research and development expense for the quarter remained relatively consistent at $2.2 million, and increased 4.2% for the six months ended June 30, from $4.1 million in the first half of 1995 to $4.3 million in the first half of 1996. As a percentage of revenue, research and development expense decreased from 16.0% to 14.3% for the three months ended June 30, 1995 and 1996, respectively and decreased from 17.8% to 16.2% for the six months ended June 30, 1995 and 1996, respectively. The overall level of research and development expense reflects the Company's continuing emphasis on product development and new product introduction. The overall decrease as a percentage of revenues reflects the fact that a relatively large
percentage of the research and development expense is fixed in nature.   While
the Company expects the absolute dollar amount of research and development expense to increase as the year progresses, research and development expense as a percentage of total revenue should decline as revenues increase.

     Selling and other operating costs.     Selling and other operating costs
for the quarter increased 5.0%, from $3.8 million for the second quarter of 1995 to $4.0 million for the second quarter of 1996, and increased 14.6% for the six months ended June 30, from $6.8 million in the first half of 1995 to $7.8 million in the first half of 1996. As a percentage of revenue, selling and other operating costs decreased from 27.6% to 26.7% for the three months ended June 30, 1995 and 1996, respectively, and increased slightly from 29.3%
to 29.5% for the six months ended June 30, 1995 and 1996, respectively.   The
increases in absolute dollar terms were primarily due to costs associated with the increased revenues for the quarter, expenses related to the operations of the Company's two subsidiaries, Broadcast & Surveillance Systems, Ltd. in the United Kingdom and Optimas Corporation ("Optimas") in Seattle, and to increased sales and marketing personnel. The Company has continued to expand and strengthen the direct sales and marketing staff at both FSI and Optimas. These efforts have directly resulted in increased sales of commercial products and the Company continues to remain committed to making the strategic investments necessary to ensure continued growth in revenues.

     Income taxes.   The provision for income taxes for the three months ended
June 30, 1996 resulted in an effective tax rate of 21.5% compared to 11.1% for the second quarter of 1995. For the six months ended June 30, 1996 the effective tax rate was 21.5% compared to 11.3% for the first half of 1995. The increase in the effective tax rate is primarily due to the fact that the Company has utilized all of its internally generated net operating loss carryforwards. The effective tax rate remains substantially below statutory rates due to utilization of a portion of the Company's acquired net operating loss carryforwards, utilization of various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had short term borrowings net of cash on hand of $2.6 million compared with $902,000 at December 31, 1995 and $1.4 million at
March 31, 1996.   Additionally during the quarter, the Company refinanced $5.0 million of short term borrowings over a five year period at 8.77% and increased the available line of credit to $7.5 million. The increased use of cash during the six months ended June 30, 1996, was principally attributable to increased working capital needs, primarily increased inventory levels, greater accounts receivable and decreased current liabilities.

At June 30, 1996, the Company had inventory on hand of $26.5 million compared to $23.7 million at December 31, 1995 and $26.1 million at March 31, 1996. The increase in inventory levels is principally due to the build up of components due to the production constraints related to the Company's Prism DS camera, an increase in long lead components in anticipation of the SAFIRE deliveries to the U.S. Government, and an increase in inventory levels to support the production of the new aerial broadcast products. Additionally, inventory levels at BSS continue to increase in anticipation of future deliveries under existing contracts.

At June 30, 1996, the Company had accounts receivable in the amount of $25.7
million compared to $24.9 million at December 31, 1995.   The level of accounts
receivable is primarily due to the significant level of sales in the last month of the quarter primarily to the U.S. Navy.


The Company has available a $7.5 million line of credit which bears interest at the prime rate. At June 30, 1996, the Company had a $2.8 million balance outstanding on this line.

While use of the credit facility will vary significantly and is heavily dependent upon the timing of collections from the U.S. Government, the Company believes that its existing cash and available credit facilities will be sufficient to meet its cash requirements for the foreseeable future.

                          PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company's annual shareholders' meeting was held on Monday, April 29, 1996, at which the following actions were taken by a vote of the shareholders:

     1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                                             Vote
                                          ------------------------------------------
                                                           Withhold            Term
              Director                    For              Authority          Ending
              --------                    ---              ---------          ------
           Robert P. Daltry            4,423,523             29,523            1999
           John C. Hart                4,424,365             28,681            1999

     2. By a vote of 2,811,448 to 712,774 (with 22,827 abstentions and 920,997 Broker Non-Votes), amendments to the FLIR Systems Inc. 1992 Stock Incentive Plan (the "Plan") to increase the number of shares that are reserved for issuance upon the exercise of stock option grants from 972,855 to 1,972,855 and to conform the Plan provisions to certain requirements of the Internal Revenue Code, as amended, were approved.

     3. By a vote of 4,432,572 to 8,562 (with 11,912 abstentions and 15,000 Broker Non-Votes), the Company's selection of Price Waterhouse LLP as the Company's independent auditors for the year ending December 31, 1996 was ratified.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

           11.0     Computation of Net Income Per Share

           27.1     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLIR SYSTEMS, INC.


Date        August 14, 1996                 /s/  J. Mark Samper
     ------------------------------         --------------------------
                                            J. Mark Samper
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer and Duly Authorized Officer)