Form 10-Q
period 1996-09-30
FLIR SYSTEMS INC
filed 1996-11-13
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q

                                  ------------

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ______________ to _______________

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

                                  ------------

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


At September 30, 1996, there were 5,341,651 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR SYSTEMS, INC.

                                     INDEX

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Operations -- Three Months and
        Nine Months Ended September 30, 1996 and 1995............       3

        Consolidated Balance Sheet -- September 30, 1996 and
        December 31, 1995........................................       4

        Consolidated Statement of Cash Flows -- Nine Months Ended
        September 30, 1996 and 1995..............................       5

        Notes to the Consolidated Financial Statements...........       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................       8


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................      12

        Signatures...............................................      12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        ------------------      -----------------
                                         1996        1995        1996       1995
                                        ------      ------      ------     ------
Revenues:
  Night vision systems and sensors....  $11,913    $ 7,787      $28,383   $23,500
  Commercial imaging systems..........    6,025      4,267       15,920    11,698
                                        -------    -------      -------   -------
                                         17,938     12,054       44,303    35,198

Cost of goods sold....................    8,312      5,600       20,942    16,159
Research and development..............    2,272      1,984        6,555     6,093
Selling and other operating costs.....    4,390      3,530       12,165    10,316
                                        -------    -------      -------   -------
                                         14,974     11,114       39,662    32,568

    Earnings from operations..........    2,964        940        4,641     2,630

Interest income.......................        8         64           37       193
Interest expense and other............     (259)      (333)        (484)     (415)
                                        -------    -------      -------   -------

    Earnings before income taxes......    2,713        671        4,194     2,408

Provision for income taxes............      592        106          911       303
                                        -------    -------      -------   -------

Net earnings..........................  $ 2,121    $   565      $ 3,283   $ 2,105
                                        =======    =======      =======   =======

Net earnings per share................  $  0.38    $  0.10      $  0.59   $  0.38
                                        =======    =======      =======   =======

Weighted average number of common
shares and equivalents outstanding....    5,620      5,513        5,579     5,529
                                        =======    =======      =======   =======


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                     ASSETS

                                                September 30,     December 31,
                                                    1996              1995
                                                -------------     ------------
                                                 (unaudited)

Current assets:
  Cash and cash equivalents..................      $   182           $ 1,154
  Accounts receivables.......................       33,014            24,898
  Inventories................................       29,807            23,666
  Prepaid expenses...........................          678               439
                                                   -------           -------
    Total current assets.....................       63,681            50,157
Property and equipment.......................        5,493             4,003
Software development costs...................          761               469
Deferred income taxes........................        1,800             1,800
Other assets.................................          643               489
                                                   -------           -------
                                                   $72,378           $56,918
                                                   =======           =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable..............................      $ 7,285           $ 2,056
  Accounts payable...........................        8,186             5,477
  Accounts payable to related parties........           92               273
  Accrued payroll and other liabilities......          812             1,631
  Accrued warranty reserve...................          784               893
  Accrued commissions........................          258               923
  Accrued income taxes.......................          908               585
  Current portion of long-term debt..........        1,368               435
                                                   -------           -------
    Total current liabilities................       19,693            12,273
Long-term debt...............................        5,494             1,175
Shareholders' equity:
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized; no shares
   issued at September 30, 1996, and
   December 31, 1995.........................           --                --
  Common stock, $0.01 par value,
   30,000,000 shares authorized,
   5,341,651 and 5,282,988 shares issued at
   September 30, 1996, and December 31, 1995,
   respectively..............................           53                53
  Additional paid-in capital.................       40,690            40,252
  Retained earnings..........................        6,448             3,165
                                                   -------           -------
    Total shareholders' equity...............       47,191            43,470
                                                   -------           -------
                                                   $72,378           $56,918
                                                   =======           =======

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------

                                                                        1996             1995
                                                                       -------         -------
Cash used by operations:
  Net earnings..................................................       $ 3,283         $ 2,105
  Income charges not affecting cash:
    Depreciation................................................         1,436           1,385
    Amortization................................................           306             392
    Disposals and write-offs of property and equipment..........           257              45
    Deferred income taxes.......................................            --            (700)
  Changes in certain working capital components:
    (Increase) decrease in accounts receivable..................        (8,116)          2,429
    Increase in inventories.....................................        (6,141)         (4,707)
    Increase in prepaid expenses................................          (239)           (103)
    (Additions to) reduction of other assets....................          (154)            107
    Increase in accounts payable................................         2,709             253
    Decrease in accounts payable to related parties.............          (181)           (267)
    Decrease in accrued payroll and other liabilities...........          (819)           (492)
    Decrease in warranty reserve................................          (109)            (29)
    Decrease in accrued commissions.............................          (665)           (147)
    Increase (decrease) in accrued income taxes.................           323            (337)
                                                                       -------         -------
  Cash used by operating activities.............................        (8,110)            (66)
                                                                       -------         -------
Cash used by investing activities:
    Additions to property and equipment.........................        (3,313)         (2,160)
    Software development costs..................................          (468)           (444)
                                                                       -------         -------
    Cash used by investing activities...........................        (3,781)         (2,604)
                                                                       -------         -------
  Cash provided by financing activities;
    Net increase in notes payable...............................         5,229              --
    Proceeds from long term debt................................         5,816             478
    Repayment of long term debt including current portion.......          (564)           (379)
    Issuance of common stock....................................            --              55
    Proceeds from exercise of stock options.....................           438             269
                                                                       -------         -------
    Cash provided by financing activities.......................        10,919             423
                                                                       -------         -------
  Net decrease in cash and cash equivalents.....................          (972)         (2,247)
  Cash and cash equivalents, beginning of period................         1,154           6,183
                                                                       -------         -------
  Cash and cash equivalents, end of period......................       $   182         $ 3,936
                                                                       =======         =======


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

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

The accompanying financial statements include the accounts of FLIR Systems, Inc. and its subsidiaries. The operations of these subsidiaries have been immaterial to date and all intercompany accounts and transactions have been eliminated. The results of the interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to the prior year's data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 -- REVENUE RECOGNITION:

Revenue is recognized when products are shipped or when services are performed except for certain long term contracts which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual costs incurred to date to total costs to complete the respective contract.

NOTE 3 - NET EARNINGS PER SHARE:

Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                 September 30,   December 31,
                                      1996           1995
                                 ------------   ------------
                                 (Unaudited)
Materials......................  $     20,368   $     16,151
Work-in-progress...............         7,048          6,057
Finished goods.................         2,398          1,580
                                 ------------   ------------
                                       29,814         23,788
Less - progress payments
  received from customers                  (7)          (122)
                                 ------------   ------------
                                 $     29,807   $     23,666
                                 ============   ============

NOTES 5 - CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thouands):

                                                       Additional
                                   Preferred   Common   Paid-in      Retained
                                     Stock      Stock   Capital      Earnings    Total
                                   ---------   ------  ----------  -----------  -------
Balance, December 31, 1995.......  $      --   $   53  $   40,252  $     3,165  $43,470
Common stock options exercised...         --       --         438           --      438
Net income for nine month
  period.........................         --       --          --        3,283    3,283
                                   ---------   ------  ----------  -----------  -------
Balance, September 30, 1996
  (Unaudited)....................  $      --   $   53  $   40,690   $    6,448  $47,191
                                   =========   ======  ==========   ==========  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:


        OVERALL. Net earnings for the three months ended September 30, 1996 increased 275.4%, from $565,000 (or $0.10 per share) in the third quarter of 1995 to $2.1 million (or $0.38 per share) in the third quarter of 1996. Net earnings increased 56.0%, from $2.1 million (or $0.38 per share) for the nine months ended September 30, 1995 to $3.3 million (or $0.59 per share) for the nine months ended September 30, 1996. The increase in net earnings is principally due to increased sales of the Company's two new aerial broadcast systems and increased deliveries of SAFIRE night vision systems to the Federal Government.

        REVENUES. The Company's revenues for the three months ended September 30, 1996 increased 48.8%, from $12.1 million in the third quarter of 1995 to $17.9 million in the third quarter of 1996. Revenues from the sale of night vision systems and sensors increased 53.0%, from $7.8 million in the third quarter of 1995 to $11.9 million in the third quarter of 1996. This increase is primarily due to the increased deliveries of SAFIRE night vision systems to the Federal Government which aggregated $10.4 million in the third quarter of 1996 compared to $2.3 million in the third quarter of 1995. The majority of this increase was from deliveries to the U.S. Marine Corps. Commercial imaging systems revenues continued to show strong revenue growth by increasing 41.2%, from $4.3 million in the third quarter of 1995 to $6.0 million in the third quarter of 1996. This improvement was principally attributable to the inclusion of revenues from sales of the Company's two new commercial broadcast systems for the broadcast and entertainment markets which were introduced in the second quarter of 1996, and the continued strong sales of the Prism DS.

Revenues for the nine months ended September 30, 1996 increased 25.9%, from $35.2 million in the first nine months of 1995 to $44.3 million for the first nine months of 1996. Revenues from the sale of night vision systems and sensors increased 20.8%, from $23.5 million in the first nine months of 1995 to $28.4 million for the first nine months of 1996 primarily due to increased deliveries of SAFIRE night vision systems. Commercial imaging systems revenues increased 36.1%, from $11.7 million in the first nine months of 1995 to $15.9 million in the first nine months of 1996. This improvement was principally attributable to the inclusion of revenues from sales of the Company's two new commercial broadcast systems for the broadcast and entertainment markets discussed above.

Revenues from sales outside the United States decreased as a percentage of total revenue from approximately 49.7% to approximately 27.7% for the quarters ended September 30, 1995 and 1996, respectively. For the first nine months of 1996 sales outside the United States accounted for approximately 31.7% of the Company's revenue. This represents a decrease from the 47.1% experienced in the first nine months of 1995 primarily due to increased deliveries to U.S. Government customers, principally the U.S. Marine Corps. The Company anticipates that the revenues from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenues but may vary modestly from year to year.

        GROSS PROFIT. As a percentage of revenues, gross profit increased slightly from 53.5% in the third quarter of 1995 to 53.7% in the third quarter of 1996 and decreased slightly from 54.1% for the first nine months of 1995 to 52.7% for the first nine months of 1996. The relatively consistent gross margin in the third quarter of 1996 and the slight decrease for the nine months ended September 30, 1996 was primarily due to the increased sales to U.S. Governmental customers which typically have lower gross margins than non-governmental customers, offset somewhat by the gross profit on the Company's commercial broadcast products, which typically have a slightly higher margin than other commercial products. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international night vision and commercial imaging sales, the more competitive nature of the industrial imaging market, and the impact of competitive bids for significant government contracts.

        RESEARCH AND DEVELOPMENT. Research and development expense increased 14.5% from $2.0 million for the third quarter of 1995 to $2.3 million for the third quarter of 1996 and increased 7.6%, from $6.1 million for the first nine months of 1995 to $6.6 million for the first nine months of 1996. As a percentage of revenue, research and development expense decreased from 16.5% to 12.7% for the three months ended September 30, 1995 and 1996, respectively, and decreased from 17.3% for the first nine months of 1995 to 14.8% for the first nine months of 1996. The increases in research and development expense, in absolute dollar terms, were attributable to increased research and development activities related to existing product enhancements and new product development, as well as the on-going development of the Company's commercial broadcast products. The overall decrease as a percentage of revenues reflects the fact that a relatively large percentage of research and development expense is fixed in nature. While the Company expects the absolute dollar amount of research and development to continue to increase, research and development expense as a percentage of total revenue should continue to decline as revenues increase.

        SELLING AND OTHER OPERATING COSTS. Selling and other operating costs for the quarter increased 24.4%, from $3.5 million for the third quarter of 1995 to $4.4 million for the third quarter of 1996 and increased 17.9%, from $10.3 million for the first nine months of 1995 to $12.2 million for the first nine months of 1996. Selling and other operating costs decreased as a percentage of revenues from 29.3% for the third quarter of 1995 to 24.5% for the third quarter of 1996 and decreased from 29.3% for the first nine months of 1995 to 27.5% for the first nine months of 1996. The increases, in absolute dollar terms, are primarily due to costs associated with increased revenues, expenses related to the expanded operations of the Company's two subsidiaries, Broadcast & Surveillance Systems, Ltd. ("BSS") and Optimas Corporation ("Optimas") and additional sales related personnel at FLIR, Optimas and BSS as the Company continues to expand its direct sales and marketing staffs.

        INTEREST INCOME. Interest income consists of amounts earned on cash balances and short term investments. Interest income decreased from $64,000 in the third quarter of 1995 to $8,000 in the third quarter of 1996 and decreased from $193,000 during the first nine months of 1995 to $37,000 during the first nine months of 1996. These decreases reflect the reduced cash balances due to cash demands created by increased working capital needs, primarily inventories and receivables.

        INTEREST EXPENSE AND OTHER. Interest expense and other includes interest on short term and long term borrowings, costs related to capital lease obligations, and miscellaneous charges. Interest expense and other for the quarter decreased 22.2%, from $333,000 in the third quarter of 1995 to $259,000 in the third quarter of 1996 and increased 16.6%, from $415,000 in the first nine months of 1995 to $484,000 for the first nine months of 1996. However, included in the 1995 amount is a charge related to the Optimas Merger aggregating $276,000. Without this charge interest expense and other increased from $57,000 to $259,000 for the three months ended September 30, 1995 and 1996, respectively and increased from $139,000 to $484,000 for the nine months ended September 30, 1995 and 1996, respectively. This increase is due to increased usage of the Company's line of credit as well as the $5.0 million in long term financing obtained in second quarter of 1996.

        INCOME TAXES. The Company's effective income tax rates for the quarters ended September 30, 1996 and 1995 were 21.8% and 15.8%, respectively, and for the nine month periods ended September 30, 1996 and 1995 were 21.7% and 12.6%, respectively. The increase in the effective tax rate is primarily due to the fact that the Company has utilized all of its internally generated net operating loss carryforwards. The effective tax rates remain substantially below the statutory rate due to utilization of a portion of the Company's acquired net operating loss carryforwards, utilization of various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had inventories on hand of $29.8 million compared to $23.7 at December 31, 1995 and $26.5 million at June 30, 1996. This increase was primarily due to the continued build up of components due to production constraints related to the Prism DS camera, an increase in components in anticipation of the Company's future SAFIRE deliveries to the U.S. Government, and an increase in inventory levels to support the production of the new aerial broadcast products. Because of the extremely long lead times for many of the most expensive components, it is necessary to have inventories on hand to meet the required delivery schedules. The Company maintains levels of inventories sufficient to satisfy backlog which the Company considers to be firm and to respond to short term delivery requirements for a majority of its products. Management believes its ability to provide prompt deliveries gives it a competitive advantage for certain sales. It is expected that current inventory levels will be maintained or increased as new products are introduced.

At September 30, 1996, the Company had accounts receivable in the amount of $33.0 million compared to $24.9 million at December 31, 1995 and $25.7 million at June 30, 1996. The increase is due to delayed payments from the sale of SAFIRE systems to the U.S. Marine Corps, which represent 39.0% of the outstanding receivables as of September 30, 1996. Since the end of the quarter, the Company has collected $7.3 million from the U.S. Marine Corps and the entire remaining balance owing from the Marine Corps is expected to be collected by the end of 1996. The Company generally experiences long collection cycles due to a variety of factors, including payment terms required by U.S. and foreign governmental customers as well as payment terms for companies that integrate the Company's products into aircraft for sale to ultimate users.

At September 30, 1996, the Company had short-term borrowings net of cash on hand of $7.1 million compared with $902,000 at December 31, 1995 and $2.6 million at June 30, 1996. Additionally during the quarter, the Company temporarily increased its available line of credit from $7.5 million to $9.5 million to cover its short-term cash needs. The increased use of cash during the third quarter is consistent with the prior year and is primarily due to the build up of inventories and accounts receivable discussed above.

The Company has available a $9.5 million line of credit until November 30, 1996, when the line of credit decreases to $7.5 million. The line of credit bears interest at the prime rate, is collateralized by all receivables and inventories and requires the Company to maintain working capital in excess of $30.0 million and net tangible worth of $40.0 million. At September 30, 1996, the Company had a $7.3 million balance outstanding on this line.

While the use of the credit facility will vary significantly and is heavily dependent upon the timing of collection of significant receivables from the U.S. Government, the Company believes that its existing cash, available credit facilities together with the scheduled payments from the U.S. Government will be sufficient to meet its cash requirements for the foreseeable future.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             11.0  Computation of Net Income Per Share
             27.1  Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FLIR SYSTEMS, INC.

Date    November 14, 1996                /s/ J. Mark Samper
    -------------------------            ----------------------------
                                         J. Mark Samper
                                         Vice President of Finance and
                                         Chief Financial Officer and Secretary
                                         (Principal Accounting and Financial
                                          Officer and Duly Authorized Officer)