Form 10-K405
period 1996-12-31
FLIR SYSTEMS INC
filed 1997-03-31
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDING DECEMBER 31, 1996.
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                                        -----------------
     -----------------

Commission file number - 0-21918

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

                                (503) 684-3731
             (Registrant's telephone number, including area code)
                            ----------------------
       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class of Stock       Name of each exchange on which registered
----------------------------       -----------------------------------------
Common Stock, $0.01 par value                       NASDAQ
                            ----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [X]

As of March 3, 1997, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $81,664,225

As of March 3, 1997, there were 5,432,963 shares of the Registrant's common stock, $0.01, par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FLIR Systems, Inc.'s Proxy Statement
for the 1997 Annual Shareholders' Meeting                      Part III


================================================================================

                              FLIR Systems, INC.
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS



Item on Form 10-K

PART I
Item 1               Business................................................................   1
Item 2               Properties..............................................................  10
Item 3               Legal Proceedings.......................................................  10
Item 4               Submission of Matters to a Vote of Security Holders.....................  10

PART II

Item 5               Market for Registrant's Common Stock and Related Stockholder Matters....  10
Item 6               Selected Financial Data.................................................  11
Item 7               Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................  12
Item 8               Financial Statements and Supplementary Data.............................  17
Item 9               Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure....................................................  33

PART III

Item 10              Directors and Executive Officers of the Registrant......................  33
Item 11              Executive Compensation..................................................  33
Item 12              Security Ownership of Certain Beneficial Owners and Management..........  33
Item 13              Certain Relationships and Related Transactions..........................  33

PART IV

Item 14              Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  33

SIGNATURES...................................................................................  35

FINANCIAL STATEMENT SCHEDULES................................................................  36

                                     PART I

Item 1.  Business.
         ---------

General

     FLIR Systems, Inc. ("the Company" or "FSI"), founded in 1978, designs, manufactures and markets imaging systems, image analysis software and broadcast quality surveillance systems worldwide for a wide variety of applications in the
government and commercial markets.   Thermal imaging systems detect infrared
radiation or heat, which is emitted directly by all objects and materials, enabling the user to see objects in total darkness, adverse weather, and through obscurants such as smoke and haze. FSI's night vision products for the government market are used in such diverse applications as public safety (law enforcement and drug interdiction support, search and rescue, border and maritime patrol, and environmental protection) and defense (surveillance, reconnaissance and navigational assistance).

     Thermal imaging systems can also detect and measure temperature differences, which is important in a variety of industrial and commercial applications including predictive and preventative maintenance, manufacturing process control and monitoring, non-destructive testing and evaluation, and research and development. FSI's business has also expanded into the larger imaging and machine vision markets. Two FSI subsidiaries, Broadcast and Surveillance Systems, Ltd. ("BSS"), located just outside London, England, and Optimas Corporation, located in the Seattle, Washington area, play an important part in that expansion. BSS designs, manufactures and markets day and night imaging systems designed for the non-military and commercial broadcast markets. Optimas specializes in the development of computer software products that enable image analysis across a full range of applications for the industrial, biomedical and research markets.

     In April 1996, the Company entered into the commercial broadcast market with the introduction of two products, the ULTRA 4000 and the UltraMedia. The ULTRA 4000 is a fully stabilized airborne camera system that couples a high-resolution infrared camera with an industry-standard broadcast camera for 24-hour-a-day news coverage. The UltraMedia is a broadcast-quality imaging system that delivers clear, crisp and jitter-free daylight images.

     The Company's Government customers include local law enforcement agencies, instrumentalities of the U.S. Government, foreign governments and various aircraft manufacturers and resellers. Customers for the Company's Commercial products include various manufacturers, resellers, research and development facilities, universities, biomedical research facilities, utility companies, motion picture and entertainment companies and various commercial enterprises.

Forward-looking Statements

     This business discussion and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expect," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this business section, as well as those discussed elsewhere in this Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Industry Background

     Infrared radiation is essentially light that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials. Thermal imaging systems are used to detect infrared radiation and convert it into an electronic signal, which is then formatted into a video scene and displayed on a monitor. Thermal imaging systems enable the operator to see objects in total darkness and through obscurants such as smoke, haze and many forms of fog. Unlike other night vision devices, such as night vision goggles, a thermal imaging system does not require any visible light to operate. Thermal imaging systems can also detect and measure temperature differences, which is important in a variety of industrial applications.

     Early applications of thermal imaging primarily involved the use of very expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were far more important in the procurement decision than the system acquisition cost. A basic form of the technology was also employed in limited industrial applications such as detection of heat loss from buildings, where system price was more important than sophisticated performance. Consequently, a large group of potential users in both the public safety sector and commercial markets did not use thermal imagers, since available systems either failed to meet their performance requirements or were too expensive. The Company was among the first to bridge the gap between high-cost, high-performance and low-cost, low-performance systems by developing thermal imaging products with a combination of price and performance suited to the needs of a broad range of customers in the night vision market. In addition, commercial applications and markets began to expand as thermal imaging companies developed products with enhanced performance characteristics.

     The Company expects continued growth in the thermal imaging markets due primarily to the general improvements in the price and performance characteristics of imaging systems for the government and commercial markets. The Company believes the primary factors that will contribute to the growth in the government market are the increasing use of thermal imaging in public safety applications worldwide, the increasing emphasis of governments on public safety roles and the transition of defense procurement policies worldwide to favor cost-effective commercially developed technology. The Company believes that the use of thermal imaging and broadcast systems in commercial applications will increase, and the commercial imaging market will expand significantly, as high-performance industrial systems become more affordable and industrial customers better understand the improvements in quality and productivity that can be gained by the use of these systems and the related image analysis software. The Company's commercial products and image analysis software capabilities are designed to take advantage of these opportunities.

Markets for the Company's Products

    Government products

    The worldwide government market consists of two segments: public safety and defense. The Company is a leader in the public safety segment, which is rapidly expanding but represents a small percentage of the total government market. The Company also sells its products for selected applications in the defense segment.

    Public Safety

    The Company is a worldwide leader in the emerging public safety market, which consists of products sold for a variety of uses in law enforcement and drug interdiction, search and rescue, border and maritime patrol, and environmental protection. The Company has been instrumental in the development of this market worldwide, with systems operating in over 47 countries. During the last three years, the Company has sold into this market over 400 systems with a dollar value in excess of $112 million. While no consistent data is available as to the size of this market, the Company believes this represents only a small percentage of the existing and potential global market.

    Customers in the public safety market demand systems that are both affordable and capable of performing a variety of tasks requiring high resolution and image quality. The Company's products are well positioned to meet these customers' requirements for performance and affordability. Additionally, the Company's broad product range is well suited to the principal customer groups in the public safety market, each of which require different product configurations. The Company's products meet customer needs for systems that can be mounted on a variety of aircraft and ships, operate in different climatic conditions and accommodate changes in methods of operations. Installations for the Company's systems have been certified by the Federal Aviation Administration and equivalent authorities in foreign countries for most of the aircraft used in the market.

    Law Enforcement and Drug Interdiction: Thermal imaging systems enable law enforcement agencies to expand their capabilities in activities ranging from routine patrol and surveillance to suspect apprehension and drug interdiction. There is a trend in law enforcement toward the use of aircraft, which have advantages over traditional ground operations in these activities. Airborne enforcement has historically been limited by an inability to perform effectively at night or under conditions of limited visibility -- precisely the conditions under which significant criminal activity occurs. By providing night vision capability, thermal imaging systems significantly enhance the performance capabilities of airborne law enforcement.

    The Company believes that law enforcement is an emerging market for its systems and that a relatively small percentage of law enforcement aircraft worldwide are presently equipped with thermal imaging systems. As various law enforcement agencies have gained familiarity with the uses and capabilities of these systems, the Company has expanded the applications for its products to meet the needs of a broader customer base. Over the past three years, demand for the Company's products has continued to be strong as a result of their effective use by customers in law enforcement and drug interdiction activities worldwide.

    Law enforcement agencies are beginning to recognize the utility of thermal imaging systems in ground operations, an application in which cost, portability and image quality are key customer requirements. The Company has addressed these requirements with its Prism Camera. See "Products".

    Search and Rescue: Search and rescue operations include the traditional mission of rescuing boats and vehicles in distress, offshore oil platform safety and emergency response support for missing persons or accident victims. These operations are routinely conducted in most nations by military, governmental, or local entities in both coastal waters and inland areas. The range of the Company's customers in this market has expanded from initial coast guard sales to include military agencies, private contractors, oil companies and emergency response teams. The Company believes that this market will continue to grow, primarily due to the evolving need to maintain search and rescue capability on a 24-hour basis and under adverse weather conditions.

    Border and Maritime Patrol: As the frequency of regional disputes throughout the world increases and concern over the effects of illegal immigration grows in most countries, the importance of border surveillance, particularly night time surveillance, has increased. The Company was among the first to demonstrate the effectiveness of thermal imaging systems for airborne operations in this market. Maritime patrol activities are performed by military or governmental agencies charged with maintaining the territorial integrity of coastal waters, monitoring national fishing boundaries and preventing smuggling.

    Environmental Protection: With the growing worldwide emphasis on protection of natural resources, the Company expects the market for its systems in environmental protection activities to expand. The Company's thermal imaging systems have been effectively used in forest fire detection and extinguishment, oil spill detection and monitoring, and wildlife management. Potential additional applications include monitoring toxic waste sites, identifying sources of environmental contamination, and gas leak detection. In many cases, proper detection cannot be accomplished without thermal imaging. For example, heavy smoke inhibits the application of flame retardant while fighting forest fires; thermal imaging systems see through smoke and allow accurate airdrops of both retardant and water. The Company has successfully begun to market its systems for environmental protection applications in the United States and Canada, but this market is in its infancy and is expected to grow as users become increasingly aware of the applications and utility of thermal imaging systems.

    Defense

    The defense market for thermal imagers, which consists primarily of sophisticated weapon systems, has historically constituted the largest segment of the market for night vision products. While the Company has purposely limited its participation in this market segment, due to the changing nature of defense priorities, the Company has begun to develop relationships with prime defense contractors that require cost-effective thermal sensors for inclusion in their systems.

    In addition to the traditional weapons systems applications, thermal imaging systems are increasingly being employed by the military for surveillance, reconnaissance, and navigation assistance as part of a larger trend toward expansion of night operations capability. As a result, night vision systems have been identified as a critical component of a more technology-based military. The Company believes that these trends will provide selected ongoing growth opportunities for the Company in the defense market.

    Commercial Products

    The ability of thermal imaging systems to detect heat and measure temperature differences make them useful in a broad range of industrial applications. For example, thermal imaging systems can be used to observe the performance of heating and cooling devices, monitor the performance of electronic components or the movement of electrical current, detect water or moisture, identify leaks, locate bonding defects, detect cracks and voids in an object and determine surface uniformity. The Company believes that the increasing emphasis on improving manufacturing productivity and product quality, underscored by the growing importance of programs such as International Standards Organization (ISO) 9000 and the increasing complexity of high technology products and processes, creates an opportunity for a significant expansion of the industrial market. This market typically requires very high performance systems with extensive analytical software. The Company believes that growth of the commercial market will be further enhanced as thermal imaging systems achieve higher performance, the capabilities and benefits of thermal imaging are understood by a growing number of potential customers, the image analysis software capabilities continue to improve and systems become more affordable and easy to use.

    The Company believes that its imaging systems and related software products will enable it to continue to capture market share and significantly expand applications in six principal areas: predictive and preventive maintenance, non-destructive testing and evaluation, research and development, manufacturing process control and monitoring as well as expand into the much larger machine vision market, commercial broadcast and image analysis.

    Predictive and Preventive Maintenance ("PPM"): Thermal imaging systems improve productivity by allowing the location and detection of equipment faults so they can be corrected before they lead to catastrophic failure or major equipment damage. This allows companies to significantly reduce operating expenses by lowering repair costs and reducing downtime. PPM is currently the largest segment of the industrial market.

    Specific PPM applications are numerous. Utility companies utilize the Company's thermal imaging products to locate and repair defective power transmission components thereby significantly improving service reliability by reducing annual power outages per customer. The bearings of rotating machinery will operate at an increasingly warmer temperature as the end of their useful life approaches; thermal imaging surveys can predict the bearing's end of life, allowing planned maintenance to be performed before experiencing a plant shut-down or severe machinery damage. Thermal imaging is used to evaluate the integrity and amount of insulation in a building or container, providing substantial energy cost savings. Thermal imaging allows roof leaks and associated specific damaged areas to be located and repaired, avoiding the major expense of replacing the entire roof.

    Non-Destructive Testing and Evaluation ("NDT"): Non-destructive testing and evaluation is a market classification adopted by a broad group of users of various technologies for specialized testing. NDT in a broad sense applies to all testing and evaluation that is non-destructive in nature and is utilized in all industrial thermal imaging market segments. More specifically, the designation applies to a segment that focuses on the testing of composite materials or of products using composite materials. This is a relatively new thermal imaging market and has experienced strong growth. Many different types of products must be inspected to ensure they are properly constructed, meet acceptable quality standards, or have not been damaged. For many applications, technologies such as ultrasound and x-ray have not proven to be effective. Thermal imaging has proven to be non-destructive, effective, quick and affordable and is increasingly being used for this type of inspection.

    Thermal imaging can be used to evaluate, monitor and test composite material in this process. For example, when two composite materials are bonded together, thermal imaging, unlike visual inspection, can be used to determine the quality of the bond. A similar inspection technique is used to inspect composite materials for damage after sustaining an impact. Additionally, during the production of solar cells, thermal imaging is used to verify the integrity of the bond between the various composition layers -- a factor critical to the cell's performance. Due to pressure and temperature differences experienced by an aircraft, water will collect in the internal honeycomb structure or insulation if there is a leak in the aircraft's outer skin; such leaks can be located through the use of thermal imaging.

    Research and Development: Thermal imaging, due to its non-destructive analysis capability, is a new tool for use in research from automobiles to electronics. This market typically requires very high performance systems with extensive capabilities and tools to analyze the thermal image. The Company believes that this segment of the commercial market will grow as system resolution and image analysis capabilities increase.

    Because many component and product designs involve the use or control of heat, thermal imaging can be effectively used in the research and design of the component or product. For example, thermal imaging is used in laser design to determine the power distribution of the beam. Once the laser is in production, thermal imaging is used as a process and product specification monitoring system. In addition, thermal imaging is used in development of diesel engines using ceramic coated pistons to determine proper adhesion of the ceramic to the metal piston. During the design of a rubber tire, uniform heat distribution can be evaluated using thermal imaging.

    Manufacturing Process Control and Monitoring: The ability to determine that a manufacturing process will produce unacceptable results at the earliest point in the production cycle is critical to quality improvement and cost reduction. Thermal imaging and image analysis allows for the monitoring and control of heat, which is used in most industrial processes. Depending on the process, too much, too little, or uneven heat can result in a defective product. The Company believes that, as all phases of the manufacturing process become increasingly competitive and quality standards increase, the use of thermal imaging and image analysis software in these applications will grow.

    Potential thermal imaging applications for process monitoring are varied and extensive. For example, the quality of metal, plastic and glass cast parts is highly dependent upon the temperature distribution in the mold. The quality of paper is dependent upon proper and even moisture distribution during the drying process. Thermal imaging is used to monitor temperature and moisture distribution in these manufacturing processes. In addition, many products, such as rubber gloves, can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness which may result in a quality defect.

    Commercial broadcast: The use of stabilized broadcast and thermal imaging systems is becoming a standard feature in today's news gathering markets. This market typically requires very high performance systems with extensive capabilities including state-of-the-art stabilization, the ability to provide jitter-free images from great distances and the ability to downlink the information on a real-time basis. The Company believes that this segment of the market will grow as more and more TV stations acquire helicopters to provide reat-time reporting of news events and as system size and weight continue to decline which enable the use of such systems on small and weight restricted helicopters.

    Image Analysis: The acquisition of Optimas, in early 1996, has enabled the Company to greatly expand its image analysis capabilities. Image analysis is the extraction of specific quantitative information in an objective, repeatable fashion in order that such data can be more meaningfully employed or understood and used to make informed and better decisions. Image analysis incorporates image processing (improving or otherwise modifying of the visual appearance of an image), but goes further to incorporate the identification of features of interest, extracting the desired measurements of those features and then making such measurements available for productive use.

Uses of image analysis software may include monitoring and controlling industrial processes, improving product quality, enhancing medical analysis or otherwise enabling or enhancing critical decision-making processes. For example, in the manufacture of laser and ink jet printers, the precise alignment of thousands of tiny dots of ink and a minimization of scatter or excess ink spots in printing are critical quality concerns. Printer manufacturers examine a test sheet from each printer using the Company's image analysis software. The software can rapidly examine a digital scan of those pages and provide analysis of whether the printer is functioning within tolerances.


Products

The following is a listing of the Company's main products and a brief description of such products:

    Series 2000. The Series 2000(TM), first introduced in 1983, is a real-time analog TV-compatible thermal imaging system for use in applications such as military surveillance, narcotics interdiction, crime fighting, search and rescue and environmental protection.

    SAFIRE. The SAFIRE(TM), first introduced in the second quarter of 1992, is a high-resolution digital thermal imaging system featuring gyro stabilization and image processing. SAFIRE systems are currently fielded by all branches of the U.S. military and are manufactured to meet the rigors of diverse missions from airborne and naval surveillance to search and rescue.

    ULTRA 3000. The ULTRA 3000(TM), first introduced in the fourth quarter of 1994, is one of the smallest and lightest airborne thermal imaging systems available on the market today. A variety of system features and options make the ULTRA 3000 a truly versatile thermal imaging system for use in day and night surveillance, search and rescue, and environmental protection.

    Prism SP. The Prism SP(TM), first introduced in the second quarter of 1994, is a high resolution, battery powered, handheld infrared camera. The Prism SP combines compact size, high quality imaging and temperature measurement capabilities which make it ideal for a broad range of industrial applications, including predictive and preventative maintenance, research and development, process control, and other types of non-destructive evaluation.

    Prism DS. The Prism DS(TM), which was introduced in the first quarter of 1995, is a high-resolution, battery powered, handheld infrared camera with the added capabilities of digital storage and image processing. The Prism DS features an on-board 486 microprocessor which enables digital capture of images onto Windows(TM) based PC cards. The Prism DS is ideally suited for industrial applications where post analysis in the area of predictive and preventative maintenance, research and development, process control, and other types of non-destructive evaluation are crucial.

    Tracer. The Tracer(TM), introduced in the first quarter of 1997, is the first industrial imaging system capable of recording and analyzing long thermal event sequences at real-time frame rates on a Windows(TM) based PC. Tracer combines a high-resolution thermal imaging camera with a Pentium(R) PC, digital recording system, and Windows-based analysis software.

    SeekIR. The SeekIR(TM), introduced in the third quarter of 1996, is a handheld infrared camera system that uses "uncooled" detector technology.
Silent operation, "instant on" imaging, compact size, portability and a long-life battery make the SeekIR a strong tool for gathering evidence and conducting "night vision" surveillance or monitoring.

    ULTRA 4000. The ULTRA 4000(TM), introduced in the third quarter of 1994, is a fully stabilized aerial camera system that couples a high-resolution infrared camera for low light or no light situations with an industry-standard broadcast camera for daylight coverage. The ULTRA 4000 provides the capability for long range airborne surveillance and broadcast video transmission in law enforcement, news gathering, and similar applications.

    UltraMedia. The UltraMedia(TM), introduced in the first quarter of 1996, is a compact daylight broadcast system that delivers a maximum of 72:1 magnification in a lightweight, low-profile package which is ideally suited for airborne broadcast teams. The UltraMedia breaks new ground by giving airborne broadcast teams hardware that delivers high-resolution images without high payload concerns.

    UltraMedia RS. The UltraMedia RS(TM), introduced in the first quarter of 1997, combines many of the features of the larger UltraMedia system in a compact 35 pound configuration. The UltraMedia RS provides small and weight restricted aircraft the ability to gather high quality video footage from long distances.

    AnalyzIR. AnalyzIR(TM) Software, introduced in the second quarter of 1995, allows for review, analysis and processing of captured images and data. AnalyzIR software is a Windows based program which provides for an ease of use and affordability that is unmatched in the industry. AnalyzIR software is typically packaged with the Prism systems, though it is capable of operating with data gathered from other imaging modalities as well.

    OPTIMAS. OPTIMAS(TM) software, introduced in the first quarter of 1989, is a Windows based application designed to meet the needs of the advanced scientific and engineering markets. The OPTIMAS software package includes custom user interface tools which enable both novice and highly skilled users to efficiently and effectively solve their image analysis problems.

    Xcaliper. Xcaliper(TM) software, introduced in the second quarter of 1995, is a high precision software product addressing certain industrial machine vision tasks such as gauging, part-presence or absence, edge detection and part alignment. Xcaliper software combines high speed with easy development using Visual Basic programming.

    Sentinel. Sentinel(TM) software, introduced in the fourth quarter of 1995, is an image pattern and industrial OCR software application using neural network-based technology to perform fast pattern recognition on personal computers. Applications include form reading, package label identification, part orientation and inspection. Sentinel software employs a simple drag and drop interface to train patterns and build applications.

    Library. Library(TM) software, introduced in the fourth quarter of 1995, is a flexible, multi-user image database with internal image management capabilities. Library software provides support for network and removable media and seamless links to OPTIMAS for one step archiving of images from OPTIMAS. Images can be retrieved and batch-analyzed using internal search features and automated field updates of analysis results. Library software utilizes a drag and drop interface to enable custom database and report development.


Customers

    The primary customers for the Company's products include instrumentalities of domestic and foreign governments, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news gathering agencies and various commercial enterprises.

    A substantial portion of the Company's revenues is derived from sales to agencies and instrumentalities of the U.S. Government, which aggregated more than 10% of the Company's revenues in each of the last three years. For the year ended December 31, 1996, such sales represented 40.1% of the Company's total revenue. Of this amount approximately $22.8 million, or 34.5% of the Company's 1996 revenues, consisted of sales to the U.S. Marine Corps of additional SAFIRE systems for their fleet of UH-1N "Huey" helicopters. With the exception of the continuing sales to agencies and instrumentalities of the U.S. Government, the Company does not typically have continuing customers whose purchases constitute more than 10% of revenues on a year to year basis. At any given time, however, the Company may have purchase commitments from customers which, if completed, would constitute more than 10% of revenues in any given year. The failure of any such customer to complete such purchases or the loss of the agencies and instrumentalities of the U.S. Government as a customer could have a material adverse effect on the Company's business, financial position and results of operations.

Sales, Distribution and Customer Service

    The Company markets its night vision products for the government market in the United States directly through a 17-person direct sales staff, and internationally through 12 independent representatives covering all major markets worldwide.

    The Company sells its commercial products worldwide through a 24-person direct sales staff and a network of 35 distributors and representatives, each with an exclusive right to sell the Company's products in a defined geographic area. All distributors and representatives report to one of five regional sales managers employed by the Company. The Company sells its software products primarily through 56 authorized dealers, 30 of whom are located within the U.S. and Canada. Many of these dealers, particularly internationally, maintain their own network of subsidiary agents.

    In support of both direct and distribution sales activities, the Company has a technical support group that provides installation, technical training and repair services. The Company maintains service facilities at its factory in Portland, Oregon and at its subsidiaries in the United Kingdom and Seattle, Washington. The Company also maintains limited service capability in three foreign locations under the direction of its independent representatives.

Manufacturing

    The Company manufactures most critical components of its products, including detectors, optics and high speed motors. This allows the Company to minimize lead times, facilitate prompt delivery of its products, control costs and ensure that these components satisfy its quality standards. The Company purchases other parts pre-assembled, including coolers, circuit boards, cables and wiring harnesses. The interruption of certain sources of supply or the failure of suppliers of key components to adapt their products to the Company's changing technological requirements could disrupt the Company's ability to manufacture products or cause the Company to incur costs associated with the development of alternative sources, either of which could have an adverse effect on the Company's business, financial condition and financial results of operations.
The Company has experienced delays in production due to its inability to timely obtain a necessary component from third-party supplier. No assurance can be given that similar delays will not be experienced in the future.

    Certain critical components, such as detectors and optical systems, are made with special minerals, compounds or materials. The Company believes that all such materials are readily available and will continue to be available in the foreseeable future at costs that are not prohibitive or that would materially affect the Company's ability to manufacture such components.

    The Company's manufacturing operations have been audited by its OEM customers, which include several major aircraft manufacturers, and were certified as meeting their quality standards. In addition, the Company has been certified for inclusion of its products in government systems after government audits of its manufacturing facilities.

Competition

    The Company's competitors are different in each market segment. In the public safety market, the Company competes with a variety of companies on a limited basis. For example, the Company competes with Agema Infrared Systems and Inframetrics in the law enforcement segment and GEC and Wescan Ltd. in other public safety segments. In the commercial markets, the Company's principal competitors are Agema, Inframetrics and Avio and Wescam Ltd. in the commercial broadcast markets. In the technical image analysis software market, the Company competes with Media Cybernectics and Noesis Vision, and to a lesser extent Data Translation, Jandel Scientific and Matrox Electronics Systems. In the industrial machine vision imaging markets, the Company competes with Adept, Allen-Bradley Company, Cognex and Robotic Vision Systems. Competition in the defense market is more intense, and includes companies such as Lockheed Martin, Boeing, Thompson, GEC and Thorn EMI. As the markets for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to the markets addressed by the Company. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited military and governmental funds.

    The Company believes that the principal competitive factors in its market are performance, cost, customer service, product reputation, and effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which companies can identify applications for thermal imaging, develop products to meet those needs and supply commercial quantities to the market are important competitive factors. The Company believes that it competes favorably with respect to each of these factors.

Proprietary Rights

    The Company relies on intellectual property rights to protect its proprietary technology. The Company enters into confidentiality agreements with its employees and consultants and limits access to and distribution of its documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its technology or independent third-party development of competing technologies.

Employees

    As of December 31, 1996, the Company had 363 employees of whom 43 were in administration, 127 were in engineering, 5 were in quality assurance, 108 were in manufacturing, assembly and testing and 80 were in marketing and sales. The Company has been successful in attracting and retaining highly skilled technical, marketing and management personnel to date. None of the Company's
employees are represented by a union or other bargaining group.   The Company
believes its relationship with its employees is good.


Item 2.  Properties.
         -----------

The Company leases approximately 85,000 square feet of office, manufacturing, and laboratory space in Portland, Oregon, under a lease which expires in 2000. The lease calls for fixed monthly payments over its term. The Company also leases approximately 12,500 square feet of office and manufacturing space in the United Kingdom, under a lease that expires in 2000 and leases approximately 9600 square feet of office and manufacturing space in Bothell, Washington, under a lease that expires in 2000.


Item 3.  Legal Proceedings.
         ------------------

In the normal course of business, the Company is and has been involved in certain litigation, however, the Company is not the subject of or a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter of the year covered by this report.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         -----------------------------------------------------------------
         Matters.
         --------

The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol FLIR. The following table sets forth, for the quarters indicated, the high and low sales price for Common Stock reported on the Nasdaq National Market System.

                          1996            1995
                   --------------------------------
                      High     Low    High     Low
                   --------------------------------

  First Quarter....   14.38   10.00   16.75   12.50
  Second Quarter...   16.25   10.50   15.25   12.44
  Third Quarter....   15.25   11.75   14.50   12.25
  Fourth Quarter...   14.50   12.75   13.50   12.25

At December 31, 1996, there were approximately 350 holders of record of the Company's common stock and 5,387,483 shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

During 1996, the Company sold securities without registration under the Securities Act of 1933, as amended (the ' Securities Act") upon the exersice of certain stock options granted under the Company's 1984 stock incentive plan. An aggregate of the 14,526 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 prommulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6.  Selected Financial Data.
         ------------------------

                                                         Year Ended December 31,
                                          1996        1995        1994        1993        1992
                                     ------------ ----------- ----------- ------------ ---------
                                                 (In thousands, except per share data)
Statement of Operations Data
Revenues:
 Government..........................    $42,958     $33,575     $35,805     $31,051     $25,761
 Industrial imaging systems..........     23,059      16,550      13,172       9,082       6,789
                                     ------------ ----------- ----------- ------------ ---------
  Total revenues.....................     66,017      50,125      48,977      40,133      32,550
Cost of goods sold...................     30,415      22,724      23,813      19,103      15,648
                                     ------------ ----------- ----------- ------------ ---------
  Gross profit.......................     35,602      27,401      25,164      21,030      16,902
Operating expenses:
 Research and development............      9,485       7,786       7,588       7,044       5,304
 Selling and other operating costs...     17,739      14,601      11,903      10,332       8,910
 Allowance for doubtful accounts.....      1,260          55         450          26         443
                                     ------------ ----------- ----------- ------------ ---------
  Total operating costs..............     28,484      22,442      19,941      17,402      14,657
   Earnings from operations..........      7,118       4,959       5,223       3,628       2,245
Interest income......................         44         226         705         138           5
Interest expense and other...........       (819)       (795)       (172)       (170)       (205)
                                     ------------ ----------- ----------- ------------ ---------
   Earnings before income taxes......      6,343       4,390       5,756       3,596       2,045
Provision for income taxes...........      1,251         523         570         405         265
                                     ------------ ----------- ----------- ------------ ---------
Net earnings.........................    $ 5,092     $ 3,867     $ 5,186     $ 3,191     $ 1,780
                                     ============ =========== =========== ============ =========

Net earnings per share...............    $  0.91     $  0.70     $  0.95     $  0.66     $  0.42
                                     ============ =========== =========== ============ =========

Weighted average number of
 common shares and equivalents
 outstanding.........................      5,624       5,523       5,436       4,828       4,233
                                     ============ =========== =========== ============ =========

Balance Sheet Data:

Working capital......................    $44,190     $37,884     $35,573     $31,610     $18,233
Total assets.........................     75,104      56,918      49,269      40,385      26,391
Long-term debt, excluding
 current portion.....................      5,173       1,175       1,209       1,167       1,099
Total shareholders' equity...........    $49,971     $43,470     $39,162     $33,046     $19,909

Item 7.  Management's Discussion and Analysis of Financial Condition and ResultS
         -----------------------------------------------------------------------
         of Operations.
         -------------

Overview

FLIR Systems, Inc. ("FSI" or the "Company"), founded in 1978, designs, manufactures, and markets imaging systems worldwide for a wide variety of applications in the government and commercial markets. Thermal imaging systems detect the infrared radiation, or heat, emitted directly by all objects and materials and enable the operator to see objects in total darkness, in adverse weather conditions and through obscurants such as smoke and haze. Government applications include public safety (law enforcement and drug interdiction, search and rescue, border patrol and maritime patrol, and environmental protection) and defense (surveillance, reconnaissance and navigation assistance). Commercial applications include commercial broadcast imaging, predictive and preventive maintenance, non-destructive testing and evaluation, research and development, manufacturing process control and monitoring, and machine vision and image analysis.

The Company was profitable in the year ended December 31, 1988 and has reported
profitable results for each succeeding year.   In June 1993, the Company
completed an initial public offering of its stock, which is traded on the Nasdaq National Market System.

In January 1996, the Company continued to expand the market potential for the growing commercial product line as well as government products by acquiring Optimas Corporation ("Optimas") in Seattle, Washington. Optimas specializes in the development of image analysis software for a wide range of applications for the industrial, biomedical, research and machine vision markets.

In April 1996, the Company entered into the commercial broadcast market with the introduction of two products, the ULTRA 4000 and the UltraMedia. The ULTRA 4000 is a fully stabilized airborne camera system that couples a high-resolution infrared camera with an industry-standard broadcast camera for 24-hour-a-day news coverage. The UltraMedia is a broadcast-quality imaging system that delivers clear, crisp and jitter-free daylight images.

During 1996, the Company continued the significant investment in the infrastructure of the Company. This included significant investments in expanding the operations of both of the Company's subsidiaries, Broadcast and Surveillance Systems, Ltd. ("BSS") and Optimas; continued emphasis on corrective action related to production issues with the Prism product line; restructuring the marketing channels to a more direct sales force from a predominately representative-based network; and the continued investment in research and development related to new products and enhancement of existing products. The Company is now beginning to benefit from this investment as evidenced by the introduction of the two new aerial broadcast products in 1996, profitable operations of BSS, the continued enhancement to existing products, and in early 1997, the introduction of the extremely lightweight UltraMedia-RS and the Tracer, the first industrial imager capable of recording and analyzing long sequences of thermal activity on a real-time basis.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue:

                                        Year Ended December 31,
                                       ------------------------
                                         1996     1995     1994
                                       -------- -------- ------
Revenues:
 Government..........................    65.1%    67.0%    73.1%
 Commercial imaging systems..........    34.9     33.0     26.9
                                       -------- -------- ------
  Total revenues.....................   100.0    100.0    100.0
Cost of goods sold...................    46.1     45.3     48.6
                                       -------- -------- ------
  Gross profit.......................    53.9     54.7     51.4
Operating expenses:
 Research and development............    14.4     15.5     15.5
 Selling and other operating costs...    26.9     29.2     24.3
 Allowance for doubtful accounts.....     1.9      0.1      0.9
                                       -------- -------- ------
  Total operating expenses...........    43.2     44.8     40.7

   Earnings from operations..........    10.7      9.9     10.7
Interest income......................     0.1      0.5      1.4
Interest expense and other...........    (1.2)    (1.6)    (0.3)
                                       -------- -------- ------
   Earnings before income taxes......     9.6      8.8     11.8
Provision for income taxes...........     1.9      1.0      1.2
                                       -------- -------- ------
Net earnings.........................     7.7%     7.8%    10.6%
                                       ======== ======== ======

Years ended December 31, 1996, 1995 and 1994

    Overall. The Company's revenues increased 31.7%, from $50.1 million in 1995 to $66.0 million in 1996. Net earnings increased 31.7%, from $3.9 million (or $0.70 per share) in 1995 to $5.1 million (or $0.91 per share) in 1996. The increase in overall revenue and net income was primarily due to the inclusion of revenue from the sale of the Company's two aerial broadcast products, the ULTRA 4000 and the UltraMedia, for the broadcast market, as well as to increased deliveries of SAFIRE night vision system to the Federal Government, particularly to the U.S. Marine Corps and the U.S. Air Force. Further, the increase in revenue and net income was due to the fact that 1995 government revenues were constrained due to delays in the finalization of several international and domestic contracts and the inclusion, in 1995, of the significant one-time transaction costs associated with the Optimas acquisition. These increases were sufficient to offset several items that had a dilutive impact on 1996 net earnings including the $1.2 million fourth quarter increase in the allowance for doubtful accounts related to one long-outstanding international receivable, the increase in interest expense related to increased short and long-term borrowings and the increase in the effective tax rate.

During 1995, the Company's overall revenues increased 2.3%, from $49.0 million in 1994 to $50.1 million in 1995. Net earnings decreased 25.4%, from $5.2 million (or $0.95 per share) in 1994 to $3.9 million (or $0.70 per share) in 1995. The slight increase in overall revenues, despite the decline in revenues experienced by the Company's government division, was primarily due to increased sales of the Prism family of products, principally the Prism DS and increased sales at BSS. The decline in net earnings was primarily due to the significant one-time costs associated with the Optimas acquisition, and the reduction in interest income earned on cash balances.

    Revenues. Revenues from the sale of government systems increased 27.9%, from $33.6 million in 1995 to $43.0 million in 1996. This increase was primarily attributable to increased sales of the SAFIRE night vision system from $23.9 million in 1995 to $29.9 million in 1996, principally to the U.S. Government, particularly the U.S. Marine Corps and the U.S. Air Force. Additionally, revenues from the sale of BSS products increased during 1996. Commercial imaging systems revenues increased 39.3%, from $16.6 million in 1995 to $23.1 million in 1996. This improvement was principally attributable to the inclusion of revenues from sales of the Company's two aerial broadcast products, the UltraMedia and the ULTRA 4000, which were introduced in the first quarter of 1996 and aggregated $10.4 million in 1996. This increase was partially offset by reduced sales of the Prism Family of products due to supplier-related production constraints experienced in 1996. The Company continues to make improvements in its production capacity for the Prism products by working with existing suppliers to improve performance and also by identifying alternative sources of detector components that utilize a different electronic design. The Company is now producing prism cameras that utilize these new components and the Company is now is the process of ramping up production utilizing both existing and new supplier components. While the results of this effort have been positive, the Prism revenues for 1996 reflect that full production had not been achieved.

Revenues in 1995 from the sale of government systems decreased 6.2%, from $35.8 million in 1994 to $33.6 million in 1995. This slight decrease was primarily due to delays in the finalization of several international and domestic contracts, which resulted in revenues from these contracts being postponed from the latter half of 1995 into 1996 and 1997. Revenues from the sale of commercial imaging systems increased 25.6%, from $13.2 million in 1994 to $16.6 million in 1995. This improvement was principally attributable to increased sales of the Prism family of products, particularly the Prism DS, which was introduced in the first quarter of 1995. Sales of the Prism family of products aggregated $7.8 million in 1995 compared with $5.2 million in 1994.

The Company has continued to benefit from its significant investment to develop worldwide sales and distribution channels. The majority of the Company's revenue outside the United States was from Europe. However, during 1996, international revenues decreased slightly from $23.1 million in 1995 to $21.2 million in 1996. Sales outside the United States accounted for approximately 32.0% of the Company's revenue in 1996. This represents a decrease from the 46.0% experienced in 1995 and the 42.3% experienced in 1994. The decrease, in 1996, in absolute dollars and as a percentage of revenue was primarily due to increased shipments under the terms of existing domestic contracts, primarily to the U.S. Marine Corps. The Company anticipates that revenues from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenues but may vary modestly from year to year.

    Gross profit. As a percentage of revenue, gross profit decreased slightly from 54.7% in 1995 to 53.9% in 1996. This decrease was primarily due to the decrease in higher margin international sales and the increase in sales to the U.S. Government which aggregated $26.5 million in 1996 compared to $15.7 million in 1995. The decrease was mitigated by the increased sales of the Company's commercial broadcast products, which typically have a slightly higher margin than other commercial products, and to higher margin software sales from Optimas.

Gross profit increased as a percentage of revenue from 51.4% in 1994 to 54.7% in 1995, primarily due to the higher percentage of higher margin international sales in 1995.

Gross profit percentages are affected by a variety of factors, including the mix of domestic and international government and commercial imaging sales, the more competitive nature of the commercial imaging market, and the impact of competitive bids for significant government contracts.

    Research and development. Research and development expense increased 21.8%, from $7.8 million in 1995 to $9.5 million in 1996, and increased 2.6%, from $7.6 million in 1994 to $7.8 million in 1995. As a percentage of revenue, research and development expense decreased from 15.5% in 1995 to 14.4% in 1996 and remained consistent at 15.5% for 1995 and 1994. The increase in research and development expense, in absolute dollar terms, was attributable to increased research and development activities related to introduction of the UltraMedia, ULTRA 4000, UltraMedia-RS and the Tracer, as well as to on-going product enhancements. Research and development expense was also impacted by the classification of development costs directly associated with engineering revenues as cost of goods sold rather than research and development expenses. Such costs amounted to $200,000, $425,000 and $306,000 in 1996, 1995 and 1994,
respectively. Without these reclassifications, research and development expense as a percentage of revenue would have been 14.7%, 16.4% and 16.1% in 1996, 1995 and 1994 respectively, reflecting the fact that a large percentage of research and development expense is fixed in nature.

The general trend in research and development expense reflects the Company's continuing emphasis on product development and new product introductions. The Company expects that research and development expenses will continue to increase in absolute dollars but, as the Company's revenues increase and given the large percentage of research and development expense that is fixed in nature, such expenses should continue to decline as a percentage of revenue.

    Selling and other operating costs. Selling and other operating costs increased 21.5%, from $14.6 million in 1995 to $17.7 million in 1996 and increased 22.7%, from $11.9 million in 1994 to $14.6 million in 1995, primarily due to costs associated with increased revenues, expenses related to the expanded operations of BSS and Optimas, and to increased personnel. Further, the Company has continued to expand and strengthen the direct sales and marketing staffs at both FSI and Optimas. Selling and other operating costs decreased as a percentage of revenue from 29.2% in 1995 to 26.9% in 1996, and increased from 24.3% in 1994 to 29.2% in 1995. The Company expects that selling and other operating costs will continue to grow in absolute terms in 1997 as a result of further planned increases in sales and marketing personnel and anticipated increased marketing efforts and related expenses.

    Allowance for doubtful accounts. In 1996, the Company increased the reserve for doubtful accounts by $1.3 million, primarily related to the possible uncollectibility of a receivable from an international customer located in Genoa, Italy. The Company had previously established a partial reserve for the possible uncollectibility of this receivable but determined that the continued delays in the restructuring of the company by the Italian Government necessitated a one-hundred-percent reserve.

    Interest income and Interest expense and other. Interest income consists of amounts earned on cash balances and short-term investments. The decrease from $705,000 in 1994 to $226,000 in 1995 and to $44,000 in 1996 reflects the decline in cash balances during 1995 and 1996 due to increased working capital needs, primarily inventories and accounts receivable as well as expanded operations of BSS and Optimas. Additionally, 1994 interest income reflects the inclusion of interest on certain long-term receivables.

Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations and miscellaneous bank charges and expenses. The increase from $795,000 in 1995 ($195,000 exclusive of the one-time costs associated with the acquisition of Optimas) to $819,000 in 1996 was primarily due to increased short-term and long-term debt as a result of increased working capital needs discussed above. The increase from $172,000 in 1994 to $795,000 in 1995 was due to the one-time costs associated with the acquisition of Optimas, which aggregated approximately $600,000.

    Income taxes. The Company's effective income tax rates for 1996, 1995 and 1994 were 19.7%, 11.9% and 9.9%, respectively. The effective tax rates were substantially below the statutory rate as the Company was able to realize the benefits of a portion of its net operating loss carryforwards and existing tax credits. The Company recognized a net deferred tax benefit of $400,000, $950,000 and $850,000 in 1996, 1995 and 1994, respectively, under the recognition criteria of Statement of Financial Accounting standard no. 109 (SFAS 109), "Accounting for Income Taxes." The current portion of income tax expense consists of state and federal income taxes, as the utilization of net operating loss carryforwards and existing tax credits was limited. As a result of the Company's initial public offering in 1993, the Company experienced a cumulative change in ownership of more than 50% within a three-year period, which resulted in the imposition of a limitation on the utilization of net operating losses and existing tax credits of $2.6 million per year.

At December 31, 1996, the Company had utilized all its net operating loss carryforwards, however, in connection with the acquisition of Optimas, the Company acquired net operating loss carryforwards aggregating $5.5 million which expire in the years 1997 through 2010. Utilization of these carryforwards is limited to future earnings of Optimas and further limited to approximately $350,000 per year, as Optimas experienced a cumulative change in ownership of more than 50% within a three-year period. Additionally, the Company has various tax credits available aggregating $771,000 which expire in the years 1999 through 2011.


Liquidity and Capital Resources

At December 31, 1996, the Company had cash and cash equivalents on hand of $775,000 compared with $1.2 million at December 31, 1995. Additionally, at December 31, 1996, the Company had $6.4 million drawn on its line of credit. Working capital increased to $44.2 million at December 31, 1996, from $37.9 million at December 31, 1995. The decrease in cash balances and increased working capital was primarily due to the increases in inventories and accounts receivable discussed below, as well as to the cash required for the expanded operations of BSS and Optimas.

At December 31, 1996, the Company had $28.3 million in accounts receivable outstanding compared to $24.9 million at December 31, 1995. The increase in accounts receivable was primarily due to the 31.7% increase in revenue. Days sales outstanding declined from 181 days at December 31, 1995 to 157 days at December 31, 1996. The Company generally experiences long collection cycles due to a variety of factors, including payment terms required by foreign governmental customers, as well as payment terms for companies that integrate the Company's products into aircraft for sale to ultimate users. The Company believes that days sales outstanding will continue to decline as revenue increases and the commercial imaging systems revenue, which generally has a short collection cycle, continues to become a larger percentage of overall revenue.

At December  31, 1996, the Company had inventories on hand aggregating $33.5
million compared to $23.7 million at December 31, 1995.   The increase in the
inventory level was principally due to the build up of components due to the production constraints related to the Prism DS, an increase in components related to anticipated deliveries of SAFIRE systems to the U.S. Government and international customers, and an increase in inventories to support deliveries of new products including the UltraMedia, UltraMedia-RS, the Tracer and the Company's new uncooled product, the SeekIR. Additionally, inventory levels at BSS continue to increase in anticipation of future deliveries under existing
contracts.   Because of the extremely long lead times for many of the most expensive components, it is necessary to have inventory on hand to meet required delivery schedules of existing contracts. The Company maintains levels of inventory sufficient to satisfy backlog which the Company considers to be firm, and to respond to short-term delivery requirements for a majority of its
products.   Management believes that the Company's ability to provide prompt deliveries give it a competitive advantage for certain sales. It is expected that current inventory levels will be maintained or decrease slightly as the production constraints related to the Prism DS are resolved.

The Company has available a $10.0 million line of credit which bears interest at the prime rate, is collateralized by all receivables and inventories and requires the Company to maintain working capital in excess of $40.0 million and net tangible worth of $40.0 million. At December 31, 1996, the Company had a balance of $6.4 million drawn on this line of credit compared to a $2.1 million balance on this line at December 31, 1995.

The Company believes that its existing cash, cash generated from operations, and available credit facilities together with scheduled payments on existing receivable balances will be sufficient to meet its cash requirements for the foreseeable future.

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expect," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially form from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed elsewhere in this Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.



Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

This item includes the following financial information:

                              Statement                                     Page
--------------------------------------------------------------------------- ----
Report of Price Waterhouse LLP, Independent Accountants....................   18
Consolidated Statement of Operations for the Years Ended December 31,
 1996, 1995 and 1994.......................................................   19
Consolidated Balance Sheet as of December 31, 1996 and 1995................   20
Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 1996, 1995 and 1994..........................................   21
Consolidated Statement of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994...........................................   22
Notes to the Consolidated Financial Statements.............................   23

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of FLIR Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of FLIR Systems, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted
accounting principles.   These financial statements are the responsibility of
the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Portland, Oregon
February 25, 1997

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)


                                                               Year Ended December 31,
                                                           -------------------------------
                                                            1996        1995        1994
                                                           --------- ----------- ---------
Revenues:
  Government............................                   $42,958     $33,575     $35,805
  Commercial imaging systems............                    23,059      16,550      13,172
                                                           --------- ----------- ---------
                                                            66,017      50,125      48,977

Cost of goods sold......................                    30,415      22,724      23,813
Research and development................                     9,485       7,786       7,588
Selling and other operating costs.......                    17,739      14,601      11,903
Allowance for doubtful accounts.........                     1,260          55         450
                                                           --------- ----------- ---------
                                                            58,899      45,166      43,754

    Earnings from operations............                     7,118       4,959       5,223

Interest income.........................                        44         226         705
Interest expense and other..............                      (819)       (795)       (172)
                                                           --------- ----------- ---------
    Earnings before income taxes........                     6,343       4,390       5,756

Provision for income taxes..............                     1,251         523         570
                                                           --------- ----------- ---------

Net earnings............................                   $ 5,092     $ 3,867     $ 5,186
                                                           ========= =========== =========


Net earnings per share..................                   $  0.91     $  0.70     $  0.95
                                                           ========= =========== =========

Weighted average number of common shares
   and equivalents outstanding..........                     5,624       5,523       5,436
                                                           ========= =========== =========



   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except for share data)

ASSETS
                                                                             December 31,
                                                                         --------------------
                                                                           1996        1995
                                                                         --------- ----------
Current assets:
 Cash and cash equivalents...........................................     $   775     $ 1,154
 Accounts receivable.................................................      28,311      24,898
 Inventories.........................................................      33,513      23,666
 Prepaid expenses....................................................       1,551         439
                                                                         --------- ----------
   Total current assets..............................................      64,150      50,157
Property and equipment...............................................       7,137       4,003
Software development costs...........................................         799         469
Deferred income taxes................................................       2,200       1,800
Other assets.........................................................         818         489
                                                                         --------- ----------
                                                                          $75,104     $56,918
                                                                         ========= ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable.......................................................     $ 6,365     $ 2,056
 Accounts payable....................................................       7,628       5,477
 Accounts payable to related parties.................................         128         273
 Accrued payroll and other liabilities...............................       1,907       1,631
 Accrued warranty reserve............................................         936         893
 Accrued commissions.................................................         546         923
 Accrued income taxes................................................       1,073         585
 Current portion of long-term debt...................................       1,377         435
                                                                         --------- ----------
   Total current liabilities.........................................      19,960      12,273
Long-term debt.......................................................       5,173       1,175
Commitments  and contingencies.......................................          --          --
Shareholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized;
  no shares issued at December 31, 1996 or 1995......................          --          --
 Common stock, $0.01 par value, 30,000,000 shares authorized,
   5,387,483 and 5,283,365 shares issued at December 31, 1996 and
   1995, respectively................................................          54          53
 Additional paid-in capital..........................................      41,833      40,252
 Retained earnings...................................................       8,257       3,165
 Cumulative foreign translation adjustment...........................        (173)         --
                                                                         --------- ----------
   Total shareholders' equity........................................      49,971      43,470
                                                                         --------- ----------
                                                                          $75,104     $56,918
                                                                         ========= ==========

   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                                              Cumulative
                                       Preferred Stock               Common Stock       Additional  Retained    Foreign
                                    -----------------------     -----------------------   Paid-in   Earnings  Translation
                                      Shares        Amount        Shares      Amount      Capital   (Deficit)  Adjustment  Total
                                    ----------    ---------     ----------   ----------   --------   --------  ---------- -------
                                                    $0.01                      $0.01
Authorized........................  10,000,000    par value     30,000,000    par value
                                    ==========    =========     ==========    =========

Balance December 31, 1993.........          --      $  --        4,964,668      $  50      $38,884    $(5,888)   $  --    $33,046
 Net earnings for the year........          --         --               --         --           --      5,186               5,186
 Common stock options exercised...          --         --          176,152          2          491         --       --        493
 Common shares issued.............          --         --           46,984         --          437         --       --        437
                                    ----------    ---------     ----------   ----------   --------   --------  ---------  -------
Balance December 31, 1994.........          --         --        5,187,804         52       39,812       (702)      --     39,162
 Net earnings for the year........          --         --               --         --           --      3,867       --      3,867
 Common stock options exercised...          --         --           79,275          1          363         --       --        364
 Common shares issued.............          --         --           16,286         --           77         --       --         77
                                    ----------    ---------     ----------   ----------   --------   --------  ---------- -------
Balance December 31, 1995.........          --         --        5,283,365         53       40,252      3,165       --     43,470
 Net earnings for the year........          --         --               --         --           --      5,092       --      5,092
 Common stock options exercised...          --         --           70,788          1          587         --       --        588
 Common shares issued pursuant to
  stock option plans..............          --         --           33,330         --          398         --       --        398
 Income tax benefit from stock
  options exercised...............          --         --               --         --          596         --        --       596
 Foreign translation adjustment...          --         --               --         --           --         --      (173)     (173)
                                    ----------    ---------     ----------   ----------   --------   --------  ---------- -------
Balance December 31, 1996.........          --      $  --        5,387,483      $  54      $41,833    $ 8,257     $(173)  $49,971
                                    ==========    =========     ==========   ==========   ========   ========  ========== =======

   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                Year Ended December 31,
                                                                             ------------------------------
                                                                                1996      1995      1994
                                                                             ---------- --------- ---------
Cash (used) provided by operations:
 Net earnings...........................................................     $ 5,092    $ 3,867    $  5,186
 Income charges not affecting cash:
  Depreciation..........................................................       1,972      1,854       1,532
  Amortization..........................................................         481        506         198
  Disposal and write-offs of property and equipment.....................         239        104         110
  Deferred income taxes.................................................        (400)      (950)       (850)
 Changes in certain working capital components:
  Increase in accounts receivable.......................................      (3,413)    (3,847)    (12,573)
  Increase in inventories...............................................      (9,847)    (6,762)     (2,353)
  (Increase) decrease in prepaid expenses...............................      (1,112)      (106)         53
  (Increase) decrease in other assets...................................        (329)       109        (514)
  Increase in accounts payable..........................................       2,151      1,843       1,147
  (Decrease) increase in accounts payable to related parties............        (145)       (51)        119
  Increase (decrease) in accrued payroll and other liabilities..........         276       (647)        371
  Increase in accrued warranty reserve..................................          43         73         191
  (Decrease) increase in accrued commissions............................        (377)       (30)        346
  Increase in accrued income taxes......................................         488        133         452
                                                                             -------    -------    --------
Cash (used) by operations...............................................      (4,881)    (3,904)     (6,585)
                                                                             -------    -------    --------
Cash used by investing activities:
 Additions to property and equipment....................................      (5,526)    (2,987)     (2,367)
 Software development costs.............................................        (630)      (599)       (304)
                                                                             -------    -------    --------
Cash used by investing activities.......................................      (6,156)    (3,586)     (2,671)
                                                                             -------    -------    --------
Cash provided by financing activities:
 Net increase in notes payable..........................................       4,309      2,056          --
 Proceeds from long-term debt...........................................       5,817        572         572
 Repayments of long-term debt including current portion.................        (877)      (608)       (430)
 Common stock issued....................................................          --         77         437
 Proceeds from exercise of stock options and shares issued
  pursuant to incentive stock option plans, including
  tax benefit...........................................................       1,582        364         493
                                                                             -------    -------    --------
Cash provided by financing activities...................................      10,831      2,461       1,072
                                                                             -------    -------    --------
Effect of exchange rate changes on cash.................................        (173)        --          --
                                                                             -------    -------    --------
Net decrease in cash....................................................        (379)    (5,029)     (8,184)
Cash and cash equivalents, beginning of year............................       1,154      6,183      14,367
                                                                             -------    -------    --------
Cash and cash equivalents, end of year..................................     $   775    $ 1,154    $  6,183
                                                                             =======    =======    ========


   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------------------

The Company designs, manufactures, and markets imaging systems worldwide for a wide variety of applications in the government and commercial markets. Thermal imaging systems detect the infrared radiation, or heat, emitted directly by all objects and materials and enable the operator to see objects in total darkness, in adverse weather conditions and through obscurants such as smoke and haze. Government applications include public safety (law enforcement and drug interdiction, search and rescue, border patrol and maritime patrol, and environmental protection) and defense (surveillance, reconnaissance and navigation assistance). Commercial applications include commercial broadcast imaging, predictive and preventive maintenance, non-destructive testing and evaluation, research and development, manufacturing process control and monitoring, and machine vision and image analysis.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recognition of revenues
-----------------------

Revenue is recognized when products are shipped or when services are performed, except for certain long-term contracts, which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts that require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual costs incurred to date to the total costs to complete the respective contract.

Cash and cash equivalents
-------------------------

The Company considers short term investments which are highly liquid, readily convertible into cash and having original maturities of less than three months
to be cash equivalents for purposes of the statement of cash flows.   The
Company generally invests its excess cash in investment grade, short-term commercial paper which is held to maturity. In 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain
Investments in Debt and Equity Securities."   The adoption did not have a
material effect on the financial statements. At December 31, 1996, the Company did not hold any short term investments.

Inventories
-----------

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to determine cost.

Property and equipment
----------------------

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Such lives range from two to five years.

Repairs and maintenance are charged to operations as incurred.

----------------------------------------------------------------------------

Software development costs
--------------------------

The Company capitalizes software development costs when a project reaches technological feasibility and ceases when the related product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. Software development costs are amortized at the greater of (a) the ratio of number of units shipped to the current and anticipated future units to be shipped or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the estimated economic life is three years.

Income taxes
------------

The Company utilizes the liability method as set forth in Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes" (see Note
3).

Earnings per share
------------------

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

Statement of Cash Flows
-----------------------

Cash paid for interest and income taxes amounted to the following (in thousands):

                                     Year ended December 31,
                                    ------------------------
                                      1996     1995     1994
                                    -------------------------
Cash paid for:
   Interest......................      $782    $  133    $ 90
   Taxes.........................      $763    $1,340    $604

Fair value of financial assets and liabilities
----------------------------------------------

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximate fair value as of December 31,
1996, except for the patent note described in Note 9.   Interest has been
imputed on the patent note at 14% which exceeds the current market rate for this type of note. Therefore, the fair value of this note is estimated to be approximately $30,000 in excess of its recorded value at December 31, 1996.

----------------------------------------------------------------------------

Stock-based compensation
------------------------

The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards Number 123 (SFAS 123) "Accounting for Stock-Based Compensation", effective January 1, 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method described in SFAS 123. The Company elected to continue to follow the provisions of APB 25 (See Note 12).

Concentration of credit risk
----------------------------

Financial instruments that potentially subject the Company to concentration of
credit risk consist primarily of trade receivables.   Concentration of credit
risk with respect to trade receivables is limited because a relatively large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary.

Certain risks and uncertainties
-------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE 2 - OTHER OPERATING COSTS:
-------------------------------

Selling and other operating costs consist of the following (in thousands):

                                                   Year ended December 31,
                                                -----------------------------
                                                 1996       1995       1994
                                                -------- ---------- ---------
Representative commissions..................    $ 1,587    $ 2,390    $ 1,669
Other selling, general and
  administrative expenses...................     16,152     12,211     10,234
                                                -------- ---------- ---------
                                                $17,739    $14,601    $11,903
                                                ======== ========== =========

NOTE 3 - INCOME TAXES:
----------------------

SFAS 109 requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events and basis differences that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income taxes is as follows (in thousands):

                                                              Year ended December 31,
                                                           -----------------------------
                                                             1996       1995       1994
                                                           -------- ---------- ---------
Current tax expense:
   Federal...........................................      $ 1,361    $ 1,210    $ 1,097
   State.............................................          290        263        323
                                                           -------- ---------- ---------
                                                             1,651      1,473      1,420
                                                           -------- ---------- ---------
Deferred tax expense (benefit):
   Federal...........................................          675       (146)       600
   State.............................................          144        (15)       (49)
                                                           -------- ---------- ---------
                                                               819       (161)       551
                                                           -------- ---------- ---------
(Decrease) in valuation allowance....................       (1,219)      (789)    (1,401)
                                                           -------- ---------- ---------
Total provision......................................      $ 1,251    $   523    $   570
                                                           ======== ========== =========

Deferred tax assets are comprised of the following components (in thousands):

                                                                         December 31,
                                                                      ------------------
                                                                       1996       1995
                                                                      -------- ---------
Allowance for doubtful accounts...................................    $   679    $   300
Warranty reserve..................................................        347        327
Inventory basis differences.......................................        665        521
Vacation accrual..................................................        324        251
Depreciation......................................................         75        223
Software development costs........................................       (325)      (159)
Net operating loss carryforwards..................................      1,870      1,870
Credit carryforwards..............................................        771      2,253
Other.............................................................        577        216
                                                                      -------- ---------
Gross deferred tax asset..........................................      4,983      5,802
Deferred tax asset valuation allowance............................     (2,783)    (4,002)
                                                                      -------- ---------
                                                                      $ 2,200    $ 1,800
                                                                      ======== =========

------------------------------------

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                      Year ended December 31,
                                                                    ---------------------------
                                                                     1996     1995      1994
                                                                    -------- -------- ---------
Statutory federal tax rate...................................         34.0%     34.0%     34.0%
Increase (decrease) in rates resulting from:
State taxes..................................................          4.5       6.0       5.6
Utilization of net operating loss carryforwards..............           --     (15.0)    (15.5)
Foreign sales corporation benefit............................         (3.2)     (7.6)     (5.2)
Utilization of research and development credits..............        (11.3)     (0.8)     (5.2)
Recognition of deferred tax asset............................         (6.3)    (21.6)    (14.8)
Alternative minimum tax......................................           --      16.1       7.4
Other........................................................          2.0       0.8       3.6
                                                                    -------- -------- ---------
Effective tax rate...........................................         19.7%     11.9%      9.9%
                                                                    ======== ======== =========

As of December 31, 1996, the Company's acquired net operating loss carryforwards aggregating $5,500,000 expire in the years 1997 through 2010. Utilization of these carryforwards is limited to future earnings of Optimas and further limited to approximately $350,000 per year, as Optimas has experienced a cumulative change in ownership of more than 50% within a three-year period. In addition, the Company has various tax credits available aggregating $771,000 at December 31, 1996, which expire in the years 1999 through 2011.


NOTE 4 - ACCOUNTS RECEIVABLE:
-----------------------------

Accounts receivable are net of an allowance for doubtful accounts of $1,671,000 and $743,000 at December 31, 1996 and 1995, respectively.


NOTE 5 - INVENTORIES:
---------------------

Inventories consist of the following (in thousands):


                                                               December 31,
                                                           ---------------------
                                                             1996        1995
                                                           ---------- ----------
   Raw material and subassemblies......................      $23,855     $16,151
   Work-in-progress....................................        8,171       6,057
   Finished goods......................................        1,494       1,580
                                                           ---------- ----------
                                                              33,520      23,788
   Less progress payments received from customers......           (7)       (122)
                                                           ---------- ----------
                                                             $33,513     $23,666
                                                           ========== ==========

NOTE 6 - PROPERTY AND EQUIPMENT:
--------------------------------

Property and equipment are summarized as follows (in thousands):

                                               December 31,
                                            -------------------
                                              1996      1995
                                            --------- ---------
   Machinery and equipment...............    $ 8,445    $ 6,276
   Office equipment and other............      5,382      3,366
                                            --------- ---------
                                              13,827      9,642
   Less - accumulated depreciation.......     (6,690)    (5,639)
                                            --------- ---------
                                             $ 7,137    $ 4,003
                                            ========= =========

Property and equipment include the cost of equipment held by the Company under capital lease agreements. Such cost and related accumulated depreciation aggregated $2,724,000 and $1,336,000, respectively, at December 31, 1996, and $2,419,000 and $1,377,000, respectively, at December 31, 1995.


NOTE 7 - SOFTWARE DEVELOPMENT COSTS:
------------------------------------

Software development costs are summarized as follows (in thousands):

                                               December 31,
                                             ---------------
                                               1996   1995
                                             ------- -------
   Software development costs............    $1,533    $ 903
   Less  accumulated amortization........      (734)    (434)
                                             ------- -------
                                             $  799    $ 469
                                             ======= =======

Amortization of capitalized software costs aggregated $300,000, $393,000 and $41,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 8 - NOTES PAYABLE:
-----------------------

The Company has a $10.0 million line of credit bearing interest at the prime rate (8.25% at December 31, 1996), collateralized by all receivables and inventories and it requires the Company to maintain working capital in excess of
$40.0 million and net tangible worth of $40.0 million.   Additionally, the
Company, through one of its subsidiaries, has a $250,000 line of credit at prime plus 2.0% (10.25% at December 31, 1996), secured by all the inventories,
furniture and equipment of the subsidiary.   At December 31, 1996 and 1995, the
Company had $6,365,000 and $2,056,000, respectively, outstanding against these lines.

NOTE 9 - LONG-TERM DEBT:
------------------------

Long-term debt at December 31 is summarized as follows (in thousands):


                                                                    December 31,
                                                                 ------------------
                                                                  1996       1995
                                                                 -------- ---------
   Note payable  patent.....................................     $   294     $  365
   Note payable to bank; 8.77% interest rate.  Payable in
     monthly installments of $104 due July 30, 2001,
     secured by inventories, furniture and equipment........       4,663         --
   Notes payable to bank; prime plus 2.5% (11.25% at
     December 31, 1995).....................................          --         13
   Note payable to bank; Prime plus 2.5%, with
     11.5% minimum interest rate............................          --         65
   Capital leases...........................................       1,593      1,167
                                                                 --------- --------
                                                                   6,550      1,610
   Less - current portion...................................      (1,377)      (435)
                                                                 --------- --------
                                                                 $ 5,173     $1,175
                                                                 ========= ========

The patent note calls for annual payments through 1999 of $70,000 plus an adjustment for changes in the Consumer Price Index. Because the note did not include a stated interest rate, interest has been imputed at a rate of 14%. The Consumer Price Index was estimated at an average increase of 5% per year. Payments of $115,000, $112,000 and $108,000 were made in the years ended December 31, 1996, 1995 and 1994, respectively. The related patent was capitalized based on the present value, at inception, of the patent note of $683,000. The patent was fully amortized as of December 31, 1990.


NOTE 10 - COMMITMENTS:
----------------------

The Company leases its primary facilities under operating leases expiring in 1997-2000. Total rent expense for the years ended December 31, 1996, 1995 and 1994, amounted to $1,417,000, $871,000 and $838,000, respectively.

Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 1996, are as follows (in thousands):

                                               Capital    Operating
                                                leases      leases
                                               --------   ----------
   1997.....................................   $  552         $  730
   1998.....................................      496            748
   1999.....................................      374            755
   2000.....................................      264            566
   2001.....................................      191             --
                                               --------   ----------
Total minimum lease payments................    1,877         $2,799
                                                          ==========
Less amount representing interest...........     (284)
                                               --------
Present value of lease payments.............   $1,593
                                               ========

The Company has a 401(k) Savings and Retirement Plan (the "Plan") to provide for voluntary salary deferral contributions on a pre-tax basis in accordance with
Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company recorded matching contributions of $533,000, $0 and $355,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 11 - CAPITAL STOCK:
------------------------

In 1996, the Company increased the number of shares of common stock reserved for future issuance pursuant to its incentive stock plans to 2,769,400. Under the plans, restricted stock, incentive stock options or non-qualified stock options may be granted to employees, consultants or non-employee directors of the Company with an exercise price of not less than the fair market value of the stock on the date of grant. Options granted pursuant to the plans expire ten years from date of grant and the plan terminates in 2003.

Under the 1992 incentive stock plan, 430,000 shares of common stock were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achievement of specified performance goals. Shares granted in 1996 aggregated 100,000 shares. Of the shares granted, 33,330 shares were earned in 1996 based upon achievement of specified performance goals. Shares granted which are not issued lapse and cease to be subject to the award. Compensation expense, related to these awards, in the amount of $398,000 was recorded in 1996 and is included in Selling and other operating costs. At December 31, 1996, there were 330,000 shares available for future awards.


NOTE 12 - STOCK OPTIONS:
------------------------

The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25; however, as required by SFAS 123, the Company has computed for pro-forma disclosure purposes the value of options granted during 1995 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1995 and 1996 were a risk free interest rate of 7.7% and 5.2%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 3 years and 3 years, respectively, and an expected volatility of 23.9% and 22.7%, respectively.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1995 and 1996, the total value of the options granted was computed to be $1,200,000 and $819,000, respectively, which would be amortized on a straight line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net earnings and pro-forma net earnings per share would have been reported as follows:

                                  Year Ended December  31,
                                  ------------------------
                                       1996        1995
                                  ------------------------
Net earnings--as reported               $5,092     $3,867
Net earnings--pro-forma                 $4,593     $3,578
Earnings per share--as reported         $ 0.91     $ 0.70
Earnings per share--pro-forma           $ 0.82     $ 0.65

The effects of applying SFAS 123 for providing pro-forma disclosure for 1995 and 1996 are not likely to be representative of the effects on reported net earnings and earnings per share for future years since options vest over several years and additional awards may be made.

------------------------------------

The table below summarizes the Company's stock option activity:

                                                               Weighted Average
                                             Shares             Exercise Price
                                          ------------          --------------
Balance at December 31, 1993                   751,599                  $ 5.80
Granted                                         46,500                   12.88
Exercised                                     (176,152)                   2.80
Terminated                                     (10,534)                   8.66
                                          ------------          --------------
Balance at December 31, 1994                   611,413                    7.16
Granted                                        361,500                   12.76
Exercised                                      (79,275)                   5.85
Terminated                                     (65,067)                  11.25
                                          ------------          --------------
Balance at December 31, 1995                   828,571                    9.41
Granted                                        331,000                   11.07
Exercised                                      (70,788)                   8.41
Terminated                                     (27,757)                  11.56
                                          ------------          --------------
Balance at December 31, 1996                 1,061,026                  $ 9.94
                                          ============          ==============

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and the remaining contractual lives by group of similar price and grant dates:

                                                        Weighted
                                                         Average
                                                        Remaining
                          Number of       Weighted     Contractual
 Exercise Price Range      Shares       Average Price     Life
 --------------------      --------     -------------  -----------
$1.63 - $5.23               221,736        $ 4.07         3.8
$9.50 - $14.75              839,290        $11.48         8.3
                          ---------        ------         ---
                          1,061,026        $ 9.94         7.3
                          =========        ======         ===

Options exercisable at December 31, 1996 totaled 569,177 shares at a weighted average exercise price of $8.49. Options available for grant at December 31, 1996 totaled 2,439,985 shares.


NOTE 13 - LONG TERM CONTRACTS:
------------------------------

During 1994, the Company entered into a long-term research and development contract with a consortium of companies to develop an Autonomous Landing Guidance System for commercial and military aircraft as part of the U.S.
Government's Technology Reinvestment Program.   The Company's portion of this
contract aggregates $650,000.   In April 1995, the Company was awarded an
additional $900,000 under this contract for the second phase of the development. Revenues from this contract aggregated $416,000, $896,000 and $300,000 during the years ended December 31, 1996, 1995 and 1994, respectively, and are included in revenues. Costs associated with this contract aggregated $200,000, $425,000 and $173,000 in 1996, 1995 and 1994, respectively and are included in cost of goods sold. Outstanding billings at December 31, 1996 and 1995 aggregated $35,000 and $786,000, respectively and are included in accounts receivable.

NOTE 14 - RELATED PARTY TRANSACTIONS:
-------------------------------------

The Company and Hughes Aircraft Company are related parties resulting from Hughes' stock interest in the Company. The Company purchases inventory parts from Hughes and its subsidiaries. During the years ended December 31, 1996, 1995 and 1994, the Company purchased parts aggregating $1,670,000, $1,320,000 and $2,300,000, respectively, from Hughes and its subsidiaries. As of December 31, 1996 and 1995, the Company owed Hughes $128,000 and $265,000, respectively. Sales of the Company's products to Hughes and its affiliates amounted to $103,000, $320,000 and $90,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

Also, included in accounts payable to related parties at December 31, 1995 is a note payable to a shareholder aggregating $8,000 payable on demand at a stated interest rate of 12.0%.


NOTE 15 - EXPORT SALES AND MAJOR CUSTOMERS:
-------------------------------------------

Export sales and sales to major customers are as follows (in thousands):

                                           Year ended December 31,
                                         -----------------------------
                                           1996      1995       1994
                                         -------- ----------- --------
United States.....................       $44,865    $27,062    $28,244
Europe............................        14,883     15,872     13,103
Other foreign.....................         6,269      7,191      7,630
                                         -------- ----------- --------
                                         $66,017    $50,125    $48,977
                                         ======== =========== ========
Major Customers:
  U.S. Government.................        26,469     15,686     14,937
  Danish Ministry of Defense......           620      1,837      5,264
  McDonnell Douglas Corporation...            --         13      2,759

Item 9.  Changes in and Disagreement with Accountants on Accounting and
         --------------------------------------------------------------
         Financial Disclosures.
         ---------------------

Not Applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

Information with respect to directors and executive officers of the Company is included under "Election of Directors," "Management -- Executive Officers" and "Section 16 Reports" in the Company's definitive proxy statement dated March 31, 1997, for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation.
          -----------------------

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement, dated March 31, 1997, for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management is included under "Stock Owned by Management and Principal Shareholders" in the Company's definitive proxy statement dated March 31, 1997, for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The Company and Hughes Aircraft Company are related parties resulting from Hughes' stock interest in the Company. The Company purchases inventory parts from Hughes and its subsidiaries. During the years ended December 31, 1996, 1995 and 1994, the Company purchased parts aggregating $1,670,000, $1,320,000 and $2,300,000, respectively, from Hughes and its subsidiaries. As of December 31, 1996 and 1995, the Company owed Hughes $128,000 and $265,000, respectively. Sales of the Company's products to Hughes and its affiliates amounted to $103,000, $320,000 and $90,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

Additionally included in accounts payable to related parties at December 31, 1995 is a note payable to a shareholder aggregating $8,000 payable on demand at a stated interest rate of 12.0%.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Schedules.
          ---------------------------------------------

(a)(1) Financial Statements

The financial statements are included in Item 8 above.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

     Schedule II  --   Valuation and Qualifying Accounts

     Report of Independent Accountants on Financial Statement Schedule

No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits


    Number                                     Description
    ------                                     -----------
     3.1           Second Restated Articles of Incorporation of the Company Systems,
                   Inc. (incorporated by reference to Exhibit 3.1, File No. 33-62582)
     3.2           First Restated Bylaws of the Company Systems, Inc. (incorporated by reference to
                   Exhibit 3.2, File No. 33-62582)
    10.1           Form of Indemnity Agreement between the Company Systems, Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 10.1, File No. 33-62582)
    10.2           1984 Incentive Stock Option Plan and Amendments (incorporated by reference to
                   Exhibit 10.2, File No. 33-62582)
    10.3           1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3, File No.
                   33-62582)
    10.4           1993 Stock Option Plan for Non-employee Directors (incorporated by reference to
                   Exhibit 10.4, File No. 33-62582)
    10.5           Description of Management Bonus Plan (incorporated by reference to Exhibit 10.5, File
                   No. 33-62582)
    10.6           Lease Dated February 11, 1985, as amended, by and among the Company Systems, Inc.
                   and Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.6, File No.
                   33-62582)
    10.7           Amendments to the Lease dated February 11, 1985, by and among the Company
                   Systems, Inc. and Pacific Realty Association, L.P.
    10.8           Terms of Credit Line with United States National Bank of Oregon, including Promissory
                   Note Dated June 26, 1996
    11.0           Statement re: computation of net earnings per share
    21.0           Subsidiaries of  FLIR Systems, Inc.
    23.0           Consent of Price Waterhouse LLP
    27.0           Financial Data Schedule

(b) No reports on Form 8-k were filed during the last quarter of the year ended December 31, 1996.

(c)  See (a)(3) above.

(d)  See (a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1997.

                                THE FLIR SYSTEMS, INC.
                                (Registrant)


                                By  /s/ J. Mark Samper
                                  ----------------------
                                  J. Mark Samper
                                  Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 1997.

          Signature                                   Title
          ---------                                   -----
                                 Chairman of the Board of Directors and Chief
 /s/ ROBERT P. DALTRY            Executive Officer (Principal Executive Officer)
----------------------------
    Robert P. Daltry

 /s/ J. KENNETH STRINGER III     Director, President and Chief Operating Officer
----------------------------
     J. Kenneth Stringer III

                                 Vice President of Finance and Chief Financial
                                 Officer (Principal Accounting and Financial
 /s/ J. MARK SAMPER              Officer)
----------------------------
     J. Mark Samper


 /s/ JOHN C. HART                Director
----------------------------
     John C. Hart


 /s/ GEORGE PORTER               Director
----------------------------
     George Porter


 /s/ W. ALLEN REED               Director
----------------------------
     W. Allen Reed


 /s/ RONALD L. TURNER            Director
----------------------------
     Ronald L. Turner

                                                                   SCHEDULE II


                              FLIR SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

               Column A                   Column B            Column C            Column D      Column E
---------------------------------------- ----------- ------------------------- ------------- -------------
                                                               Additions
                                                     -------------------------
                                                                      Charged
                                         Balance at    Charges to    To other    Write-offs      Balance
                                          Beginning     Costs and    Accounts      Net of      At the End
                                         Of the Year     Expense     Described   Recoveries    Of the Year
                                         ----------- ------------- ----------- ------------- -------------
Year ended December 31, 1996
  Allowance for Doubtful Accounts             $  743      $ 1,260           $0        $(332)        $1,671
                                         =========== ============= =========== ============= =============
  Allowance for Deferred Tax Assets           $4,002      $(1,219)          $0        $   0         $2,783
                                         =========== ============= =========== ============= =============
Year ended December 31, 1995
  Allowance for Doubtful Accounts             $  800      $    55           $0        $(112)        $  743
                                         =========== ============= =========== ============= =============
  Allowance for Deferred Tax Assets           $4,791      $  (789)          $0        $   0         $4,002
                                         =========== ============= =========== ============= =============
Year ended December 31, 1994
  Allowance for Doubtful Accounts             $  425      $   450           $0        $ (75)        $  800
                                         =========== ============= =========== ============= =============
  Allowance for Deferred Tax Assets           $6,192      $(1,401)          $0        $   0         $4,791
                                         =========== ============= =========== ============= =============

                     Report of Independent Accountants on
                         Financial Statement Schedule



To the Board of Directors of
FLIR Systems, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 25, 1997 appearing on page 18 on this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Portland, Oregon
February 25, 1997


    Number                                     Description
    ------                                     -----------
     3.1           Second Restated Articles of Incorporation of the Company Systems,
                   Inc. (incorporated by reference to Exhibit 3.1, File No. 33-62582)
     3.2           First Restated Bylaws of the Company Systems, Inc. (incorporated by reference to
                   Exhibit 3.2, File No. 33-62582)
    10.1           Form of Indemnity Agreement between the Company Systems, Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 10.1, File No. 33-62582)
    10.2           1984 Incentive Stock Option Plan and Amendments (incorporated by reference to
                   Exhibit 10.2, File No. 33-62582)
    10.3           1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3, File No.
                   33-62582)
    10.4           1993 Stock Option Plan for Non-employee Directors (incorporated by reference to
                   Exhibit 10.4, File No. 33-62582)
    10.5           Description of Management Bonus Plan (incorporated by reference to Exhibit 10.5, File
                   No. 33-62582)
    10.6           Lease Dated February 11, 1985, as amended, by and among the Company Systems, Inc.
                   and Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.6, File No.
                   33-62582)
    10.7           Amendments to the Lease dated February 11, 1985, by and among the Company
                   Systems, Inc. and Pacific Realty Association, L.P.
    10.8           Terms of Credit Line with United States National Bank of Oregon, including Promissory
                   Note Dated June 30, 1996
    11.0           Statement re: computation of net earnings per share
    21.0           Subsidiaries of  FLIR Systems, Inc.
    23.0           Consent of Price Waterhouse LLP
    27.0           Financial Data Schedule