Form 10-Q
period 1997-03-31
FLIR SYSTEMS INC
filed 1997-05-15
CIK 354908

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______________ to _______________

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

                               ------------------

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

At March 31, 1997, there were 5,466,293 shares of the Registrant's common stock, $0.01, par value, outstanding.

================================================================================

                              FLIR SYSTEMS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Statement of  Operations  -- Three Months Ended March
         31, 1997 and 1996 ..................................................  3

         Consolidated Balance Sheet -- March 31, 1997 and December 31, 1996..  4


         Consolidated  Statement  of Cash Flows -- Three  Months Ended March
         31, 1997 and 1996 ..................................................  5

         Notes to the Consolidated Financial Statements .....................  6

Item 2.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................  8


                          PART II. OTHER INFORMATION

Item 2.  Changes in Securities............................................... 11

Item 6.  Exhibits and Current Reports on Form 8-K ........................... 11

         Signatures ......................................................... 11

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Revenues:
    Government .....................       $  8,403       $  6,479
    Commercial imaging systems .....          7,418          4,757
                                           --------       --------
                                             15,821         11,236

Cost of goods sold .................          7,529          5,244
Research and development ...........          2,776          2,117
Selling and other operating costs ..          5,087          3,736
                                           --------       --------
                                             15,392         11,097

        Earnings from operations ...            429            139

Interest income ....................              6             29
Interest expense and other .........           (312)           (96)
                                           --------       --------

Earnings before income
taxes...............................            123             72

Provision for income taxes .........             32             16
                                           --------       --------

Net earnings .......................       $     91       $     56
                                           ========       ========

Net earnings per share .............       $   0.02       $   0.01
                                           ========       ========

Weighted average number of common
 shares and equivalents outstanding.          5,748          5,515
                                           ========       ========


   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                    ASSETS

                                                                           March 31,              December 31,
                                                                             1997                     1996
                                                                       ------------------       -----------------
                                                                          (unaudited)
Current assets:
    Cash and cash equivalents......................................    $            266         $           775
    Accounts receivable ...........................................              32,948                  28,311
    Inventories ...................................................              33,982                  33,513
    Prepaid expenses ..............................................               1,456                   1,551
                                                                       ------------------       -----------------
        Total current assets ......................................              68,652                  64,150
Property and equipment ............................................               7,884                   7,137
Software development costs ........................................                 886                     799
Deferred income taxes .............................................               2,200                   2,200
Other assets ......................................................                 825                     818
                                                                       ------------------       -----------------
                                                                       $         80,447         $        75,104
                                                                       ==================       =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable .................................................    $         11,355         $         6,365
    Accounts payable ..............................................               7,989                   7,628
    Accounts payable to related parties ...........................                 592                     128
    Accrued payroll and other liabilities .........................               1,458                   1,907
    Accrued warranty reserve ......................................                 627                     936
    Accrued commissions ...........................................                 561                     546
    Accrued income taxes ..........................................               1,101                   1,073
    Current portion of long-term debt .............................               1,384                   1,377
                                                                       ------------------       -----------------
        Total current liabilities .................................              25,067                  19,960
Long-term debt ....................................................               4,843                   5,173

Commitments and contingencies .....................................                  --                      --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued at March 31, 1997, and
      December 31, 1996 ...........................................                  --                      --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 5,466,293 and 5,387,483 shares issued at
      March 31, 1997, and December 31, 1996, respectively .........                  55                      54
    Additional paid-in capital ....................................              42,312                  41,833
    Retained earnings..............................................               8,348                   8,257
    Cumulative foreign translation adjustment .....................                (178)                   (173)
                                                                       ------------------       -----------------
        Total shareholders' equity ................................              50,537                  49,971
                                                                       ------------------       -----------------
                                                                       $         80,447         $        75,104
                                                                       ==================       =================


   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                               Three Months Ended March 31,
                                                                         ------------------------------------------
                                                                               1997                    1996
                                                                         -----------------       ------------------
Cash provided (used) by operations:
    Net earnings ......................................................  $            91         $             56
    Income charges not affecting cash:
        Depreciation ..................................................              559                      460
        Amortization ..................................................              139                      100
        Disposals and write-offs of property and equipment ............               35                       22
    Changes in certain working capital components:
        (Increase) decrease in accounts receivable ....................           (4,637)                   5,346
        Increase in inventories .......................................             (469)                  (2,473)
        Decrease (increase) in prepaid expenses .......................               95                     (186)
        Additions to other assets .....................................               (7)                     (71)
        Increase (decrease) in accounts payable .......................              361                     (944)
        Increase (decrease) in accounts payable to related parties ....              464                     (123)
        Decrease in accrued payroll and other liabilities .............             (449)                    (386)
        Decrease in accrued warranty reserve...........................             (309)                     (42)
        Increase (decrease) in accrued commissions ....................               15                     (700)
        Increase (decrease) in accrued income taxes ...................               28                     (371)
                                                                         -----------------       ------------------
    Cash (used) provided by operating activities ......................           (4,084)                     688
                                                                         -----------------       ------------------
Cash used by investing activities:
    Additions to property and equipment ...............................           (1,386)                  (1,078)
    Software development costs ........................................             (181)                    (132)
                                                                         -----------------       ------------------
    Cash used by investing activities .................................           (1,567)                  (1,210)
                                                                         -----------------       ------------------
Cash provided by financing activities:
    Net increase in notes payable......................................            4,990                      195
    Repayment of long-term debt including current portion .............             (323)                    (188)
    Proceeds from exercise of stock options ...........................              480                      184
                                                                         -----------------       ------------------
    Cash provided by financing activities .............................            5,147                      191
                                                                         -----------------       ------------------
Effect of exchange rate changes on cash ...............................               (5)                      --
                                                                         -----------------       ------------------
Net (decrease) in cash and cash equivalents ...........................             (509)                    (331)
Cash and cash equivalents, beginning of period ........................              775                    1,154
                                                                         -----------------       ------------------
Cash and cash equivalents, end of period ..............................   $          266              $       823
                                                                         =================       ==================


   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1996.

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

NOTE 2 -- REVENUE RECOGNITION:

Revenue is recognized when products are shipped or when services are performed, except for certain long-term contracts which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual costs incurred to date to total estimated costs to complete the respective contract.

NOTE 3 -- NET EARNINGS PER SHARE:

Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in 1997. The effect of the adoption of such pronouncement is expected to be immaterial to the financial statements taken as a whole.

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                             March 31,          December 31,
                                               1997                1996
                                             ---------          ------------
Raw material and subassemblies ............   $23,144              $23,855
Work-in-progress ..........................     9,879                8,171
Finished goods ............................     1,470                1,494
                                              -------              -------
                                               34,493               33,520
Less - progress payments received from
       customers ..........................      (511)                  (7)
                                              -------              -------
                                              $33,982              $33,513
                                              =======              =======


NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                   Cumulative
                                                           Additional               Foreign
                                  Preferred     Common      Paid-in     Retained   Translation
                                    Stock       Stock       Capital     Earnings   Adjustment     Total
                                  ----------- -----------  ----------  ----------- -----------  ----------
Balance, December 31, 1996.......  $          $     54     $ 41,833     $  8,257     $  (173)     $ 49,971
Common stock options exercised...       --           1          479           --          --           480
Net earnings for three month
  period ........................       --          --           --           91          --            91
Foreign translation
  adjustment ....................       --          --           --           --          (5)           (5)
                                  ----------- -----------  ----------  ----------- -----------  ----------
Balance, March 31, 1997 .........  $    --    $     55     $ 42,312     $  8,348     $  (178)     $ 50,537
                                  =========== ===========  ==========  =========== ===========  ==========

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Overall. Net earnings for the three months ended March 31, 1997 increased 62.5%, from $56,000, or $0.01 per share, in the first quarter of 1996 to $91,000, or $0.02 per share, in the first quarter of 1997. The increase in net earnings is primarily due to the 40.8% increase in revenues for the quarter compared to the first quarter of 1996.

         Revenues. The Company's revenues for the three months ended March 31, 1997 increased 40.8%, from $11.2 million in the first quarter of 1996 to $15.8 million in the first quarter of 1997. Commercial imaging systems revenues continue to show significant growth increasing 55.9% from $4.8 million in the first quarter of 1996 to $7.4 million in the first quarter of 1997. The improvement was primarily attributable to increased deliveries of the Prism DS as a result of production improvements and to the continued strong sales of the Company's aerial broadcast systems for the commercial broadcast market. Revenues from the sale of systems to the government market, which was previously referred to as the Night Vision Systems and Sensors division, increased 29.7%, from $6.5 million in the first quarter of 1996 to $8.4 million in the first quarter of 1997. This growth was primarily due to the increased sales of the SAFIRE thermal imaging system to governmental customers, particularly the U.S. Navy and the U.S. Marine Corps.

As a percentage of total revenue for the quarter ended March 31, 1997, revenues from the sale of imaging systems to the government market constituted 53.1% and revenues from the sale of commercial imaging systems constituted 46.9%. This compares to 57.7% for the government market and 42.3% for commercial imaging systems for the first quarter of 1996. These amounts indicate that sales of the Company's commercial imaging products continue to account for an increasing percentage of the Company's total revenue. While the revenue mix between governmental and commercial markets will vary from quarter to quarter, management expects that revenues from the sales of commercial imaging systems will continue to grow.

Revenues from sales outside the United States decreased as a percentage of total revenue from approximately 40.4% to approximately 34.2% for the quarters ended March 31, 1996 and 1997, respectively. This decrease was principally attributable to increased deliveries to U.S. Governmental customers and slight reductions in deliveries under the terms of existing international contracts. While these percentages are slightly below historical norms, management anticipates that revenues from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

         Gross profit. As a percentage of revenue, gross profit decreased slightly from 53.3% in the first quarter of 1996 to 52.4% in the first quarter of 1997. The decrease in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue representing commercial revenues, which typically have slightly lower margins than those of the government market and increased shipments to agencies and instrumentalities of the U.S. Government which typically have lower margins than those of other customers in the government markets and aggregated $4.0 million in the first quarter of 1997 compared to $2.5 million in the first quarter of 1996. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international government sales, the more competitive nature of the commercial imaging market, and the impact of competitive bids for significant government contracts.

         Research and development. Research and development expense as a percentage of revenue decreased from 18.8% to 17.6% for the three months ended March 31, 1996 and 1997, respectively. However, in absolute dollar terms, research and development expense increased from $2.1 million in the first quarter of 1996 to $2.8 million in the first quarter of 1997. The decrease as a percentage of revenue and increase in absolute dollar terms reflects the fact that a large percentage of research and development expense is fixed in nature. The overall increase in absolute dollar terms for the quarter was primarily due to increased engineering efforts related to the introduction of the Tracer(TM) and the UltraMedia-RS(TM), as well as on-going new product development and existing product enhancements. The overall level of research and development expense, in absolute dollar terms, reflects the continued emphasis on product development and new product introductions. While research and development expense may increase in absolute dollar terms, management anticipates that research and development expense, as a percentage of total revenue, will decrease.

         Selling and other operating costs. Selling and other operating costs as a percentage of revenue decreased slightly from 33.3% in the first quarter of 1996 to 32.2% in the first quarter of 1997. In absolute dollar terms selling and other operating costs increased from $3.7 million to $5.1 million for the quarters ended March 31, 1996 and 1997, respectively. The increase in absolute dollar terms was due to costs associated with increased revenues during the quarter (primarily commissions) and costs related to increased personnel, as the Company's total number of employees increased from 325 at March 31, 1996 to 390 throughout all the Company's operations at March 31, 1997. While selling and other operating costs may increase in absolute dollar terms in 1997, management believes that, as a percentage of total revenue, such costs will continue to decline as revenues increase.

         Income taxes. The provision for income taxes for the quarter ended March 31, 1997 resulted in an effective tax rate of 26.0% compared to 22.2% for the quarter ended March 31, 1996. The increase in the effective tax rate is primarily due to the fact that the Company has utilized all of its internally generated U.S. net operating loss carryforwards. The effective tax rate remains substantially below statutory rates due to utilization of various tax credits, and benefits from the favorable tax treatment of international revenues.

Liquidity and Capital Resources

At March 31, 1997, the Company had short-term borrowings net of cash on hand of $11.1 million compared with $5.6 million at December 31, 1996. The increase in short-term borrowings during the three months ended March 31, 1997, was principally caused by increased accounts receivable levels discussed below.

Accounts receivable increased from $28.3 million at December 31, 1996 to $32.9 million at March 31, 1997. The increase in receivables was primarily due to delays in payment from governmental customers resulting from a large volume of year-end shipments and extended terms granted to international customers.

For the quarter, inventories increased slightly from $33.5 million at December 31, 1996 to $34.0 million at March 31, 1997. The efforts to reduce inventory levels for existing product lines were partially offset by the increase in inventory needed to support deliveries of the Company's new product lines, including the SeekIR(TM), the Tracer(TM), the UltraMedia(TM) and the UltraMedia-RS(TM). Because of the extremely long lead times for many of the most expensive components, it is necessary to have inventory on hand to meet the required delivery schedules.

The Company has available a $13.0 million line of credit which bears interest at the prime rate. At March 31, 1997, the Company had $11.4 million outstanding on this line.

The increased use of cash by operating activities in the first quarter is consistent with prior years and is primarily due to the increases in inventories and receivables discussed above. While the use of the credit facility will vary significantly and is heavily dependent upon the timing of collection of significant receivables, the Company believes that its existing cash and available credit facilities, together with the scheduled payments on existing receivable balances, and continuing efforts to expedite the reduction of accounts receivable and inventories will be sufficient to meet its cash requirements for the foreseeable future.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expect," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's Securities and Exchange Commission fillings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 51,867 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               11.0   Computation of Net Earnings Per Share

               27.0   Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.




                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLIR SYSTEMS, INC.


Date  May 15, 1997                                   /s/  J. Mark Samper
    ---------------                         ------------------------------------
                                                       J. Mark Samper
                                                Vice President of Finance and
                                                    Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer and Duly Authorized Officer)