Form 10-Q
period 1997-06-30
FLIR SYSTEMS INC
filed 1997-08-14
CIK 354908

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

(MARK ONE)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                              ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

At June 30, 1997, there were 5,507,774 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR SYSTEMS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  Statement  of  Operations -- Three  Months
          and Six Months Ended June 30, 1997 and 1996 ...............          3

          Consolidated Balance Sheet -- June 30, 1997 and
          December 31, 1996 .........................................          4

          Consolidated  Statement  of Cash Flows --
          Six Months Ended June 30, 1997 and 1996 ...................          5

          Notes to the Consolidated Financial Statements ............          6


 Item 2.  Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations .......................          8


                          PART II. OTHER INFORMATION

 Item 2.  Changes in Securities .....................................         11

 Item 4.  Submission of Matters to a Vote of Shareholders ...........         11

 Item 6.  Exhibits and Reports on Form 8-K ..........................         12

          Signatures ................................................         12

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ---------------------------
                                                      1997            1996            1997           1996
                                                  ------------    ------------    ------------   ------------
Revenues:
    Government .............................       $    10,976    $      9,991     $    19,379    $    16,470
    Commercial .............................             8,963           5,138          16,381          9,895
                                                  ------------    ------------    ------------   ------------
        Total revenues .....................            19,939          15,129          35,760         26,365

Cost of goods sold .........................             8,995           7,386          16,524         12,630
Research and development ...................             2,569           2,166           5,345          4,283
Selling and other operating costs ..........             5,872           4,039          10,959          7,775
                                                  ------------    ------------    ------------   --------------
                                                        17,436          13,591          32,828         24,688

        Earnings from operations ...........             2,503           1,538           2,932          1,677

Interest income ............................                14              --              20             29
Interest expense and other .................              (560)           (129)           (872)          (225)
                                                  ------------    ------------    ------------   ------------

        Earnings before income taxes .......             1,957           1,409           2,080          1,481

Provision for income taxes .................               507             303             539            319
                                                  ------------    ------------    ------------   ------------

Net earnings ...............................      $      1,450    $      1,106    $      1,541   $      1,162
                                                  ============    ============    ============   ============

Net earnings per share .....................      $       0.25    $       0.20    $       0.27   $       0.21
                                                  ==============  ==============  ============   ============

Weighted average number of common
 Shares and equivalents outstanding ........              5,842           5,603          5,795          5,559
                                                  ==============  ==============  ============   ============

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                     ASSETS

                                                                             June 30,     December 31,
                                                                              1997            1996
                                                                           ----------     ------------
                                                                           (unaudited)
Current assets:
    Cash and cash equivalents..........................................      $ 1,428         $   775
    Accounts receivable ...............................................       35,641          28,311
    Inventories .......................................................       33,854          33,513
    Prepaid expenses ..................................................        1,318           1,551
                                                                             -------         -------
        Total current assets ..........................................       72,241          64,150
Property and equipment ................................................        8,904           7,137
Software development costs ............................................        1,008             799
Deferred income taxes .................................................        2,200           2,200
Other assets ..........................................................          817             818
                                                                             -------         -------
                                                                             $85,170         $75,104
                                                                             =======         =======

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable .....................................................      $13,143         $ 6,365
    Accounts payable ..................................................        7,652           7,628
    Accounts payable to related parties ...............................          703             128
    Accrued payroll and other liabilities .............................        2,936           3,389
    Accrued income taxes ..............................................        1,383           1,073
    Current portion of long-term debt .................................        1,398           1,377
                                                                            --------         -------
        Total current liabilities .....................................       27,215          19,960

Long-term debt ........................................................        5,501           5,173

Commitments and contingencies .........................................          --              --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       no shares issued  at June 30, 1997, and December 31, 1996.......          --              --
    Common stock, $0.01 par value, 30,000,000 shares authorized,
      5,507,774 and 5,387,483 shares issued at June 30, 1997,
      and December 31, 1996, respectively .............................           55              54
    Additional paid-in capital ........................................       42,646          41,833
    Retained earnings .................................................        9,798           8,257
    Cumulative foreign translation adjustment .........................          (45)           (173)
                                                                             -------         -------
        Total shareholders' equity ....................................       52,454          49,971
                                                                             -------         -------
                                                                             $85,170         $75,104
                                                                             =======         =======


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                             1997               1996
                                                                            -------           -------
Cash used by operations:
    Net earnings .......................................................    $ 1,541           $ 1,162
    Adjustments to reconcile net earnings to net cash used by operating activities:
        Depreciation ...................................................      1,176               936
        Amortization ...................................................        302               209
        Disposals and write-offs of property and equipment .............         35               244
    Changes in certain assets and liabilities:
        Increase in accounts receivable ................................     (7,330)             (755)
        Increase in inventories ........................................       (341)           (2,879)
        Decrease (increase) in prepaid expenses ........................        233              (142)
        Decrease (increase) in other assets ............................          1               (98)
        Increase (increase) in accounts payable ........................         24              (940)
        Increase in accounts payable to related parties ................        575               131
        Decrease in accrued payroll and other liabilities ..............       (453)           (1,625)
        Increase (decrease) in accrued income taxes ....................        310              (168)
                                                                            -------           -------
    Cash used by operating activities ..................................     (3,927)           (3,925)
                                                                            -------           -------
Cash used by investing activities:
    Additions to property and equipment ................................     (3,072)           (2,505)
    Software development costs .........................................       (417)             (287)
                                                                            -------           -------
    Cash used by investing activities ..................................     (3,489)           (2,792)
                                                                            -------           -------
Cash provided by financing activities:
    Net increase in notes payable ......................................      6,778               742
    Proceeds from long term debt .......................................        995             5,000
    Repayment of long term debt including current portion ..............       (646)             (336)
    Proceeds from exercise of stock options ............................        814               374
                                                                            -------           -------
    Cash provided by financing activities ..............................      7,941             5,780
                                                                            -------           -------
Effect of exchange rate changes on cash ................................        128               --
                                                                            -------           -------
Net increase (decrease) in cash and cash equivalents ...................        653              (937)
Cash and cash equivalents, beginning of period .........................        775             1,154
                                                                            -------           -------
Cash and cash equivalents, end of period ...............................    $ 1,428           $   217
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

NOTE 3 -- NET EARNINGS PER SHARE:

Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in 1997. The effect of the adoption of such pronouncement is expected to be immaterial to the financial statements taken as whole.

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                                    June 30,     December 31,
                                                                      1997           1996
                                                                    -------      ------------
   Materials ....................................................   $23,570         $23,855
   Work-in-progress .............................................    10,385           8,171
   Finished goods ...............................................       585           1,494
                                                                    -------         -------
                                                                     34,540          33,520
   Less - progress payments received from customers .............      (686)             (7)
                                                                    -------         -------
                                                                    $33,854         $33,513
                                                                    =======         =======

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):


                                                                                       Cumulative
                                                              Additional                Foreign
                                        Preferred    Common     Paid-in     Retained   Translation
                                          Stock      Stock      Capital     Earnings   Adjustment     Total
                                        ---------   -------   ----------    --------   -----------   -------
   Balance, December 31, 1996.........   $   --       $54       $41,833      $8,257       $(173)     $49,971
   Common stock options exercised.....       --         1           813         --          --           814
   Net earnings for six month period..       --        --           --        1,541         --         1,541
   Foreign translation adjustment.....       --        --           --          --          128          128
                                         -------      ---       -------      ------       -----      -------
   Balance, June 30, 1997 ............   $   --       $55       $42,646      $9,798       $ (45)     $52,454
                                         =======    ======      =======      ======      =====       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Overall. Net earnings for the three months ended June 30, 1997
         --------
increased 31.1%, from $1.1 million, or $0.20 per share, in the second quarter of 1996 to $1.5 million, or $0.25 per share, in the second quarter of 1997. For the six months ended June 30, 1997, net earnings increased 32.6%, from $1.2 million, or $0.21 per share, in the first half of 1996 to $1.5 million, or $0.27 per share, in the first half of 1997. Earnings from operations for the three months ended June 30, 1997 increased 62.7%, from $1.5 million in the second quarter of 1996 to $2.5 million in the second quarter of 1997. Earnings from operations for the six months ended June 30, 1997 increased 74.8%, from $1.7 million in the first half of 1996 to $2.9 million in the first half on 1997. The increase in net earnings did not increase at the same rate as earnings from operations primarily due to an increase in interest expense and an increase in the effective tax rate for the first six months of 1997.

         Revenues. The Company's revenues for the three months ended June 30,
         ---------
1997 increased 31.8%, from $15.1 million in the second quarter of 1996 to $19.9 million in the second quarter of 1997. Revenues from the sale of the Company's commercial imaging systems continued their strong growth pattern, increasing 74.4% from $5.1 million in the second quarter of 1996 to $9.0 million in the second quarter of 1997. The improvement was principally attributable to increased revenues from sales of the Company's aerial broadcast systems for the broadcast and entertainment markets and to the continued increase in the deliveries of the Prism DS as the Company continues to see improvements in production yields. Revenues from the sale of systems to government customers increased 9.9% to $11.0 million in the second quarter of 1997 compared with $10.0 million in the second quarter of 1996, primarily due to increased deliveries of SAFIRE systems to international customers.

Revenues for the six months ended June 30, 1997, increased 35.6%, from $26.4 million in the first half of 1996 to $35.8 million in the first half of 1997. Revenues from the sale of the Company's commercial imaging systems for the six months ended June 30, 1997, increased 65.5% from the comparable period in 1996, from $9.9 million in 1996 to $16.4 million in 1997. The improvement was principally attributable to the inclusion of a full six months of revenues from sales of the Company's aerial broadcast systems for the broadcast and entertainment markets which were introduced in the second quarter of 1996 and the increased deliveries of the Prism DS as a result of production improvements. Revenues from the sale of systems to governmental customers for the six months ended June 30, 1997, totaled $19.4 million, an increase of 17.7% from the $16.5 million in revenues generated in the first half of 1996. This growth is primarily due to the increased sales of the SAFIRE thermal imaging system including increased international sales which typically have a higher selling price.

As a percentage of total revenue, revenues from the sale of commercial imaging systems for the second quarter of 1997 increased to 45.0%, as compared to 34.0% in the second quarter of 1996. For the six months ended June 30, 1997 revenues from the sale of commercial imaging systems increased to 45.8%, as compared to 37.5% for the first six months of 1996. These increases indicate that sales of the Company's commercial imaging systems continue to comprise a larger percentage of the Company's total revenue.

Revenue from sales outside the United States increased significantly as a percentage of total revenue from approximately 30.1% to approximately 50.4% for the quarters ended June 30, 1996 and 1997, respectively. The increase in the percentage of international sales was primarily due to increased deliveries on existing international contracts and increased market penetration of the Company's commercial products in Europe. For the first half of 1997, revenue from sales outside the United States constituted 43.3% of total revenue, as compared to 34.5% for the first half of 1996. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under existing international and domestic government contracts, management anticipates that revenues from international sales as a percentage of total revenues will continue to comprise a significant percentage of revenues.

         Gross Profit. As a percentage of revenue, gross profit increased from
         -------------
51.2% in the second quarter of 1996 to 54.9% in the second quarter of 1997 and increased slightly from 52.1% to 53.8% for the six month periods ended June 30, 1996 and 1997, respectively. These increases in gross profit as a percentage of revenue are principally attributable to the increased proportion of higher margin international sales and decreased shipments to instrumentalities of the U.S. Government which typically have lower margins than those of other customers in the government market and aggregated $8.3 million in the first half of 1997 compared to $10.2 in the first half of 1996. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international sales, the more competitive nature of the commercial imaging market, and the impact of competitive bids for significant government contracts.

         Research and development. Research and development expense for the
         -------------------------
quarter increased 18.6%, from $2.2 million for the second quarter of 1996 to $2.6 million for the second quarter of 1997, and increased 24.8% for the six months ended June 30, 1997, from $4.3 million in the first half of 1996 to $5.3 million in the first half of 1997. As a percentage of revenue, research and development expense decreased from 14.3% to 12.9% for the three months ended June 30, 1996 and 1997, respectively, and decreased from 16.2% to 14.9% for the six months ended June 30, 1996 and 1997, respectively. The overall level of research and development expense reflects the Company's continuing emphasis on product development and new product introduction. The overall decrease as a percentage of revenue reflects the fact that a relatively large percentage of research and development expense is fixed in nature. While the Company expects the absolute dollar amount of research and development expense to increase as the year progresses, research and development expense as a percentage of total revenue should decline as revenues increase.

         Selling and other operating costs. Selling and other operating costs
         ----------------------------------
for the quarter increased 45.4%, from $4.0 million for the second quarter of 1996 to $5.9 million for the second quarter of 1997, and increased 41.0% for the six months ended June 30, 1997, from $7.8 million in the first half of 1996 to $11.0 million in the first half of 1997. As a percentage of revenue, selling and other operating costs increased from 26.7% to 29.4% for the three months ended June 30, 1996 and 1997, respectively, and increased slightly from 29.5% to 30.6% for the six months ended June 30, 1996 and 1997, respectively. The increases in absolute dollar terms were primarily due to costs associated with the increase in international revenues, particularly commissions, for the quarter and to increased sales and marketing personnel as the Company continues to expand and strengthen the direct sales and marketing staff at both FSI and Optimas. These efforts have directly resulted in increased sales of commercial products.

         Income taxes. The provision for income taxes for the three and six
         -------------
months ended June 30, 1997 resulted in an effective tax rate of 25.9% compared to 21.5% for the second quarter and the first half of 1996. The increase in the effective tax rate is primarily due to the fact that the Company has utilized all of its internally generated net operating loss carryforwards. The effective tax rate remains substantially below statutory rates due to utilization of a portion of the Company's acquired net operating loss carryforwards, utilization of various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had short term borrowings net of cash on hand of $11.7 million compared to $11.1 million at March 31, 1997 and with $5.6 million at December 31, 1996. The increased use of cash during the six months ended June 30, 1997, was principally attributable to increased working capital needs, primarily increased accounts receivable levels.

At June 30, 1997, the Company had inventory on hand of $33.9 million compared to $33.5 million at December 31,1996. Consistent with the prior quarter, the efforts to reduce inventory levels for existing product lines were partially offset by the increase in inventory needed to support deliveries of the Company's new product lines, including the SeekIR(TM), the Tracer(TM), the UltraMedia(TM) and the UltraMedia RS(TM). Further, because of the extremely long lead times for many of the most expensive components, it is necessary to have inventory on hand to meet the required delivery schedule.

At June 30, 1997, the Company had accounts receivable in the amount of $35.6 million compared to $28.3 million at December 31, 1996. The increase in the level of accounts receivable is primarily due to the significant level of shipments in the last month of the quarter primarily to international customers and domestic governmental customers.

The Company has available a $14.0 million line of credit which bears interest at the prime rate. At June 30, 1997, the Company had a $13.1 million balance outstanding on this line.

The increased use of cash by operating activities is consistent with prior years and is primarily due to the increase in accounts receivable discussed above. The Company is in final negotiations to increase its available line of credit from $14.0 million to $25.0 million. While use of the credit facility will vary significantly and is heavily dependent upon the timing of collections of significant receivables, the Company believes that its existing cash and available credit facilities will be sufficient to meet its cash requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expect," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's Securities and Exchange Commission fillings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.



                          PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 4,900 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company's annual shareholders' meeting was held on Friday, May 2, 1997, at which the following actions were taken by a vote of the shareholders:

      1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                                         Vote
                                          -----------------------------------
                                                         Withhold       Term
                     Director                 For        Authority     Ending
             -----------------------      ----------     ---------     ------
             George Porter                 4,229,912       17,293       2000
             Ronald L. Turner              4,230,662       16,543       2000

      2.   By a vote of 4,223,629 to 4,535 (with 9,041 abstentions and 1,185,758
           Broker Non-Votes), the Company's selection of Price Waterhouse LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               11.0  Computation of Net Income Per Share

               27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FLIR SYSTEMS, INC

Date        August 14, 1997           /s/  J. Mark Samper
     ----------------------------     ----------------------------
                                      J. Mark Samper
                                      Vice President of Finance and
                                      Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)