Form 10-Q
period 1997-09-30
FLIR SYSTEMS INC
filed 1997-11-14
CIK 354908

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                               __________________

                                   FORM 10-Q
                               __________________

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                (503) 684-3731
             (Registrant's telephone number, including area code)
                              __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No [_].

At September 30, 1997, there were 5,559,724 shares of the Registrant's common stock, $0.01, par value, outstanding.

===============================================================================

                               FLIR SYSTEMS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Operations -- Three Months and
         Nine Months Ended September 30, 1997 and 1996...........         3

         Consolidated Balance Sheet -- September 30, 1997 and
         December 31, 1996.......................................         4

         Consolidated Statement of Cash Flows -- Nine Months
         Ended September 30, 1997 and 1996.......................         5

         Notes to the Consolidated Financial Statements..........         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................         8


                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities...................................        12

Item 6.  Exhibits and Reports on Form 8-K........................        12

         Signatures..............................................        12


                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                 ----------------------       -----------------------
                                                   1997          1996           1997           1996
                                                 --------      --------       --------       --------

Revenues:
    Government.........................           $12,946       $11,913        $32,325       $28,383
    Commercial.........................            10,969         6,025         27,350        15,920
                                                  -------       -------        -------       -------
                                                   23,915        17,938         59,675        44,303

Cost of goods sold.....................            11,130         8,312         27,654        20,942
Research and development...............             3,187         2,272          8,532         6,555
Selling and other operating costs......             5,930         4,390         16,889        12,165
                                                  -------       -------        -------       -------
                                                   20,247        14,974         53,075        39,662

        Earnings from operations.......             3,668         2,964          6,600         4,641

Interest income........................                32             8             52            37
Interest expense and other.............              (533)         (259)        (1,405)         (484)
                                                   ------       -------        -------       -------

        Earnings before income taxes...             3,167         2,713          5,247         4,194

Provision for income taxes.............               730           592          1,269           911
                                                  -------       -------        -------       -------

Net earnings...........................           $ 2,437       $ 2,121        $ 3,978       $ 3,283
                                                  =======       =======        =======       =======

Net earnings per share.................           $  0.41       $  0.38        $  0.68       $  0.59
                                                  =======       =======        =======       =======


Weighted average number of common
 shares and equivalents outstanding....             5,980         5,620          5,856         5,579
                                                  =======       =======        =======       =======


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                    ASSETS
                                                                  September 30,        December 31,
                                                                      1997                 1996
                                                                  -------------        ------------
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents...............................          $ 2,535             $   775
    Accounts receivable.....................................           44,023              28,311
    Inventories.............................................           34,130              33,513
    Prepaid expenses........................................            1,251               1,551
                                                                      -------             -------
        Total current assets................................           81,939              64,150
Property and equipment......................................           10,368               7,137
Software development costs..................................            1,026                 799
Deferred income taxes.......................................            2,200               2,200
Other assets................................................              815                 818
                                                                      -------             -------
                                                                      $96,348             $75,104
                                                                      =======             =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable...........................................          $21,306             $ 6,365
    Accounts payable........................................            5,778               7,628
    Accounts payable to related parties.....................              876                 128
    Accrued payroll and other liabilities...................            3,824               3,389
    Accrued income taxes....................................            2,104               1,073
    Current portion of long-term debt.......................            1,832               1,377
                                                                      -------             -------
        Total current liabilities...........................           35,720              19,960
Long-term debt..............................................            5,477               5,173
Commitments and contingencies...............................              --                  --
Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      Authorized; no shares issued at September 30, 1997,
      and December 31, 1996.................................              --                  --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 5,559,724 and 5,387,483 shares issued at
      September 30, 1997, and December 31, 1996,
      respectively..........................................               56                  54
    Additional paid-in capital..............................           42,971              41,833
    Retained earnings.......................................           12,235               8,257
    Cumulative foreign translation adjustment...............             (111)               (173)
                                                                      -------             -------
        Total shareholders' equity..........................           55,151              49,971
                                                                      -------             -------
                                                                      $96,348             $75,104
                                                                      =======             =======


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                          1997                 1996
                                                                       ----------           ----------
Cash used by operators:
    Net earnings..............................................          $  3,978            $  3,283
    Income charges not affecting cash:
        Depreciation..........................................             1,971               1,436
        Amortization..........................................               389                 306
        Disposals and write-offs of property and equipment....               185                 257
        Deferred income taxes.................................               --                  --
    Changes in certain working capital components:
        Increase in accounts receivable.......................           (15,712)             (8,116)
        Increase in inventories...............................              (617)             (6,141)
        Decrease (increase) in prepaid expenses...............               300                (239)
        Decrease (increase) in other assets...................                 3                (154)
        (Decrease) increase in accounts payable...............            (1,850)              2,709
        Increase (decrease) in accounts payable to related                   748                (181)
         parties..............................................
        Increase (decrease) in accrued payroll and other                     435              (1,593)
         liabilities..........................................
        Increase in accrued income taxes......................             1,031                 323
                                                                        --------            --------
    Cash used by operating activities.........................            (9,139)             (8,110)
                                                                        --------            --------
Cash used by investing activities:
    Additions to property and equipment.......................            (5,455)             (3,313)
    Software development costs................................              (548)               (468)
                                                                        --------            --------
    Cash used by investing activities.........................            (6,003)             (3,781)
                                                                        --------            --------
Cash provided by financing activities:
    Net increase in notes payable.............................            14,941               5,229
    Proceeds from long term debt..............................             1,728               5,816
    Repayment of long term debt including current portion.....              (969)               (564)
    Proceeds from exercise of stock options...................             1,140                 438
                                                                        --------            --------
    Cash provided by financing activities.....................            16,840              10,919
                                                                        --------            --------
Effect of exchange rate changes on cash.......................                62                 --
                                                                        --------            --------
Net increase (decrease) in cash and cash equivalents..........             1,760                (972)
Cash and cash equivalents, beginning of period................               775               1,154
                                                                        --------            --------
Cash and cash equivalents, end of period......................          $  2,535             $   182
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

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                          September 30,          December 31,
                                                              1997                   1996
                                                          -------------          ------------
                                                           (Unaudited)

Materials..........................................          $22,019                $23,855
Work-in-progress...................................           11,391                  8,171
Finished goods.....................................            1,712                  1,494
                                                             -------                -------
                                                              35,122                 33,520
Less -- progress payments received from
            Customers..............................             (992)                    (7)
                                                             -------                -------
                                                             $34,130                $33,513
                                                             =======                =======

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                              Cumulative
                                                                   Additional                  Foreign
                                            Preferred    Common     Paid-in      Retained    Translation
                                              Stock      Stock      Capital      Earnings     Adjustment     Total
                                            ---------    ------    ----------    --------    -----------    -------

Balance, December 31, 1996..............      $ --        $54       $41,833       $ 8,257       $(173)      $49,971
Common stock options exercised..........        --          2         1,138           --          --          1,140
Net earnings for the nine month period..        --        --            --          3,978         --          3,978
Foreign translation adjustment..........        --        --            --            --           62            62
                                              -----       ---       -------       -------       -----       -------
Balance,  September 30, 1997............        --        $56       $42,971       $12,235       $(111)      $55,151
                                              =====       ===       =======       =======       =====       =======

NOTE 6 -- SUBSEQUENT EVENT:

On October 6, 1997, the Company entered into a Combination Agreement with Spectra-Physics AB and certain of its affiliates. The Combination Agreement provides for the acquisition by FLIR of all the outstanding shares of capital stock of AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden, AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom, AGEMA Infrared Systems, Ltd., a corporation organized under the laws of Canada and AGEMA Infrared Systems, Inc., a Delaware corporation, in exchange for 4,162,000 shares of the Company's common stock. This transaction will be accounted for as a purchase for accounting and financial reporting purposes. A special meeting of shareholders is scheduled for December 1, 1997 to consider and vote upon the proposed transaction and, subject to shareholder approval and certain other conditions, the transaction is expected to close in early December.

The Company anticipates recording a one-time, non-cash charge in the fourth quarter related to the write-off of in process research and development recorded as part of the transaction and other transaction costs. Such charge off is expected to aggregate approximately $36.0 million, net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

          OVERALL. Net earnings for the three months ended September 30, 1997 increased 14.9%, from $2.1 million (or $0.38 per share) in the third quarter of 1996 to $2.4 million (or $0.41 per share) in the third quarter of 1997. Net earnings increased 21.2%, from $3.3 million (or $0.59 per share) for the nine months ended September 30, 1996 to $4.0 million (or $0.68 per share) for the nine months ended September 30, 1997. The increase in net earnings was principally due to the significant increase in sales of the Company's products to commercial customers, primarily the UltraMedia(TM) and the Prism DS(TM).

          REVENUES. The Company's revenue for the three months ended September 30, 1997 increased 33.3%, from $17.9 million in the third quarter of 1996 to
$23.9 million in the third quarter of 1997.   Revenue from the sale of the
Company's products to governmental customers increased 8.7%, from $11.9 million in the third quarter of 1996 to $12.9 million in the third quarter of 1997. This increase was primarily due to the increased deliveries of SAFIRE night vision systems to a variety of domestic and international customers. Revenue from the sale of the Company's products to commercial customers continued to show strong growth by increasing 82.1%, from $6.0 million in the third quarter of 1996 to $11.0 million in the third quarter of 1997. This improvement was principally attributable to the continued strong sales of UltraMedia(TM) for the broadcast and entertainment markets, further increases in production and delivery of the Prism DS(TM) and increased international sales.

Revenue for the nine months ended September 30, 1997 increased 34.7%, from $44.3 million in the first nine months of 1996 to $59.7 million for the first nine months of 1997. Revenue from the sale the Company's products to governmental customers increased 13.9%, from $28.4 million in the first nine months of 1996 to $32.3 million in the first nine months of 1997 primarily due to increased deliveries of the SAFIRE night vision system. Revenue from the sale of the Company's products to commercial customers increased 71.8%, from $15.9 million in the first nine months of 1996 to $27.4 million in the first nine months of 1997. This improvement was principally attributable to the inclusion of a full nine months of revenue from the sale of the UltraMedia(TM) product in 1997 compared to only six months in 1996, as the UltraMedia(TM) was introduced in April of 1996, and the increased production and deliveries of the Prism DS(TM).

Revenue from international sales increased as a percentage of total revenue from approximately 27.7% to approximately 52.8% for the quarters ended September 30, 1996 and 1997, respectively. For the first nine months of 1997, international sales accounted for approximately 47.1% of the Company's revenue. This represents an increase from the 31.7% experienced in the first nine months of 1996 primarily due to decreased deliveries to U.S. Government customers, principally the U.S. Marine Corps. The Company anticipates that the revenues from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenues but may vary modestly from year to year.


          GROSS PROFIT. As a percentage of revenue, gross profit decreased slightly from 53.7% in the third quarter of 1996 to 53.5% in the third quarter of 1997 and increased slightly from 52.7% for the first nine months of 1996 to 53.7% for the first nine months of 1997. The relatively consistent gross margin in the third quarter of 1997 was primarily due to decreased sales to U.S Governmental customers which typically have lower margins than non-governmental customers and the increased proportion of higher margin international sales, offset by the increased proportion of revenues from commercial products which typically have a slightly lower margin than the products sold to governmental customers. The increase for the nine months ended September 30, 1997 was primarily due to the increased proportion of higher margin international sales. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international night vision and industrial imaging sales, the more competitive nature of the commercial imaging market, and the impact of competitive bids for significant government contracts.

          RESEARCH AND DEVELOPMENT. Research and development expense increased 40.3%, from $2.3 million for the third quarter of 1996 to $3.2 million for the third quarter of 1997 and increased 30.2%, from $6.6 million for the first nine months of 1996 to $8.5 million for the first nine months of 1997. As a percentage of revenue, research and development expense increased from 12.7% to 13.3% for the three months ended September 30, 1996 and 1997, respectively, and decreased slightly from 14.8% for the first nine months of 1996 to 14.3% for the first nine months of 1997. The increases in research and development expense, in absolute dollar terms, were attributable to increased research and development activities related to existing product enhancements and increased activity related to scheduled development and introduction of new products in 1998. While the Company expects the absolute dollar amount of research and development to continue to increase, research and development expense as a percentage of total revenue should continue to decline as revenues increase.

          SELLING AND OTHER OPERATING COSTS. Selling and other operating costs for the quarter increased 35.1%, from $4.4 million for the third quarter of 1996 to $5.9 million for the third quarter of 1997 and increased 38.8%, from $12.2 million for the first nine months of 1996 to $16.9 million for the first nine months of 1997. Selling and other operating costs increased as a percentage of revenues from 24.5% for the third quarter of 1996 to 24.8% for the third quarter of 1997 and increased from 27.5% for the first nine months of 1996 to 28.3% for the first nine months of 1997. The increases in absolute dollar terms were primarily due to costs associated with the increase in international revenues, particularly commissions, for the quarter and to increased sales and marketing personnel as the Company continues to expand and strengthen the direct sales and marketing staff at both FSI and Optimas. These efforts have directly resulted in increased sales of commercial products both domestically and internationally.

          INTEREST EXPENSE AND OTHER. Interest expense and other includes interest on short term and long term borrowings, costs related to capital lease obligations, and miscellaneous charges. Interest expense and other for the quarter increased 105.8%, from $259,000 in the third quarter of 1996 to $533,000 in the third quarter of 1997 and increased 190.3%, from $484,000 in the first nine months of 1996 to $1.4 million for the first nine months of 1997. This increase was due to the increased usage of the Company's line of credit discussed in Liquidity and Capital Resources below.

          INCOME TAXES. The Company's effective income tax rates for the quarters ended September 30, 1997 and 1996 were 23.1% and 21.8%, respectively, and for the nine month periods ended September 30, 1997 and 1996 were 24.2% and 21.7%, respectively. The increase in the effective tax rate is primarily due to the fact that the Company has utilized all of its internally generated net operating loss carryforwards. The effective tax rates remain substantially below the statutory rate due to utilization of a portion of the Company's acquired net operating loss carryforwards, utilization of various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had short-term borrowings net of cash on hand of $18.8 million compared with $5.6 million at December 31, 1996 and $11.7 million at June 30, 1997. Additionally, during the quarter, the Company increased its available line of credit from $14.0 million to $25.0 million to cover its short-term cash needs. The increased use of cash during the third quarter is consistent with the prior year and is primarily due to the build up of accounts receivable and continued high levels of inventories discussed below.

At September 30, 1997, the Company had inventories on hand of $34.1 million compared to $33.5 million at December 31, 1996 and $33.9 million at June 30, 1997. Consistent with the prior quarter, the efforts to reduce inventory levels for existing product lines were partially offset by the increase in inventory needed to support deliveries of the Company's new product lines, including the SeekIR(TM), the Tracer(TM), the UltraMedia(TM) and the UltraMedia RS(TM) as well as inventory to support new products to be introduced in 1998. Further, because of the extremely long lead times for many of the most expensive components, it is necessary to have inventory on hand to meet the required delivery schedule. The Company maintains levels of inventories sufficient to satisfy backlog which the Company considers to be firm and to respond to short term delivery requirements for a majority of its products. Management believes its ability to provide prompt deliveries gives it a competitive advantage for certain sales. It is expected that the current inventory levels will be maintained or decrease slightly as efforts to reduce inventory levels for existing products continue.

At September 30, 1997, the Company had accounts receivable in the amount of $44.0 million compared to $28.3 million at December 31, 1996 and $35.6 million at June 30, 1997. The increase in accounts receivable is primarily due to the significant level of shipments in the last month of the quarter primarily to international customers and domestic governmental customers. The Company generally experiences long collection cycles due to a variety of factors, including payment terms required by U.S. and foreign governmental customers as well as payment terms for companies that integrate the Company's products into aircraft for sale to ultimate users.

The Company has available a $25.0 million line of credit which bears interest at LIBOR plus 1.75% (7.375% at September 30, 1997) and is collateralized by all receivables and inventories of the

Company. At September 30, 1997, the Company had a $21.3 million balance outstanding on this line.

While the use of the credit facility will vary significantly and is heavily dependent upon the timing of collection of significant receivables, the Company believes that its existing cash, available credit facilities together with the scheduled payments from existing customers will be sufficient to meet its cash requirements for the foreseeable future.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking
statements.   These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's Securities and
Exchange Commission fillings and reports.   In addition, such statements could
be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

                          PART II.   OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 13,800 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         11.0  Computation of Net Income Per Share
         27.1  Financial Data Schedule

    (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FLIR SYSTEMS, INC.


Date     November 14, 1997                 /s/  J. Mark Samper
     -------------------------             -------------------------------------
                                           J. Mark Samper
                                           Vice President of Finance and
                                           Chief Financial Officer and Secretary
                                           (Principal Accounting and Financial
                                           Officer and Duly Authorized Officer)