Form 10-K
period 1997-12-31
FLIR SYSTEMS INC
filed 1998-03-31
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDING DECEMBER 31, 1997.
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                                         ---------------
     ---------------

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

                         -----------------------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class of Stock        Name of each exchange on which registered
----------------------------        -----------------------------------------
Common Stock, $0.01 par value                       NASDAQ

                         -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or amendment to this Form 10-K   [   ]

As of March 6, 1998, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $189,138,843

As of March 6, 1998, there were 9,857,399 shares of the Registrant's common stock, $0.01, par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FLIR Systems, Inc.'s Proxy Statement for the 1998 Annual Shareholders' Meeting      Part III

================================================================================

                              FLIR SYSTEMS, INC.

                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS


ITEM ON FORM 10-K

                                                                                             PAGE
                                                                                             ----
PART I

Item 1     Business........................................................................    1
Item 2     Properties......................................................................    10
Item 3     Legal Proceedings...............................................................    10
Item 4     Submission of Matters to a Vote of Security Holders.............................    10

PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters............    11
Item 6     Selected Financial Data.........................................................    12
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations...................................................................    13
Item 8     Financial Statements and Supplementary Data.....................................    18
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................................    37

PART III

Item 10    Directors and Executive Officers of the Registrant..............................    37
Item 11    Executive Compensation..........................................................    37
Item 12    Security Ownership of Certain Beneficial Owners and Management..................    37
Item 13    Certain Relationships and Related Transactions..................................    37

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................    37

SIGNATURES.................................................................................    40

FINANCIAL STATEMENT SCHEDULES..............................................................    41


                                    PART I

ITEM 1.   BUSINESS
          --------

GENERAL

     FLIR Systems, Inc. ("FSI" or the "Company"), founded in 1978, designs, manufactures, and markets thermal imaging and broadcast camera systems worldwide for a wide variety of applications in the commercial and government markets. Thermal imaging systems detect infrared radiation, or heat, emitted directly by all objects and materials and enable the operator to see objects in total darkness, in adverse weather conditions and through obscurants such as smoke and haze. Government applications include public safety (law enforcement and drug interdiction, search and rescue, border patrol and maritime patrol, and environmental protection) and defense (surveillance, reconnaissance and navigation assistance). Commercial applications include electronic news-gathering, non-destructive testing and evaluation, research and development, manufacturing process control, condition monitoring and image analysis.

     The Company was profitable in the year ended December 31, 1988 and has reported profitable results for each succeeding year except for 1997 in which the Company reported a loss of $30.6 million due to a one-time $52.5 million
acquisition-related write-off.   In June 1993, the Company completed an initial
public offering of its stock, which is traded on the Nasdaq National Market System under the symbol "FLIR".

     In December 1997, the Company continued to expand the market potential for the growing commercial market as well as the government market by acquiring AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden ("AGEMA Sweden"); AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom ("AGEMA UK"); AGEMA Infrared Systems Ltd., a corporation organized under the laws of Canada ("AGEMA Canada"); and AGEMA Infrared Systems, Inc., a Delaware corporation ("AGEMA USA") (collectively "AGEMA" or the "AGEMA entities"). AGEMA is a world leaders in the design, manufacture and marketing of handheld infrared cameras for detecting and mapping temperature differences and for non-contact temperature measurements for a wide variety of industrial and research applications. AGEMA's principal executive offices are located just outside Stockholm, Sweden. AGEMA Sweden has three subsidiaries which operate sales and service offices in France, Germany and
Italy.   Additionally, AGEMA Canada, AGEMA UK and AGEMA USA own and operate sales and service offices in Canada, Great Britain, and the United States, respectively.

     The acquisition, which was effective December 1, 1997, was accomplished through the issuance of 4,162,000 shares of the Company's common stock to AGEMA's parent company, Spectra-Physics AB, also headquartered in Stockholm, in exchange for all the outstanding shares of AGEMA stock. The transaction was accounted for as a purchase and, accordingly, the results of operations of the AGEMA entities for the period from December 1, 1997 through December 31, 1997 are included in the consolidated results of operations.

     The acquisition significantly diversifies the Company's product offerings by adding AGEMA's well-regarded commercial handheld thermal imaging products to the Company's government and commercial product lines. The acquisition will allow the Company to reduce production costs by focusing commercial handheld product manufacturing at AGEMA's facilities in Stockholm and government and commercial broadcast product manufacturing at the Company's facilities in
Portland.   The combined entity will benefit from combining AGEMA's product design, packaging and thermographic experience with the Company's image analysis software and stabilized gimbal experience. Finally, the two organizations have highly complementary sales and marketing capabilities and advanced development programs, including the next generation of low cost, "uncooled" infrared technologies.

     The year ended December 31, 1997, was also highlighted by new product introductions, including the introduction of the extremely lightweight UltraMedia-RS(TM), a compact camera system that gives small and weight-restricted aircraft the ability to gather high-quality video from long distances; the Tracer(TM), the first industrial imager capable of recording and analyzing long sequences of thermal activity on a real-time basis; the ULTRA 6000(TM), a gyrostabilized dual sensor system that combines state-of-the-art infrared technology and a color video camera to deliver high resolution images under extreme conditions, day or night; and the AGEMA 570(TM), the worlds first handheld uncooled radiometric thermal imaging system.

FORWARD-LOOKING STATEMENTS

   This business discussion and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this business section, as well as those discussed elsewhere in this Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

YEAR 2000 ISSUES

As the year 2000 approaches, the Company recognizes the need to ensure its operations and products will not be adversely impacted by Year 2000 software issues. The Company is addressing this via the use of both internal and external resources to conduct a comprehensive review of its computer systems and code internal to the Company products. The Company expects to complete the project on a timely basis to assure the availability and integrity of its financial system and the reliability of its operational systems by the end of 1999. Such work has not had and is not anticipated to have a material effect on the consolidated financial position of the Company.

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

  Early applications of thermal imaging primarily involved the use of very expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were far more important in the procurement decision than the system acquisition cost. A basic form of the technology was also employed in limited industrial applications such as detection of heat loss from buildings, where system price was more important than sophisticated performance. Consequently, a large group of potential users in both the public safety sector and commercial markets did not use thermal imagers, since available systems either failed to meet their performance requirements or were too expensive. The Company was among the first to bridge the gap between high-cost, high-performance and low-cost, low-performance systems by developing thermal imaging products with a combination of price and performance suited to the needs of a broad range of customers in the government market. In addition, commercial applications and markets began to expand as thermal imaging companies developed products with enhanced performance characteristics.

  The Company expects continued growth in the thermal imaging markets due primarily to the general improvements in the price and performance characteristics of imaging systems for the government and commercial markets. The Company believes the primary factors that will contribute to the growth in the government market are the increasing use of thermal imaging in public safety applications worldwide, the increasing emphasis of governments on public safety roles and the transition of defense procurement policies worldwide to favor cost-effective commercially developed technology. The Company believes that the use of thermal imaging and broadcast systems in commercial applications will increase, and the commercial imaging market will expand significantly, as high-performance industrial systems become more affordable, primarily due to the introduction of the uncooled technology, and industrial customers better understanding the improvements in quality and productivity that can be gained by
the use of these systems and the related image analysis software.   The
Company's commercial products and image analysis software capabilities are designed to take advantage of these opportunities.

MARKETS FOR THE COMPANY'S PRODUCTS

  GOVERNMENT PRODUCTS

  The worldwide government market consists of two segments: public safety and defense. The Company is a leader in the public safety segment, which is rapidly expanding but represents a small percentage of the total government market. The Company also sells its products for selected applications in the defense segment.

  Public Safety

  The Company is a worldwide leader in the emerging public safety market, which consists of products sold for a variety of uses in law enforcement and drug interdiction, search and rescue, border and maritime patrol, environmental protection and ground based surveillance and security. The Company has been instrumental in the development of this market worldwide, with systems operating in over 50 countries. During the last three years, the Company has sold into this market over 500 systems with a dollar value in excess of $125 million. While no consistent data is available as to the size of this market, the Company believes this represents only a small percentage of the existing and potential global market.

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

  Law enforcement agencies are beginning to recognize the utility of thermal imaging systems in ground operations, an application in which cost, portability and image quality are key customer requirements. The Company has addressed these requirements with its line of handheld infrared cameras. See "Products."

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

  Environmental Protection: With the growing worldwide emphasis on the protection of natural resources, the Company expects the market for its systems in environmental protection activities to expand. The Company's thermal imaging systems have been effectively used in forest fire detection and extinguishment, oil spill detection and monitoring, and wildlife management. Potential additional applications include monitoring toxic waste sites, identifying sources of environmental contamination, and gas leak detection. In many cases, proper detection cannot be accomplished without thermal imaging. For example, heavy smoke inhibits the application of flame retardant while fighting forest fires; thermal imaging systems see through smoke and allow accurate airdrops of both retardant and water. The Company has successfully begun to market its systems for environmental protection applications in the United States and Canada, but this market is in its infancy and is expected to grow as users become increasingly aware of the applications and utility of thermal imaging systems.

  Ground Based Security. As the concern over security of military bases and other sensitive installations throughout the world increases, the importance of ground-based surveillance and security, particularly at night, has increased. The Company was one of the first to provide a cost effective solution to this
problem with the introduction of the AGEMA 1000(TM) in 1992.   The Company
believes that with the introduction of the uncooled technology and the resultant reduction in acquisition costs, the ground based surveillance and security market will expand significantly.

  Defense

  The defense market for thermal imaging systems, which consists primarily of sophisticated weapon systems, has historically constituted the largest segment of the market for night vision products. While the Company has purposely limited its participation in this market segment, due to the changing nature of defense priorities, the Company has begun to develop relationships with prime defense contractors that require cost-effective thermal imaging sensors for inclusion in their systems.

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

  The Company believes that its imaging systems and related software products will enable it to continue to capture market share and significantly expand applications in six principal areas: electronic news-gathering, non-destructive testing and evaluation, research and development, manufacturing process control, condition monitoring and image analysis.

  Electronic news-gathering: The use of stabilized broadcast and thermal imaging systems is becoming a standard feature in today's news gathering markets. This market typically requires very high performance systems with extensive capabilities including state-of-the-art stabilization, the ability to provide jitter-free images from great distances and the ability to downlink the information on a real-time basis. The Company believes that this segment of the market will grow as a greater number of TV stations acquire helicopters to provide real-time reporting of news events and as system size and weight continue to decline which enable the use of such systems on small and weight restricted helicopters.

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

  Thermal imaging systems can also be used to evaluate, monitor and test composite material. For example, when two composite materials are bonded together, thermal imaging, unlike visual inspection, can be used to determine the quality of the bond. A similar inspection technique is used to inspect composite materials for damage after sustaining an impact. Additionally, during the production of solar cells, thermal imaging is used to verify the integrity of the bond between the various composition layers -- a factor critical to the cell's performance. For example, due to pressure and temperature differences experienced by an aircraft, water will collect in the internal honeycomb structure or insulation if there is a leak in the aircraft's outer skin; such leaks can be located through the use of thermal imaging.

  Research and Development: Thermal imaging, due to its non-destructive analysis capability, is a new tool for use in research from automobiles to electronics. This market typically requires very high performance systems with extensive software capabilities and tools to analyze the thermal image. The Company believes that this segment of the commercial market will grow as system resolution and image analysis capabilities increase.

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

  Manufacturing Process Control: The ability to determine that a manufacturing process will produce unacceptable results at the earliest point in the production cycle is critical to quality improvement and cost reduction. Thermal imaging and image analysis allows for the monitoring and control of heat, which is used in most industrial processes. Depending on the process, too much, too little, or uneven heat can result in a defective product. The Company believes that, as all phases of the manufacturing process become increasingly competitive and quality standards increase, the use of thermal imaging and image analysis software in these applications will grow.

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

  Condition Monitoring: Thermal imaging systems improve productivity by determining the location and detection of equipment faults so they can be corrected before they lead to catastrophic failure or major equipment damage. This allows companies to significantly reduce operating expenses by lowering repair costs and reducing downtime. Condition monitoring is currently the largest segment of the industrial market.

  Specific condition monitoring applications are numerous. Utility companies utilize the Company's thermal imaging products to locate and repair defective power transmission components thereby significantly improving service reliability by reducing annual power outages per customer. The bearings of rotating machinery will operate at an increasingly warmer temperature as the end of their useful life approaches; thermal imaging surveys can predict the bearing's end of life, allowing planned maintenance to be performed before experiencing a plant shut-down or severe machinery damage. Thermal imaging is used to evaluate the integrity and amount of insulation in a building or container, providing substantial energy cost savings. Thermal imaging allows roof leaks and associated specific damaged areas to be located and repaired, avoiding the major expense of replacing the entire roof.

  Image Analysis: The acquisition of Optimas in early 1996, (Optimas is now know as FSI Automation, Inc.) coupled with the image analysis capability that the acquisition of AGEMA brought to the Company, has enabled the Company to greatly expand its image analysis capabilities. Image analysis is the extraction of specific quantitative information in an objective, repeatable fashion in order that such data can be more meaningfully employed or understood and used to make informed and better decisions. Image analysis incorporates image processing (improving or otherwise modifying the visual appearance of an image), but goes further to incorporate the identification of features of interest, extracting the desired measurements of those features and then making such measurements available for productive use.

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

  ULTRA 6000. The ULTRA 6000(TM), introduced in the third quarter of 1997, combines state-of-the-art infrared technology and a color video camera in a single compact system to deliver high-resolution images under extreme conditions, day or night.

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

  AGEMA 1000. The ground-based AGEMA 1000(TM) series, first introduced in 1992, is a fixed or tripod mounted thermal imaging system which can detect small objects up to several kilometers away under extreme environmental conditions, day or night. Highly reliable and ready for 24-hour operation, these compact and versatile thermal imaging systems switch dual lenses at a touch of a button, optimize images automatically and offer remote control software.

  AGEMA 900. The AGEMA 900(TM), first introduced in 1992, is a high resolution, handheld thermal imaging system available in both short and long wave versions. The AGEMA 900, with its wide range of lenses, filters and other accessories is ideally suited for the research and development market.

  AGMEA 550. The AGEMA 550(TM), introduced in the fourth quarter of 1996, is a handheld infrared camera developed for the condition monitoring market. The AGEMA 550 uses a stirling cooled PtSi focal plane array and, in its standard version is calibrated for temperature measurements up to 1500 degrees C. The AGEMA 550 has built-in digital recording. The AGEMA 550 is available with various lenses, for different fields of views, as well as filters and other accessories.

  AGEMA 570. The AGEMA 570(TM), first introduced in the fourth quarter of 1997, is the world's first uncooled imaging radiometer. The AGEMA 570 provides lightweight (less than 5 lb.), instant-on convenience while delivering exceptional temperature measurement accuracy of objects from -20 degrees C to +2000 degrees C. Intelligent controls facilitate one-hand, point and shoot operation of this self contained system. Image optimization is automatic and menu and data displays appear in any of 14 languages.

  ThermoVision. The ThermoVision(TM), introduced in early 1998, is an uncooled infrared camera for the manufacturing process control market. Operating as a remotely controlled "smart" sensor, in supervised operation or integrated into a complete control system, the ThermoVision transmits data on a continuous real-time basis at 60 frames a second. Using built-in intelligence, ThermoVision can process multiple area of interest, trigger alarms or transmit control data. A variety of flexible, high-speed and reliable digital cable, fiber-optic and wireless transmission media allow for flexible system integration with controllers, computers and vision systems.

  Thermoprofile 6. The Thermoprofile(TM) 6, is a line scanner developed originally to monitor the temperature on the surface of a rotating cement kiln. The line scanning technology has now expanded into other applications in the manufacturing process control market including hot and cold rolling steel mills, float glass manufacturing and metals refining.

  Tracer. The Tracer(TM), introduced in the first quarter of 1997, is the first industrial imaging system capable of recording and analyzing long thermal event sequences at real-time frame rates on a Windows based PC. Tracer combines a high-resolution thermal imaging camera with a Pentium PC, digital recording system, and Windows-based analysis software.

  IRwin Report. IRwin(TM) Software allows for review, analysis and processing of captured images and data. IRwin software is a Windows based program which provides for an ease of use and affordability that is unmatched in the industry. IRwin software is typically packaged with the AGEMA 500 series systems, though it is capable of operating with data gathered from other imaging modalities as well.

  OPTIMAS. OPTIMAS(TM) software is a Windows based application designed to meet the needs of the advanced scientific and engineering markets. The OPTIMAS software package includes custom user interface tools which enable both novice and highly skilled users to efficiently and effectively solve their image analysis problems.

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

CUSTOMERS

  The primary customers for the Company's products include instrumentalities of domestic and foreign governments, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news-gathering agencies and various commercial enterprises.

  A substantial portion of the Company's revenues is derived from sales to agencies and instrumentalities of the U.S. Government, which aggregated more
than 10% of the Company's revenues in each of the last three years.   For the
year ended December 31, 1997, such sales represented 20.7% of the Company's total revenue. With the exception of the continuing sales to agencies and instrumentalities of the U.S. Government, the Company does not typically have continuing customers whose purchases constitute more than 10% of revenues on a year to year basis. At any given time, however, the Company may have purchase commitments from customers which, if completed, would constitute more than 10% of revenues in any given year. The failure of any such customer to complete such purchases or the loss of the agencies and instrumentalities of the U.S. Government as a customer could have a material adverse effect on the Company's business, financial position and results of operations.

SALES, DISTRIBUTION AND CUSTOMER SERVICE

  The Company markets its night vision products for the government market in the United States directly through a 12-person direct sales staff, and internationally through 50 independent representatives covering all major markets worldwide.

  The Company sells its commercial products worldwide through a 40-person direct sales staff and a network of 90 distributors and representatives, each with an exclusive right to sell the Company's products in a defined geographic area.
All distributors and representatives report to one of 15 regional sales managers employed by the Company. The Company sells its software products primarily through 35 authorized dealers, 15 of whom are located within the U.S. and Canada. Many of these dealers, particularly internationally, maintain their own network of subsidiary agents.

  In support of both direct and distribution sales activities, the Company has a technical support group that provides installation, technical training and repair services. The Company maintains service facilities at its factories in Portland, Oregon, Sweden and the United Kingdom and at its subsidiaries in Seattle, Washington, Secaucus, New Jersey, Germany, Canada, France and Italy. The Company also maintains limited service capability in three foreign locations under the direction of its independent representatives.

MANUFACTURING

  The Company manufactures most critical components of its products, including detectors, optics and high speed motors. This allows the Company to minimize lead times, facilitate prompt delivery of its products, control costs and ensure that these components satisfy its quality standards. The Company purchases other parts pre-assembled, including coolers, circuit boards, cables and wiring harnesses. The interruption of certain sources of supply or the failure of suppliers of key components to adapt their products to the Company's changing technological requirements could disrupt the Company's ability to manufacture products or cause the Company to incur costs associated with the development of alternative sources, either of which could have an adverse effect on the Company's business, financial position, and financial results of operations.
The Company has experienced delays in production due to its inability to timely obtain a necessary component from third-party supplier. No assurance can be given that similar delays will not be experienced in the future.

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

COMPETITION

  The Company's competitors are different in each market segment. In the public safety market, the Company competes with a variety of companies on a limited basis. For example, the Company competes with Inframetrics in the law enforcement segment and GEC and Wescam Ltd. in other public safety segments. In the commercial markets, the Company's principal competitors are Inframetrics and Avio and Wescam Ltd. in the electronic news-gathering market. In the image analysis market, the Company competes with Media Cybernectics and Noesis Vision, and to a lesser extent Data Translation, Jandel Scientific and Matrox Electronics Systems. In the manufacturing process control market, the Company competes with Adept, Allen-Bradley Company, Cognex and Robotic Vision Systems. Competition in the defense market is more intense, and includes companies such as Lockheed Martin, Boeing, Thompson, GEC, and Thorn EMI. As the markets for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to the markets addressed by the Company. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited military and governmental funds.

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

EMPLOYEES

  As of December 31, 1997, the Company had 652 employees of whom 66 were in administration, 189 were in engineering, 8 were in quality assurance, 195 were in manufacturing, assembly and testing and 194 were in marketing and sales. The Company has been successful in attracting and retaining highly skilled technical, marketing and management personnel to date. None of the Company's employees in the United States are represented by a union or other bargaining group. Employees in Sweden and Italy are represented by a Union. The Company believes its relationship with its employees and the Unions are good.

ITEM 2.   PROPERTIES.
          ----------

The Company leases its facilities under various operating leases which expire in 1998 through 2003. The lease calls for fixed monthly payments over its term. The following summarized the primary facilities leased by the Company:

                                                                  Lease Expiration
                             Location                                    Date          Square Feet
-------------------------------------------------------------     ----------------     -----------
FLIR Systems, Inc. -  Portland, Oregon                                   2000              85,000
FLIR Systems AB - Danderyd, Sweden                                       2001              63,000
FSI Automation, Inc. -  Bothell, Washington                              2000               9,600
FLIR Systems International Ltd. -  West Malling, United Kingdom          2000              12,500
FLIR Systems Ltd. -  Ontario, Canada                                     1998               4,200
FLIR Systems S.A.R.L. -  France                                          1998               2,900
FLIR Systems GmbH - Germany                                              1998               2,200
FLIR Systems Limited -  Leighton Buzzard, United Kingdom                 1999               4,500
FLIR Systems s.r.l. -  Italy                                             1998               2,200
FLIR Systems, Inc. -  Secaucus, New Jersey                               2003               8,000

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

In the normal course of business, the Company is and has been involved in certain litigation, however, the Company is not the subject of or a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

On December 1, 1997, a special meeting of Shareholders of the Company was held to vote upon the issuance of a total of 4,162,000 shares of the Company's common stock in exchange for all the outstanding share of capital of AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden; AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom;
AGEMA Infrared Systems   Ltd., a corporation organized under the laws of Canada;
and AGEMA Infrared Systems, Inc., a Delaware corporation. At such meeting the shareholders approved the issuance by a vote of 3,501,830 for and 11,849 against with 4,175 abstentions. Information regarding this transaction is contained in the Company's definitive proxy statement dated November 10, 1997, for a special Meeting of Shareholders and is incorporated herein by reference.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          -----------------------------------------------------------------
          MATTERS.
          -------

The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol "FLIR". The following table sets forth, for the quarters indicated, the high and low sales price for Common Stock reported on the Nasdaq National Market System.

                                           1997                                      1996
                         --------------------------------------    --------------------------------------
                                HIGH                 LOW                 HIGH                  LOW
                         -----------------    -----------------    -----------------    -----------------
First Quarter...........       17.75                13.25                14.38                10.00
Second Quarter..........       17.75                14.75                16.25                10.50
Third Quarter...........       22.00                15.75                15.25                11.75
Fourth Quarter..........       22.00                17.50                14.50                12.75

At December 31, 1997, there were approximately 400 holders of record of the Company's common stock and 9,756,458 shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

During 1996, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 76,367 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

                                                                           YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                               1997                1996              1995              1994              1993
                                         --------------      --------------    --------------    --------------    --------------
                                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA

Revenue:
 Government...........................         $ 48,483             $42,958           $33,575           $35,805           $31,051
 Commercial...........................           43,288              23,059            16,550            13,172             9,082
                                         --------------      --------------    --------------    --------------    --------------
  Total revenue.......................           91,771              66,017            50,125            48,977            40,133
Cost of goods sold....................           58,507     *        30,415            22,724            23,813            19,103
                                         --------------      --------------    --------------    --------------    --------------
  Gross profit........................           33,264              35,602            27,401            25,164            21,030
Operating expenses:
 Research and development.............           11,814               9,485             7,786             7,588             7,044
 Selling and other operating costs....           26,551              18,999            14,656            12,353            10,358
 Combination costs....................           36,450     *            --                --                --                --
                                         --------------      --------------    --------------    --------------    --------------
  Total operating costs...............           74,815              28,484            22,442            19,941            17,402
   (Loss) earnings from operations....          (41,551)              7,118             4,959             5,223             3,628
Interest income.......................              182                  44               226               705               138
Interest expense and other............           (2,103)               (819)             (795)             (172)             (170)
                                         --------------      --------------    --------------    --------------    --------------
   (Loss) earnings before income taxes          (43,472)              6,343             4,390             5,756             3,596
Income tax (benefit) provision........          (12,884)              1,251               523               570               405
                                         --------------      --------------    --------------    --------------    --------------
Net (loss) earnings...................         $(30,588)            $ 5,092           $ 3,867           $ 5,186           $ 3,191
                                         ==============      ==============    ==============    ==============    ==============
Net (loss) earnings per share:
     Basic............................           $(5.23)              $0.95             $0.74             $1.01             $0.69
                                         ==============      ==============    ==============    ==============    ==============
     Diluted..........................           $(5.23)              $0.91             $0.70             $0.95             $0.66
                                         ==============      ==============    ==============    ==============    ==============

BALANCE SHEET DATA:

Working capital.......................         $ 26,567             $44,190           $37,884           $35,573           $31,610
Total assets..........................          153,857              75,104            56,918            49,269            40,385
Long-term debt, excluding
 current portion......................            1,679               5,173             1,175             1,209             1,167
Total shareholders' equity............         $ 75,189             $49,971           $43,470           $39,162           $33,046

* - In connection with the acquisition of AGMEA Infrared Systems AB, which was effective on December 1, 1997, the Company recorded a one-time charge of $52.5 million. The write-off consisted of $36.4 million of in-process research and development and acquisition-related costs, which are included as a separate line in operating expenses, and $16.1 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

OVERVIEW

FLIR Systems, Inc. ("FSI" or the "Company"), founded in 1978, designs, manufactures, and markets thermal imaging and broadcast camera systems worldwide for a wide variety of applications in the commercial and government markets. Thermal imaging systems detect infrared radiation, or heat, emitted directly by all objects and materials and enable the operator to see objects in total darkness, in adverse weather conditions and through obscurants such as smoke and haze. Government applications include public safety (law enforcement and drug interdiction, search and rescue, border patrol and maritime patrol, and environmental protection) and defense (surveillance, reconnaissance and navigation assistance). Commercial applications include electronic news-gathering, non-destructive testing and evaluation, research and development, manufacturing process control, condition monitoring and image analysis.

The Company was profitable in the year ended December 31, 1988 and has reported profitable results for each succeeding year except for 1997 in which the Company reported a loss of $30.6 million due to the inclusion of a one-time $52.5
million acquisition related write-off.   In June 1993, the Company completed an
initial public offering of its stock, which is traded on the Nasdaq National Market System under the symbol "FLIR".

In December 1997, the Company continued to expand the market potential for the growing commercial market as well as the government market by acquiring AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden ("AGEMA Sweden"); AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom ("AGEMA UK"); AGEMA Infrared Systems Ltd., a corporation organized under the laws of Canada ("AGEMA Canada"); and AGEMA Infrared Systems, Inc., a Delaware corporation ("AGEMA USA") (collectively "AGEMA" or the "AGEMA entities"). AGEMA is one the world leaders in the design, manufacture and marketing of handheld infrared cameras for detecting and mapping temperature differences and for non-contact temperature measurements for a wide variety of industrial and research applications. AGEMA's principal executive offices are located just outside Stockholm, Sweden. AGEMA Sweden has three subsidiaries which operate sales and service offices in France, Germany and Italy. Additionally, AGEMA Canada, AGEMA UK and AGEMA USA own and operate sales and service offices in Canada, Great Britain, and the United States, respectively.

The acquisition, which was effective on December 1, 1997, was accomplished through the issuance of 4,162,000 shares of the Company's common stock to AGEMA's parent company, Spectra-Physics AB, also headquartered in Stockholm, in exchange for all the outstanding shares of AGEMA stock. The transaction was accounted for as a purchase and, accordingly, the results of operations of the AGEMA entities for the period from December 1, 1997 through December 31, 1997 are included in the consolidated results of operations.

The acquisition significantly diversifies the Company's product offerings by adding AGEMA's well-regarded commercial handheld thermal imaging products to the Company government and commercial product lines. The acquisition will allow the Company to reduce production costs by focusing commercial handheld product manufacturing at AGEMA's facilities in Stockholm and government and commercial
broadcast product manufacturing in the Company's facilities at Portland.   The
combined entity will benefit from combining AGEMA's product design, packaging and thermographic experience with the Company's image analysis software and stabilized gimbal experience. Finally, the two organizations have highly complementary sales and marketing capabilities and advanced development programs, including the next generation of low cost, "uncooled" infrared technologies.

The year ended December 31, 1997, was also highlighted by new product introductions, including the introduction of the extremely lightweight UltraMedia-RS(TM), a compact camera system that gives small and weight-restricted aircraft the ability to gather high-quality video from long distances; the Tracer(TM), the first industrial imager capable of recording and analyzing long sequences of thermal activity on a real-time basis; the ULTRA 6000(TM), a gyrostabilized dual sensor system that combines state-of-the-art infrared technology and a color video camera to deliver high resolution images under extreme conditions, day or night; and the AGEMA 570(TM), the worlds first handheld uncooled radiometric thermal imaging system.

RESULTS OF OPERATIONS

The following table sets forth for the indicated periods certain items as a percentage of revenue:

                                                                        Year Ended December 31,
                                                     -----------------------------------------------------------
                                                            1997                  1996                 1995
                                                     -----------------      -----------------    -----------------
Revenue:
 Government.......................................          52.8 %                65.1%                67.0%
 Commercial.......................................          47.2                  34.9                 33.0
                                                     -----------------      -----------------    -----------------
  Total revenue...................................         100.0                 100.0                100.0
Cost of goods sold................................          63.8                  46.1                 45.3
                                                     -----------------      -----------------    -----------------
  Gross profit....................................          36.2                  53.9                 54.7
Operating expenses:
 Research and development.........................          12.9                  14.4                 15.5
 Selling and other operating costs................          28.9                  28.8                 29.3
 Combination costs................................          39.7                    --                   --
                                                     -----------------      -----------------    -----------------
  Total operating expenses........................          81.5                  43.2                 44.8
   (Loss) earnings from operations................         (45.3)                 10.7                  9.9
Interest income...................................           0.2                   0.1                  0.5
Interest expense and other........................          (2.3)                 (1.2)                (1.6)
                                                     -----------------      -----------------    -----------------
   (Loss) earnings before income taxes............         (47.4)                  9.6                  8.8
Income tax (benefit) provision....................         (14.0)                  1.9                  1.0
                                                     -----------------      -----------------    -----------------
Net (loss) earnings...............................         (33.4)%                 7.7%                 7.8%
                                                     =================      =================    =================

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

          OVERALL.   The Company's revenue increased 39.0%, from $66.0 million
in 1996 to $91.8 million in 1997. Net earnings, before non-recurring charges associated with the AGEMA acquisition, increased 34.6%, from $5.1 million (or $0.91 per diluted share) in 1996 to $6.9 million (or $1.10 per diluted share) in 1997. After recording the one-time, charge of $52.5 million for costs associated with the AGEMA acquisition, the net loss for 1997 was $30.6 million (or $5.23 per diluted share). The increase in overall revenue and net income, prior to acquisition related write-offs, was primarily due to the continued sales growth of the UltraMedia(TM) for the electronic news-gathering market, continued strong sales of the SAFIRE(TM) night vision system for the government market, continued production and deliveries of handheld thermal imaging systems, higher international sales and a partial-month of contribution from AGEMA operations. These increases were offset in part by an increase in interest expense related to increased short and long-term borrowings, an increase in the effective tax rate and an increase in shares outstanding due to the AGEMA acquisition.

During 1996, the Company's overall revenue increased 31.7%, from $50.1 million in 1995 to $66.0 million in 1996. Net earnings increased 31.7%, from $3.9 million (or $0.70 per diluted share) in 1995 to $5.1 million (or $0.91 per diluted share) in 1996. The increase in overall revenue and net income was primarily due to the inclusion of revenue from the sale of the Company's commercial broadcast products, principally the UltraMedia(TM) which was introduced in April 1996, as well as to increased deliveries of the SAFIRE(TM) night vision system to the federal government, particularly to the U.S. Marine Corps and the U.S. Air Force. Further, the increase in revenue and net income was due to the fact that 1995 government revenue was constrained due to delays in the finalization of several international and domestic contracts and the inclusion, in 1995, of the significant one-time transaction costs associated with the acquisition of Optimas Corporation ("Optimas") in early 1996.

          REVENUE.    Revenue from the sale of night vision systems to the
government market increased 12.9%, from $43.0 million in 1996 to $48.5 million in 1997. This increase was primarily attributable to continued robust sales of the SAFIRE(TM) night vision system and increased deliveries to international customers, which typically have a higher sales price than domestic orders. Additionally, revenue from the sale of products manufactured by the Company's
United Kingdom subsidiary increased during 1997.   Commercial revenue increased
87.7%, from $23.1 million in 1996 to $43.3 million in 1997. This improvement was principally attributable to increased sales of the UltraMedia(TM), the Company's airborne camera system for the electronic news-gathering market, which aggregated $12.2 million in 1997 compared to $6.3 million in 1996; further production and deliveries of the Company's handheld imaging systems, which aggregated $10.9 million in 1997 compared to $4.7 million in 1996; higher international sales; and the partial-month contribution from AGEMA's operations which aggregated $9.4 million.

Revenue in 1996 from the sale of night vision systems to the government market increased 27.9%, from $33.6 million in 1995 to $43.0 million in 1996. This increase was primarily due to increased sales of the SAFIRE(TM) night vision system, principally to the U.S. Marine Corps and the U.S. Air Force. Commercial revenue increased 39.3%, from $16.6 million in 1995 to $23.1 million in 1996. This improvement was principally attributable to the inclusion of revenue from sales of the Company's commercial broadcast products, primarily the UltraMedia(TM) which was introduced in April 1996.

The Company has continued to benefit from its significant investment in developing worldwide sales and distribution channels. The majority of the Company's revenue outside the United States is from Europe. International revenue increased from $21.2 million in 1996 to $43.3 million in 1997 and accounted for approximately 47.2% of the Company's revenue in 1997. This represents an increase from the 32.0% experienced in 1996 and the 46.0% experienced in 1995. The increase in absolute dollars and as a percentage of revenue in 1997 was primarily due to increased shipments under the terms of existing international contracts, decreased shipments to U.S. government customers, principally the U.S. Marine Corps, and the inclusion of a partial month of AGEMA revenue which are primarily international. The Company anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue but may vary modestly from year to year.

          GROSS PROFIT.    As a percentage of revenue, gross profit decreased
from 53.9% in 1996 to 36.2% in 1997, primarily due to the $16.1 million write-off of duplicative inventories related to the AGEMA acquisition which was included in cost of goods sold in 1997. Exclusive of this write-off, gross margin remained relatively consistent at 53.8% for 1997 compared to 53.9% in 1996. The gross margin remained relatively consistent due to an increase in higher margin international sales and a decrease in sales to the U.S. Government which aggregated $19.0 million in 1997 compared to $26.5 million in 1996 and typically have lower margins than other sales to the government market. This increase was mitigated by the increased proportion of sales of the Company's commercial products which typically have slightly lower margins than government products. Gross profit decreased as a percentage of revenue from 54.7% in 1995 to 53.9% in 1996, primarily due to the lower percentage of higher margin international sales in 1996 and increased sales to the U.S. Government.

Gross profit percentages are affected by a variety of factors, including the mix of domestic and international government and commercial sales, the more competitive nature of the commercial market and the impact of competitive bids for significant government contracts.

          RESEARCH AND DEVELOPMENT.    Research and development expense
increased 24.6%, from $9.5 million in 1996 to $11.8 million in 1997, and
increased 21.8%, from $7.8 million in 1995 to $9.5 million in 1996.   As a
percentage of revenue, research and development expense decreased from 14.4% in 1996 to 12.9% in 1997 and decreased from 15.5% in 1995 to 14.4% in 1996. The increase in research and development expense, in absolute dollar terms, was attributable to increased research and development activities related to the introduction of the UltraMedia-RS(TM), the ULTRA 6000(TM) and the Tracer(TM), as well as to on-going product enhancements. Further impacting research and development expense was the reclassification of development costs directly associated with engineering revenue as cost of goods sold rather than research and development expenses. Such costs amounted to $800,000, $200,000 and $425,000 in 1997, 1996 and 1995, respectively. Without these reclassifications, research and development expense as a percentage of revenue would be 13.7%, 14.7% and 16.4% in 1997, 1996 and 1995, respectively, reflecting the fact that a large percentage of research and development expense is fixed in nature.

The general trend in research and development expense reflects the Company's continuing emphasis on product development and new product introductions. With the acquisition of AGEMA, the engineering efforts for handheld thermographic products will be concentrated at AGEMA's Stockholm facility and the engineering efforts for government products and airborne broadcast cameras will be
concentrated at the Company's facilities in Portland.   The Company expects that
research and development expense, in absolute dollars, will increase in 1998 as a result of the inclusion of a full year of AGEMA operations. However, as the Company's revenues increase, and given the large percentage of research and development expense that is fixed in nature, such expenses should continue to decline slightly as a percentage of revenue.

          SELLING AND OTHER OPERATING COSTS. Selling and other operating costs increased 39.7% in 1997 compared to 1996 and increased 29.6% in 1996 compared to 1995, primarily due to costs associated with increased revenue, particularly the increase in international sales, expenses related to the expanded operations of the Company's United Kingdom facility and to increased personnel. Further, the Company has continued to expand and strengthen the direct sales and marketing staff. Selling and other operating costs as a percentage of revenue remained relatively consistent at 28.8% in 1996 and 28.9% in 1997, and decreased slightly from 29.3% in 1995 to 28.8% in 1996. The Company expects that selling and other operating costs will continue to grow in absolute dollar terms in 1998 as a result of the inclusion of a full year of AGEMA operations, further planned sales force increases and anticipated increased marketing efforts and related expenses.

          INTEREST EXPENSE AND OTHER.     Interest expense and other includes
costs related to short-term and long-term debt, capital lease obligations and miscellaneous bank charges and expenses. The increase from $819,000 in 1996 to $2.1 million in 1997 was primarily due to increased short-term and long-term debt as a result of increased working capital needs discussed below. The increase from $795,000 in 1995 ($195,000 exclusive of the one-time costs associated with the acquisition of Optimas) to $819,000 in 1996 was due to the one-time costs associated with the acquisition of Optimas. Such acquisition expenses aggregated approximately $600,000.

          INCOME TAXES.    The Company's effective income tax rates for 1997,
1996 and 1995 were 29.6%, 19.7% and 11.9%, respectively. The effective tax rates were substantially below the statutory rate as the Company was able to realize the benefits of a portion of its net operating loss carryforwards and existing tax credits. Additionally, the Company recognized a net deferred tax asset of $14.7 million, $400,000 and $950,000 in 1997, 1996 and 1995, respectively, under the recognition criteria of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The $14.7 million deferred tax asset recognized in 1997 relates primarily to the $52.5 million write-off in conjunction with the AGEMA acquisition. The current portion of income tax expense consists of state, federal and foreign income taxes, as the utilization of net operating loss carryforwards and existing tax credits was limited.

At December 31, 1997, the Company had net operating loss carryforwards aggregating $9.3 million, which expire in the years 1998 through 2012. Utilization of the Company's acquired net operating loss carryforwards from Optimas is limited to future earnings of Optimas and further limited to approximately $350,000 per year, as Optimas experienced a cumulative change in ownership of more than 50% within a three-year period. Additionally, the Company has various tax credits available aggregating $1.3 million which expire in the years 1999 through 2012.

AGEMA ACQUISITION

Effective December 1, 1997, the Company acquired all of the outstanding shares of AGEMA in exchange for 4,162,000 shares of the Company's common stock with a value of $54.1 million and an additional $1.6 million of direct acquisition costs. AGEMA designs, manufactures and markets handheld infrared imaging
systems for the commercial market.   The results of AGEMA's operations have been
combined with those of the Company since the date of acquisition.

In conjunction with the acquisition, during the quarter ended December 31, 1997, the Company recognized a one-time charge of $52.5 million. The write-off consisted of $36.4 million of in-process research and development and acquisition-related costs, which are included as a separate line in operating expenses, and $16.1 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents on hand of $5.9 million compared with $775,000 at December 31, 1996. Additionally, at December
31, 1997, the Company had $26.6 million drawn on its lines of credit.   Working
capital decreased to $26.6 million at December 31, 1997, from $44.2 million at December 31, 1996. The decrease in working capital was primarily due to the increased utilization of the lines of credit due to increases in accounts receivable discussed below, increase in liabilities assumed related to the AGEMA acquisition and cash required for the expanded operations.

At December 31, 1997, the Company had $55.5 million in accounts receivable outstanding compared to $28.3 million at December 31, 1996. The increase in accounts receivable was primarily due to the addition of receivables related to AGEMA operations and the 39.0% increase in revenue. Days sales outstanding increased from 157 days at December 31, 1996 to 221 days at December 31, 1997. This increase was primarily a result of the acquisition of AGEMA, as the Company acquired all the receivables of AGEMA but has only included its operations from December 1, 1997, through December 31, 1997. Had the Company included the operations of AGEMA for all of 1997, days sales outstanding would have decreased to 150 days. The Company generally experiences long collection cycles due to a variety of factors, including payment terms required by foreign governmental customers as well as payment terms for companies that integrate the Company's products into aircraft for sale to ultimate users. The Company believes that with the inclusion of AGEMA's operations and ongoing collection efforts, days sales outstanding will continue to decline as revenue increases and as commercial revenue, which generally have a shorter collection cycle, continues to become a larger percentage of overall revenue.

At December 31, 1997, the Company had inventories on hand aggregating $34.7
million compared to $33.5 million at December 31, 1996.   The slight increase in
the inventory level was principally due to the inclusion of inventory of AGEMA, an increase in components related to anticipated deliveries of SAFIRE(TM) systems to the U.S. Government and international customers, and an increase in inventories to support deliveries of new products including the UltraMedia(TM), the UltraMedia RS(TM) and the Tracer(TM). These increases were somewhat offset as a result of the $16.1 million write-off of duplicative inventories discussed above. Additionally, inventory levels at the Company's United Kingdom manufacturing operation continue to increase in anticipation of future
deliveries under existing contracts.   Because of the extremely long lead times
for many of the Company's most expensive components, it is necessary to have inventory on hand to meet the required delivery schedule. The Company maintains levels of inventory sufficient to satisfy backlog which the Company considers to be firm and to respond to short term delivery requirements for a majority of its
products.   Management believes its ability to provide prompt deliveries gives the Company a competitive advantage for certain sales. It is expected that the current inventory levels will be maintained or decrease slightly.

The Company has available approximately $35.1 million in lines of credit which bear interest at rates from 4.70% to 7.75% and are collateralized by all assets of the Company. At December 31, 1997, the Company had a balance of $26.6 million drawn on these lines of credit compared to a $6.4 million balance on these lines at December 31, 1996.

The Company believes that its existing cash, cash generated from operations, and available credit facilities together with scheduled collections on existing receivable balances will be sufficient to meet its cash requirements for the foreseeable future.

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

YEAR 2000 ISSUES

As the year 2000 approaches, the Company recognizes the need to ensure its operations and products will not be adversely impacted by Year 2000 software issues. The Company is addressing this via the use of both internal and external resources to conduct a comprehensive review of its computer systems and code internal to the Company products. The Company expects to complete the project on a timely basis to assure the availability and integrity of its financial system and the reliability of its operational systems by the end of 1999. Such work has not had and is not anticipated to have a material effect on the consolidated financial position of the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

This item includes the following financial information:

                                         STATEMENT                                                   Page
--------------------------------------------------------------------------------------------     ------------
Report of Price Waterhouse LLP, Independent Accountants.....................................          19
Consolidated Statement of Operations for the Years Ended December 31, 1997, 1996 and  1995..          20
Consolidated Balance Sheet as of December 31, 1997 and 1996.................................          21
Consolidated Statement of Shareholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995.........................................................          22
Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...          23
Notes to the Consolidated Financial Statements..............................................          24
Quarterly Financial Data (Unaudited)........................................................          36

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of FLIR Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of FLIR Systems, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted
accounting principles.   These financial statements are the responsibility of
the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Portland, Oregon
March 9, 1998

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                     ---------------------------------------------------------
                                                           1997                 1996                 1995
                                                     ---------------      ---------------      ---------------
Revenue:
  Government.....................................         $ 48,483              $42,958              $33,575
  Commercial.....................................           43,288               23,059               16,550
                                                     ---------------      ---------------      ---------------
      Total revenue..............................           91,771               66,017               50,125
Cost of goods sold...............................           58,507               30,415               22,724
Research and development.........................           11,814                9,485                7,786
Selling and other operating costs................           26,551               18,999               14,656
Combination costs................................           36,450                   --                   --
                                                     ---------------      ---------------      ---------------
                                                           133,322               58,899               45,166
    (Loss) earnings from operations..............          (41,551)               7,118                4,959
Interest income..................................              182                   44                  226
Interest expense and other.......................           (2,103)                (819)                (795)
                                                     ---------------      ---------------      ---------------
    (Loss) earnings before income taxes..........          (43,472)               6,343                4,390
Income tax (benefit) provision...................          (12,884)               1,251                  523
                                                     ---------------      ---------------      ---------------

Net (loss) earnings..............................         $(30,588)             $ 5,092              $ 3,867
                                                     ===============      ===============      ===============
Net (loss) earnings per share:
   Basic.........................................         $  (5.23)             $  0.95              $  0.74
                                                     ===============      ===============      ===============
   Diluted.......................................         $  (5.23)             $  0.91              $  0.70
                                                     ===============      ===============      ===============

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except for share data)

                                                    ASSETS
                                                                                              December 31,
                                                                                 -----------------------------------
                                                                                        1997                1996
                                                                                 ---------------     ---------------
Current assets:
 Cash and cash equivalents...................................................           $  5,884             $   775
 Accounts receivable, net....................................................             55,463              28,311
 Inventories.................................................................             34,724              33,513
 Prepaid expenses............................................................              3,516               1,551
                                                                                 ---------------     ---------------
   Total current assets......................................................             99,587              64,150
Property and equipment, net..................................................             18,423               7,137
Software development costs, net..............................................              1,043                 799
Deferred income taxes, net...................................................             16,873               2,200
Intangible assets, net.......................................................             14,013                  --
Other assets.................................................................              3,918                 818
                                                                                 ---------------     ---------------
                                                                                        $153,857             $75,104
                                                                                 ===============     ===============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable...............................................................           $ 26,558             $ 6,365
 Accounts payable............................................................             15,493               7,628
 Accounts payable to related parties.........................................              6,228                 128
 Accrued payroll and other liabilities.......................................             19,105               3,389
 Accrued income taxes........................................................                363               1,073
 Current portion of long-term debt...........................................              5,273               1,377
                                                                                 ---------------     ---------------
   Total current liabilities.................................................             73,020              19,960
Long-term debt...............................................................              1,679               5,173
Pension liability............................................................              3,969                  --
Commitments  and contingencies...............................................                 --                  --

Shareholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   no shares issued at December 31, 1997 or 1996.............................                 --                  --
 Common stock, $0.01 par value, 30,000,000 shares authorized,
   9,756,458 and 5,387,483 shares issued at  December 31, 1997 and 1996,
   respectively..............................................................                 98                  54
 Additional paid-in capital..................................................             97,684              41,833
 (Accumulated deficit) retained earnings.....................................            (22,331)              8,257
 Cumulative foreign translation adjustment...................................               (262)               (173)
                                                                                 ---------------     ---------------
   Total shareholders' equity................................................             75,189              49,971
                                                                                 ---------------     ---------------
                                                                                        $153,857             $75,104
                                                                                 ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                            Preferred Stock              Common Stock
                                    -----------------------------  ---------------------------
                                          Shares       Amount        Shares        Amount
                                    ---------------  ------------  ----------   --------------
                                                          $0.01                       $0.01
Authorized..........................    10,000,000    par value    30,000,000     par value
                                    ===============  ============  ==========   =============

Balance, December 31, 1994..........            --        $  --     5,187,804         $  52
   Net earnings for the year........            --           --            --            --
   Common stock options exercised...            --           --        79,275             1
   Common shares issued.............            --           --        16,286            --
                                    ---------------  ------------  ----------   --------------
Balance, December 31, 1995..........            --           --     5,283,365            53
   Net earnings for the year........            --           --            --            --
   Common stock options exercised...            --           --        70,788             1
   Common shares issued pursuant to
        stock option plans..........            --           --        33,330            --
   Income tax benefit from stock
        options exercised...........            --           --            --            --
   Foreign translation adjustment...            --           --            --            --
                                    ---------------  ------------  ----------   --------------
Balance, December 31, 1996..........            --           --     5,387,483            54
   Net loss for the year............            --           --            --            --
   Common stock options excised.....            --           --       206,975             2
   Common stock issued for
        acquisitions................            --           --     4,162,000            42
   Income tax benefit from stock
       options exercised............            --           --            --            --
   Foreign translation adjustment...            --           --            --            --
                                    ---------------  ------------  ----------   --------------
Balance, December 31, 1997..........            --        $  --     9,756,458         $  98
                                    ===============  ============  ==========   ==============

                                                                      Cumulative
                                    Additional       Retained           Foreign
                                      Paid-in        Earnings         Translation
                                      Capital        (Deficit)         Adjustment        Total
                                    ----------      -----------       ------------     ----------

Authorized..........................

Balance, December 31, 1994..........  $39,812         $   (702)            $   --       $ 39,162
   Net earnings for the year........       --            3,867                 --          3,867
   Common stock options exercised...      363               --                 --            364
   Common shares issued.............       77               --                 --             77
                                    -----------      -----------       ------------     ----------
Balance, December 31, 1995..........   40,252            3,165                 --         43,470
   Net earnings for the year........       --            5,092                 --          5,092
   Common stock options exercised...      587               --                 --            588
   Common shares issued pursuant to
        stock option plans..........      398               --                 --            398
   Income tax benefit from stock
        options exercised...........      596               --                 --            596
   Foreign translation adjustment...       --               --               (173)          (173)
                                    -----------      -----------       ------------     ----------
Balance, December 31, 1996..........   41,833            8,257               (173)        49,971
   Net loss for the year............       --          (30,588)                --        (30,588)
   Common stock options excised.....    1,460               --                 --          1,462
   Common stock issued for
        acquisitions................   54,064               --                 --         54,106
   Income tax benefit from stock
       options exercised............      327               --                 --            327
   Foreign translation adjustment...       --               --                (89)           (89)
                                    -----------      -----------       ------------     ----------
Balance, December 31, 1997..........  $97,684         $(22,331)             $(262)       $75,189
                                    ===========      ===========       ============     ==========


  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                   Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                         1997               1996               1995
                                                                   --------------     --------------     --------------
Cash (used) provided by operating activities:
 Net (loss) earnings...........................................          $(30,588)           $ 5,092            $ 3,867
 Income charges not affecting cash:
  In-process research and development write-off................            33,600                 --                 --
  Depreciation.................................................             2,689              1,972              1,854
  Amortization.................................................               680                481                506
  Disposal and write-offs of property and equipment............               333                239                104
  Deferred income taxes........................................           (13,796)              (400)              (950)
 Changes in certain working capital components, net of effects of acquisition:
  Increase in accounts receivable..............................           (18,210)            (3,413)            (3,847)
  Decrease (increase) in inventories...........................             8,966             (9,847)            (6,762)
  Increase in prepaid expenses.................................               (35)            (1,112)              (106)
  Decrease (increase) in other assets..........................               609               (329)               109
  Increase in accounts payable.................................             4,981              2,151              1,843
  Increase (decrease) in accounts payable to related parties...               976               (145)               (51)
  Increase (decrease) in accrued payroll and other liabilities.             4,446                (58)              (604)
  (Decrease) increase in accrued income taxes..................              (767)               488                133
                                                                   --------------     --------------     --------------
Cash used by operating activities..............................            (6,116)            (4,881)            (3,904)
                                                                   --------------     --------------     --------------
Cash used by investing activities:
 Additions to property and equipment...........................           (10,843)            (5,526)            (2,987)
 Net cash acquired from Agema..................................               805                 --                 --
 Software development costs....................................              (703)              (630)              (599)
                                                                   --------------     --------------     --------------
Cash used by investing activities..............................           (10,741)            (6,156)            (3,586)
                                                                   --------------     --------------     --------------
Cash provided by financing activities:
 Net increase in notes payable.................................            19,971              4,309              2,056
 Proceeds from long-term debt..................................               995              5,817                572
 Repayments of long-term debt including current portion........              (593)              (877)              (608)
 Common stock issued...........................................                --                 --                 77
 Reduction of pension liability................................              (107)                --                 --
 Proceeds from exercise of stock options and shares issued
   pursuant to incentive stock option plans, including
   tax benefit.................................................             1,789              1,582                364
                                                                   --------------     --------------     --------------
Cash provided by financing activities..........................            22,055             10,831              2,461
                                                                   --------------     --------------     --------------
Effect of exchange rate changes on cash........................               (89)              (173)                --
                                                                   --------------     --------------     --------------

Net increase (decrease) in cash................................             5,109               (379)            (5,029)
Cash and cash equivalents, beginning of year...................               775              1,154              6,183
                                                                   --------------     --------------     --------------
Cash and cash equivalents, end of year.........................          $  5,884            $   775            $ 1,154
                                                                   ==============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------

The Company designs, manufactures, and markets thermal imaging and broadcast camera systems worldwide for a wide variety of applications in the government and commercial markets. Thermal imaging systems detect infrared radiation, or heat, emitted directly by all objects and materials and enable the operator to see objects in total darkness, in adverse weather conditions and through obscurants such as smoke and haze. Government applications include public safety (law enforcement and drug interdiction, search and rescue, border patrol and maritime patrol, and environmental protection) and defense (surveillance, reconnaissance and navigation assistance). Commercial applications include electronic news-gathering, non-destructive testing and evaluation, research and development, manufacturing process control, condition monitoring and image analysis.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recognition of revenue
----------------------

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

Foreign currency translation
----------------------------

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average monthly rates of exchange. The resultant translation adjustments are included in the cumulative foreign translation adjustment, a separate component of shareholders' equity. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Cash and cash equivalents
-------------------------

The Company considers short-term investments which are highly liquid, readily convertible into cash and have original maturities of less than three months to
be cash equivalents for purposes of the statement of cash flows.   The Company
generally invests its excess cash in investment grade, short-term commercial paper which is held to maturity. At December 31, 1997, the Company did not hold any short-term investments.

Inventories
-----------

Inventories are stated at the lower of average cost or market.

----------------------------------------------------------------------------

Property and equipment
----------------------

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Such lives range from two to ten years.

Repairs and maintenance are charged to operations as incurred.

Software development costs
--------------------------

The Company capitalizes software development costs when a project reaches technological feasibility and ceases capitalization once the related product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. Software development costs are amortized at the greater of (a) the ratio of number of units shipped to the current and anticipated future units to be shipped or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the estimated economic life is three years.

Income taxes
------------

The Company utilizes the liability method as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" (see Note
3).

Earnings per share
------------------

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed
using the treasury stock method for stock options.    In 1997, the Company
adopted Statement of Financial Accounting Standards No. 128, "Earnings per
Share."   The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted (loss) earnings per share (in thousands):

                                                                              December 31,
                                                          ---------------------------------------------------
                                                                1997              1996              1995
                                                          ---------------   ---------------   ---------------
Weighted average number of common shares
   outstanding.........................................         5,843             5,361             5,246
Assumed exercise of stock options net of
   shares assumed reacquired under the treasury
   stock method........................................            --               263               277
                                                          ---------------   ---------------   ---------------
Diluted shares outstanding.............................         5,843             5,624             5,523
                                                          ===============   ===============   ===============

The effect of stock options in 1997 of 388,000 shares was excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

----------------------------------------------------------------------------

Statement of cash flows
-----------------------

Cash paid for interest and income taxes amounted to the following (in thousands):

                                                                     Year ended December 31,
                                                   ---------------------------------------------------------
                                                          1997                1996                1995
                                                   -----------------   -----------------   -----------------
Cash paid for:
   Interest.....................................         $1,508               $ 782              $  133
   Taxes........................................         $1,549               $ 763              $1,340

The non-cash portion of the AGEMA acquisition was excluded from the statement of cash flows. (see Note 17).

Fair value of financial assets and liabilities
----------------------------------------------

The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximates fair value as of December 31, 1997, except for the patent note
described in Note 9.   Interest has been imputed on the patent note at 14% which
exceeds the current market rate for this type of note. Therefore, the fair value of this note is estimated to be approximately $16,000 in excess of its recorded value at December 31, 1997.

Stock-based compensation
------------------------

The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", effective January 1, 1996. SFAS 123 allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method described in SFAS 123. The Company elected to continue to follow the provisions of APB 25 (see Note 13).

Concentration of credit risk
----------------------------

Financial instruments that potentially subject the Company to concentration of
credit risk consist primarily of trade receivables.   Concentration of credit
risk with respect to trade receivables is limited because a relatively large number of geographically diverse customers make up the Company's customer base, thus diversifying the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary.

Certain risks and uncertainties
-------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets. Actual results could differ from those estimates.

----------------------------------------------------------------------------

Recent accounting pronouncements
--------------------------------

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting of Comprehensive Income." Additionally in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments
of an Enterprise and Related Information."   Both these items require certain
additional disclosures about the Company's operations and historical operations. The Company plans to adopt SFAS 130 and SFAS 131 in 1998, however, management believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

NOTE 2 - OTHER OPERATING COSTS:
------------------------------

Selling and other operating costs consist of the following (in thousands):

                                                                        Year ended December 31,
                                                         ---------------------------------------------------
                                                               1997              1996              1995
                                                         ---------------   ---------------   ---------------
Representative commissions............................       $ 3,371           $ 1,587           $ 2,390
Allowance for doubtful accounts.......................           839             1,260                55
Other selling, general and administrative expenses....        22,341            16,152            12,211
                                                         ---------------   ---------------   ---------------
                                                             $26,551           $18,999           $14,656
                                                         ===============   ===============   ===============

NOTE 3 - INCOME TAXES:
---------------------

SFAS 109 requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events and basis differences that have been recognized in the Company's financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The (benefit) provision for income taxes is as follows (in thousands):

                                                                          Year ended December 31,
                                                         ------------------------------------------------------
                                                                1997               1996                1995
                                                         ---------------    ----------------    ---------------
Current tax expense:
   Federal............................................       $    377             $ 1,361             $1,210
   State..............................................             --                 290                263
   Foreign............................................            538                  --                 --
                                                         ---------------    ----------------    ---------------
                                                                  915               1,651              1,473
                                                         ---------------    ----------------    ---------------
Deferred tax (benefit) expense:
   Federal............................................        (16,566)                675               (146)
   State..............................................         (1,817)                144                (15
   Foreign............................................            478                  --                 --
                                                         ---------------    ----------------    ---------------
                                                              (17,905)                819               (161)
                                                         ---------------    ----------------    ---------------
Increase (decrease) in valuation allowance............          4,106              (1,219)              (789)
                                                         ---------------    ----------------    ---------------
Total (benefit) provision.............................       $(12,884)            $ 1,251             $  523
                                                         ===============    ================    ===============

------------------------------------

Deferred tax assets are composed of the following components (in thousands):

                                                                                     December 31,
                                                                     -----------------------------------------
                                                                            1997                   1996
                                                                     ------------------    -------------------
Allowance for doubtful accounts...................................         $   759                $   679
Warranty reserve..................................................             392                    347
Inventory basis differences.......................................           2,841                    665
Accrued liabilities...............................................           1,841                    324
Acquired in-process research and development......................          12,768                     --
Depreciation......................................................            (196)                    75
Software development costs........................................            (396)                  (325)
Net operating loss carryforwards..................................           3,358                  1,870
Credit carryforwards..............................................           1,334                    771
Other.............................................................           1,061                    577
                                                                     ------------------    -------------------
Gross deferred tax asset..........................................          23,762                  4,983
Deferred tax asset valuation allowance............................          (6,889)                (2,783)
                                                                     ------------------    -------------------
                                                                           $16,873                $ 2,200
                                                                     ==================    ===================

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                         Year ended December 31,
                                                         -----------------------------------------------------
                                                                1997               1996               1995
                                                         ---------------    ---------------    ---------------
Statutory federal tax rate............................         (34.0)%              34.0%              34.0%
Increase (decrease) in rates resulting from:
State taxes...........................................          (4.2)                4.5                6.0
Utilization of net operating loss carryforwards.......            --                  --              (15.0)
Foreign sales corporation benefit.....................          (2.7)               (3.2)              (7.6)
Utilization of research and development credits.......            --               (11.3)              (0.8)
Increase in valuation allowance.......................           9.5                (6.3)             (21.6)
Alternative minimum tax...............................            --                  --               16.1
Other.................................................           1.8                 2.0                0.8
                                                         ---------------    ---------------    ---------------
Effective tax rate....................................         (29.6)%              19.7%              11.9%
                                                         ===============    ===============    ===============

As of December 31, 1997, the Company's net operating loss carryforwards aggregated $9,267,000 and expire in the years 1998 through 2012. Utilization of the Company's acquired net operating loss carryforwards from Optimas is limited to future earnings of Optimas and are further limited to approximately $350,000 per year, as Optimas has experienced a cumulative change in ownership of more than 50% within a three-year period. In addition, the Company has various tax credits available aggregating $1,334,000 at December 31, 1997, which expire in the years 1999 through 2012.

NOTE 4 - ACCOUNTS RECEIVABLE:
-----------------------------

Accounts receivable are net of an allowance for doubtful accounts of $2,483,000 and $1,671,000 at December 31, 1997 and 1996, respectively.

NOTE 5 - INVENTORIES:
--------------------

Inventories consist of the following (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1997                 1996
                                                                     -----------------    -----------------
   Raw material and subassemblies.................................         $26,631              $23,855
   Work-in-progress...............................................           9,995                8,171
   Finished goods.................................................             894                1,494
                                                                     -----------------    -----------------
                                                                            37,520               33,520
   Less - progress payments received from customers...............          (2,796)                  (7)
                                                                     -----------------    -----------------
                                                                           $34,724              $33,513
                                                                     =================    =================

NOTE 6 - PROPERTY AND EQUIPMENT:
--------------------------------

Property and equipment are summarized as follows (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1997                 1996
                                                                     -----------------    -----------------
   Land and building..............................................         $    464              $    --
   Machinery and equipment........................................           24,859                8,445
   Office equipment and other.....................................            9,672                5,382
                                                                     -----------------    -----------------
                                                                             34,995               13,827
   Less - accumulated depreciation................................          (16,572)              (6,690)
                                                                     -----------------    -----------------
                                                                            $18,423              $ 7,137
                                                                     =================    =================

Property and equipment include the cost of equipment held by the Company under capital lease agreements. Such cost and related accumulated depreciation aggregated $3,674,000 and $1,939,000, respectively, at December 31, 1997, and $2,724,000 and $1,336,000, respectively, at December 31, 1996.

NOTE 7 - SOFTWARE DEVELOPMENT COSTS:
------------------------------------

Software development costs are summarized as follows (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1997                 1996
                                                                     -----------------    -----------------
   Software development costs.....................................         $ 2,236               $1,533
   Less - accumulated amortization................................          (1,193)                (734)
                                                                     -----------------    -----------------
                                                                           $ 1,043               $  799
                                                                     =================    =================

Amortization of capitalized software costs aggregated $459,000, $300,000 and $393,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8 - NOTES PAYABLE:
----------------------

The Company has a $30,000,000 line of credit bearing interest at the IBOR plus 1.75% (7.75% at December 31, 1997) secured by all assets of the Company. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kroner (approximately $5,040,000) line of credit at 4.70% at December 31, 1997. At December 31, 1997 and 1996, the Company had $26,558,000 and
$6,365,000, respectively, outstanding against these lines.


NOTE 9 - LONG-TERM DEBT:
-----------------------

Long-term debt at December 31 is summarized as follows (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1997                 1996
                                                                     -----------------    -----------------
   Note payable - patent..........................................          $   206              $   294
   Note payable to bank; 7.75% interest rate.  Payable in
     monthly installments of $123, due June 1, 1998,
     secured by all assets of the Company.........................            4,609                4,663
   Capital leases.................................................            2,137                1,593
                                                                     -----------------    -----------------
                                                                              6,952                6,550
   Less - current portion.........................................           (5,273)              (1,377)
                                                                     -----------------    -----------------
                                                                            $ 1,679              $ 5,173
                                                                     =================    =================

The patent note calls for annual payments through 1999 of $70,000 plus an adjustment for changes in the Consumer Price Index. Because the note did not include a stated interest rate, interest has been imputed at a rate of 14%. The Consumer Price Index was estimated assuming an average increase of 5% per year. Payments of $116,000, $115,000 and $112,000 were made in the years ended
December 31, 1997, 1996 and 1995, respectively.   The related patent was
capitalized based on the present value, at inception, of the patent note of
$683,000.    The patent was fully amortized as of December 31, 1990.

NOTE 10 - PENSION PLANS:
-----------------------

As a result of the AGEMA acquisition (See Note 17), the Company now offers most of the employees outside the United States participation in defined benefit pension plans.

A summary of the components of the net periodic pension expense for the defined benefit plan for employees in Sweden was as follows (in thousands):

                                                                                    1997
                                                                             -----------------
Service costs benefit earned for December 1997..........................           $  --
Interest cost on projected benefit obligation...........................              17
Amortization of actuarial gain..........................................              --
Amortization of remaining transition obligation.........................              (3)
                                                                             -----------------
Net pension costs.......................................................           $  14
                                                                             =================

-----------------------------------

A summary of the funded status of the pension plan in Sweden and the net pension liability is as follows (in thousands):

                                                                        December 31
                                                                   -------------------
                                                                           1997
                                                                   -------------------
Accumulated vested benefit obligations..........................          $3,421
                                                                   -------------------
Projected benefit obligation....................................           3,421
Plan assets at fair value.......................................              --
                                                                   -------------------
Projected benefit obligation in excess of plan assets...........           3,421
Unrecognized actuarial gain.....................................              90
Unrecognized transition obligation..............................             458
                                                                   -------------------
Pension liability...............................................          $3,969
                                                                   ===================

Assumptions used for the defined benefit pension plans were as follows:

                                                                 1997
                                                           ---------------
Weighted average discount rate..........................         6.00%
Rates of increase in compensation levels................         3.00%
Inflation rate..........................................         2.00%

NOTE 11  COMMITMENTS AND CONTINGENCIES:
--------------------------------------

The Company leases its primary facilities under various operating leases which expire in 1998 through 2003. Total rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,940,000, $1,471,000 and $871,000, respectively.

Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 1997 are as follows (in thousands):

                                                                Capital             Operating
                                                                leases               leases
                                                            ---------------      ---------------
   1998.....................................................     $  732               $2,520
   1999.....................................................        610                2,302
   2000.....................................................        499                1,937
   2001.....................................................        427                  892
   2002.....................................................        197                   37
                                                            ---------------      ---------------
Total minimum lease payments................................      2,465               $7,688
                                                                                 ===============
Less amount representing interest...........................       (328)
                                                            ---------------
Present value of lease payments.............................     $2,137
                                                            ===============

The Company has a 401(k) Savings and Retirement Plan (the "Plan") to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company recorded matching contributions of $511,000, $533,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 12 - CAPITAL STOCK:
-----------------------

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

Under the 1992 incentive stock plan, 430,000 shares of common stock were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achievement of specified performance goals. Shares granted in 1997 and 1996 aggregated 115,000 and 100,000 shares, respectively. Of the shares granted, 115,000 and 33,330 shares were earned in 1997 and 1996, respectively, based upon achievement of specified performance goals. Shares granted which are not issued lapse and cease to be subject to the award. Compensation expense related to these awards, in the amounts of $1,747,000 and $398,000 was recorded in 1997 and 1996, respectively, and is included in selling and other operating costs. At December 31, 1997, there were 215,000 shares available for future awards.

NOTE 13  STOCK OPTIONS:
-----------------------

The Company has elected to account for its stock based compensation under APB 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during 1997, 1996 and 1995 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1997, 1996 and 1995 were a risk-free interest rate of 6.0%, 5.2% and 7.7%, respectively, an expected dividend yield of 0%, 0% and 0%, respectively, an expected life of three years, and an expected volatility of 40.2%, 22.7% and 23.9%, respectively.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1997, 1996 and 1995, the total value of the options granted was computed to be $1,879,000, $819,000 and $1,200,000, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net earnings and pro forma net earnings per share would have been as follows (in thousands, except per share data):

                                                                      Year Ended December 31,
                                                       ----------------------------------------------------
                                                             1997               1996              1995
                                                       ---------------    ---------------   ---------------
Net (loss) earnings - as reported...................       $(30,588)            $5,092            $3,867
Net (loss) earnings - pro forma.....................       $(31,353)            $4,593            $3,578
(Loss) earnings per share:
     Basic - as reported............................       $  (5.23)            $ 0.95            $ 0.74
     Diluted - as reported..........................       $  (5.23)            $ 0.91            $ 0.70
(Loss) earnings per share:
     Basic - pro forma..............................       $  (5.37)            $ 0.86            $ 0.68
     Diluted - pro forma............................       $  (5.37)            $ 0.82            $ 0.65

The effects of applying SFAS 123 for providing pro forma disclosure for 1997, 1996 and 1995 are not likely to be representative of the effects on reported net earnings and earnings per share for future years since options vest over several years and additional awards may be made.

-----------------------------------

The table below summarizes the Company's stock option activity:

                                                                                         Weighted Average
                                                                  Shares                  Exercise Price
                                                         ----------------------      ----------------------
Balance at December 31, 1994........................             611,413                      $ 7.16
Granted.............................................             361,500                       12.76
Exercised...........................................             (79,275)                       5.85
Terminated..........................................             (65,067)                      11.25
                                                         ----------------------      ----------------------
Balance at December 31, 1995........................             828,571                        9.41
Granted.............................................             331,000                       11.07
Exercised...........................................             (70,788)                       8.41
Terminated..........................................             (27,757)                      11.56
                                                         ----------------------      ----------------------
Balance at December 31, 1996........................           1,061,026                        9.94
Granted.............................................             361,500                       15.38
Exercised...........................................            (206,975)                       7.97
Terminated..........................................             (92,378)                      11.41
                                                         ----------------------      ----------------------
Balance at December 31, 1997........................           1,123,173                      $11.96
                                                         ======================      ======================

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and the remaining contractual lives by group of similar price and grant dates:

                                                                                               Weighted Average
                                                                        Weighted Average           Remaining
          Exercise Price Range                  Number of Shares         Exercise Price        Contractual Life
 -----------------------------------------     -------------------     -------------------     -------------------
              $1.63 - $5.23                           145,349                  $ 4.76                     3.3
             $9.13 - $13.75                           799,824                   12.07                     7.7
             $14.00 - $20.63                          178,000                   17.31                     9.2
                                               -------------------     -------------------     -------------------
                                                    1,123,173                  $11.96                     7.4
                                               ===================     ===================     ===================

Options exercisable at December 31, 1997, totaled 565,547 shares at a weighted average exercise price of $10.10. Options available for grant at December 31, 1997 totaled 1,021,322 shares.

NOTE 14  LONG-TERM CONTRACTS:
----------------------------

During 1994, the Company entered into a long-term research and development contract with a consortium of companies to develop an Autonomous Landing Guidance System for commercial and military aircraft as part of the U.S.
Government's Technology Reinvestment Program.   The Company's portion of this
contract aggregated $650,000.   In April 1995, the Company was awarded an
additional $900,000 under this contract for the second phase of the development. Revenue from this contract aggregated $0, $416,000 and $896,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and are included in revenue. Costs associated with this contract aggregated $0, $200,000 and $425,000 in 1997, 1996 and 1995, respectively, and are included in cost of goods sold. Outstanding billings at December 31, 1997 and 1996 aggregated $0 and $35,000, respectively, and were included in accounts receivable.

NOTE 15 - RELATED PARTY TRANSACTIONS:
------------------------------------

The Company and Hughes Aircraft Company are related parties resulting from Hughes' stock interest in the Company. The Company purchases inventory parts from Hughes and its subsidiaries. During the years ended December 31, 1997, 1996 and 1995, the Company purchased parts aggregating $2,243,000, $1,670,000 and $1,320,000, respectively, from Hughes and its subsidiaries. As of December 31, 1997 and 1996, the Company owed Hughes $1,243,000 and $128,000,
respectively.   Sales of the Company's products to Hughes and its affiliates amounted to $34,000, $103,000 and $320,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

As a result of the AGEMA acquisition (see Note 17), Spectra-Physics AB and subsidiaries ("Spectra") are related parties as a result of Spectra's stock
interest in the Company.   At December 31, 1997, the Company owed Spectra
$4,985,000 which is payable in full on June 30, 1998.

NOTE 16 - EXPORT SALES AND MAJOR CUSTOMERS:
------------------------------------------

Export sales and sales to major customers are as follows (in thousands):

                                                                        Year ended December 31,
                                                         ---------------------------------------------------
                                                               1997              1996              1995
                                                         ---------------   ---------------   ---------------
United States.........................................        $48,462           $44,865           $27,062
Europe................................................         24,008            14,883            15,872
Other foreign.........................................         19,301             6,269             7,191
                                                         ---------------   ---------------   ---------------
                                                              $91,771           $66,017           $50,125
                                                         ===============   ===============   ===============
Major Customers:
  U.S. Government.....................................        $18,983           $26,469           $15,686
                                                         ===============   ===============   ===============

NOTE 17  AGEMA ACQUISITION:
---------------------------

Effective December 1, 1997, the Company acquired all of the outstanding shares of AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden, AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom, AGEMA Infrared Systems Ltd., a corporation organized under the laws of Canada and AGEMA Infrared Systems, Inc., a Delaware corporation ("AGEMA") in exchange for 4,162,000 shares of the Company's common stock with a value of $54,106,000. An additional $1,559,000 of direct acquisition costs were also incurred and included in the purchase prices. AGEMA designs, manufactures
and markets handheld infrared imaging systems for the commercial market.   The
results of AGEMA's operations have been combined with those of the Company since the date of acquisition.

----------------------------------------

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based upon their estimated fair values as follows (in thousands):

                                                                                    Balance at
                                                                                  December 1,1997
                                                                             -----------------------
Current assets..........................................................              $ 23,413
Property and equipment..................................................                 3,590
Other long-term assets..................................................                 1,599
In process research and development.....................................                33,600
Intangibles.............................................................                 3,600
Excess of purchase price over net assets acquired.......................                14,092
Current liabilities.....................................................               (20,153)
Long-term liabilities...................................................                (4,076)
                                                                             -----------------------
                                                                                      $ 55,665
                                                                             =======================

The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 15 years. Amortization of such excess of purchase price over the net assets acquired aggregated $79,000 for 1997 and is included in selling and other operating costs.

The consolidated, unaudited results of operations, on a pro forma basis, are presented as though the acquisition of AGEMA had occurred on January 1, 1996, excluding one-time charges for acquired in-process research and development, acquisition related costs and duplicative inventories (in thousands, except per share data).

                                                                  1997               1996
                                                           ----------------   ----------------
                                                                        (Unaudited)
Revenue.................................................        $134,825           $114,418
Net earnings............................................        $  7,122           $  1,888
Earnings per share:
   Basic................................................        $   0.74           $   0.20
   Diluted..............................................        $   0.71           $   0.19

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense of the excess of purchase price over net assets acquired and other intangible assets. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996, or of future results of operations of the consolidated entities.

For the purposes of this pro-forma presentation, amounts were translated at an average rate of 7.60 and 6.71 Swedish Kroner to the U.S. dollar for 1997 and 1996, respectively.

In conjunction with the acquisition, during the quarter ended December 31, 1997, the Company recognized a one-time charge of $52,549,000. The write-off consisted of $36,450,000 of acquired in-process research and development and acquisition-related costs, which are included as a separate line in operating expenses, and $16,099,000 of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR Systems, Inc.

                                               FIRST             SECOND            THIRD              FOURTH
                                              QUARTER           QUARTER           QUARTER            QUARTER             YEAR
                                          --------------    --------------    --------------    ---------------     ---------------
                                                                     (In thousands, except per share data)
1997
--------------------------------------
Revenue:
  Government..........................        $ 8,403           $10,976           $12,946           $ 16,158            $ 48,483
  Commercial..........................          7,418             8,963            10,969             15,938              43,288
                                          --------------    --------------    --------------    ---------------     ---------------
    Total revenue.....................         15,821            19,939            23,915             32,096              91,771
Gross profit..........................          8,292            10,944            12,785              1,243              33,264
Net (loss) earnings...................             91             1,450             2,437            (34,566)            (30,588)
Net (loss) earnings per share:
   Basic..............................        $  0.02           $  0.26           $  0.44           $  (4.96)           $  (5.23)*
   Diluted............................        $  0.02           $  0.25           $  0.41           $  (4.96)           $  (5.23)*

1996
--------------------------------------
Revenue:
  Government..........................        $ 6,479           $ 9,991           $11,913           $ 14,575            $ 42,958
  Commercial..........................          4,757             5,138             6,025              7,139              23,059
                                          --------------    --------------    --------------    ---------------     ---------------
    Total revenue.....................         11,236            15,129            17,938             21,714              66,017
Gross profit..........................          5,992             7,743             9,626             12,241              35,602
Net earnings..........................             56             1,106             2,121              1,809               5,092
Net earnings per share:
   Basic..............................        $  0.01           $  0.21           $  0.39           $   0.34            $   0.95
   Diluted............................        $  0.01           $  0.20           $  0.38           $   0.32            $   0.91

--------------------
* - The sum of the quarterly (loss) earnings per share does not the equal annual loss per share as a result of the computation of quarterly versus annual average shares outstanding primarily related to the shares issued on December 1, 1997, related to the Agema acquisition.

SIGNIFICANT FOURTH QUARTER ADJUSTMENT:
--------------------------------------

During the quarter ended December 31, 1997, the Company increased the reserve for doubtful accounts by $800,000 primarily related to commercial customers in Southeast Asia.

Additionally, during the quarter ended December 31, 1997, the Company recorded a one-time charge of $52.5 million associated with the acquisition of AGEMA which was effective December 1, 1997. The write-off consisted of $36.4 million of in-process research and development and merger-related costs, which are included as a separate line in operating expense, and $16.1 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

Item 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         --------------------------------------------------------------
         FINANCIAL DISCLOSURES.
         ---------------------

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

Information with respect to directors and executive officers of the Company is included under "Election of Directors," "Management -- Executive Officers" and "Section 16 Reports" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management is included under "Stock Owned by Management and Principal Shareholders" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

The Company purchases inventory parts from Hughes and its subsidiaries. During the years ended December 31, 1997, 1996 and 1995, the Company purchased parts aggregating $2,243,000, $1,670,000 and $1,320,000, respectively, from Hughes and its subsidiaries. As of December 31, 1997 and 1996, the Company owed Hughes
$1,243,000 and $128,000, respectively.   Sales of the Company's products to
Hughes and its affiliates amounted to $34,000, $103,000 and $320,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

As a result of the AGEMA acquisition, Spectra-Physics AB and subsidiaries ("Spectra") are related parties as a result of Spectra's stock interest in the
Company.   At December 31, 1997, the Company owed Spectra $4,985,000 which is payable in full on June 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.
          --------------------------------------------

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

(a)(3) EXHIBITS

     Number                                             Description
     ------                                             -----------
        3.1       Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582))
        3.2       First Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to
                  Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-62582))
       10.1       Form of Indemnity Agreement between FLIR Systems, Inc. and each member of  its
                  Board of Directors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-62582))
       10.2       1984 Incentive Stock Option Plan and Amendments (incorporated by reference to Exhibit
                  10.2 to Registration Statement on Form S-1 (File No. 33-62582))
       10.3       1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration
                  Statement on Form S-1 (File No. 33-62582))
       10.4       1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit
                  10.4 to Registration Statement on Form S-1 (File No. 33-62582))
       10.5       Description of Management Bonus Plan (incorporated by reference to Exhibit 10.5 to
                  Registration Statement on Form S-1 (File No. 33-62582))
       10.6       Lease Dated February 11, 1985, as amended, by and among FLIR Systems, Inc. and
                  Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.6 to
                  Registration Statement on Form S-1 (File No. 33-62582))
       10.7       Form of Registration Rights Agreement dated as of May 12, 1993 by and among FLIR
                  Systems, Inc., Louisiana Pacific Venture Corp. and Hughes Aircraft Company
                  (incorporated by reference to Exhibit 10.8 to Registration on Form S-1
                  (File No. 33-62582))
       10.8       Amendments to the Lease dated February 11, 1985, by and among FLIR Systems, Inc.
                  and Pacific Realty Association, L.P.
       10.9       Business Loan Agreement with Bank of America NT & SA
       10.10      Amendment No. 2 to Business Loan Agreement with Bank of America NT & SA
       10.11      Security Agreement with Bank of America NT & SA
       10.12      Combination Agreement, Dated October 6, 1997, Among FLIR Systems, Inc., Spectra-Physics
                  AB, Spectra-Physics Holding S.A., Spectra-Physics Holdings GmbH, Spectra-Physics
                  Holdings PLC, and Pharos Holdings, Inc. (incorporated by reference to Exhibit 2.0 to
                  Current Report on Form 8-K filed on October 24, 1997)
       10.13      Form of Executive Employment Agreement dated as of May 5, 1997 (Robert P. Daltry and
                  J. Kenneth Stringer III) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 24, 1997)
       10.14      Form of Executive Employment Agreement dated as of May 5, 1997 (James A. Fitzhenry,
                  J. Mark Samper, William N. Martin and Steven R. Palmquist) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 24, 1997)
       10.15      Form of Agreement Amending Executive Employment Agreement dated as of December 1, 1997 for Robert P. Daltry, J. Kenneth Stringer III, James A. Fitzhenry, J. Mark Samper,
                  William N. Martin and Steven R. Palmquist (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 15, 1997)
       10.16      Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems,
                  Inc., Spectra-Physics AB, Spectra Physics Holdings PLC and Pharos Holdings
                  (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on
                  December 15, 1997)
       10.17      Amendment to Registration Rights Agreement dated as of December 1, 1997 by and among
                  FLIR Systems, Inc. and HE Holdings (formerly Hughes Aircraft Company) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on December 15, 1997)
       21.0       Subsidiaries of FLIR Systems, Inc.
       23.0       Consent of Price Waterhouse LLP
       27.0       Financial Data Schedule

(b) During the quarter ended December 31, 1997, the Company filed two Current Reports on Form 8-K including the following:

     1) On October 24, 1997, the Company filed a Current Report on Form 8-K reporting that the Company had entered into a Combination agreement dated October 6, 1997 with Spectra-Physics AB, Spectra-Physics Holdings S.A., Spectra-Physics Holdings GmbH, Spectra-Physics Holding plc, and Pharos Holdings, Inc. The Combination Agreement provided for the acquisition by the Company of all the outstanding shares of capital stock of AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden, AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom, AGEMA Infrared Systems Ltd., a corporation organized under the laws of Canada and AGMEA Infrared Systems, Inc., a Delaware corporation in exchange for a total of 4,162,000 shares of the Company's common stock.

     2) On December 15, 1997, the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of AGEMA Infrared Systems AB, AGEMA Infrared Systems Limited, AGEMA Infrared Systems, Ltd. and AGEMA Infrared Systems, Inc. The Form 8-K stated that all financial statements required to be filed were included in the Company's Proxy Statement dated November 10, 1997 as filed with the Securities and Exchange Commission on November 12, 1997.

(c)  See (a)(3) above.

(d)  See (a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

                              THE FLIR SYSTEMS, INC.
                              (Registrant)

                              By              /s/ J. Mark Samper
                                  ----------------------------------------------
                                  J. Mark Samper
                                  Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 1998.

               Signature                                        Title
               ---------                                        -----

                                               Chairman of the Board of Directors and
                                               Chief Executive Officer (Principal
        /s/   ROBERT P. DALTRY                 Executive Officer)
---------------------------------------
              Robert P. Daltry

         /s/ LEIF BERGSTROM                    Vice Chairman
---------------------------------------
             Leif Bergstrom

                                               Director, President and Chief
     /s/  J. KENNETH STRINGER III              Operating Officer
---------------------------------------
          J. Kenneth Stringer III
                                               Vice President of Finance and Chief
                                               Financial Officer (Principal
          /s/ J. MARK SAMPER                   Accounting and Financial Officer)
---------------------------------------
              J. Mark Samper

        /s/ PATRICK L. EDSELL                  Director
---------------------------------------
            Patrick L. Edsell

         /s/  JOHN C. HART                     Director
---------------------------------------
              John C. Hart

        /s/  EGON LINDEROTH                    Director
---------------------------------------
             Egon Linderoth

        /s/  W. ALLEN REED                     Director
---------------------------------------
             W. Allen Reed

        /s/ LARS SPONGBERG                     Director
---------------------------------------
             Lars Spongberg

       /s/  RONALD L. TURNER                   Director
---------------------------------------
            Ronald L. Turner

                                                                     SCHEDULE II


                              FLIR SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

               COLUMN A                      COLUMN B                  COLUMN C                  COLUMN D          COLUMN E
--------------------------------------   --------------   --------------------------------   --------------    --------------
                                                                      Additions
                                                          --------------------------------
                                                                                Charged
                                            Balance at       Charges to         To Other        Write-offs         Balance
                                            Beginning         Costs and         Accounts          Net of          at the End
                                           of the Year         Expense         Described        Recoveries       Of the Year
                                         --------------   --------------    --------------   --------------    --------------
Year ended December 31, 1997
  Allowance for Doubtful Accounts                $1,671          $   839              $434           $ (461)           $2,483
                                         ==============   ==============    ==============   ==============    ==============
  Allowance for Deferred Tax Assets              $2,783          $ 4,106                $0            $   0            $6,889
                                         ==============   ==============    ==============   ==============    ==============
Year ended December 31, 1996
  Allowance for Doubtful Accounts                $  743          $ 1,260                $0            $(332)           $1,671
                                         ==============   ==============    ==============   ==============    ==============
  Allowance for Deferred Tax Assets              $4,002          $(1,219)               $0            $   0            $2,783
                                         ==============   ==============    ==============   ==============    ==============
Year ended December 31, 1995
  Allowance for Doubtful Accounts                $  800          $    55                $0            $(112)           $  743
                                         ==============   ==============    ==============   ==============    ==============
  Allowance for Deferred Tax Assets              $4,791          $  (789)               $0            $   0            $4,002
                                         ==============   ==============    ==============   ==============    ==============

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
FLIR Systems, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 9, 1998 appearing on page 19 on this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Portland, Oregon
March 9, 1998