Form 10-Q
period 1998-03-31
FLIR SYSTEMS INC
filed 1998-05-15
CIK 354908

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q
                               __________________

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
                               __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                              ----   ----

At March 31, 1998, there were 9,875,165 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR SYSTEMS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION




Item 1.             Financial Statements

                    Consolidated Statement of Operations -- Three Months
                    Ended March 31, 1998 and 1997...........................           3

                    Consolidated Balance Sheet -- March 31, 1998 and
                    December 31, 1997.......................................           4

                    Consolidated Statement of Cash Flows -- Three Months
                    Ended March 31, 1998 and 1997...........................           5

                    Notes to the Consolidated Financial Statements..........           6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................           9


                          PART II.  OTHER INFORMATION


Item 2.             Changes in Securities...................................          12

Item 5.             Other Information.......................................          12

Item 6.             Exhibits and Current Reports on Form 8-K................          12

                    Signatures..............................................          12

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                    --------------------------------------
                                                                            1998                 1997
                                                                    ----------------     -----------------

Revenues:
    Government...............................................                $ 9,914               $ 8,403
    Commercial...............................................                 17,785                 7,418
                                                                    ----------------     -----------------
                                                                              27,699                15,821

Cost of goods sold...........................................                 12,500                 7,529
Research and development.....................................                  5,284                 2,776
Selling and other operating costs............................                  8,818                 5,087
                                                                    ----------------     -----------------
                                                                              26,602                15,392

        Earnings from operations.............................                  1,097                   429

Interest income..............................................                    286                     6
Interest expense and other...................................                   (972)                 (312)
                                                                    ----------------     -----------------

        Earnings before income taxes.........................                    411                   123

Provision for income taxes...................................                    121                    32
                                                                    ----------------     -----------------

Net earnings.................................................                $   290               $    91
                                                                    ================     =================

Net earnings per share:
   Basic.....................................................                $  0.03               $  0.02
                                                                    ================     =================
   Diluted...................................................                $  0.03               $  0.02
                                                                    ================     =================



   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                      ASSETS
                                                                       March 31,                    December 31,
                                                                          1998                          1997
                                                                --------------------          --------------------
                                                                      (unaudited)
Current assets:
    Cash and cash equivalents...............................                $  5,425                      $  5,884
    Accounts receivable, net................................                  47,567                        55,463
    Inventories.............................................                  38,542                        34,724
    Prepaid expenses........................................                   4,129                         3,516
                                                                --------------------          --------------------
        Total current assets................................                  95,663                        99,587
Property and equipment, net.................................                  19,712                        18,423
Software development costs, net.............................                   1,131                         1,043
Deferred income taxes, net..................................                  16,880                        16,873
Intangible assets, net......................................                  13,760                        14,013
Other assets................................................                   3,833                         3,918
                                                                --------------------          --------------------
                                                                            $150,979                      $153,857
                                                                ====================          ====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable...........................................                $ 32,157                      $ 26,558
    Accounts payable........................................                  14,653                        15,493
    Accounts payable to related parties.....................                   5,031                         6,228
    Accrued payroll and other liabilities...................                  12,112                        19,105
    Accrued income taxes....................................                     842                           363
    Current portion of long-term debt.......................                   4,976                         5,273
                                                                --------------------          --------------------
        Total current liabilities...........................                  69,771                        73,020
Long-term debt..............................................                   1,537                         1,679
Pension liability...........................................                   3,955                         3,969

Commitments and contingencies...............................                      --                            --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued  at March 31, 1998, and
      December 31, 1997.....................................                      --                            --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 9,875,165 and 9,756,458 shares issued at
      March 31, 1998, and December 31, 1997, respectively...                      99                            98
    Additional paid-in capital..............................                  99,129                        97,684
    Accumulated deficit.....................................                 (22,041)                      (22,331)
    Cumulative foreign translation adjustment...............                  (1,471)                         (262)
                                                                 --------------------          --------------------
        Total shareholders' equity..........................                  75,716                        75,189
                                                                --------------------          --------------------
                                                                            $150,979                      $153,857
                                                                ====================          ====================

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                Three Months Ended March 31,
                                                                  -----------------------------------------------------
                                                                            1998                            1997
                                                                  ---------------------          ----------------------

Cash provided (used) by operations:
Net earnings.................................................                  $   290                         $    91
Income charges not affecting cash:
    Depreciation.............................................                    1,291                             559
    Amortization.............................................                      514                             139
    Disposals and write-offs of property and equipment.......                       24                              35
    Deferred income taxes....................................                       (7)                             --
Changes in certain working capital components:
    Decrease (increase) in accounts receivable...............                    7,896                          (4,637)
    Increase in inventories..................................                   (3,818)                           (469)
    (Increase) decrease in prepaid expenses..................                     (613)                             95
    Decrease (increase) other assets.........................                       32                              (7)
    (Decrease) increase in accounts payable..................                     (840)                            361
    (Decrease) increase in accounts payable to related                          (1,197)                            464
     parties.................................................
    Decrease in accrued payroll and other liabilities........                   (6,993)                           (743)
    Increase in accrued income taxes.........................                      479                              28
                                                                  ---------------------          ----------------------
Cash used by operating activities............................                   (2,942)                         (4,084)
                                                                  ---------------------          ----------------------
Cash used by investing activities:
    Additions to property and equipment.......................                   (2,708)                         (1,386)
    Software development costs................................                     (192)                           (181)
                                                                  ---------------------          ----------------------
    Cash used by investing activities.........................                   (2,900)                         (1,567)
                                                                  ---------------------          ----------------------
Cash provided by financing activities:
    Net increase in notes payable.............................                    5,599                           4,990
    Repayment of long-term debt including current portion.....                     (439)                           (323)
    Reduction of pension liability............................                      (14)                             --
    Proceeds from exercise of stock options...................                      475                             480
    Common stock issued pursuant to stock option plans........                      971                              --
                                                                  ---------------------          ----------------------
    Cash provided by financing activities.....................                    6,592                           5,147
                                                                  ---------------------          ----------------------
Effect of exchange rate changes on cash.......................                   (1,209)                             (5)
                                                                  ---------------------          ----------------------
Net decrease in cash and cash equivalents.....................                     (459)                           (509)
Cash and cash equivalents, beginning of period................                    5,884                             775
                                                                  ---------------------          ----------------------
Cash and cash equivalents, end of period......................                  $ 5,425                         $   266
                                                                  =====================          ======================



   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1997.

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

NOTE 2 -- REVENUE RECOGNITION:

Revenue is recognized when products are shipped or when services are performed, except for certain long-term contracts which are recorded on the percentage-of-
completion method.   The percentage-of-completion method is used for research
and development contracts and for production contracts which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual costs incurred to date to total estimated costs to complete the respective contract.


NOTE 3 -- NET EARNINGS PER SHARE:


Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed
using the treasury stock method for stock options.    In 1997, the Company
adopted Statement of Financial Accounting Standards No. 128, "Earnings per
Share."

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                          Three Months Ended March 31,
                                                      ----------------------------------
                                                             1998               1997
                                                      ---------------    ---------------

Weighted average number of common shares
   outstanding....................................              9,799              5,424
Assumed exercise of stock options net of
   shares assumed reacquired under the treasury
   stock method...................................                423                324
                                                      ---------------    ---------------
Diluted shares outstanding........................             10,222              5,748
                                                      ===============    ===============


NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                              March 31,                  December 31,
                                                                1998                         1997
                                                       -------------------          -------------------

Raw material and subassemblies.....................                $27,427                      $26,631
Work-in-progress...................................                 10,688                        9,995
Finished goods.....................................                  3,198                          894
                                                       -------------------          -------------------
                                                                    41,313                       37,520
Less-progress payments received from
             customers.............................                 (2,771)                      (2,796)
                                                       -------------------          -------------------
                                                                   $38,542                      $34,724
                                                       ===================          ===================

NOTE 5 -- COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income consists of the following:

                                                                    Three Months Ended March 31,
                                                       ---------------------------------------------------
                                                                 1998                          1997
                                                       ---------------------        ----------------------

Net income.........................................                  $   290                         $  91
Cumulative foreign translation adjustment..........                   (1,209)                           (5)
                                                       ---------------------         ---------------------
Total comprehensive (loss) income..................                  $  (919)                        $  86
                                                       =====================        ======================

Cumulative foreign translation adjustment represents the Company's only other comprehensive income item. Cumulative foreign translation adjustment represents unrealized gains/losses in the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                                          Cumulative
                                                                         Additional       Retained         Foreign
                                              Preferred      Common       Paid-in         Earnings       Translation
                                                Stock        Stock        Capital        (Deficit)        Adjustment         Total
                                        -----------------  ---------  --------------   --------------  ----------------  ----------

Balance, December 31, 1997..............      $      --       $  98         $97,684       $(22,331)          $  (262)       $75,189
Common stock options exercised..........             --           1             474             --                --            475
Common stock issued pursuant to stock
 option plans...........................             --          --             971             --                --            971
Net earnings for the three month period.             --          --              --            290                --            290
Foreign translation adjustment..........             --          --              --             --            (1,209)        (1,209)

                                              ---------       ------        -------       --------           -------        -------
Balance, March 31, 1998.................      $      --       $  99         $99,129       $(22,041)          $(1,471)       $75,716
                                              =========       =====         =======       ========           =======        =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

          Revenue. The Company's revenue for the three months ended March 31, 1998 increased 75.1%, from $15.8 million in the first quarter of 1997 to $27.7 million in the first quarter of 1998. Commercial revenue continued to show significant growth increasing 139.8% from $7.4 million in the first quarter of 1997 to $17.8 million in the first quarter of 1998. The inclusion of revenue from AGEMA, particularly the newly introduced AGEMA 570(TM), the Company's first uncooled technology product, contributed to the growth in revenue. The growth in revenue was also atributable to sales of the Company's airborne observation systems for the commercial broadcast market. Revenue from the sale of systems to the government market increased 18.0%, from $8.4 million in the first quarter of 1997 to $9.9 million in the first quarter of 1998. This growth was primarily due to the inclusion of revenue from the sales of the AGEMA 1000(TM), a ground based surveillance infrared imager, and continued strong sales of SAFIRE(TM) thermal imaging system.

As a result of the acquisition of AGEMA in December of 1997, sales of the Company's commercial products accounted for the majority of the Company's total revenue. As a percentage of total revenue for the quarter ended March 31, 1998, revenue from the sale of imaging systems to the government market constituted 35.8% and revenue from the sale of commercial imaging systems constituted 64.2%, compared to 53.1% for the government market and 46.9% for the commercial market for the first quarter of 1997.

Revenue from sales outside the United States increased slightly as a percentage of total revenue from approximately 34.2% to approximately 34.5% for the quarters ended March 31, 1997 and 1998, respectively. This increase was principally due to increased deliveries of commercial products in Europe as a result of the AGEMA acquisition.

          Gross profit. As a percentage of revenue, gross profit increased slightly from 52.4% in the first quarter of 1997 to 54.9% in the first quarter of 1998. The increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the AGEMA commercial products, now generally exceed those margins experienced from the sale of imaging systems to the government market.

          Research and development. Research and development expense as a percentage of revenue increased from 17.5% to 19.1% for the three months ended March 31, 1997 and 1998, respectively. In absolute dollar terms, research and development expense increased from $2.8 million in the first quarter of 1997 to $5.3 million in the first quarter of 1998, primarily due to inclusion of research and development expenses of AGEMA, increased engineering efforts related to the introduction of the U6000(TM) as well as on-going new product development and existing product enhancements. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

          Selling and other operating costs. Selling and other operating costs as a percentage of revenue decreased slightly from 32.2% in the first quarter of 1997 to 31.8% in the first quarter of 1998. In absolute dollar terms selling and other operating costs increased from $5.1 million to $8.8 million for the quarters ended March 31, 1997 and 1998, respectively. The increase in absolute dollar terms was due to the inclusion of AGEMA's operations, costs associated with increased revenue during the quarter (primarily commissions), costs related to increased personnel, and the inclusion of amortization of patents and the excess of the purchase price over net assets acquired related to the acquisition of AGEMA. Such amortization amounted to $288,000 for the quarter ended March 31, 1998.

          Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, translation gains and losses and miscellaneous bank charges. The increase from $312,000 in the first quarter of 1997 to $972,000 for the quarter ended March 31, 1998 was primarily due to the increased short-term debt as a result of increased working capital needs discussed below.

          Income taxes. The provision for income taxes for the quarter ended March 31, 1998 resulted in an effective tax rate of 29.4% compared to 26.0% for the quarter ended March 31, 1997. The increase in the effective tax rate was primarily due to limitations on the timing and recognition of the Company's net operating loss carryforwards and tax credits. The effective tax rate remained substantially below statutory rates due to recognition and utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had short-term borrowings net of cash on hand of $26.7 million compared with $20.7 million at December 31, 1997. The increase in short-term borrowings during the three months ended March 31, 1998, was principally caused by increased inventories and the payment of accrued payroll and other liabilities primarily incentive bonuses and commissions to non-employees.

Accounts receivable decreased from $55.5 million at December 31, 1997 to $47.6 million at March 31, 1998. The decrease in receivables was primarily due to the increased percentage of total receivables that represent sales to commercial customers which typically have a shorter collection cycle than sales to government customers.

Inventories increased from $34.7 million at December 31, 1997 to $38.5 million at March 31, 1998. The increase in inventories was primarily attributable to the higher volume production requirements for the AGEMA 570 and AGEMA 1000 products.

The Company's investing activities have consisted primarily of the expenditures for fixed assets, which totaled $2.7 million and to $1.4 million for the quarters ended March 31, 1998 and 1997, respectively. The Company has budgets approximately $3.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to ensure year 2000 compliance.

The Company has available a $30.0 million line of credit which bears interest at IBOR plus 1.75% (7.4% at March 31, 1998) secured by all the Company's assets. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Krone (approximately $5.0 million) line of credit at 4.7% at March 31,
1998.   At March 31, 1998, the Company had  $32.2 million outstanding on these lines. The Company also has a note payable to the bank which aggregated $4.3 million at March 31, 1998 and is payable in monthly installments of $123,000 at an interest rate of 7.4% at March 31, 1998. Both the $30,000,000 line of credit and the note payable are due on June 1, 1998. The Company is currently in discussions with the bank to extend and renew the line of credit and note payable.

The use of cash by operating activities in the first quarter is consistent with prior years and is primarily due to the increases in inventories and a decrease in accrued liabilities discussed above. The Company believes that its existing cash and available credit facilities and financing available from other sources, together with the scheduled payments on existing receivable balances, and continuing efforts to expedite the collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking
statements.   These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's Securities and
Exchange Commission fillings and reports.   In addition, such statements could
be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

                          PART II.   OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 17,800 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

ITEM 5.  OTHER INFORMATION

In May 1998, the Company increased the number of shares of common stock reserved for future issuance pursuant to its incentive stock plans to 4,269,400. Under the plans, restricted stock, incentive stock options or non-qualified stock options may be granted to employees, consultants or non-employee directors of the Company with an exercise price of not less than the fair value of the stock on the date of grant. Options granted pursuant to the plans expire ten years from date of grant and the plan terminates in 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

             27.1  Financial Data Schedule For 1998
             27.2  Financial Data Schedule For 1997
             27.3  Financial Data Schedule For 1996

 (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            FLIR SYSTEMS, INC.


Date        May 15, 1998                         /s/  J. Mark Samper
     ---------------------------              ----------------------
            J. Mark Samper
            Vice President of Finance and
            Chief Financial Officer
            (Principal Accounting and Financial
            Officer and Duly Authorized Officer)