Form 10-Q/A
period 1998-03-31
FLIR SYSTEMS INC
filed 1998-05-28
CIK 354908

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               __________________

                                  FORM 10-Q/A
                               __________________

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

 (a)  Exhibits.

          10.1 Contract for the Supply of Uncooled Imaging Modules, dated January 15, 1997*
          10.2 Contract for the Supply of Uncooled Imaging Modules, dated March 4, 1998*

      *Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (S)240.24b-2.

 (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FLIR SYSTEMS, INC.


Date        May 28, 1998                    /s/  J. Mark Samper
     ---------------------------         ------------------------------------
                                         J. Mark Samper
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer and Duly Authorized Officer)