Form 10-Q
period 1998-06-30
FLIR SYSTEMS INC
filed 1998-08-12
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q
                               __________________

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X   .   No _____.
                                          -------


At June 30, 1998, there were 9,931,465 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR SYSTEMS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION



Item 1.    Financial Statements

           Consolidated Statement of Operations -- Three Months
           and Six Months Ended June 30, 1998 and 1997................................        3


           Consolidated Balance Sheet -- June 30, 1998 and
           December 31, 1997..........................................................        4


           Consolidated Statement of Cash Flows -- Six Months
           Ended June 30, 1998 and 1997...............................................        5


           Notes to the Consolidated Financial Statements.............................        6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................        9


                          PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Shareholders............................       13

Item 6.    Exhibits and Reports on Form 8-K...........................................       13

           Signatures.................................................................       14

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                              -------------------------------------     -------------------------------------
                                                      1998                 1997                 1998                 1997
                                              ----------------     ----------------     ----------------     ----------------

Revenue:
    Government.........................                $13,314              $10,976              $23,228              $19,379
    Commercial.........................                 21,758                8,963               39,543               16,381
                                              ----------------     ----------------     ----------------     ----------------
        Total revenue..................                 35,072               19,939               62,771               35,760

Cost of goods sold.....................                 14,288                8,995               26,788               16,524
Research and development...............                  5,558                2,569               10,842                5,345
Selling and other operating costs......                 10,513                5,872               19,331               10,959
                                              ----------------     ----------------     ----------------     ----------------
                                                        30,359               17,436               56,961               32,828

        Earnings from operations.......                  4,713                2,503                5,810                2,932

Interest income........................                     50                   14                  336                   20
Interest expense and other.............                   (880)                (560)              (1,852)                (872)
                                              ----------------     ----------------     ----------------     ----------------

        Earnings before income taxes...                  3,883                1,957                4,294                2,080

Provision for income taxes.............                  1,128                  507                1,249                  539
                                              ----------------     ----------------     ----------------     ----------------

Net earnings...........................                $ 2,755              $ 1,450              $ 3,045              $ 1,541
                                              ================     ================     ================     ================

Net earnings per share
     Basic.............................                $  0.28              $  0.26              $  0.31              $  0.28
                                              ================     ================     ================     ================
     Diluted...........................                $  0.27              $  0.25              $  0.30              $  0.27
                                              ================     ================     ================     ================

   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                               ASSETS
                                                                               June 30,            December 31,
                                                                                 1998                  1997
                                                                           ---------------      ------------------
                                                                             (unaudited)
Current assets:
    Cash and cash equivalents..................................                $  3,137              $  5,884
    Accounts receivable, net...................................                  56,876                55,463
    Inventories................................................                  39,502                34,724
    Prepaid expenses...........................................                   3,291                 3,516
                                                                               --------              --------
        Total current assets...................................                 102,806                99,587
Property and equipment, net....................................                  21,845                18,423
Deferred income taxes, net.....................................                  16,880                16,873
Intangible assets, net.........................................                  13,525                14,013
Other assets...................................................                   4,314                 4,961
                                                                               --------              --------
                                                                               $159,370              $153,857
                                                                               ========              ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable..............................................                $ 38,710              $ 26,558
    Accounts payable...........................................                  17,412                15,493
    Accounts payable to related parties........................                   5,030                 6,228
    Accrued payroll and other liabilities......................                   7,074                19,105
    Accrued income taxes.......................................                   1,730                   363
    Current portion of long-term debt..........................                   4,691                 5,273
                                                                               --------              --------
        Total current liabilities..............................                  74,647                73,020

Long-term debt.................................................                   1,349                 1,679
Pension liability..............................................                   3,994                 3,969

Commitments and contingencies..................................                      --                    --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
       authorized; no shares issued  at June 30, 1998,
       and December 31, 1997...................................                      --                    --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 9,931,465 and 9,756,458 shares issued at
       June 30, 1998, and December 31, 1997, respectively......                      99                    98
    Additional paid-in capital.................................                  99,799                97,684
    Accumulated deficit........................................                 (19,286)              (22,331)
    Cumulative foreign translation adjustment..................                  (1,232)                 (262)
                                                                               --------              --------
        Total shareholders' equity.............................                  79,380                75,189
                                                                               --------              --------
                                                                               $159,370              $153,857
                                                                               ========              ========

   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                  Six Months Ended June 30,
                                                                     -----------------------------------------------
                                                                               1998                       1997
                                                                     --------------------       --------------------

Cash used by operations:
    Net earnings.................................................                $  3,045                    $ 1,541
    Adjustments to reconcile net earnings to net cash used
      by operating activities:
        Depreciation.............................................                   2,553                      1,176
        Amortization.............................................                     776                         94
        Disposals and write-offs of property and equipment.......                     165                         35
        Deferred income taxes....................................                      (7)                        --
    Changes in certain assets and liabilities:
        Increase in accounts receivable..........................                  (1,413)                    (7,330)
        Increase in inventories..................................                  (4,778)                      (341)
        Decrease in prepaid expenses.............................                     225                        233
        Decrease (increase) in other assets......................                     541                       (208)
        Increase in accounts payable.............................                   1,919                         24
        (Decrease) increase in accounts payable to related                         (1,198)                       575
         parties.................................................
        Decrease in accrued payroll and other liabilities........                 (12,031)                      (453)
        Increase in accrued income taxes.........................                   1,367                        310
                                                                     --------------------       --------------------
    Cash used by operating activities............................                  (8,836)                    (4,344)
                                                                     --------------------       --------------------
Cash used by investing activities:
    Additions to property and equipment..........................                  (6,322)                    (3,072)
                                                                     --------------------       --------------------
Cash provided by financing activities:
    Net increase in notes payable................................                  12,152                      6,778
    Proceeds from long term debt.................................                      --                        995
    Repayment of long term debt including current portion........                    (912)                      (646)
    Increase in pension liability................................                      25                         --
    Proceeds from exercise of stock options......................                   1,145                        814
    Common stock issued pursuant to stock option plans...........                     971                         --
                                                                     --------------------       --------------------
    Cash provided by financing activities........................                  13,381                      7,941
                                                                     --------------------       --------------------
Effect of exchange rate changes on cash..........................                    (970)                       128
                                                                     --------------------       --------------------
Net (decrease) increase in cash and cash equivalents.............                  (2,747)                       653
Cash and cash equivalents, beginning of period...................                   5,884                        775
                                                                     --------------------       --------------------
Cash and cash equivalents, end of period.........................                $  3,137                    $ 1,428
                                                                     ====================       ====================

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

Certain reclassifications have been made to the prior year data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):


                                                            Three Months                    Six Months Ended
                                                            Ended June 30,                      June 30,
                                                    ----------------------------      ----------------------------
                                                         1998            1997              1998            1997
                                                    ------------    ------------      ------------    ------------
Weighted average number of common shares
 outstanding....................................           9,913           5,489             9,856           5,456
Assumed exercise of stock options net of shares
 assumed reacquired under the treasury stock
 method.........................................             400             353               411             339
                                                    ------------    ------------      ------------    ------------
Diluted shares outstanding......................          10,313           5,842            10,267           5,795
                                                    ============    ============      ============    ============

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                                    June 30,                December 31,
                                                                      1998                      1997
                                                             -------------------       -------------------
Materials................................................                $25,943                   $26,631
Work-in-progress.........................................                  9,463                     9,995
Finished goods...........................................                  5,594                       894
                                                             -------------------       -------------------
                                                                          41,000                    37,520
Less -- progress payments received from customers........                 (1,498)                   (2,796)
                                                             -------------------       -------------------
                                                                         $39,502                   $34,724
                                                             ===================       ===================

NOTE 5 -- COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income consists of the following (in thousands):

                                                               Three Months                   Six Months Ended
                                                               Ended June 30,                     June 30,
                                                       ----------------------------    -----------------------------
                                                            1998            1997             1998            1997
                                                       ------------    ------------    ------------     ------------
Net income.........................................          $2,755          $1,450          $3,045           $1,541
Cumulative foreign translation adjustment..........             239             133            (970)             128
                                                       ------------    ------------    ------------     ------------
Total comprehensive income.........................          $2,994          $1,583          $2,075           $1,669
                                                       ============    ============    ============     ============

The cumulative foreign translation adjustment represents the Company's only other comprehensive income item. The cumulative foreign translation adjustment represents unrealized gains/losses in the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                                          Cumulative
                                                                         Additional       Retained         Foreign
                                              Preferred     Common        Paid-in         Earnings       Translation
                                                Stock       Stock         Capital        (Deficit)        Adjustment       Total
                                            -----------   ---------    ------------    -----------      ------------    -----------
Balance, December 31, 1997..............         $   --      $   98       $  97,684     $  (22,331)        $    (262)     $  75,189
Common stock options exercised..........             --           1           1,144             --                --          1,145
Common stock issued pursuant to stock
 option plans...........................             --          --             971             --                --            971

Net earnings for the six month period...             --          --              --          3,045                --          3,045
Foreign translation adjustment..........             --          --              --             --              (970)          (970)
                                            -----------   ---------    ------------    -----------      ------------    -----------
Balance, June 30, 1998..................         $   --      $   99       $  99,799     $  (19,286)        $  (1,232)     $  79,380
                                            ===========   =========    ============    ===========      ============    ===========

NOTE 7 -- SUBSEQUENT EVENT:

On July 6, 1998, the Company completed a secondary public offering of 2,399,130 shares of common stock, including 1,638,630 shares of common stock issued and
sold by the Company.   Additionally, on July 24, 1998, the underwriters
exercised the over-allotment option related to the secondary offering and the Company issued and sold an additional 359,870 shares of common stock. The net proceeds of $32.1 million were utilized to repay in full a payable to a related party, which aggregated approximately $5.0 million, and to reduce amounts outstanding under the Company's $35 million line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

          Overall.    Net earnings for the three months ended June 30, 1998
increased 90.0%, from $1.5 million, or $0.25 per diluted share, in the second quarter of 1997 to $2.8 million, or $0.27 per diluted share, in the second
quarter of 1998.   For the six months ended June 30, 1998, net earnings
increased 97.6%, from $1.5 million, or $0.27 per diluted share, in the first half of 1997 to $3.0 million, or $0.30 per diluted share, in the first half of 1998. Earnings from operations for the three months ended June 30, 1998 increased 88.3%, from $2.5 million in the second quarter of 1997 to $4.7 million in the second quarter of 1998. Earnings from operations for the six months ended June 30, 1998 increased 98.2%, from $2.9 million in the first half of 1997 to $5.8 million in the first half of 1998.

          Revenue.    The Company's revenue for the three months ended June 30,
1998 increased 75.9%, from $19.9 million in the second quarter of 1997 to $35.1 million in the second quarter of 1998. Commercial revenue continued to show significant growth, increasing 142.8% from $9.0 million in the second quarter of 1997 to $21.8 million in the second quarter of 1998. The increased deliveries of the Company's full range of products, including the AGEMA 550(TM) and the newly introduced AGEMA 570(TM), the Company's first uncooled technology product, contributed to the growth in commercial revenue. The growth in commercial revenue was also attributable to additional deliveries of the Company's airborne observation systems for the commercial broadcast market. Revenue from the sale of systems to government customers increased 21.3% to $13.3 million in the second quarter of 1998 compared with $11.0 million in the second quarter of 1997. This growth was primarily due to the initial deliveries of the Company's new Star SAFIRE(TM) thermal imaging system, continued strong sales of the SAFIRE(TM) thermal imaging system and sales of the AGEMA 1000(TM), a ground based surveillance infrared imager.

Revenue for the six months ended June 30, 1998 increased 75.6%, from $35.8 million in the first half of 1997 to $62.8 million in the first half of 1998. Commercial revenue for the six months ended June 30, 1998 increased 141.4% from $16.4 million in the first half of 1997 to $39.5 million in first half of 1998. The increase was principally from sales of the Company's hand held imaging systems, particularly the AGEMA 550(TM) and 570(TM) and continued strong sales of the Company's airborne observation systems for the commercial broadcast market. Revenues from the sale of systems to government customers for the six months ended June 30, 1998 totaled $23.2 million, an increase of 19.9% from the $19.4 million in revenue generated in the first half of 1997. This growth was primarily due to strong sales of the SAFIRE(TM) thermal imaging system and sales of the AGEMA 1000(TM).

As a result of the acquisition of AGEMA in December of 1997, sales of the Company's commercial products now account for the majority of the Company's total revenue. As a percentage of total revenue, commercial revenue for the second quarter of 1998 increased to 62.0%, as compared to 45.0% in the second quarter of 1997. For the six months ended June 30, 1998, commercial revenue increased to 63.0% of total revenues, as compared to 45.8% for the first six months of 1997.

Revenue from sales outside the United States decreased as a percentage of total revenue from approximately 50.4% to approximately 43.8% for the quarters ended
June 30, 1997 and 1998, respectively.   The decrease in the percentage of
international sales was primarily due to strong market demand for the Company's hand held imaging products, specifically the AGEMA 570(TM), in the United States. For the first half of 1998, revenue from sales outside the United States constituted 44.3% of total revenue, as compared to 43.3% for the first half of 1997. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under existing international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

          Gross profit.    As a percentage of revenue, gross profit increased
from 54.9% in the second quarter of 1997 to 59.3% in the second quarter of 1998, and increased from 53.8% to 57.3% for the six month periods ended June 30, 1997 and 1998, respectively. The increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the AGEMA commercial products, now generally exceed those margins experienced from the sale of imaging systems to the government market. The increase in gross profit as a percentage of revenue was also attributable to decreased shipments to instrumentalities of the U.S. Government which typically have lower margins than those of other customers in the government market and aggregated $6.0 million in the first half of 1998 compared to $8.3 million in the first half of 1997.

          Research and development.    Research and development expense for the
quarter increased 116.3%, from $2.6 million for the second quarter of 1997 to $5.6 million for the second quarter of 1998, and increased 102.8% for the six months ended June 30, 1998, from $5.3 million in the first half of 1997 to $10.8 million in the first half of 1998. As a percentage of revenue, research and development expense increased from 12.9% to 15.8% for the three months ended June 30, 1997 and 1998, respectively, and increased from 14.9% to 17.3% for the six months ended June 30, 1997 and 1998, respectively. In absolute dollar terms, the increase in research and development expense was primarily due to increased engineering efforts related to the introduction of the Star SAFIRE(TM), inclusion of research and development expenses of AGEMA operations, as well as on-going new product development and existing product enhancements. The overall level of research and development expense reflects the Company's continuing emphasis on product development and new product introduction. While the Company expects the absolute dollar amount of research and development expense to increase as the year progresses, research and development expense as a percentage of total revenue should decline as revenues increase.

          Selling and other operating costs.    Selling and other operating
costs for the quarter increased 79.0%, from $5.9 million for the second quarter of 1997 to $10.5 million for the second quarter of 1998, and increased 76.4% for the six months ended June 30, 1998, from $11.0 million in the first half of 1997 to $19.3 million in the first half of 1998. As a percentage of revenue, selling and other operating costs increased from 29.4% to 30.0% for the three months ended June 30, 1997 and 1998, respectively, and increased slightly from 30.6% to 30.8% for the six months ended June 30, 1997 and 1998, respectively. This increase, in absolute dollar terms, was due to the inclusion of AGEMA's operations, costs associated with increased revenue during the quarter (primarily commissions), costs related to increased personnel, and the recognition of amortization of patents and the excess of the purchase price over net assets acquired related to the December 1997 acquisition of AGEMA. Such amortization amounted to $288,000 for the second quarter of 1998 and $576,000 for the six months ended June 30, 1998.

          Interest expense and other.    Interest expense and other includes
costs related to short-term and long-term debt, capital lease obligations, foreign currency transaction gains and losses and miscellaneous bank charges. The increase from $560,000 for the second quarter of 1997 to $880,000 for the second quarter of 1998, and the increase from $872,000 in the first half on 1997 to $1,852,000 in the first half of 1998 were primarily due to the increased short-term debt as a result of increased working capital needs discussed below.

          Income taxes.    The provision for income taxes for the three and six
months ended June 30, 1998 resulted in an effective tax rate of 29.1% compared to 25.9% for the second quarter and the first half of 1997. The increase in the effective tax rate was primarily due to limitations on the timing and recognition of the Company's net operating loss carryforwards and tax credits. The effective tax rate remained substantially below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had short term borrowings net of cash on hand of $35.6 million compared to $26.7 million at March 31, 1998 and compared to $20.7 million at December 31, 1997. The increased use of cash during the six months ended June 30, 1998, was principally attributable to increased working capital needs, primarily increased accounts receivable levels, increased inventories, and payment of accrued payroll and other liabilities, primarily incentive bonuses to employees and commissions to representatives.

At June 30, 1998, the Company had inventories on hand of $39.5 million compared to $34.7 million at December 31, 1997. Consistent with the prior quarter, the efforts to reduce inventory levels for existing product lines were offset by the increase in inventory needed to support the higher volume production requirements for the AGEMA 570 and AGEMA 1000 products. Further, because of the extremely long lead times for many of the Company's most expensive components, it is necessary to have inventory on hand to meet required delivery schedules.

At June 30, 1998, the Company had accounts receivable in the amount of $56.9
million compared to $55.5 million at December 31, 1997.   The increase in the
level of accounts receivable was primarily due to the significant level of shipments in the last month of the quarter. Although accounts receivable increased, days sales outstanding decreased from 221 at December 31, 1997 to 165 at June 30, 1998.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $3.6 million and $1.7 million for the quarters ended June 30, 1998 and 1997, respectively. The Company has budgeted for approximately $3.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 and other issues. Of the $3.6 million expended in the quarter ended June 30, 1998, approximately $1.8 million related to the ERP project.

The Company has available a $35.0 million line of credit which bears interest at IBOR plus 1.75% (7.4% at June 30, 1998) secured by all the Company's assets. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Krone (approximately $5.0 million) line of credit at 4.7% at June 30, 1998. At June 30, 1998, the Company had $38.7 million outstanding on these lines. The Company also has a note payable to the bank which aggregated $4.0 million at June 30, 1998 and is payable in monthly installments of $123,000 at an interest rate of 7.4% at June 30, 1998. Both the $35.0 million line of credit and the note payable are up for renewal on September 1, 1998. The Company is currently in discussions with the bank to extend and renew the line of credit and note payable. Subsequent to June 30, 1998 the Company utilized approximately $27 million from the net proceeds of the secondary stock offering to reduce amounts outstanding under the Company's domestic line of credit.

The increased use of cash by operating activities is consistent with prior years and is primarily due to the increase in accounts receivable and inventories and payment of accrued liabilities discussed above. While use of the credit facility will vary significantly and is heavily dependent upon the timing of collections of significant receivables, the Company believes that the proceeds from the stock offering completed in July, 1998, existing cash, available credit facilities and cash to be collected will be sufficient to meet its cash requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking
statements.   These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's other Securities and
Exchange Commission fillings and reports.   In addition, such statements could
be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

                          PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company's annual shareholders' meeting was held on Friday, May 5, 1998, at which the following actions were taken by a vote of the shareholders:

   1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                       Vote
                            ---------------------------
                                            Withhold           Term
     Director                  For          Authority         Ending
------------------------    ----------    -------------    -------------

W. Allen Reed                8,010,726        133,100             2001
J. Kenneth Stringer III      8,010,276        133,560             2001
Leif Bergstrom               8,010,701        133,135             1999
Lars Spongberg               8,010,726        133,110             2001
Patrick L. Edsell            8,010,726        133,110             2000
Egon Linderoth               8,010,726        133,110             2000


   2. By a vote of 5,589,447 to 1,320,155 (with 27,688 abstentions and 1,206,546
      Broker Non-Votes), an amendment to the FLIR Systems Inc. 1992 Stock Incentive Plan to increase the number of shares that are reserved for issuance upon the exercise of stock option grants from 1,972,855 to 3,472,855, was approved.

   3. By a vote of 8,129,136 to 3,010 (with 11,690 abstentions), the Company's selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        27.1  Financial Data Schedule

   (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FLIR SYSTEMS, INC.


Date    August 7, 1998                      /s/  J. Mark Samper
     -------------------                  ---------------------------------
                                          J. Mark Samper
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                           Officer and Duly Authorized Officer)