Form 10-Q
period 1998-09-30
FLIR SYSTEMS INC
filed 1998-11-16
CIK 354908

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

For the quarterly period ended September 30, 1998

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
                                          -------       ------

At September 30, 1998, there were 11,940,434 shares of the Registrant's common stock, $0.01, par value, outstanding.

                               FLIR Systems, Inc.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Consolidated Statement of Operations -- Three Months
               and Nine Months Ended September 30, 1998 and 1997.......      3


               Consolidated Balance Sheet -- September 30, 1998 and
               December 31, 1997.......................................      4


               Consolidated Statement of Cash Flows -- Nine Months
               Ended September 30, 1998 and 1997.......................      5


               Notes to the Consolidated Financial Statements..........      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................      9



                          PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K........................     14

               Signatures..............................................     14

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                         Three Months Ended   Nine Months Ended
                                                            September 30,       September 30,
                                                         ------------------   ------------------
                                                           1998      1997       1998      1997
                                                         --------  --------   --------  --------
Revenue:
  Government.....................................         $15,833   $12,946   $ 39,061   $32,325
  Commercial.....................................          25,428    10,969     64,971    27,350
                                                          -------   -------   --------   -------
    Total revenue................................          41,261    23,915    104,032    59,675

Cost of goods sold...............................          18,831    11,130     45,619    27,654
Research and development.........................           5,261     3,187     16,103     8,532
Selling and other operating costs................           9,608     5,930     28,939    16,889
                                                          -------   -------   --------   -------
                                                           33,700    20,247     90,661    53,075

    Earnings from operations.....................           7,561     3,668     13,371     6,600

Interest income..................................              28        32        364        52
Interest expense and other.......................            (423)     (533)    (2,275)   (1,405)
                                                          -------   -------   --------   -------

    Earnings before income taxes.................           7,166     3,167     11,460     5,247

Provision for income taxes.......................           1,939       730      3,188     1,269
                                                          -------   -------   --------   -------

Net earnings.....................................         $ 5,227   $ 2,437   $  8,272   $ 3,978
                                                          =======   =======   ========   =======

Net earnings per share
  Basic..........................................         $  0.44   $  0.44   $   0.79   $  0.73
                                                          =======   =======   ========   =======
  Diluted........................................         $  0.44   $  0.41   $   0.76   $  0.68
                                                          =======   =======   ========   =======



   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                        September 30,   December 31,
                                                                            1998           1997
                                                                        ------------    -----------
                                                                         (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents....................................             $  2,576       $  5,884
  Accounts receivable, net.....................................               74,476         55,463
  Inventories..................................................               39,573         34,724
  Prepaid expenses.............................................                3,919          3,516
                                                                            --------       --------
    Total current assets.......................................              120,544         99,587
Property and equipment, net....................................               23,337         18,423
Deferred income taxes, net.....................................               16,879         16,873
Intangible assets, net.........................................               13,290         14,013
Other assets...................................................                4,236          4,961
                                                                            --------       --------
                                                                            $178,286       $153,857
                                                                            ========       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable................................................             $ 36,017       $ 26,558
  Accounts payable.............................................                9,928         15,493
  Accounts payable to related parties..........................                   --          6,228
  Accrued payroll and other liabilities........................                7,277         19,105
  Accrued income taxes.........................................                2,064            363
  Current portion of long-term debt............................                  641          5,273
                                                                            --------       --------
    Total current liabilities..................................               55,927         73,020

Long-term debt.................................................                1,223          1,679
Pension liability..............................................                4,092          3,969

Commitments and contingencies..................................                   --             --

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized; no shares issued at September 30, 1998, and
   December 31, 1997...........................................                   --             --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized, 11,940,434 and 9,756,458 shares issued at
   September 30, 1998, and December 31, 1997, respectively.....                  119             98
  Additional paid-in capital...................................              132,032         97,684
  Accumulated deficit..........................................              (14,059)       (22,331)
  Cumulative foreign translation adjustment....................               (1,048)          (262)
                                                                            --------       --------
    Total shareholders' equity.................................              117,044         75,189
                                                                            --------       --------
                                                                            $178,286       $153,857
                                                                            ========       ========


   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
Cash used by operations:
  Net earnings...............................................          $  8,272    $  3,978
  Adjustments to reconcile net earnings to net cash used
   by operating activities:
    Depreciation.............................................             3,811       1,971
    Amortization.............................................             1,203          68
    Disposals and write-offs of property and equipment.......               265         185
    Deferred income taxes....................................                (6)         --
  Changes in certain assets and liabilities:
    Increase in accounts receivable..........................           (19,013)    (15,712)
    Increase in inventories..................................            (4,849)       (617)
    (Increase) decrease in prepaid expenses..................              (403)        300
    Decrease (increase) in other assets......................               566        (224)
    (Decrease) in accounts payable...........................            (5,565)     (1,850)
    (Decrease) increase in accounts payable to related                   (6,228)        748
      parties................................................
    (Decrease) increase in accrued payroll and other                    (11,828)        435
      liabilities............................................
    Increase in accrued income taxes.........................             1,701       1,031
    Increase in pension liability............................               123          --
                                                                       --------    --------
  Cash used by operating activities..........................           (31,951)     (9,687)
                                                                       --------    --------
Cash used by investing activities:
  Additions to property and equipment........................            (9,311)     (5,455)
                                                                       --------    --------
Cash provided by financing activities:
  Net increase in notes payable..............................             9,459      14,941
  Proceeds from long term debt...............................                --       1,728
  Repayment of long term debt including current portion......            (5,088)       (969)
  Proceeds from public stock offering........................            32,675          --
  Cost of common stock issuance..............................              (550)         --
  Proceeds from exercise of stock options....................             1,273       1,140
  Common stock issued pursuant to stock option plans.........               971          --
                                                                       --------    --------
  Cash provided by financing activities......................            38,740      16,840
                                                                       --------    --------
Effect of exchange rate changes on cash......................              (786)         62
                                                                       --------    --------
Net (decrease) increase in cash and cash equivalents.........            (3,308)      1,760
Cash and cash equivalents, beginning of period...............             5,884         775
                                                                       --------    --------
Cash and cash equivalents, end of period.....................          $  2,576    $  2,535
                                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited annual consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1997.

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):


                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  -----------------
                                            1998      1997      1998     1997
                                          --------  --------  -------- --------
Weighted average number of common shares
 outstanding.............................   11,754     5,542    10,496    5,485

Assumed exercise of stock options net of
 shares assumed reacquired under the
 treasury stock method...................      215       438       345      371
                                           -------   -------   -------  -------

Diluted shares outstanding...............   11,969     5,980    10,841    5,856
                                           =======   =======   =======  =======


NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                   September 30,  December 31,
                                                       1998           1997
                                                   ------------   -----------
Materials.........................................      $23,426       $26,631
Work-in-progress..................................        8,843         9,995
Finished goods....................................        8,768           894
                                                        -------       -------
                                                         41,037        37,520
Less - progress payments received from customers..       (1,464)       (2,796)
                                                        -------       -------
                                                        $39,573       $34,724
                                                        =======       =======


NOTE 5 - COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income consists of the following (in thousands):

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                        ------------------   -----------------
                                          1998      1997       1998     1997
                                        --------  --------   -------- --------
Net income...........................     $5,227    $2,437     $8,272   $3,978
Cumulative foreign translation
 adjustment..........................        184       (66)      (786)      62
                                          ------    ------     ------   ------
Total comprehensive income...........     $5,411    $2,371     $7,486   $4,040
                                          ======    ======     ======   ======

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

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                                 Cumulative
                                                                       Additional   Retained      Foreign
                                              Preferred      Common     Paid-in     Earnings     Translation
                                                Stock        Stock      Capital     (Deficit)    Adjustment       Total
                                              ---------    --------    ----------   ---------    -----------    --------

Balance, December 31, 1997..............        $    --        $ 98      $ 97,684    $(22,331)       $  (262)   $ 75,189
Common stock options exercised..........             --           1         1,272          --             --       1,273
Proceeds from public stock offering.....             --          20        32,655          --             --      32,675
Cost of common stock issuance...........             --          --          (550)         --             --        (550)
Common stock issued pursuant to stock
 option plans...........................             --          --           971          --             --         971

Net earnings for the nine month period..
                                                     --          --            --       8,272             --       8,272
Foreign translation adjustment..........             --          --            --          --           (786)       (786)
                                                -------        ----      --------    --------        -------    --------
Balance, September 30, 1998.............        $    --        $119      $132,032    $(14,059)       $(1,048)   $117,044
                                                =======        ====      ========    ========        =======    ========

On July 6, 1998, the Company completed a secondary public offering of 2,399,130 shares of common stock, including 1,638,630 shares of common stock issued and
sold by the Company.   Additionally, on July 24, 1998, the underwriters
exercised the over-allotment option related to the secondary offering and the Company issued and sold an additional 359,870 shares of common stock. The net proceeds of $32.1 million were utilized to repay in full a payable to a related party, which aggregated approximately $5.0 million, and to reduce amounts outstanding under the Company's lines of credit.

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." Additionally, in 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers Disclosure about Pensions and Other Post-retirement Benefits" and Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company plans to adopt SFAS 131 and SFAS 132 in 1998 and SFAS 133 in 2000, however, management believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

   Overall. Net earnings for the three months ended September 30, 1998 increased 114.5%, from $2.4 million (or $0.41 per diluted share) in the third quarter of 1997 to $5.2 million (or $0.44 per diluted share) in the third quarter of 1998. Net earnings increased 107.9%, from $4.0 million (or $0.68 per diluted share) for the nine months ended September 30, 1997 to $8.3 million (or $0.76 per diluted share) for the nine months ended September 30, 1998. Earnings from operations for the three months ended September 30, 1998 increased 106.1%, from $3.7 million in the third quarter of 1997 to $7.6 million in the third quarter of 1998. Earnings from operations for the nine months ended September 30, 1998 increased 102.6%, from $6.6 million in 1997 to $13.4 million in 1998. These results reflect the inclusion of the operations of AGEMA, which was acquired effective December 1, 1997.

   Revenue. The Company's revenue for the three months ended September 30, 1998 increased 72.5%, from $23.9 million in the third quarter of 1997 to $41.3 million in the third quarter of 1998. Revenue from the sale of the Company's products to government customers increased 22.3%, from $12.9 million in the third quarter of 1997 to $15.8 million in the third quarter of 1998. This growth was primarily due to the initial deliveries of the Company's new Star SAFIRE(TM) thermal imaging system, continued strong sales of the SAFIRE(TM) thermal imaging system and sales of the AGEMA 1000(TM), a ground based surveillance infrared imager. Revenue from the sale of the Company's products to commercial customers continued to show strong growth, increasing 131.8%, from $11.0 million in the third quarter of 1997 to $25.4 million in the third quarter of 1998. The increased deliveries of the Company's full range of products, including the AGEMA 550(TM) and the AGEMA 570(TM), the Company's first uncooled technology product, contributed to the growth in commercial revenue. In particular, deliveries of the AGEMA 570 contributed substantially to the growth and for the first time contributed a higher percentage of revenue than the cooled products. The growth in commercial revenue was also attributable to additional deliveries of the Company's airborne observation systems for the commercial broadcast market.

Revenue for the nine months ended September 30, 1998 increased 74.3%, from $59.7 million in the first nine months of 1997 to $104.0 million for the first nine months of 1998. Revenue from the sale the Company's products to governmental customers increased 20.8%, from $32.3 million in the first nine months of 1997 to $39.1 million in the first nine months of 1998. This growth was primarily due to continued strong sales of the SAFIRE thermal imaging system, revenue from the initial deliveries of the Star SAFIRE and sales of the AGEMA 1000. Revenues from the sale of the Company's products to commercial customers increased 137.6%, from $27.4 million in the first nine months of 1997 to $65.0 million in the first nine months of 1998. The increase was principally from sales of the Company's hand held imaging systems, particularly the AGEMA 550(TM) and 570(TM) and continued strong sales of the Company's airborne observation systems for the commercial broadcast market.

As a result of the acquisition of AGEMA in December of 1997, sales of the Company's commercial products now account for the majority of the Company's total revenue. As a percentage of total revenue, commercial revenue for the third quarter of 1998 increased to 61.6%, as compared to 45.9% in the third quarter of 1997. For the nine months ended September 30, 1998, commercial revenue increased to 62.4% of total revenue, as compared to 45.8% for the first nine months of 1997. The Company expects that commercial revenue will continue to comprise the majority of total revenue.

Revenue from international sales decreased as a percentage of total revenue from approximately 52.8% to approximately 45.1% for the quarters ended September 30, 1997 and 1998, respectively. For the first nine months of 1998, international sales accounted for approximately 49.3% of the Company's revenue. The decrease in percentage of international revenue for the quarter ended September 30, 1998, was primarily due to increased deliveries to U.S. Government customers, principally the U.S. Marine Corps. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under existing international and domestic government contracts, the Company expects that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

   Gross profit. As a percentage of revenue, gross profit increased slightly from 53.5% in the third quarter of 1997 to 54.4% in the third quarter of 1998 and increased from 53.7% for the first nine months of 1997 to 56.1% for the first nine months of 1998. The increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the AGEMA commercial products, now generally exceed those margins experienced from the sale of imaging systems to the government market. This increase in gross profit as a percentage of revenue was partially mitigated by increased shipments to instrumentalities of the U.S. Government which typically have lower margins than those of other customers in the government market and aggregated $15.6 million in the first nine months of 1998 compared to $12.8 million in the first nine months of 1997. Gross profit percentages are affected by a variety of factors, including the mix of domestic and international revenue, the more competitive nature of the commercial imaging market, and the impact of competitive bids for significant government contracts.

   Research and development. Research and development expense increased 65.1%, from $3.2 million for the third quarter of 1997 to $5.3 million for the third quarter of 1998 and increased 88.7%, from $8.5 million for the first nine months of 1997 to $16.1 million for the first nine months of 1998. As a percentage of revenue, research and development expense decreased from 13.3% to 12.8% for the three months ended September 30, 1997 and 1998, respectively, and increased from 14.3% for the first nine months of 1997 to 15.5% for the first nine months of 1998. In absolute dollar terms, the increase in research and development expense was primarily due to increased engineering efforts related to the introduction of the Star SAFIRE(TM), inclusion of research and development expenses of AGEMA operations, as well as on-going new product development and existing product enhancements. The overall level of research and development expense reflects the Company's continuing emphasis on product development and new product introduction. While the Company expects the absolute dollar amount of research and development to continue to increase, research and development expense as a percentage of total revenue should continue to decline as revenues increase.

   Selling and other operating costs. Selling and other operating costs for the quarter increased 62.0%, from $5.9 million for the third quarter of 1997 to $9.6 million for the third quarter of 1998 and increased 71.3%, from $16.9 million for the first nine months of 1997 to $28.9 million for the first nine months of 1998. Selling and other operating costs decreased as a percentage of revenue from 24.8% for the third quarter of 1997 to 23.3% for the third quarter of 1998 and decreased from 28.3% for the first nine months of 1997 to 27.8% for the first nine months of 1998. This increase, in absolute dollar terms, was due to the inclusion of AGEMA's operations, costs related to increased personnel, and the recognition of amortization of patents and the excess of the purchase price over net assets acquired related to the December 1997 acquisition of AGEMA. Such amortization amounted to $288,000 for the third quarter of 1998 and $864,000 for the nine months ended September 30, 1998.

   Interest expense and other. Interest expense and other includes interest on short term and long term borrowings, costs related to capital lease obligations, foreign currency transaction gains and losses and miscellaneous charges. Interest expense and other for the quarter decreased 20.6%, from $533,000 in the third quarter of 1997 to $423,000 in the third quarter of 1998 and increased 61.9%, from $1.4 million in the first nine months of 1997 to $2.3 million for the first nine months of 1998. The increase for the nine months ended September 30, 1998 was due to the increased usage of the Company's line of credit. The slight decrease for the quarter was primarily due to the reduction of the line of credit during the quarter as a result of the proceeds from the secondary public stock offering completed in July 1998. See Liquidity section below.

   Income taxes. The Company's effective income tax rates for the quarters ended September 30, 1998 and 1997 were 27.1% and 23.1%, respectively, and for the nine month periods ended September 30, 1998 and 1997 were 27.8% and 24.2%, respectively. The increase in the effective tax rate was primarily due to limitations on the timing and recognition of the Company's net operating loss carryforwards and tax credits. The effective tax rate remained substantially below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international operations.

Liquidity and Capital Resources

On July 6, 1998, the Company completed a secondary public offering of 2,399,130 shares of common stock, including 1,638,630 shares of common stock issued and sold by the Company. Additionally, on July 24, 1998, the underwriters exercised the over-allotment option related to the secondary offering and the Company issued and sold an additional 359,870 shares of common stock. The net proceeds of $32.1 million were utilized to repay in full a payable to a related party, which aggregated approximately $5.0 million, reduce amounts owed to vendors and to reduce amounts outstanding under the Company's lines of credit.

At September 30, 1998, the Company had short-term borrowings net of cash on hand of $33.4 million compared with $20.7 million at December 31, 1997 and $35.6 million at June 30, 1998. The increased use of cash during the nine months ended September 30, 1998, was principally attributable to increased working capital needs, primarily increased accounts receivable levels, increased inventories, and payment of accrued payroll and other liabilities, primarily incentive bonuses to employees and commissions to representatives.

At September 30, 1998, the Company had inventories on hand of $39.6 million compared to $34.7 million at December 31, 1997 and $39.5 million at June 30, 1998. Consistent with the prior quarter, the efforts to reduce inventory levels for existing product lines were offset by the increase in inventory needed to support the higher volume production requirements for the AGEMA 570 and AGEMA 1000 products. Further, because of the extremely long lead times for many of the Company's most expensive components, it is necessary to have inventory on hand to meet required delivery schedules.

At September 30, 1998, the Company had accounts receivable in the amount of $74.5 million compared to $55.5 million at December 31, 1997 and $56.9 million at June 30, 1998. The increase in accounts receivable is primarily due to the significant level of shipments in the last month of the quarter as a result of the light production schedule during the summer vacation period in Sweden and the production startup process for the delivery of the Company's new Star SAFIRE. Additionally, there remains a significant amount of receivables related to sales to aircraft integrators and OEM's for government orders. In some cases the Company has accepted payment terms that are related to the receipt of the aircraft by the customer. While the Company expects the receivable balance will continue to be relatively large due to the nature of the government market, the Company continues to focus on decreasing days sales outstanding.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $9.3 million and $5.5 million for the nine months ended September 30, 1998 and 1997, respectively. The Company has budgeted for approximately $3.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 and other issues.

The Company has available a $42.0 million line of credit which bears interest at IBOR plus 1.50% (7.125% at September 30, 1998) secured by all the Company's assets. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Krone (approximately $5.0 million) line of credit at 4.7% at September 30, 1998. At September 30, 1998, the Company had $36.0 million outstanding on these lines.

The increased use of cash by operating activities is consistent with prior years and is primarily due to the increase in accounts receivable and inventories and payment of accrued liabilities discussed above. While use of the credit facility will vary significantly and is heavily dependent upon the timing of collections of significant receivables, the Company believes that existing cash, available credit facilities and cash to be collected will be sufficient to meet its cash requirements for the foreseeable future.

Impact of the Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or its significant suppliers or customers fail to make necessary modifications, conversions, and contingency plans on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's business, operations, cash flows and financial conditions.

The Year 2000 issue affects the Company's internal systems as well as any of the Company's product that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems and software products to identify the systems that could be affected by the Year 2000 issue and is in the process of implementing and conducting the required processes to
become Year 2000 compliant.   Specifically, the Company has identified that the
internal manufacturing system acquired by the Company in connection with the acquisition of AGEMA is not Year 2000 compliant. The Company has begun the installation of a new enterprise resource planning system, both hardware and software, to correct this deficiency. Additionally, the Company is evaluating Year 2000 compliance on products from its suppliers and partners. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is estimated to be approximately $5.0 million and is being funded through operational cash flow. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have a adverse effect on the Company's systems. Additionally, we cannot completely ensure that the Company's software products do not contain undetected problems associated with Year 2000 Compliance. Such problems, should they occur, may result in adverse effects on future operating results.

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

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         27.1  Financial Data Schedule

   (b) No reports on Form 8-K were filed during the three months ended September 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLIR SYSTEMS, INC.


Date     November 13, 1998              /s/  J. Mark Samper
     --------------------------         ------------------------------------
                                        J. Mark Samper
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)