Form 10-K405
period 1998-12-31
FLIR SYSTEMS INC
filed 1999-04-20
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         _____________________________

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDING DECEMBER 31, 1998.
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________

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


                                (503) 684-3731
             (Registrant's telephone number, including area code)
                          __________________________
       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

          Title of each class of Stock      Name of each exchange on which
          ----------------------------      ------------------------------
                                                     registered
                                                     ----------
          COMMON STOCK, $0.01 PAR VALUE                NASDAQ

                          ___________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X . NO ___.
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [X]

As of March 31, 1999, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $218,074,291

As of March 31, 1999 there were 12,031,685 shares of the Registrant's common stock, $0.01, par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FLIR Systems, Inc.'s Proxy Statement for the 1999 Annual Shareholders' Meeting Part III

================================================================================

                              FLIR SYSTEMS, INC.
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS


ITEM ON FORM 10-K

PART I
Item 1         Business........................................................................        1
Item 2         Properties......................................................................       13
Item 3         Legal Proceedings...............................................................       13

PART II

Item 5         Market for Registrant's Common Stock and Related Stockholder Matters............       13
Item 6         Selected Consolidated Financial Data............................................       14
Item 7         Management's Discussion and Analysis of Financial Condition and Results
               of Operations...................................................................       15
Item 8         Financial Statements and Supplementary Data.....................................       21
Item 9         Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure............................................................       42

PART III

Item 10        Directors and Executive Officers of the Registrant..............................       42
Item 11        Executive Compensation..........................................................       42
Item 12        Security Ownership of Certain Beneficial Owners and Management..................       42
Item 13        Certain Relationships and Related Transactions..................................       42

PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.................       42

SIGNATURES.....................................................................................       44

FINANCIAL STATEMENT SCHEDULES..................................................................       45

                                     PART I

ITEM 1.  BUSINESS.
         --------

GENERAL

  The Company is a world leader in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of applications in the commercial and government markets. The Company's thermal imaging systems use advanced infrared technologies that detect infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in daylight or total darkness and through obscurants such as smoke, haze and most types of fog. The Company's products can also incorporate visible light cameras, proprietary image analysis software and gyrostabilized gimbal technology. The Company's products come in a variety of configurations such as handheld or ground-based systems, or can be mounted on ships, helicopters or fixed-wing aircraft. The Company's products provide state-of-the-art imaging technology coupled with competitive price performance characteristics for existing commercial and government applications including condition monitoring, research and development, manufacturing process control, airborne observation and broadcast, search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring and ground-based security. The Company has also developed innovative new products utilizing advanced "uncooled" thermal imaging technology, which allows for less expensive, smaller, lighter, solid state systems that require less power to operate. In addition, the Company's product configurations and image analysis software tools increase the Company's ability to provide products tailored to meet individual customer requirements.

INDUSTRY OVERVIEW

  BACKGROUND

  Infrared radiation is light that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials. Thermal imaging systems are used to detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a monitor. These systems are distinguished from one another by their capability to detect and resolve infrared radiation, the clarity of the image displayed, detection range, system reliability, acquisition cost and adaptability to a variety of customer requirements. Thermal imaging systems, unlike night vision goggles, enable the operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Advanced thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of applications.

  Early applications of thermal imaging technology primarily involved the use of expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were far more important in the procurement decision than system acquisition cost. A simpler form of the technology was also employed in limited commercial applications such as detection of heat loss from buildings or houses, where system price was more important than sophisticated performance. Consequently, a large group of potential users in both the commercial and government markets did not use thermal imaging technology since available systems either failed to meet their performance requirements or were too expensive.

  An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is a primary component of thermal imaging systems. Until recently, thermal imaging systems incorporated infrared detectors which needed to be cooled to near absolute zero in order to operate. The cryogenic "coolers" needed for such detectors are expensive components that require greater power consumption and add to the weight, size and overall complexity of the system. Thermal imaging systems that use new "uncooled" detector technology do not require these cooling components but instead operate at room temperature. This feature allows for less expensive, smaller, lighter, solid state systems requiring less power to operate, which in turn are expected to increase the demand for such systems in existing market segments and create demand in new market segments, such as fire fighting and machine vision (a new manufacturing process control application incorporating real-time, fully automated process control solutions). Despite the advantages of uncooled technology, cooled systems should continue to play a significant role in the government markets due to their longer range performance capabilities. Additionally, as hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more critical component of customers' purchasing decisions.

  MARKETS

  Applications for thermal imaging technology are found in both the commercial and government markets, as described below.

  COMMERCIAL MARKET.   The commercial market is comprised of a broad range of
thermal imaging applications including condition monitoring, research and development, manufacturing process control and airborne observation and broadcast. This market has evolved from the use of simple heat sensing devices to sophisticated radiometric (temperature measuring) instruments that use a variety of accessories and extensive image analysis software. The increasing emphasis on improving manufacturing productivity and product quality, underscored by the growing importance of quality assurance programs such as International Standards Organization (ISO) 9000 and the increasing complexity of manufacturing processes, has expanded the commercial market. The introduction of uncooled thermal imaging technology has created opportunities to further penetrate existing markets as well as to create demand in new markets that can benefit from the enhanced price and performance characteristics of such technology. The growth of the commercial market has also been driven by increased demand resulting from improvements in hardware functionality, enhanced image analysis software performance and declining hardware prices.

  The commercial market is comprised of the following market segments:

  Condition Monitoring. Thermal imaging systems are used in condition monitoring applications to improve productivity by detecting the location of equipment faults so they can be corrected before leading to catastrophic failures or major equipment damage, thereby enabling companies to significantly reduce operating expenses by lowering repair costs and reducing downtime. Additionally, improved functionality of image analysis software, longer battery operation and simplicity of system operation are critical factors for these applications. Specific condition monitoring applications include locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building or container and locating roof leaks and related damage.

  Research and Development. Thermal imaging, due to its non-destructive analysis capability, is a useful tool in a wide variety of research and development applications. Because many component and product designs involve the use or control of heat, thermal imaging can be effectively used in the research and design of the component or product. For example, thermal imaging is used in laser design to determine the power distribution of the beam, in the development of diesel engines using ceramic-coated pistons to determine proper adhesion of the ceramic to the metal piston and in the design of rubber tires to evaluate uniform heat distribution. Research and development applications typically require very high performance systems with extensive software capabilities and tools to analyze the thermal image.

  Manufacturing Process Control. The ability to determine whether a manufacturing process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermal imaging and image analysis allow for the monitoring and control of heat, which is used in virtually all industrial processes. Similarly, thermal imaging systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials. Thermal imaging applications for manufacturing process control are varied and extensive, including monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mold, monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process, and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect.

  Airborne Observation and Broadcast. The use of airborne observation and broadcast systems is becoming a standard tool for television stations and broadcast networks. This technology is also used by law enforcement agencies around the world for surveillance, suspect search and apprehension and officer support. This market segment typically requires either very high performance daylight cameras or dual imaging systems with both visible light and thermal imaging capabilities, in addition to state-of-the-art stabilization, the ability to provide jitter-free images from great distances, and the ability to downlink the information from the aircraft to the production studio or command center on a real-time basis. The Company expects that this market segment will continue to grow as more television stations and broadcast networks use helicopters and other aircraft to provide real-time reporting of news and sporting events. Furthermore, such applications should increase as system size and weight continue to decline, enabling the use of such systems on small and weight restricted helicopters. In addition, law enforcement agencies have established thermal imaging as a primary support tool and should continue to take advantage of system price performance improvements.

  New Commercial Market Opportunities. In addition to existing market segments, new market segments for thermal imaging are developing due to the availability, cost effectiveness and enhanced performance characteristics of uncooled thermal imaging technology. Machine vision and fire fighting are near-term market opportunities, while landing guidance, maritime navigation, security and handheld law enforcement support represent future growth opportunities. As system prices decline, uncooled thermal imaging technology will provide cost effective solutions for a wide variety of new commercial applications.

  GOVERNMENT MARKET. The government market is comprised of a broad range of thermal imaging applications including search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring, and ground-based security. Although the majority of government applications require the use of cooled technology, uncooled thermal imaging systems can be used for ground-based security, handheld observation and mine detection applications. Customers in the government market demand competitively priced systems that can be mounted on a variety of helicopters, fixed-wing aircraft and ships, operate in different climatic conditions and perform a variety of tasks requiring high image resolution quality and substantial image stabilization.

  The government market is comprised of the following market segments:

  Search and Rescue. Thermal imaging systems are used in traditional search and rescue missions to rescue individuals in danger or distress on boats or in vehicles, to provide offshore oil platform safety and to provide emergency or disaster response support for missing persons or accident victims.

  Federal Drug Interdiction. Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities.

  Surveillance and Reconnaissance. Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects from substantial distances and for enhanced situation awareness, particularly at night or in conditions of reduced or obscured visibility.

  Navigation Safety. Thermal imaging systems are used in navigation safety applications to improve missions by enabling crews piloting helicopters, fixed-wing aircraft and ships, to see terrain and objects and to detect and avoid obstacles at night and in conditions when visibility is limited due to smoke, haze or fog.

  Border and Maritime Patrol. Thermal imaging systems are used in airborne operations for border and maritime surveillance, particularly at night, to maintain the territorial integrity of borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling.

  Environmental Monitoring. Thermal imaging systems are used in environmental monitoring applications including forest fire detection and suppression, oil spill detection and monitoring and wildlife management.

  Ground-based Security. Thermal imaging systems are used for ground-based surveillance and perimeter security of government and military installations, particularly at night.

COMPANY STRATEGY

  The Company's objective is to strengthen its position as the leading provider of thermal imaging hardware and software to the commercial and government markets. Key elements of the Company's strategy to achieve this objective include:

  Drive Demand Through Price Performance Leadership. The Company is committed to providing high value imaging products with improved system capability and performance. The Company is rapidly incorporating new uncooled thermal imaging technology in its products, which enables the Company to provide smaller, lighter, solid state systems at a much lower cost. The Company intends to expand market share by aggressively marketing the performance advantages of its recently introduced products that incorporate this uncooled thermal imaging technology and by focusing its development efforts on new products utilizing such technology.

  Expand Penetration in Core Markets. The Company is a global market leader that provides a complete range of thermal imaging systems, image analysis software and visible light camera systems for the commercial and government markets and intends to continue to expand its market share in both markets. The Company intends to continue introducing and providing cost effective systems that utilize state-of-the-art technology while building upon its reputation for quality, service and reliability to further penetrate its core markets. In addition, the Company's extensive installed customer base provides upgrade opportunities through technology and product advances.

  Target New Market Applications. The Company intends to develop and aggressively market new products incorporating uncooled thermal imaging technology for major markets where price performance benefits were previously unavailable. By maintaining a customer-focused approach to its product development efforts, the Company is able to better identify and understand broad customer applications and develop products to meet these new market opportunities. For example, the Company is currently seeking to apply its technology to fire fighting and machine vision applications. In the future, the Company intends to develop systems for landing guidance, maritime navigation and mine detection.

  Leverage Global Sales and Marketing Organization. The Company, with eight strategic locations, has developed an extensive, worldwide, multi-channel sales and marketing network consisting of direct sales staff and independent representatives and distributors in over 50 countries. The Company believes its experience in the complexities associated with the sales and marketing of its products to distinct government and commercial markets through multiple channels around the world provides it with a competitive advantage. The Company's expertise includes an understanding of export regulations, establishing and operating sales and service centers throughout the world, and successfully understanding and addressing cultural differences. The Company also provides comprehensive training to its sales force, representatives, distributors and customers about its technology and the operation of its products. The Company intends to expand its international sales and marketing network to further penetrate existing markets and reach undeveloped markets around the world.

  Expand Software Applications. The Company intends to continue to increase the software content of its products as image analysis and application specific software become an increasingly important capability and competitive distinction among thermal imaging products. For example, with the expanded application of thermal imaging technology in machine vision and manufacturing process control applications, the Company believes it will be well positioned to take advantage of its pattern recognition and gauging image analysis software to solve critical customer problems in commercial applications such as automobile manufacturing, electronics design and food processing.

  Pursue Strategic Acquisitions. The Company frequently evaluates strategic acquisition opportunities that could enhance the Company's existing product offerings or provide an avenue for developing new complementary businesses, product lines or technologies. The Company has grown and intends to continue to grow internally as well as through the acquisition of complementary businesses, product lines or technologies. For example, in December 1997, the Company acquired AGEMA, the world leader in the design, manufacture and marketing of handheld infrared cameras that detect and measure temperature differences for a wide variety of commercial and research applications. This acquisition increased the Company's worldwide commercial thermal imaging market share, enabled the Company to enhance its product development efforts through the elimination of duplicative research and development programs, created an extensive international sales and marketing organization and allowed the Company to more efficiently focus its manufacturing operations. Additionally, on March 30, 1999, the Company consummated its merger with Inframetrics, Inc., a privately held infrared imaging company headquartered in Billerica, Massachusetts, by issuing approximately 2.3 million shares of the Company's stock for all the outstanding stock of Inframetrics. Inframetrics, with 1998 sales of $55.0 million, is one of the major suppliers of commercial thermal imaging systems in the world. The Company believes that selective acquisitions will continue to provide the Company with opportunities to broaden its technology and product offerings, expand its market presence and enter into new markets.

TECHNOLOGY

  The Company uses its expertise in diverse technologies and engineering capabilities to develop and produce sophisticated thermal imaging systems. The following describes the engineering disciplines and manufacturing processes that are integrated by the Company to produce cost-effective products and shorten the product development cycle.

  System Design and Radiometry. The Company believes that its extensive system integration experience allows it to effectively combine a wide variety of engineering disciplines necessary to design and manufacture thermal imaging systems. The Company also possesses the specialized system design knowledge required to produce thermal imaging systems that can accurately measure temperature, which is a critical tool for many commercial applications.

  Software Development. The Company utilizes both internal and external sources to develop the software capabilities necessary to simplify complex thermal imaging systems. The Company has developed Windows-based image analysis software applications that solve a variety of manufacturing process and quality control problems. The Company also has the expertise necessary to develop embedded software control systems, communications software and testing programs for its thermal imaging systems.

  Optical Design and Fabrication. The Company designs and manufactures many of the sophisticated optics that are required to gather and transmit detected thermal images with minimum distortion, allowing it to significantly shorten the product development cycle and avoid costs and delays associated with reliance on third-party optics sources.

  Electronic Design. The Company designs signal processing circuits that interface directly with the detector arrays to convert detected infrared radiation into electronic signals and designs the electronic image processing that is necessary to convert the electronic signals into standard video format. Advances in microprocessors, electric miniaturization and image processing have made significant contributions to the performance and utility of the Company's thermal imaging systems.

  Mechanical Engineering. The Company's design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques. It is critical that the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics meet high-precision mechanical tolerances. Similarly, the gyrostabilized gimbal assembly for the SAFIRE, Star SAFIRE, ULTRA 6000, UltraMedia, and UltraMedia-RS requires expertise in electro-mechanical control, gyroscopes and specialized stabilization controls.

PRODUCTS

  The Company serves the commercial and government thermal imaging markets with a variety of state-of-the-art products. Of the Company's commercial products, handheld products typically range in price from approximately $30,000 to $80,000, software image analysis products are typically priced at approximately $5,000 and airborne observation and broadcast products typically range in price from approximately $180,000 to $350,000. The Company's government products typically range in price from approximately $80,000 to $500,000. The Company's principal products are listed in the table below and described in greater detail in the following pages.


                              COMMERCIAL PRODUCTS
--------------------------------------------------------------------------------
       Product Name                         Description and Application
--------------------------------------------------------------------------------
        ThermoVision          Uncooled radiometric camera used for manufacturing
                              process control and machine vision applications
--------------------------------------------------------------------------------
         AGEMA 570            Handheld uncooled radiometric camera used for
                              condition monitoring, research and development and
                              manufacturing process control applications
--------------------------------------------------------------------------------
           Tracer             Windows-based real-time Pentium digital recording
                              system used for research and development and
                              manufacturing process control applications
--------------------------------------------------------------------------------
         AGEMA 550            Handheld radiometric camera used for condition
                              monitoring and manufacturing process control
                              applications
--------------------------------------------------------------------------------
         AGEMA 900            Handheld radiometric camera used for research and
                              development applications
--------------------------------------------------------------------------------
          Xcaliper            High precision software product used for certain
                              manufacturing process control and machine vision
                              applications
--------------------------------------------------------------------------------
        IRwin Report          Windows-based software package used for review,
                              analysis and processing of captured images
--------------------------------------------------------------------------------
         ULTRA 6000           High resolution thermal imaging system with a
                              color video camera system used for search and
                              rescue, federal drug interdiction, surveillance
                              and reconnaissance, navigation safety, border and
                              maritime patrol, and environmental monitoring
                              applications
--------------------------------------------------------------------------------
       UltraMedia-RS          Compact high resolution gyrostabilized broadcast
                              camera system used for real-time news and sports
                              coverage applications
--------------------------------------------------------------------------------
         UltraMedia           High resolution gyrostabilized broadcast camera
                              system used for real-time news and sports coverage
                              and for surveillance and reconnaissance, federal
                              drug interdiction and border and maritime patrol
                              applications
--------------------------------------------------------------------------------
       UltraMedia LE          Digital High resolution gyrostabilized broadcast
                              low light camera system used for real-time news
                              and sports coverage and for surveillance and
                              reconnaissance, federal drug interdiction and
                              border and maritime patrol applications
--------------------------------------------------------------------------------
                              GOVERNMENT PRODUCTS
--------------------------------------------------------------------------------
        Product Name                        Description and Application
--------------------------------------------------------------------------------
        Star SAFIRE           Focal plane array, high resolution thermal imaging
                              system used for search and rescue, surveillance
                              and reconnaissance, navigation safety, border and
                              maritime patrol and environmental monitoring
                              applications
--------------------------------------------------------------------------------
           SAFIRE             High resolution thermal imaging system used for
                              search and rescue, surveillance and
                              reconnaissance, navigation safety, border and
                              maritime patrol and environmental monitoring
                              applications
--------------------------------------------------------------------------------
         AGEMA 1000           Fixed or tripod mounted thermal imaging system
                              used for ground-based security
--------------------------------------------------------------------------------
    ThermoVision Sentry       Fixed or tripod mounted uncooled thermal imaging
                              system used for ground-based security
--------------------------------------------------------------------------------

  COMMERCIAL PRODUCTS. The Company offers a range of state-of-the-art thermal imaging products for a variety of applications including condition monitoring, research and development, and manufacturing process control, in addition to airborne observation and broadcast. The Company has penetrated the commercial market by developing customized products with increased flexibility and features, in addition to software analysis tools.

  The Company's handheld commercial thermal imaging systems incorporate a thermal imaging detector housed in a compact self-contained unit, a video display or viewfinder, an embedded processor and various image analysis software packages. A viewfinder much like that of a home video camera is a standard feature in most models. The thermal image can also be displayed on an independent video display. The systems also include a PC-based processor that allows accurate measurement of minute temperature differences and extensive real-time analysis and post-processing of the acquired image. Most of the Company's airborne and observation broadcast camera systems incorporate industry standard visible light broadcast cameras rather than thermal imaging cameras. The Company also manufactures dual imaging systems, including both visible light and thermal imaging cameras. The product is typically mounted to an aircraft, primarily a helicopter, and operated by the use of a hand controller, which remotely directs the stabilized turret. The broadcast camera inside the turret provides the video output that is then either recorded on a video recorder or downlinked to a production studio for live broadcast.

  ThermoVision. The ThermoVision, introduced in early 1998, is an uncooled thermal imaging camera for manufacturing process control and machine vision applications. Operating as a remote controlled "smart" sensor in supervised operation or integrated into a complete control system, the ThermoVision transmits data on a continuous real-time basis at 60 frames per second. Using built-in intelligence, the ThermoVision can process multiple areas of interest, trigger alarms or transmit control data. A variety of flexible, high-speed and reliable digital cable, fiber-optic and wireless transmission media allow for flexible system integration with controllers, computers and vision systems. Examples of ThermoVision applications include monitoring the manufacture of metal, plastic or glass cast parts and automatically making necessary adjustments in the manufacturing line on a real-time basis to ensure consistent product quality.

  AGEMA 570. The AGEMA 570, introduced in December 1997, was developed to meet the need for a high performance lightweight cost-effective portable thermal imager and is the world's first commercially available handheld radiometric thermal imaging system incorporating state-of-the-art uncooled detector technology, solid state in electronic design with instant-on performance. The detector used in the AGEMA 570 provides for accurate temperature measurement of objects from -20 degrees C to +2000 degrees C. The imager is enclosed in a single lightweight package weighing less than five pounds which facilitates one-hand, point and shoot operation. Image optimization is automatic and menu and data displays appear in any of 14 languages. The AGEMA 570 has applications across all commercial radiometric market segments. Examples of AGEMA 570 applications include locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building or container and locating roof leaks and related damage.

  Tracer. The Tracer, introduced in the first quarter of 1997, is the first industrial imaging system capable of recording and analyzing long thermal event sequences at real-time frame rates on a Windows-based PC. The Tracer combines a high-resolution thermal imaging camera, such as the AGEMA 550 and 570, with a Pentium PC, digital recording system and Windows-based image analysis software for research and development applications such as in laser design to determine the power distribution of the beam or in the development of diesel engines using ceramic-coated pistons to determine proper adhesion of the ceramic to the metal piston.

  AGEMA 550. The AGEMA 550, introduced by AGEMA in the fourth quarter of 1996, is a handheld infrared camera developed for condition monitoring applications. The AGEMA 550 uses a stirling cooled PtSi focal plane array and, in its standard version, is calibrated for temperature measurements of up to 1500 degrees C. The AGEMA 550 has built-in digital recording and is available with various lenses, for different fields of views, as well as filters and other accessories. Examples of AGEMA 550 applications include monitoring the quality of products such as paper, which depends upon proper and even moisture distribution during the drying process, and rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating nonuniform thickness that may result in a quality defect.

  AGEMA 900. The AGEMA 900, first introduced by AGEMA in 1992, is a high resolution, handheld thermal imaging system available in both short and long wave versions. The AGEMA 900, with its wide range of lenses, filters and other accessories is ideally suited for research and development applications such as evaluating the uniformity of heat distribution in the design of rubber tires.

  Xcaliper. Xcaliper image analysis software, introduced in the second quarter of 1995, is a high precision software product addressing certain industrial machine vision tasks such as gauging, part-presence or absence, edge detection and part alignment. Xcaliper software combines high speed with easy development using Visual Basic programming. It also contains pattern recognition software algorithms, which can perform high speed part orientation and inspection tasks, such as the evaluation of laser printer test sheets to ensure the precise alignment of thousands of tiny dots of ink and the minimization of ink scatter.

  IRwin Report. IRwin Report software, the latest release of which was introduced by AGEMA in 1996, allows for review, analysis and processing of captured images and data. IRwin software is a Windows-based program that is easy to use and affordable. IRwin software is typically packaged with the AGEMA 550 and 570, though it is capable of operating with data gathered from other imaging products as well.

  ULTRA 6000. The ULTRA 6000, first introduced in the third quarter of 1997, is a compact, lightweight, 5-axis gyrostabilized high performance dual imaging system that combines advanced focal plane array thermal imaging technology with a visible light color camera to provide stable, high resolution imaging capability. The ULTRA 6000 standard features include user-selected fields of view, electronic zoom, freeze frame, and up to 15:1 magnification with the visible light camera. These images can be recorded directly to videotape or transmitted live to ground centers using an optional microwave downlink. Examples of ULTRA 6000 applications include the detection and apprehension of suspects, and the monitoring of vehicle chases by law enforcement agencies.

  UltraMedia-RS. The UltraMedia-RS, introduced in the first quarter of 1997, combines many of the features of the larger UltraMedia system in a compact 35-pound configuration. The UltraMedia-RS allows small and weight restricted aircraft to gather high quality video footage from long distances, delivering a maximum of 40:1 magnification.

  UltraMedia. The UltraMedia, introduced in the first quarter of 1996, is a compact daylight broadcast system that delivers a maximum of 72:1 magnification in a lightweight, 5-axis gyrostabilized package that is ideally suited for airborne broadcast teams. It was developed to meet the needs of television stations and entertainment networks to cover live news and sporting events. The UltraMedia is also used by law enforcement agencies around the world for surveillance, suspect search and apprehension, and officer support.

  UltraMedia LE. The UltraMedia, introduced in the fourth quarter of 1998, is a compact digital lowlight broadcast system that delivers a maximum of 96:1 magnification in a lightweight, 5-axis gyrostabilized package that is ideally suited for airborne broadcast teams. It was developed to meet the needs of television stations and entertainment networks to cover live news and sporting events. The UltraMedia LE is also used by law enforcement agencies around the world for surveillance, suspect search and apprehension, and officer support.

  GOVERNMENT PRODUCTS. The Company offers a range of state-of-the-art products to government agencies. To meet the needs of these customers, the Company provides a range of products consisting of a thermal imaging system enclosed in a gyrostabilized gimbal which is typically mounted to an aircraft or ship. A thermal imaging system for the government market typically consists of a turret, an electronics module, a hand control unit and a video display monitor. The infrared sensor incorporates the most critical system components including a detector assembly, closed cycle cooler, scanner (depending on detector technology utilized), optics and electronics. The hand control unit is used to remotely direct the turret.

  Star SAFIRE. The Company's newest product for the government market, with first deliveries in June 1998, is the Star SAFIRE, a 3-axis gyrostabilized, 360 degrees field of view thermal imaging system incorporating third generation focal plane array detector technology. Using three fields of view, the system provides extended detection range capability and visually advanced imagery. The system permits multiple optical payloads in addition to the infrared detector, including a TV camera with a zoom lens for daylight operations, laser rangefinder, laser illuminator or laser designator. Examples of Star SAFIRE applications include the detection of vehicles, ships or planes transporting illegal narcotics, and search and rescue for individuals in danger or distress.

  SAFIRE. The SAFIRE system, first introduced in the second quarter of 1992, is a digital system with an advanced detector design that provides a range of features designed to satisfy the most demanding government and military customer requirements. The unit's 3-axis gyrostabilized gimbal configuration has been certified to operate at airspeeds in excess of 400 knots, ensuring that the SAFIRE can operate and produce, a stable, high resolution image when mounted on most aircraft designed for subsonic operations. The SAFIRE has a digital microprocessor, which permits optional features such as autotracking, autoscanning, laser illumination, laser rangefinder, use of a TV camera, navigation interfaces, digital image filters and freeze frame. Examples of SAFIRE applications include navigation assistance at night and in adverse weather for medical evacuation helicopters and border patrol.

  AGEMA 1000. The ground-based AGEMA 1000, first introduced by AGEMA in 1992, is a fixed or tripod mounted thermal imaging system that can detect small objects up to several kilometers away under extreme environmental conditions, day or night. Highly reliable and ready for 24-hour operation, these compact and versatile thermal imaging systems switch dual lenses at a touch of a button, optimize images automatically and offer remote control software. The AGEMA 1000 can also be integrated into a gimbal for airborne applications. Examples of AGEMA 1000 applications include perimeter security of military bases and sensitive government installations or buildings.

  ThermoVision Sentry. The ground-based ThermoVision Sentry, first introduced in the fourth quarter of 1998, is the first fixed or tripod mounted thermal imaging system utilizing uncooled detector technology. The system can detect small objects up to several kilometers away under extreme environmental conditions, day or night and incorporates an integrated Pan and Tilt mechanism. Highly reliable and ready for 24-hour operation, these compact and versatile thermal imaging systems switch dual lenses at a touch of a button, optimize images automatically and offer remote control software. Examples of ThermoVision Sentry applications include perimeter security of military bases and sensitive government installations or buildings.

CUSTOMERS

The primary customers for the Company's products include instrumentalities of domestic and foreign governments, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news-gathering agencies and various commercial enterprises.

  A substantial portion of the Company's revenues is derived from sales to agencies and instrumentalities of the U.S. Government, which aggregated more
than 10% of the Company's revenues in each of the last three years.   For the
year ended December 31, 1998, such sales represented 17.7% of the Company's total revenue. With the exception of the continuing sales to agencies and instrumentalities of the U.S. Government, the Company does not typically have continuing customers whose purchases constitute more than 10% of revenues on a year to year basis. At any given time, however, the Company may have purchase commitments from customers which, if completed, would constitute more than 10% of revenues in any given year. The failure of any such customer to complete such purchases or the loss of the agencies and instrumentalities of the U.S. Government as a customer could have a material adverse effect on the Company's business, financial position and results of operations.

SALES, DISTRIBUTION AND CUSTOMER SERVICE

  The Company believes that its sales and marketing organization is the largest in the industry and effectively covers the world with its combination of direct sales, independent representatives and distributors, application engineers and service centers. The process of selling and marketing the Company's products involves extensive product promotion, technical selling and after-sales support. The Company's commercial and government products are highly technical and have distinct characteristics and functionality. The Company's sales and service personnel undergo a comprehensive training program to educate them as to the technical aspects of the products as well as familiarize them with individual customer requirements. The Company's ongoing training programs are continuously updated for changes in technology and competition.

  The Company has distinct sales channels for commercial, airborne observation and broadcast and government customers. The Company sells its commercial thermal imaging products worldwide through a direct sales staff of more than 150 people and a network of 75 distributors (many with multiple offices) and representatives, each with an exclusive right to sell the Company's products in a defined geographic area. This network is managed by 25 regional sales managers employed by the Company. The Company sells its airborne observation and broadcast products through a seven person direct sales staff. The Company sells its government products in the United States through a 23 person direct sales staff, and internationally, through a 14 person direct sales staff and 50 independent representatives and distributors covering all major markets worldwide. The Company has a technical and customer support staff comprised of 35 people in the United States and Europe who provide application development, technical training, operational assistance, installation design and support, and software assistance to direct and indirect sales personnel as well as to customers. Additionally, the Company maintains service facilities at its factories in Portland, Oregon, Stockholm, Sweden and West Malling, U.K. and at its subsidiaries in Frankfurt, Germany, Toronto, Canada, Paris, France and Milan, Italy. Each of the Company's service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. The Company employs 35 people worldwide in its service organizations. The Company also maintains limited service capability in three additional foreign locations under the direction of its independent representatives or distributors. Product marketing by the Company involves Internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 100 trade shows per year.

BACKLOG

  The Company believes that backlog is not indicative of revenue for any future periods because the Company's sales to commercial customers are generally made pursuant to purchase orders rather than long term contracts and, accordingly, the backlog at any given time is for immediate shipments. In addition, the backlog for the government business is heavily dependent upon the timing of receipt of government contracts which may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by the Company are generally subject to cancellation, in the case of most orders included in backlog, the customer is obligated to pay certain costs and/or penalties for cancellation.

MANUFACTURING

  The Company manufactures many of the critical components of its products, including gimbals, optics, certain detectors and high speed motors, allowing the Company to minimize lead times, facilitate prompt delivery of its products, control costs and ensure that these components satisfy its quality standards. The Company purchases other parts pre-assembled, including detectors, coolers, circuit boards, cables and wiring harnesses. The Company purchases certain components from sole or limited source suppliers. In particular, the Company, through its subsidiary, FLIR Systems AB, has entered into a supply contract with Lockheed Martin for the supply of uncooled detectors for integration into the Company's line of products. Lockheed Martin is currently the only producer of uncooled detectors capable of being used in radiometric applications that is manufacturing such detectors in volume. Subject to certain exceptions, the contract provides FLIR Systems AB with the exclusive right to purchase uncooled detectors for use in the commercial thermography market and a limited, nonexclusive right to purchase uncooled detectors for use in the government market. Under the contract, FLIR Systems AB has the corresponding obligation to purchase uncooled detectors solely from Lockheed Martin. Currently, the AGEMA 570, the ThermoVision and the ThermoVision Sentry are the only products of the Company that use uncooled detectors supplied by Lockheed Martin. However, the Company intends in the future to use uncooled detectors supplied by Lockheed Martin in other handheld products or ground-based security products. While the contract provides for the delivery of a fixed number of uncooled detectors on a monthly basis, the delivery schedule may be increased or decreased by FLIR Systems AB within certain limits. Based on current and anticipated production levels and supply requirements, the Company expects that the contract will continue through the fourth quarter of 1999 or the first quarter of 2000.

  The Company has in the past, and may in the future, experience delays in receiving adequate supplies of sole and limited source components. If Lockheed Martin or any other significant sole or limited source supplier were to become unable or unwilling to continue to provide critical components in required volumes, the Company's ability to manufacture products incorporating such components would be disrupted unless the Company could identify and qualify acceptable replacement components or redesign such products with different components. No assurance can be given that additional sources would be available to the Company or that product redesign would be feasible on a timely basis or at acceptable costs. Specifically, no assurance can be given that, upon expiration of the current supply contract with Lockheed Martin, the Company will be able to successfully negotiate a new contract with Lockheed Martin for the supply of uncooled detectors on an exclusive basis or at all, or that the Company will be able to identify another source of uncooled detectors. A significant amount of the Company's revenue is expected to be derived from the sale of the AGEMA 570. Accordingly, any failure of the Company to renew the contract or identify another source of uncooled detectors would have a material adverse effect on the Company's business, financial condition and results of operations. Further, any extended interruption in the supply of sole or limited source components would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's manufacturing operations are, from time to time, audited by certain of its OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. The Company's facilities in Stockholm, Sweden and West Malling, U.K. are ISO 9000 certified.

COMPETITION

  Competition in the market for thermal imaging equipment is significant. The Company believes that the principal competitive factors in its market are performance, cost, customer service, product reputation and effective marketing and sales efforts. In addition, the Company believes that the speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities to the market are important competitive factors. The Company's competitors are different in each market segment. In the commercial market, the Company's principal competitors include Inframetrics, Inc., Raytheon Company, Cincinnati Electronics Corp., Nippon Avionics Co., Ltd., Wescam Ltd. and Media Cybernetics Image Analysis. In the government market, the Company competes with Inframetrics, Inc., General Electric Company, p.l.c., Wescam Ltd., Lockheed Martin Corp., The Boeing Company, Daimler-Benz Aerospace AG and Thompson-CSF. Many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited military and government funds. As the markets for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to the markets addressed by the Company. To remain competitive, the Company must continue to invest in and focus upon research and development and product innovation. There can be no assurance that the Company will be successful in such efforts. No assurance can be given that the Company will be able to compete effectively in the future.

PROPRIETARY RIGHTS

  The Company's ability to compete successfully and achieve future revenue growth will depend in part on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect its proprietary rights. However, the Company believes that its historical success has been primarily a function of other competitive advantages such as the skill and experience of its employees, its worldwide, multi-channel sales, distribution and servicing network and its name recognition and quality products. Although the Company currently holds United States patents covering certain aspects of its technologies, there can be no assurance that the Company will obtain additional patents or trademarks on its technology, products and trade names or that its patents or trademarks will be sufficiently broad to protect the Company's proprietary rights and will not be challenged or circumvented by competitors. Likewise, there can be no assurance that measures that the Company takes to protect its proprietary rights will be adequate to deter their misappropriation or disclosure. Any failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, because intellectual property does not necessarily represent a barrier to entry into the thermal imaging industry, there can be no assurance that the Company will be able to maintain its competitive advantage or that competitors will not develop capabilities equal or superior to that of the Company.

EMPLOYEES

  As of December 31, 1998, the Company had 662 employees of whom 63 were in administration, 189 were in engineering, 10 were in quality assurance, 213 were in manufacturing, assembly and testing and 187 were in marketing and sales. The Company has been successful in attracting and retaining highly skilled technical, marketing and management personnel to date. None of the Company's employees in the United States are represented by a union or other bargaining group. Employees in Sweden and Italy are represented by unions. The Company believes its relationships with its employees and unions are good.

ITEM 2.  PROPERTIES.
         ----------

The Company leases its facilities under various operating leases which expire in 1998 through 2004. The lease calls for fixed monthly payments over its term. The following summarized the primary facilities leased by the Company:

                                                                           Lease Expiration
                             Location                                            Date                   Square Feet
  ------------------------------------------------------------------     ----------------------     ----------------------
  FLIR Systems, Inc. -  Portland, Oregon                                           2000                     92,000
  FLIR Systems AB - Danderyd, Sweden                                               2001                     63,000
  FSI Automation, Inc. - Bothell, Washington                                       2000                      9,600
  FLIR Systems International Ltd. - West Malling, United Kingdom                   2001                     12,500
  FLIR Systems Ltd. - Toronto, Canada                                              1999                      4,200
  FLIR Systems S.A.R.L.  - Paris, France                                           1999                      2,900
  FLIR Systems GmbH - Frankfurt, Germany                                           2003                      2,200
  FLIR Systems Limited - Leighton Buzzard, United Kingdom                          1999                      4,500
  FLIR Systems s.r.l. - Milan, Italy                                               2004                      2,200

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

                                                1998                                      1997
                              --------------------------------------    --------------------------------------
                                     HIGH                  LOW                 HIGH                  LOW
                              -----------------    -----------------    -----------------    -----------------
  First Quarter...........           20.63                16.75                17.75                13.25
  Second Quarter..........           21.63                17.25                17.75                14.75
  Third Quarter...........           18.13                10.50                22.00                15.75
  Fourth Quarter..........           23.75                10.50                22.00                17.50

At December 31, 1998, there were approximately 400 holders of record of the Company's common stock and 12,025,852 shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

During quarter ended December 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 1,100 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
         ------------------------------------


                                                                           YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                               1998              1997                1996              1995              1994
                                         --------------    --------------      --------------    --------------    --------------
                                                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA

Revenue:
 Commercial...........................   $       93,172    $       43,288      $       23,059    $       16,550     $      13,172
 Government...........................           60,760            48,483              42,958            33,575            35,805
                                         --------------    --------------      --------------    --------------    --------------
  Total revenue.......................          153,932            91,771              66,017            50,125            48,977
Cost of goods sold....................           65,055            58,507     *        30,415            22,724            23,813
                                         --------------    --------------      --------------    --------------    --------------
  Gross profit........................           88,877            33,264              35,602            27,401            25,164
Operating expenses:
 Research and development.............           22,122            11,814               9,485             7,786             7,588
 Selling and other operating costs....           41,694            26,551              18,999            14,656            12,353
 Combination costs....................               --            36,450     *            --                --                --
                                         --------------    --------------      --------------    --------------    --------------
  Total operating costs...............           63,816            74,815              28,484            22,442            19,941
   Earnings (loss) from operations....           25,061           (41,551)              7,118             4,959             5,223
Interest income.......................              364               182                  44               226               705
Interest expense and other............           (3,233)           (2,103)               (819)             (795)             (172)
                                         --------------    --------------      --------------    --------------    --------------
   Earnings (loss) before income
   taxes..............................           22,192           (43,472)              6,343             4,390             5,756
Income tax provision (benefit)........            5,938           (12,884)              1,251               523               570
                                         --------------    --------------      --------------    --------------    --------------
Net earnings (loss)...................   $       16,254    $      (30,588)     $        5,092    $        3,867    $        5,186
                                         ==============    ==============      ==============    ==============    ==============

Net earnings (loss) per share:
     Basic............................   $         1.49    $        (5.23)     $         0.95    $         0.74    $         1.01
                                         ==============    ==============      ==============    ==============    ==============
     Diluted..........................   $         1.45    $        (5.23)     $         0.91    $         0.70    $         0.95
                                         ==============    ==============      ==============    ==============    ==============


BALANCE SHEET DATA:

Working capital.......................   $       75,212    $       33,461      $       44,190    $       37,884    $       35,573
Total assets..........................          201,829           153,857              75,104            56,918            49,269
Long-term debt, excluding
 Current portion......................            1,009             1,679               5,173             1,175             1,209
Total shareholders' equity............   $      124,625    $       75,189      $       49,971    $       43,470    $       39,162


* - In connection with the acquisition of AGEMA Infrared Systems AB, which was effective on December 1, 1997, the Company recorded a one-time charge of $52.5 million. The write-off consisted of $36.4 million of in-process research and development and merger-related costs, which are included as a separate line in operating expenses, and $16.1 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

Overview

  FLIR Systems, Inc., founded in 1978, is a world leader in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of commercial and government applications, including condition monitoring, research and development, manufacturing process control, airborne observation and broadcast, search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring and ground-based security.

  The Company's business is organized around two principal markets, commercial and government. Historically, a majority of the Company's revenue has been derived primarily from government sales, which accounted for 39.5% and 52.8%, respectively, of the Company's revenue for the years ended December 31, 1998 and 1997. However, the Company is shifting its product mix in favor of commercial applications, which accounted for 60.5% and 47.2%, respectively, of the Company's revenue for the years ended December 31, 1998 and 1997. The Company continues to enhance its state-of-the-art products within existing commercial and government markets, as well as develop products for new market applications that use advanced thermal imaging technology such as new "uncooled" detector technology that operates at room temperature, allowing for systems that are less expensive, smaller and lighter, and require less power to operate. Additionally, the Company has developed higher-margin image analysis software tools that enhance the capability and customization of the Company's products. As hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more critical component of the Company's products.

  On March 30, 1999, the Company consummated its merger with Inframetrics, Inc., a privately held infrared imaging company headquartered in Billerica, Massachusetts, by issuing approximately 2.3 million shares of the Company's stock for all the outstanding stock of Inframetrics. This acquisition increases the Company's worldwide commercial thermal imaging market share, enables the Company to expand its product development efforts through the elimination of duplicative research and development programs, creates an extensive sales and marketing organization and allows the Company to more efficiently focus its manufacturing efforts. Inframetrics, with 1998 sales of $55.0 million, is one
of the major suppliers of commercial thermal imaging systems in the world.   The
transaction is expected to be accounted for as a pooling of interests.

  Effective December 1, 1997, the Company acquired AGEMA, headquartered in Stockholm, Sweden. AGEMA is the world leader in the design, manufacture and marketing of handheld infrared cameras for detecting and measuring temperature differences for a wide variety of commercial and research applications. AGEMA reported revenue of $52.4 million for the year ended December 31, 1997. However, as the acquisition was accounted for as a purchase, the Company's Consolidated Statement of Operations includes AGEMA's results only for the month of December 1997.

  The acquisition of AGEMA was accomplished through the issuance of 4,162,000 shares of common stock, valued at $54.1 million, to Spectra-Physics AB, AGEMA's parent company, in exchange for all the outstanding shares of AGEMA stock. In conjunction with the acquisition, during the quarter ended December 31, 1997, the Company recognized a one-time charge of $52.5 million. The write-off consisted of $36.4 million of in-process research and development and acquisition-related costs, which were included as a separate line item in operating expenses, and $16.1 million of inventories due to the creation of duplicative product lines, which were included in cost of goods sold. In addition, the Company expects to amortize a total of approximately $20.6 million in intangible assets over periods ranging from 15 to 17 years. The Company has divided production responsibilities between its primary facilities, with handheld and ground-based products manufactured in Stockholm and government and airborne observation and broadcast products manufactured in Portland.

  Sales to customers outside of the United States accounted for approximately 55%, 47% and 32% of the Company's revenue in 1998, 1997 and 1996, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. Historically, currency fluctuations have had little impact on revenue realization. However, since the Company seeks to reduce its exposure to currency fluctuations by denominating the majority of its international sales in U.S. dollars, a decrease in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price-competitive. With the acquisition of AGEMA contributing a significant volume of sales denominated in foreign currencies, the Company has increased exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies. The Company typically experiences longer payment cycles on its international sales, which can have an adverse impact upon the Company's liquidity. In addition, a substantial portion of the Company's operations are conducted outside the United States, particularly in Sweden. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, labor union activities, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

  The Company experiences fluctuations in orders and sales due to seasonal fluctuations and customer sales cycles. Revenue in the fourth quarter of each year generally has been significantly higher than any other quarter in that year and the first, and in some cases, the second quarter of the following year, due to the seasonal pattern of contracting by the U.S. and certain foreign governments, the frequent requirement by international customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize yearly capital budgets prior to expiration. In addition, a significant portion of the Company's quarterly sales have historically occurred in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter. Such events are likely to continue to result in substantial fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

RESULTS OF OPERATIONS

The following table sets forth for the indicated periods certain items as a percentage of revenue:

                                                                                    Year Ended December 31,
                                                            --------------------------------------------------------------------
                                                                     1998                   1997                      1996
                                                            -------------------     -------------------      --------------------
Revenue:
 Commercial..............................................                 60.5 %                 47.2 %                     34.9%
 Government..............................................                 39.5                   52.8                       65.1
                                                            -------------------     -------------------      --------------------
  Total revenue..........................................                100.0                  100.0                      100.0
Cost of goods sold.......................................                 42.3                   63.8    (1)                46.1
                                                            -------------------     -------------------      --------------------
  Gross profit...........................................                 57.7                   36.2    (1)                53.9
Operating expenses:
 Research and development................................                 14.4                   12.9                       14.4
 Selling and other operating costs.......................                 27.1                   28.9                       28.8
 Combination costs.......................................                   --                   39.7                         --
                                                            -------------------     -------------------      --------------------
  Total operating expenses...............................                 41.5                   81.5                       43.2
   Earnings (loss)  from operations......................                 16.2                  (45.3)   (1)                10.7
Interest income..........................................                  0.2                    0.2                        0.1
Interest expense and other...............................                 (2.1)                  (2.3)                      (1.2)
                                                            -------------------     -------------------      --------------------
   Earnings  (loss) before income taxes..................                 14.3                  (47.4)                       9.6
Income tax provision (benefit)...........................                  3.8                  (14.0)                       1.9
Net earnings (loss)......................................                 10.5%                 (33.4)%   (1)                7.7%
                                                            ===================     ===================      ====================

(1) Excluding the one-time charge of $52.5 million in connection with the acquisition of AGEMA, costs of goods sold, gross profit, earnings from operations and net earnings in 1997 would have been 46.2%, 53.8%, 12.0% and 7.5%, respectively.

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     REVENUE. Revenue increased 67.7%, from $91.8 million in 1997 to $153.9 million in 1998. Commercial revenue increased 115.2%, from $43.3 million in 1997 to $93.2 million in 1998. This improvement was principally attributable to the inclusion of a full year of AGEMA's operations in 1998 compared to only one month in 1997; increased deliveries of the Company's handheld products, particularly the AGEMA 570 with revenue aggregating $31.1 million compared to $6.3 million in 1997; and continued strong demand for the full line of broadcast
camera systems including the UltraMedia and the UltraMedia RS.   Revenue from
the sale of thermal imaging systems to the government market increased 25.3%, from $48.5 million in 1997 to $60.8 million in 1998. This increase was primarily attributable to continued robust sales of the SAFIRE thermal imaging system, inclusion of revenue from the sales of the Star SAFIRE, which was introduced in 1998, increased deliveries to international customers, which typically have higher sales prices than domestic orders, and increased sales of the Company's ground-based surveillance products.

  Revenue increased 39.0%, from $66.0 million in 1996 to $91.8 million in 1997. Commercial revenue increased 87.7%, from $23.1 million in 1996 to $43.3 million in 1997. This improvement was principally attributable to increased sales of the UltraMedia, the Company's airborne camera system for the airborne observation and broadcast market segment, which aggregated $12.2 million in 1997 compared to $6.3 million in 1996, further production and deliveries of the Company's handheld imaging systems, which aggregated $10.9 million in 1997 compared to $4.7 million in 1996, higher international sales, and the one month contribution
from AGEMA's operations which aggregated $9.4 million.   Revenue in 1997 from
the sale of thermal imaging systems to the government market increased 12.9%, from $43.0 million in 1996 to $48.5 million in 1997. This increase was primarily due to increased sales of the SAFIRE thermal imaging system, principally to the U.S. Marine Corps and the U.S. Air Force.

  The Company has continued to benefit from its significant investment in developing a worldwide sales and distribution channel. The majority of the Company's revenue outside the United States is derived from Europe, Japan and South America. International revenue increased from $43.3 million in 1997 to $85.2 million in 1998 and accounted for approximately 55.3% of the Company's revenue in 1998, an increase from the 47.2% experienced in 1997 and the 32.0% experienced in 1996. The increase in absolute dollars and as a percentage of revenue in 1998 was primarily due to increased shipments to international government customers and increased commercial international sales as a result of the inclusion of a full year of AGEMA revenue in 1998 which was primarily international.

  Gross profit. As a percentage of revenue, gross profit increased from 36.2% in 1997 to 57.7% in 1998, primarily due to the $16.1 million write-off of duplicative inventories related to the AGEMA acquisition which were included in cost of goods sold in 1997. Exclusive of this write-off, gross margin increased from 53.8% for 1997 to 57.7% in 1998. The gross margin increase was primarily due to an increase in higher margin international sales and a higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the uncooled products, now generally exceed those margins experienced from the sale of imaging systems to the government market. This increase was mitigated, in part, by an increase in sales to the U.S. government, which aggregated $27.2 million in 1998 compared to $19.0 million in 1997 and which typically have lower margins than other sales to the government market. Gross profit, exclusive of the AGEMA-related write-off in 1997, remained relatively consistent as a percentage of revenue at 53.7% in 1997 compared to 53.9% in 1996.

  Research and development. Research and development expense increased 87.3%, from $11.8 million in 1997 to $22.1 million in 1998, and increased 24.6%, from $9.5 million in 1996 to $11.8 million in 1997. As a percentage of revenue, research and development expense increased from 12.9% in 1997 to 14.4% in 1998 and decreased from 14.4% in 1996 to 12.9% in 1997. The increase in research and development expense, in absolute dollar terms, was attributable to the inclusion of a full year of AGEMA's operations in 1998 compared to only one month in 1997 and increased research and development activities related to the introduction of the Star SAFIRE, UltraMedia LE and FireFLIR, as well as to ongoing product enhancements. Further affecting research and development expense was the reclassification of development costs directly associated with engineering revenue as cost of goods sold rather than research and development expenses. Such costs amounted to $0, $800,000 and $200,000 in 1998, 1997 and 1996,
respectively. Without these reclassifications, research and development expense as a percentage of revenue would have been 14.4%, 13.7% and 14.7% in 1998, 1997 and 1996, respectively.

  Selling and other operating costs. Selling and other operating costs increased 57.0%, from $26.6 million in 1997 to $41.7 million in 1998, and increased 39.7%, from $19.0 million in 1996 to $26.6 million in 1997. Selling and other operating costs as a percentage of revenue decreased from 28.9% in 1997 to 27.1% in 1998, and remained relatively consistent at 28.9% in 1997 and 28.8% in 1996. This increase, in absolute dollar terms, was primarily due to the inclusion of a full year of AGEMA's operations in 1998 compared to only one month in 1997, costs associated with increased revenue, particularly the increase in international sales, expenses related to the expanded operations of the Company's international operations and to increased personnel. Further, the Company has continued to expand and strengthen the direct sales and marketing staff.

  Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, miscellaneous bank charges and expenses and foreign currency transaction gains and losses. The increase from $2.1 million in 1997 to $3.2 million in 1998 and from $819,000 in 1996 to $2.1 million in 1997 was primarily due to increased short-term debt as a result of increased working capital needs during each year.

  Income taxes. The Company's effective income tax rates for 1998, 1997 and 1996 were 26.8%, 29.6% and 19.7%, respectively. The effective tax rates were substantially below the statutory rate, as the Company was able to realize the benefits of a portion of its net operating loss carryforwards and existing tax credits. Additionally, the Company recognized a net deferred tax benefit of $14.7 million and $400,000 in 1997 and 1996, respectively, under the recognition criteria of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The $14.7 million deferred tax benefit recognized in 1997 relates primarily to the $52.5 million write-off in conjunction with the AGEMA acquisition. The current portion of income tax expense consists of state, federal and foreign income taxes, as the utilization of net operating loss carryforwards and existing tax credits was limited.

  At December 31, 1998, the Company had net operating loss carryforwards aggregating $3.8 million, which expire in the years 2005 through 2010. Utilization of the Company's acquired net operating loss carryforwards from FSI Automation (formerly known as "Optimas Corporation") is limited to future earnings of FSI Automation and further limited to approximately $350,000 per year, as FSI Automation experienced a cumulative change in ownership of more than 50% within a three-year period. Additionally, the Company has various tax credits available aggregating $2.7 million which expire in the years 2007 through 2013. Finally, the Company has a $11.8 million deferred tax asset related to acquired in-process research and development. The realization of this deferred tax asset is dependent upon the ability of foreign subsidiaries to remit earnings to the US parent and is further limited to realization over a 15-year period.


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1998, the Company had notes payable, net of cash on hand, of $34.7 million compared with $20.7 million at December 31, 1997. The increase in notes payable was principally caused by increased inventories and receivables and payment of accrued payroll and other liabilities.

  Accounts receivable increased from $55.5 million at December 31, 1997, to $81.0 million at December 31, 1998. The increase in receivables was primarily due to an exceptionally large volume of shipments late in the year and the fact that much of the revenue in the fourth quarter of 1998 related to amounts due from aircraft integrators and OEMs. In many cases the Company has accepted payment terms that require the Company to wait until these customers have been paid prior to the Company receiving funds. The Company does not grant any rights of return. The Company anticipates that receivable levels and days sales outstanding will decline in 1999 as a higher proportion of revenue is derived from commercial customers which tend to have a shorter collection cycle.

  Inventories increased from $34.7 million at December 31, 1997, to $53.0 million at December 31, 1998. The increase in inventories was primarily attributable to the build-up of inventories to support the Company's new products, including the Star SAFIRE, UltraMedia LE and the FireFLIR, the build-up of finished goods inventories in anticipation of sales of products in 1999 as part of the Company's plan to reduce component inventories, and the build-up of finished goods on certain contracts that were delayed into 1999. Finished goods inventories aggregated $17.5 million at December 31, 1998, compared to $894,000 at December 31, 1997.

  The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $12.2 million in 1998 compared to $10.8 million in 1997. A large percentage of the 1998 expenditures related to the replacement of the Company's enterprise resource planning (ERP) system and other Year 2000 compliance issues. Such expenditures have aggregated approximately $4.0 million.

  At December 31, 1998, the Company had available a $42.0 million line of credit which bears interest at LIBOR plus 1.75% (7.0% at December 31, 1998) secured by all the Company's assets. The loan agreement governing the line of credit requires the Company to maintain certain financial ratios and restricts the Company from taking certain significant actions, including incurring additional debt or making acquisitions, without the consent of the bank. Additionally, the Company, through one of its subsidiaries, has a 40.0 million Swedish Kroner (approximately $5.0 million) line of credit, which bears interest at 4.7% at December 31, 1998. The Company had $37.4 million outstanding under the lines of credit at December 31, 1998. On March 30, 1999, the Company expanded the $42.0 million credit facility to $70.0 million, approximately $24.0 million of borrowings in the new line of credit were utilized to pay off existing debt of Inframetrics, Inc. at the time of the merger.

  The use of cash by operating activities is primarily due to the increases in inventories and receivables and the decrease in accrued liabilities discussed above. The Company believes that its existing cash and available credit facilities together with continuing efforts to expedite the collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

IMPACT OF THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or its significant suppliers or customers fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's business, operations, cash flows and financial conditions.

The Year 2000 issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company identified that the internal manufacturing system acquired by the Company in connection with the acquisition of AGEMA is not Year 2000 compliant, and has begun the installation of a new enterprise resource planning system, both hardware and software, to correct this deficiency. The Company's existing product line is being tested and reviewed to ensure Year 2000 compliance, and the Company's products under development are being designed to be Year 2000 compliant. Additionally, the Company is evaluating Year 2000 compliance on products from its suppliers and partners. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is estimated to be approximately $6.5 million and is being funded through existing cash resources. A contingency plan has not been developed for dealing with the most reasonably likely worst-case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems. Additionally, we cannot completely ensure that the Company's computer systems and software products do not contain undetected problems associated with Year 2000 Compliance. Such problems, should they occur, may result in adverse effects on future operating results.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's Securities and
Exchange Commission fillings and reports.   In addition, such statements could
be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. If the Company does update or correct one or more forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

This item includes the following financial information:

                                         STATEMENT                                                       Page
--------------------------------------------------------------------------------------------     -------------------
Report of PricewaterhouseCoopers LLP, Independent Accountants...............................             22
Consolidated Statement of Operations for the Years Ended December 31,
   1998, 1997 and  1996.....................................................................             23
Consolidated Balance Sheet as of December 31, 1998 and 1997.................................             24
Consolidated Statement of Shareholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996.........................................................             25
Consolidated Statement of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996......................................................................             26
Notes to the Consolidated Financial Statements..............................................             27
Quarterly Financial Data (Unaudited)........................................................             41

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of FLIR Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of FLIR Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
April 15, 1999

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                          Year Ended December 31,
                                                               --------------------------------------------
                                                                  1998             1997             1996
                                                               -----------      -----------      ----------
Revenue:
  Commercial...............................................       $ 93,172         $ 43,288         $23,059
  Government...............................................         60,760           48,483          42,958
                                                               -----------      -----------      ----------
      Total revenue........................................        153,932           91,771          66,017

Cost of goods sold.........................................         65,055           58,507          30,415
Research and development...................................         22,122           11,814           9,485
Selling and other operating costs..........................         41,694           26,551          18,999
Combination costs..........................................             --           36,450              --
                                                               -----------      -----------      ----------
                                                                   128,871          133,322          58,899

    Earnings (loss) from operations........................         25,061          (41,551)          7,118

Interest income............................................            364              182              44
Interest expense and other.................................         (3,233)          (2,103)           (819)
                                                               -----------      -----------      ----------
    Earnings (loss) before income taxes....................         22,192          (43,472)          6,343

Income tax provision (benefit).............................          5,938          (12,884)          1,251
                                                               -----------      -----------      ----------

Net earnings (loss)........................................       $ 16,254         $(30,588)        $ 5,092
                                                               ===========      ===========      ==========

Net earnings (loss) per share:
   Basic...................................................          $1.49           $(5.23)          $0.95
                                                               ===========      ===========      ==========
   Diluted.................................................          $1.45           $(5.23)          $0.91
                                                               ===========      ===========      ==========

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except for share data)

                                                       ASSETS
                                                                                           December 31,
                                                                                 -------------------------------
                                                                                      1998              1997
                                                                                 -------------     -------------
Current assets:
 Cash and cash equivalents...................................................         $  2,660          $  5,884
 Accounts receivable, net....................................................           80,984            55,463
 Inventories.................................................................           52,986            34,724
 Prepaid expenses............................................................            5,902             3,516
 Deferred income taxes.......................................................            4,915             6,894
                                                                                 -------------     -------------
   Total current assets......................................................          147,447           106,481
Property and equipment, net..................................................           24,654            18,423
Software development costs, net..............................................              488             1,043
Deferred income taxes........................................................            9,501             9,979
Intangible assets, net.......................................................           15,936            14,013
Other assets.................................................................            3,803             3,918
                                                                                 -------------     -------------
                                                                                      $201,829          $153,857
                                                                                 =============     =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable...............................................................         $ 37,360          $ 26,558
 Accounts payable............................................................           18,942            15,493
 Accounts payable to related parties.........................................               --             6,228
 Accrued payroll and other liabilities.......................................           12,618            19,105
 Accrued income taxes........................................................            2,709               363
 Current portion of long-term debt...........................................              606             5,273
                                                                                 -------------     -------------
   Total current liabilities.................................................           72,235            73,020
Long-term debt...............................................................            1,009             1,679
Pension liability............................................................            3,960             3,969

Commitments  and contingencies...............................................               --                --

Shareholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   no shares issued at December 31, 1998 or 1997.............................               --                --
 Common stock, $0.01 par value, 30,000,000 shares authorized,
   12,025,852 and 9,756,458 shares issued at  December 31, 1998 and 1997,
   respectively..............................................................              120                98
 Additional paid-in capital..................................................          132,564            97,684
 Accumulated deficit.........................................................           (6,077)          (22,331)
 Accumulated other comprehensive income......................................           (1,982)             (262)
                                                                                 -------------     -------------
   Total shareholders' equity................................................          124,625            75,189
                                                                                 -------------     -------------
                                                                                      $201,829          $153,857
                                                                                 =============     =============

   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)


                                                                                                      Additional     Retained
                                                    Preferred Stock             Common Stock            Paid-in      Earnings
                                               -------------------------  -------------------------
                                                  Shares       Amount        Shares       Amount        Capital      (Deficit)
                                               ------------  -----------  ------------  -----------  ------------   ----------
                                                                  $0.01                      $0.01
Authorized..................................    10,000,000    par value    30,000,000    par value
                                               ============  ===========  ============  ===========
Balance, December 31, 1995..................            --        $  --     5,283,365        $  53      $ 40,252     $  3,165
   Net earnings for the year................            --           --            --           --            --        5,092
   Common stock options exercised...........            --           --        70,788            1           587           --
   Common stock issued pursuant to
       stock option plans...................            --           --        33,330           --           398           --
   Income tax benefit from stock
       options exercised....................            --           --            --           --           596           --
   Translation adjustment...................            --           --            --           --            --           --
                                               ------------  -----------  ------------  -----------  ------------   ----------
Balance, December 31, 1996..................            --           --     5,387,483           54        41,833        8,257
Comprehensive income, year ended
   December 31, 1996........................
   Net (loss) for the year..................            --           --            --           --            --      (30,588)
   Common stock options exercised...........            --           --       206,975            2         1,460           --
   Common stock issued for acquisition......            --           --     4,162,000           42        54,064           --
   Income tax benefit from stock
       options exercised....................            --           --            --                        327           --
   Translation adjustment...................            --           --            --           --            --           --
                                               ------------  -----------  ------------  -----------  ------------   ----------
Balance, December 31, 1997..................            --           --     9,756,458           98        97,684      (22,331)
Comprehensive income, year ended
   December 31, 1997........................
   Net earnings for the year................            --           --            --           --            --       16,254
   Common stock options exercised...........            --           --       159,764            1         1,670           --
   Common stock issued pursuant to
     stock option plans.....................            --           --       111,130            1         1,181           --
   Common stock issued......................            --           --     1,998,500           20        32,656           --
   Cost of stock issuance...................            --           --            --           --          (627)          --
   Translation adjustment...................            --           --            --           --            --           --
                                               ------------  -----------  ------------  -----------  ------------   ----------
Balance, December 31, 1998..................            --        $  --    12,025,852        $ 120      $132,564     $ (6,077)
                                               ============  ===========  ============  ===========  ============   ==========
Comprehensive income, year ended
   December 31, 1998........................

                                                   Accumulated
                                                      Other                           Total
                                                  Comprehensive                   Comprehensive

                                                      Income          Total           Income
                                                 ---------------  -------------  ---------------
Authorized..................................

Balance, December 31, 1995..................            $    --       $ 43,470         $     --
   Net earnings for the year................                 --          5,092            5,092
   Common stock options exercised...........                 --            588               --
   Common stock issued pursuant to
       stock option plans...................                 --            398               --
   Income tax benefit from stock
       options exercised....................                 --            596               --
   Translation adjustment...................               (173)          (173)            (173)
                                                 ---------------  -------------  ---------------
Balance, December 31, 1996..................               (173)        49,971
Comprehensive income, year ended
   December 31, 1996........................                                           $  4,919
                                                                                 ===============
   Net (loss) for the year..................                 --        (30,588)         (30,588)
   Common stock options exercised...........                 --          1,462               --
   Common stock issued for acquisition......                 --         54,106               --
   Income tax benefit from stock
       options exercised....................                 --            327               --
   Translation adjustment...................                (89)           (89)             (89)
                                                 ---------------  -------------  ---------------
Balance, December 31, 1997..................               (262)        75,189
Comprehensive income, year ended
   December 31, 1997........................                                           $(30,677)
                                                                                 ===============
   Net earnings for the year................                 --         16,254           16,254
   Common stock options exercised...........                 --          1,671               --
   Common stock issued pursuant to
     stock option plans.....................                 --          1,182               --
   Common stock issued......................                 --         32,676               --
   Cost of stock issuance...................                 --           (627)              --
   Translation adjustment...................             (1,720)        (1,720)          (1,720)
                                                 ---------------  -------------  ---------------
Balance, December 31, 1998..................            $(1,982)      $124,625
                                                 ===============  =============
Comprehensive income, year ended
   December 31, 1998........................                                           $ 14,534
                                                                                 ===============

  The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                   Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                         1998               1997               1996
                                                                   --------------     --------------     --------------
Cash used by operating activities:
 Net earnings (loss)...........................................          $ 16,254           $(30,588)           $ 5,092
 Income charges not affecting cash:
  In-process research and development write-off................                --             33,600                 --
  Depreciation.................................................             5,109              2,689              1,972
  Amortization.................................................             2,412                680                481
  Disposal and write-offs of property and equipment............               446                333                239
  Deferred income taxes........................................             2,457            (13,796)              (400)
 Changes in certain working capital components:
  Increase in accounts receivable..............................           (25,521)           (18,210)            (3,413)
  (Increase) decrease in inventories...........................           (18,262)             8,966             (9,847)
  Increase in prepaid expenses.................................            (2,386)               (35)            (1,112)
  (Increase) decrease in other assets..........................              (115)               609               (329)
  Increase in accounts payable.................................             3,449              4,981              2,151
  (Decrease) increase in accounts payable to related parties...            (6,228)               976               (145)
  (Decrease) increase in accrued payroll and other liabilities.            (6,487)             4,446                (58)
  Increase (decrease) in accrued income taxes..................             2,346               (767)               488
                                                                   --------------     --------------     --------------
Cash used by operating activities..............................           (26,526)            (6,116)            (4,881)
                                                                   --------------     --------------     --------------
Cash used by investing activities:
 Additions to property and equipment...........................           (12,217)           (10,843)            (5,526)
 Net cash acquired with AGEMA..................................                --                805                 --
 Increase in intangible assets.................................            (2,880)                --                 --
 Software development costs....................................              (239)              (703)              (630)
                                                                   --------------     --------------     --------------
Cash used by investing activities..............................           (15,336)           (10,741)            (6,156)
                                                                   --------------     --------------     --------------
Cash provided by financing activities:
 Net increase in notes payable.................................            10,802             19,971              4,309
 Proceeds from long-term debt..................................                --                995              5,817
 Repayments of long-term debt including current portion........            (5,337)              (593)              (877)
 Reduction of pension liability................................                (9)              (107)                --
 Proceeds from common stock issued.............................            32,676                 --                 --
 Cost of common stock issuance.................................              (627)                --                 --
 Proceeds from exercise of stock options and shares issued
   pursuant to incentive stock option plans, including
   tax benefit.................................................             2,853              1,789              1,582
                                                                   --------------     --------------     --------------
Cash provided by financing activities..........................            40,358             22,055             10,831
                                                                   --------------     --------------     --------------
Effect of exchange rate changes on cash........................            (1,720)               (89)              (173)
                                                                   --------------     --------------     --------------
Net (decrease) increase in cash................................            (3,224)             5,109               (379)
Cash and cash equivalents, beginning of year...................             5,884                775              1,154
                                                                   --------------     --------------     --------------
Cash and cash equivalents, end of year.........................          $  2,660           $  5,884            $   775
                                                                   ==============     ==============     ==============


  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

The Company is a world leader in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of applications in commercial and government markets. The Company's thermal imaging systems use advanced infrared technologies that detect infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in daylight or total darkness and through obscurants such as smoke, haze and most types of fog. The Company's products can also incorporate visible light cameras, proprietary image analysis software and gyrostabilized gimbal technology. The Company's products come in a variety of configurations such as handheld or ground-based systems, or can be mounted on ships, helicopters or fixed-wing aircraft. The Company's products provide state-of-the-art imaging technology coupled with competitive price performance characteristics for existing commercial and government applications, including condition monitoring, research and development, manufacturing process control, airborne observation and broadcast, search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring and ground-based security. The Company has also developed innovative new products utilizing advanced "uncooled" thermal imaging technology, which allows for less-expensive, smaller, lighter, solid-state systems that require less power to operate. In addition, the Company's product configurations and image analysis software tools increase the Company's ability to provide products tailored to meet individual customer requirements.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recognition of revenue
----------------------

Revenue on commercial sales is generally recognized upon shipment. Government sales often require significant integration with other aircraft components and related revenue is generally recognized when products are shipped from the Company's facilities and realization is reasonably assured. Adjustments in estimates, which can affect both revenues and earnings, are made in the period in which the information necessary to make the adjustment becomes available. Provisions for estimated losses on sales or related receivables are recorded when identified.

Cash and cash equivalents
-------------------------

The Company considers short-term investments which are highly liquid, readily convertible into cash and have original maturities of less than three months to
be cash equivalents for purposes of the statement of cash flows.   The Company
generally invests its excess cash in investment grade, short-term commercial paper which is held to maturity. At December 31, 1998, the Company did not hold any short-term investments.

Inventories
-----------

Inventories are stated at the lower of average cost or market.

---------------------------------------------------------------------------

Property and equipment
----------------------

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Such lives range from three to ten years.

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

Earnings per share
------------------

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed
using the treasury stock method for stock options.    In 1997, the Company
adopted Statement of Financial Accounting Standards No. 128, "Earnings per
Share."   The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                                              December 31,
                                                          ---------------------------------------------------
                                                                1998              1997              1996
                                                          ---------------   ---------------   ---------------
Weighted average number of common shares
   outstanding.........................................            10,875             5,843             5,361
Assumed exercise of stock options net of
   shares assumed reacquired under the treasury
   stock method........................................               335                --               263
                                                          ---------------   ---------------   ---------------
Diluted shares outstanding.............................            11,210             5,843             5,624
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

---------------------------------------------------------------------------

Statement of cash flows
-----------------------

Cash paid for interest and income taxes amounted to the following (in thousands):

                                                                     Year ended December 31,
                                                   ---------------------------------------------------------
                                                          1998                1997                1996
                                                   -----------------   -----------------   -----------------
Cash paid for:
   Interest.....................................         $3,349              $1,508               $ 782
   Taxes........................................         $3,592              $1,549               $ 763

The non-cash portion of the AGEMA acquisition in December 1997 was excluded from the 1997 statement of cash flows (see Note 16).

Fair value of financial assets and liabilities
----------------------------------------------

The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximates fair value as of December 31, 1998, except for the patent note
described in Note 9.   Interest has been imputed on the patent note at 14%,
which exceeds the current market rate for this type of note. Therefore, the fair value of this note is estimated to be approximately $14,000 in excess of its recorded value at December 31, 1998.

Stock-based compensation
------------------------

The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method described in SFAS No. 123. The Company elected to continue to follow the provisions of APB 25 (see Note 13).

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

---------------------------------------------------------------------------

Comprehensive income
--------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted this standard as of January 1, 1998.

Translation adjustment represents the Company's only other comprehensive income item. Translation adjustment represents unrealized gains/losses resulting from the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Recent accounting pronouncements
--------------------------------

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities." The Company plans to adopt SFAS No. 133 in 1999, however, management believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

NOTE 2 - OTHER OPERATING COSTS
------------------------------

Selling and other operating costs consist of the following (in thousands):

                                                                         Year ended December 31,
                                                         -----------------------------------------------------
                                                               1998               1997               1996
                                                         ---------------   ----------------   ----------------
Representative commissions............................           $ 7,416            $ 3,371            $ 1,587
Allowance for doubtful accounts.......................               165                839              1,260
Other selling, general and
   Administrative expenses............................            34,113             22,341             16,152
                                                         ---------------   ----------------   ----------------
                                                                 $41,694            $26,551            $18,999
                                                         ===============   ================   ================

NOTE 3 - INCOME TAXES
---------------------

SFAS No. 109, "Accounting for Income Taxes," requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events and basis differences that have been recognized in the Company's
financial statements and tax returns.   Under this method, deferred tax
liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

-----------------------------------

The provision (benefit) for income taxes is as follows (in thousands):

                                                                           Year ended December 31,
                                                         ---------------------------------------------------------
                                                                1998                 1997                1996
                                                         ----------------    -----------------    ----------------
Current tax expense:
   Federal............................................   $          1,550    $             377    $          1,361
   State..............................................                 --                   --                 290
   Foreign............................................              1,931                  538                  --
                                                         ----------------    -----------------    ----------------
                                                                    3,481                  915               1,651
                                                         ----------------    -----------------    ----------------
Deferred tax expense (benefit):
   Federal............................................              4,990              (16,566)                675
   State..............................................                198               (1,817)                144
   Foreign............................................                 --                  478                  --
                                                         ----------------    -----------------    ----------------
                                                                    5,188              (17,905)                819
                                                         ----------------    -----------------    ----------------
(Decrease) increase in valuation allowance............             (2,731)               4,106              (1,219)
                                                         ----------------    -----------------    ----------------
Total provision (benefit).............................   $          5,938    $         (12,884)   $          1,251
                                                         ================    =================    ================

Deferred tax assets (liabilities) are composed of the following components (in thousands):

                                                                                    December 31,
                                                                     ----------------------------------------
                                                                             1998                  1997
                                                                     ------------------    ------------------
Allowance for doubtful accounts...................................   $              971    $              759
Warranty reserve..................................................                  377                   392
Inventory basis differences.......................................                1,101                 2,841
Accrued liabilities...............................................                2,455                 1,841
Other.............................................................                   11                 1,061
                                                                     ------------------    ------------------
Net current deferred tax assets...................................   $            4,915    $            6,894
                                                                     ==================    ==================

Acquired in-process research and development......................   $           11,846    $           12,768
Net operating loss carryforwards..................................                1,406                 3,358
Credit carryforwards..............................................                2,673                 1,334
Depreciation......................................................                 (254)                 (196)
Software development costs........................................                 (185)                 (396)
Intangible assets.................................................               (1,003)                   --
Unremitted foreign earnings.......................................                 (824)                   --
                                                                     ------------------    ------------------
Gross long-term deferred tax asset................................               13,659                16,868
Deferred tax asset valuation allowance............................               (4,158)               (6,889)
                                                                     ------------------    ------------------
Net long-term deferred tax asset..................................   $            9,501    $            9,979
                                                                     ==================    ==================

-----------------------------------

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                         Year ended December 31,
                                                         -----------------------------------------------------
                                                                1998               1997               1996
                                                         ---------------    ---------------    ---------------
Statutory federal tax rate............................              34.0%             (34.0)%             34.0%
Increase (decrease) in rates resulting from:
State taxes...........................................               2.1               (4.2)               4.5
Foreign sales corporation benefit.....................              (1.5)              (2.7)              (3.2)
Utilization of research and development credits.......              (4.5)                --              (11.3)
(Decrease) increase in valuation allowance............             (12.3)               9.5               (6.3)
Non-deductible expenses...............................               8.2                0.4                 --
Other.................................................               0.8                1.4                2.0
                                                         ---------------    ---------------    ---------------
Effective tax rate....................................              26.8%             (29.6)%             19.7%
                                                         ===============    ===============    ===============

As of December 31, 1998, the Company had net operating loss carryforwards which aggregated $3,795,000 and expire in the years 2005 through 2010. Utilization of the Company's acquired net operating loss carryforwards from FSI Automation (formerly known as "Optimas Corporation") is limited to future earnings of FSI Automation and is further limited to approximately $350,000 per year, as FSI Automation has experienced a cumulative change in ownership of more than 50% within a three-year period. In addition, the Company has various tax credits available aggregating $2,673,000 as of December 31, 1998, which expire in the years 2007 through 2013.

U.S. and foreign withholding taxes are provided on the earnings of foreign subsidiaries. The Company is required to remit earnings of foreign subsidiaries in order to realize the benefit of the acquired in-process research and development deferred tax assets. The valuation allowance related to long-term deferred tax assets was decreased in 1998 due to the effects that foreign subsidiaries profitability had on management's assessment of the amount of deferred tax asset that is more likely than not to be realized in the future.

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are net of an allowance for doubtful accounts of $2,906,000 and $2,483,000 at December 31, 1998 and 1997, respectively.


NOTE 5 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1998                 1997
                                                                     -----------------    -----------------
   Raw material and subassemblies.................................             $28,996              $26,631
   Work-in-progress...............................................               7,378                9,995
   Finished goods.................................................              17,472                  894
                                                                     -----------------    -----------------
                                                                                53,846               37,520
   Less progress payments received from customers.................                (860)              (2,796)
                                                                     -----------------    -----------------
                                                                               $52,986              $34,724
                                                                     =================    =================

NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1998                 1997
                                                                     -----------------    -----------------
   Machinery and equipment........................................            $ 25,828              $20,099
   Office equipment and other.....................................              12,833                7,632
                                                                     -----------------    -----------------
                                                                                38,661               27,731
   Less accumulated depreciation..................................             (14,007)              (9,308)
                                                                     -----------------    -----------------
                                                                              $ 24,654              $18,423
                                                                     =================    =================

Property and equipment includes the cost of equipment held by the Company under capital lease agreements. Such cost and related accumulated depreciation aggregated $2,475,000 and $1,978,000, respectively, at December 31, 1998, and $3,674,000 and $1,939,000 respectively, at December 31, 1997.


NOTE 7 - SOFTWARE DEVELOPMENT COSTS
-----------------------------------

Software development costs are summarized as follows (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1998                 1997
                                                                     -----------------    -----------------
   Software development costs.....................................               $ 765              $ 2,236
   Less accumulated amortization..................................                (277)              (1,193)
                                                                     -----------------    -----------------
                                                                                 $ 488              $ 1,043
                                                                     =================    =================

During 1998, the Company sold the Optimas software product line for $1,500,000. Related to this sale, the Company wrote off all capitalized software costs and related accumulated amortization, which aggregated $1,710,000 and $1,225,000, respectively. The unamortized balance of the capitalized software sold, which aggregated $485,000, is included in cost of sales as amortization expense for the year ended 1998.

Amortization of capitalized software costs aggregated $794,000, $459,000 and $300,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 8 - NOTES PAYABLE
----------------------

The Company has a $42,000,000 line of credit bearing interest at LIBOR plus 1.75% (7.0% at December 31, 1998), which is secured by all assets of the Company and expires on June 1, 2000. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kroner (approximately $4,932,000) line of credit at 4.7% at December 31, 1998. At December 31, 1998 and 1997, the Company had $37,360,000 and $26,558,000, respectively, outstanding against these lines. Standby letters of credit were outstanding at December 31, 1998, totaling $662,000. In conjunction with the completion of the Inframetrics transaction on March 30, 1999 (see Note 17), the Company's line of credit was increased to $70,000,000. Approximately $24,000,000 million of the line of credit was utilized to payoff existing Inframetrics debt at the time of merger.

NOTE 9 - LONG-TERM DEBT
-----------------------

Long-term debt is summarized as follows (in thousands):

                                                                                   December 31,
                                                                     --------------------------------------
                                                                             1998                 1997
                                                                     -----------------    -----------------
   Note payable - patent..........................................              $  109              $   206
   Note payable to bank; 7.75% interest rate.  Paid in full in
    1998..........................................................                  --                4,609
   Capital leases.................................................               1,506                2,137
                                                                     -----------------    -----------------
                                                                                 1,615                6,952
   Less current portion...........................................                (606)              (5,273)
                                                                     -----------------    -----------------
                                                                                $1,009              $ 1,679
                                                                     =================    =================

The patent note calls for annual payments through 1999 of $70,000 plus an adjustment for changes in the Consumer Price Index. Because the note did not include a stated interest rate, interest has been imputed at a rate of 14%. The Consumer Price Index was estimated assuming an average increase of 5% per year. Payments of $119,000, $116,000 and $115,000 were made in the years ended December 31, 1998, 1997 and 1996, respectively. The related patent was capitalized based on the present value, at inception, of the patent note of $683,000. The patent was fully amortized as of December 31, 1990.


NOTE 10 - PENSION PLANS
-----------------------

The Company offers most of the employees outside the United States participation in defined benefit pension plans.

A summary of the components of the net periodic pension expense for the defined benefit plans for substantially all employees outside the United States follows (in thousands):

                                                                           1998                   1997
                                                                   ------------------    --------------------
Change in benefit obligation:
  Projected benefit obligation at beginning of the period.......               $3,421
  Service costs.................................................                   --
  Interest costs................................................                  278
  Actuarial loss................................................                  241
  Benefits paid.................................................                  (57)
  Foreign currency exchange changes.............................                 (288)
                                                                   ------------------
  Projected benefit obligation at December 31...................                3,595
                                                                   ------------------
Fair value of plan assets at January 1..........................                   --                  $   --
Funded status...................................................                3,595                   3,421
Unrecognized net (loss) gain....................................                  (73)                     90
Unrecognized transition obligation..............................                  438                     458
                                                                   ------------------    --------------------
Pension liability recognized....................................               $3,960                  $3,969
                                                                   ==================    ====================

Changes in benefit obligation amounts are not reflected for 1997 since the pension plan for employees outside the United States was acquired with AGEMA in December 1997, (see Note 16).

Assumptions used for the defined benefit pension plans were as follows:

                                                                           1998                 1997
                                                                   -----------------    -----------------
Weighted average discount rate..................................                5.00%                6.00%
Rates of increase in compensation levels........................                2.50%                3.00%
Inflation rate..................................................                1.50%                2.00%

-------------------------------------

Components of net periodic benefit cost are as follows (in thousands):

                                                                                1998
                                                                        -----------------
       Interest costs..........................................         $             278
       Amortization of transition costs........................                       (35)
       Net periodic pension costs                                       -----------------
                                                                        $             243
                                                                        =================

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases its primary facilities under various operating leases which expire in 1999 through 2004. Total rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $3,190,000, $1,940,000 and $1,471,000, respectively.

Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 1998 are as follows (in thousands):

                                                                Capital              Operating
                                                                 leases                leases
                                                             ----------------      ---------------
         1999.........................................       $            610      $         2,580
         2000.........................................                    499                2,152
         2001.........................................                    427                1,016
         2002.........................................                    198                  165
         2003.........................................                     39                  129
         Thereafter...................................                     --                   12
                                                             ----------------      ---------------
      Total minimum lease payments....................                  1,773      $         6,054
                                                                                   ===============
      Less amount representing interest...............                   (267)
                                                             ----------------
      Present value of lease payments.................       $          1,506
                                                             ================

The Company has a 401(k) Savings and Retirement Plan (the "Plan") to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company recorded matching contributions of $678,000, $511,000 and $533,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 12 - CAPITAL STOCK
-----------------------

In 1998, the Company increased the number of shares of common stock reserved for future issuance pursuant to its incentive stock plans to 4,269,400. Under the plans, restricted stock, incentive stock options or non-qualified stock options may be granted to employees, consultants or non-employee directors of the Company with an exercise price of not less than the fair market value of the stock on the date of grant. Options granted pursuant to the plans expire ten years from date of grant and the plan terminates in 2003.

Under the 1992 incentive stock plan, 430,000 shares of common stock were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achievement of specified performance goals. Shares granted in 1998 and 1997 aggregated 133,500 and 115,000 shares, respectively. Of the shares granted, 53,630 and 57,500 shares were earned in 1998 and 1997, respectively, based upon achievement of specified performance goals. Shares granted which are not issued lapse and cease to be subject to the award. Compensation expense related to these awards in the amounts of $1,050,000, $1,747,000 and $398,000 was recorded in 1998, 1997 and
1996, respectively, and is included in selling and other operating costs. At December 31, 1998, there were 81,500 shares available for future awards.

------------------------------------

On July 6, 1998, the Company completed a secondary public offering of 2,399,130 shares of common stock, including 1,638,630 shares of common stock issued and sold by the Company. Additionally, on July 24, 1998, the underwriters exercised the over-allotment option related to the secondary offering and the Company issued and sold an additional 359,870 shares of common stock. The net proceeds of $32,049,000 were utilized to repay in full a payable to a related party, which aggregated approximately $4,985,000, and to reduce amounts outstanding under the Company's lines of credit.

NOTE 13 - STOCK OPTIONS
-----------------------

The Company has elected to account for its stock-based compensation under APB 25; however, as required by SFAS No. 123, the Company has computed for pro forma disclosure purposes the value of options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1998, 1997 and 1996 were a risk-free interest rate of 5.7%, 6.0% and 5.2%, respectively; an expected dividend yield of 0%; an expected life of three years; and an expected volatility of 48.4%, 40.2% and 22.7%, respectively.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1998, 1997 and 1996, the total value of the options granted was computed to be $2,440,000, $1,879,000 and $819,000, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net earnings and pro forma net earnings per share would have been as follows (in thousands, except per share data):

                                                                           Year Ended December 31,
                                                            ----------------------------------------------------
                                                                  1998               1997              1996
                                                            ---------------   ---------------    ---------------
     Net earnings (loss)- as reported....................           $16,254          $(30,588)            $5,092
     Net earnings (loss) - pro forma.....................           $15,092          $(31,353)            $4,593
     Earnings (loss) per share:
          Basic - as reported............................           $  1.49          $  (5.23)            $ 0.95
          Diluted - as reported..........................           $  1.45          $  (5.23)            $ 0.91
     Earnings (loss) per share:
          Basic - pro forma..............................           $  1.39          $  (5.37)            $ 0.86
          Diluted - pro forma............................           $  1.35          $  (5.37)            $ 0.82

The effects of applying SFAS No. 123 for providing pro forma disclosure for 1998, 1997 and 1996 are not likely to be representative of the effects on reported net earnings and earnings per share for future years, since options vest over several years and additional awards may be made.

-----------------------------------

The table below summarizes the Company's stock option activity:

                                                                                              Weighted Average
                                                                       Shares                  Exercise Price
                                                              ----------------------      ----------------------
     Balance at December 31, 1995........................                    828,571                      $ 9.41
     Granted.............................................                    331,000                       11.07
     Exercised...........................................                    (70,788)                       8.41
     Terminated..........................................                    (27,757)                      11.56
                                                              ----------------------      ----------------------
     Balance at December 31, 1996........................                  1,061,026                        9.94
     Granted.............................................                    361,500                       15.38
     Exercised...........................................                   (206,975)                       7.97
     Terminated..........................................                    (92,378)                      11.41
                                                              ----------------------      ----------------------
     Balance at December 31, 1997........................                  1,123,173                       11.96
     Granted.............................................                    368,000                       17.37
     Exercised...........................................                   (159,764)                      10.46
     Terminated..........................................                   (104,710)                      13.86
                                                              ----------------------      ----------------------
     Balance at December 31, 1998........................                  1,226,699                      $13.61
                                                              ======================      ======================

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and the remaining contractual lives by group of similar price and grant dates:

                                                                                                     Weighted
                                                                                Weighted             Average
                                                     Number of                   Average            Remaining
              Exercise Price Range                     Shares                 Exercise Price       Contractual Life
----------------------------------------------     -------------------     -------------------   -------------------
                  $ 1.63 - $ 5.23                              125,249                  $ 4.98                   2.5
                  $ 9.13 - $13.69                              407,449                   11.46                   6.2
                  $13.75 - $20.50                              651,501                   16.14                   8.5
                  $20.63 - $21.38                               42,500                   20.93                   9.4
                                                   -------------------     -------------------   -------------------
                                                             1,226,699                  $13.61                   7.1
                                                   ===================     ===================   ===================

Options exercisable at December 31, 1998, totaled 680,127 shares at a weighted average exercise price of $11.67. Options available for grant at December 31, 1998 totaled 2,122,687 shares.

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

     The Company and Hughes Aircraft Company were related parties resulting from Hughes' stock interest in the Company. During 1998, Hughes Aircraft disposed of its holdings and accordingly was no longer a related party at December 31, 1998. The Company purchases inventory parts from Hughes and its subsidiaries. During the years ended December 31, 1997 and 1996, the Company purchased parts aggregating $2,243,000 and $1,670,000, respectively, from Hughes and its subsidiaries. As of December 31, 1997, the Company owed Hughes $1,243,000. Sales of the Company's products to Hughes and its affiliates amounted to $34,000 and $103,000 for the years ended December 31, 1997 and 1996, respectively.

As a result of the AGEMA acquisition (see Note 16), Spectra-Physics AB and subsidiaries ("Spectra") are related parties as a result of Spectra's stock interest in the Company. At December 31, 1998 and 1997, the Company owed Spectra $0 and $4,985,000, respectively.

NOTE 15 - SEGMENT INFORMATION
-----------------------------

The Company has determined its operating segments to be the commercial and government market segments. The commercial segment comprises thermal imaging applications including condition monitoring, research and development, manufacturing process control and airborne observation and broadcast. The government segment comprises thermal imaging applications including search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environment monitoring, and ground-based security.

The accounting policies of the segments are the same as those described in Note
1. The Company evaluates performance based upon revenue and gross profit for each segment and does not evaluate segment performance on any other income measurement.

Operating segment information including revenue and gross profit are as follows (in thousands):

                                                                  Year ended December 31,
                        ---------------------------------------------------------------------------------------------------------
                                       1998                                1997                                1996
                        ---------------------------------   ---------------------------------   ---------------------------------
                             Revenue        Gross Profit         Revenue        Gross Profit         Revenue        Gross Profit
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Commercial...........          $ 93,172           $55,891           $43,288           $ 5,306           $23,059           $12,071
Government...........            60,760            32,986            48,483            27,958            42,958            23,531
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total................          $153,932           $88,877           $91,771           $33,264           $66,017           $35,602
                        ===============   ===============   ===============   ===============   ===============   ===============

Information related to revenue by significant geographical location is as follows (in thousands):


                                                                         Year ended December 31,
                                                         ------------------------------------------------------
                                                                1998               1997               1996
                                                         ----------------   ----------------   ----------------
United States.........................................           $ 68,772            $48,462            $44,865
Europe................................................             34,855             24,008             14,883
Other foreign.........................................             50,305             19,301              6,269
                                                         ----------------   ----------------   ----------------
                                                                 $153,932            $91,771            $66,017
                                                         ================   ================   ================

Major customers:
  U.S. government.....................................           $ 27,221            $18,983            $26,469
                                                         ================   ================   ================

All longed-lived assets are generally located in the United States with the exception of property and equipment. At December 31, property and equipment is located in the following geographic areas (in thousands):

                                                               1998                1997
                                                         -----------------   -----------------
United States.........................................             $16,692             $ 8,702
Europe................................................               7,962               9,721
                                                         -----------------   -----------------
                                                                   $24,654             $18,423
                                                         =================   =================

NOTE 16 - AGEMA ACQUISITION
---------------------------

Effective December 1, 1997, the Company acquired all of the outstanding shares of AGEMA Infrared Systems AB, a corporation organized under the laws of Sweden, AGEMA Infrared Systems Limited, a corporation organized under the laws of the United Kingdom, AGEMA Infrared Systems Ltd., a corporation organized under the laws of Canada and AGEMA Infrared Systems, Inc., a Delaware corporation ("AGEMA") in exchange for 4,162,000 shares of the Company's common stock with a value of $54,106,000. An additional $1,559,000 of direct acquisition costs were also incurred and included in the purchase price. AGEMA designs, manufactures and markets handheld infrared imaging systems for the commercial market. The results of AGEMA's operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as follows (in thousands):

                                                                                         Balance at
                                                                                      December 1, 1997
                                                                                  -----------------------
     Current assets..........................................................                    $ 23,413
     Property and equipment..................................................                       3,590
     Other long-term assets..................................................                       1,599
     In-process research and development.....................................                      33,600
     Intangibles.............................................................                       3,600
     Excess of purchase price over net assets acquired.......................                      14,092
     Current liabilities.....................................................                     (20,153)
     Long-term liabilities...................................................                      (4,076)
                                                                                  -----------------------
                                                                                                 $ 55,665
                                                                                  =======================

Included in current liabilities acquired was $2,000,000 of estimated costs to shut down certain identified AGEMA facilities. Such estimated costs included the cost to involuntarily terminate or relocate employees, sell or relocate certain assets, terminate operating leases and otherwise wind up operations (collectively the "shutdown") at certain facilities formerly operated by AGEMA. The shutdown was substantially completed prior to December 1, 1998. Actual costs to accomplish the shutdown exceeded the costs originally estimated by approximately $2,880,000. Excess shutdown costs were recorded as an adjustment to the purchase price of AGEMA and resulted in an increase in the excess of purchase price over net assets acquired. Total shutdown costs incurred are summarized as follows (in thousands):

     Salaries and personnel related................................                $2,466
     Plant shutdown costs..........................................                 1,263
     Relocation costs..............................................                 1,151
                                                                        -----------------
                                                                                   $4,880
                                                                        =================

Intangible assets acquired and the excess of purchase price over net assets acquired are being amortized on a straight-line basis over 15 years. Related amortization expense aggregated $1,179,000 and $79,000 for 1998 and 1997, respectively, and is included in selling and other operating costs.

-----------------------------------------

The consolidated, unaudited results of operations, on a pro forma basis, are presented as though the acquisition of AGEMA had occurred on January 1, 1996, excluding one-time charges for acquired in-process research and development, acquisition related costs and duplicative inventories (in thousands, except per share data).

                                                                       1997              1996
                                                                ----------------   ---------------
                                                                            (Unaudited)
     Revenue.................................................           $134,825          $114,418
     Net earnings............................................           $  7,122          $  1,888
     Earnings per share:
        Basic................................................           $   0.74          $   0.20
        Diluted..............................................           $   0.71          $   0.19

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

In conjunction with the acquisition, during the quarter ended December 31, 1997, the Company recognized a one-time charge of $52,549,000. The write-off consisted of $36,450,000 of acquired in-process research and development and acquisition-related costs, which are included as a separate line in operating expense, and $16,099,000 of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

  On March 30, 1999, the Company completed the acquisition of Inframetrics, Inc., a privately held infrared imaging company headquartered in Billerica, Massachusetts by issuing approximately 2.3 million shares of the Company's stock for all the outstanding stock of Inframetrics, Inc. Additionally, the Company assumed and paid-off approximately $24,000,000 of Inframetrics, Inc. short- and long-term debt. The transaction is expected to be accounted for as a pooling of interests.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR Systems, Inc.
--------------------------------------------------------------------------------

                                               FIRST             SECOND            THIRD             FOURTH
                                              QUARTER           QUARTER           QUARTER            QUARTER             YEAR
                                          --------------    --------------    --------------    --------------     --------------
                                                                    (In thousands, except per share data)
1998
----
Revenue:
  Commercial..........................           $17,785           $21,758           $25,428          $ 28,201           $ 93,172
  Government..........................             9,914            13,314            15,833            21,699             60,760
                                          --------------    --------------    --------------    --------------     --------------
    Total revenue.....................            27,699            35,072            41,261            49,900            153,932
Gross profit..........................            15,199            20,784            22,430            30,464             88,877
Net earnings..........................               290             2,755             5,227             7,982             16,254
Net earnings per share:
   Basic..............................           $  0.03           $  0.28           $  0.44          $   0.67           $   1.49  *

   Diluted............................           $  0.03           $  0.27           $  0.44          $   0.65           $   1.45  *


1997
----
Revenue:
  Commercial..........................           $ 7,418           $ 8,963           $10,969          $ 15,938           $ 43,288
  Government..........................             8,403            10,976            12,946            16,158             48,483
                                          --------------    --------------    --------------    --------------     --------------
    Total revenue.....................            15,821            19,939            23,915            32,096             91,771
Gross profit..........................             8,292            10,944            12,785             1,243             33,264
Net earnings (loss)...................                91             1,450             2,437           (34,566)           (30,588)
Net earnings (loss) per share:
   Basic..............................           $  0.02           $  0.26           $  0.44          $  (4.96)          $  (5.23) *

   Diluted............................           $  0.02           $  0.25           $  0.41          $  (4.96)          $  (5.23) *


* - The sum of the quarterly earnings (loss) per share does not the equal annual loss per share as a result of the computation of quarterly versus annual average shares outstanding.

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

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         --------------------------------------------------------------
         FINANCIAL DISCLOSURES.
         ---------------------

Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

Information with respect to directors and executive officers of the Company is included under "Election of Directors," "Management -- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management is included under "Stock Owned by Management and Principal Shareholders" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

Hughes Aircraft Company were related parties resulting from Hughes's stock interest in the Company. During 1998, Hughes Aircraft disposed on its holdings and accordingly was no longer a related party at December 31, 1998. The Company purchases inventory parts from Hughes and its subsidiaries. During the years ended December 31, 1997 and 1996, the Company purchased parts aggregating $2,243,000 and $1,670,000, respectively, from Hughes and its subsidiaries. As of December 31, 1997 and 1996, the Company owed Hughes $1,243,000 and $128,000,
respectively.   Sales of the Company's products to Hughes and its affiliates amounted to $34,000 and $103,000 for the years ended December 31, 1997 and 1996, respectively.

As a result of the AGEMA acquisition, Spectra-Physics AB and subsidiaries ("Spectra") are related parties as a result of Spectra's stock interest in the
Company.   At December 31, 1998 and 1997, the Company owed Spectra $0 and
$4,985,000, respectively.

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

(A)(3) EXHIBITS

     Number                                             Description
     ------                                             -----------
       3.1        Second Restated Articles of Incorporation of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1  (File No. 33-62582))
       3.2        First Restated Bylaws of the FLIR Systems, Inc. (incorporated by reference to Exhibit
                  3.2 to Registration Statement on Form S-1  (File No. 33-62582))
      10.1        Form of Indemnity Agreement between the FLIR Systems, Inc. and each member of  its
                  Board of Directors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-62582))
      10.2        1984 Incentive Stock Option Plan and Amendments (incorporated by reference to Exhibit
                  10.2 to Registration Statement on Form S-1 (File No. 33-62582))
      10.3        1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration
                  Statement on Form S-1 (File No. 33-62582))
      10.4        1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit
                  10.4 to Registration Statement on Form S-1 (File No. 33-62582))
      10.5        Lease Dated February 11, 1985, as amended, by and among the FLIR Systems, Inc. and
                  Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.6 to
                  Registration Statement on Form S-1 (File No. 33-62582))
      10.6        Business Loan Agreement with Bank of America NT & SA
      10.7        Amendment No. 1 to Business Loan Agreement with Bank of America NT & SA
      10.8        Combination Agreement, Dated October 6, 1997, Among FLIR Systems, Inc., Spectra-Physics
                  AB, Spectra-Physics Holding S.A., Spectra-Physics Holdings GmbH, Spectra-Physics
                  Holdings PLC, and Pharos Holdings, Inc.  (incorporated by reference to Exhibit 2.0 to
                  Current Report on Form 8-K filed on October 24, 1997)
      10.9        Form of Executive Employment Agreement dated as of May 5, 1997 (Robert P. Daltry and J.
                  Kenneth Stringer III) (incorporated by reference to Exhibit 10.1 to Current Report on
                  Form 8-K filed on October 24, 1997)
     10.10        Form of Executive Employment Agreement dated as of May 5, 1997 (James A. Fitzhenry, J.
                  Mark Samper, William N. Martin and Steven R. Palmquist) (incorporated by reference to
                  Exhibit 10.2 to Current Report on Form 8-K filed on October 24, 1997)
     10.11        Form of Agreement amending Executive Employment Agreement dated as of December 1, 1997 for Robert P. Daltry, J. Kenneth Stringer III, James A. Fitzhenry, J. Mark Samper,
                  William N. Martin and Steven R. Palmquist (incorporated by reference to Exhibit 10.1 to
                  Current Report on Form 8-K filed on December 15, 1997)
     10.12        Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems,
                  Inc., Spectra-Physics AB, Spectra-Physics Holdings PLC and Pharos Holdings
                  (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on
                  December 15, 1997)
      21.0        Subsidiaries of  FLIR Systems, Inc.
      23.0        Consent of PricewaterhouseCoopers LLP
      27.0        Financial Data Schedule

(B) During the quarter ended December 31, 1998, the Company did not file any Form 8-K.

(C)  See (a)(3) above.

(D)  See (a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of April 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 19, 1999.



               Signature                                  Title
               ---------                                  -----


        /s/ ROBERT P. DALTRY                Chairman of the Board of Directors
---------------------------------------
            Robert P. Daltry

                                            Director, President and Chief
                                            Executive Officer (Principal
        /s/ J. KENNETH STRINGER III         Executive Officer)
---------------------------------------
            J. Kenneth Stringer III
                                            Vice President of Finance and Chief
                                            Financial Officer (Principal
        /s/ J. MARK SAMPER                  Accounting and Financial Officer)
---------------------------------------
            J. Mark Samper

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

        /s/ EGON LINDEROTH                  Director
---------------------------------------
            Egon Linderoth

        /s/ W. ALLEN REED                   Director
---------------------------------------
            W. Allen Reed

        /s/ LARS SPONGBERG                  Director
---------------------------------------
            Lars Spongberg

        /s/ RONALD L. TURNER                Director
---------------------------------------
            Ronald L. Turner

                                                                     SCHEDULE II
                              FLIR SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

               COLUMN A                      COLUMN B                  COLUMN C                  COLUMN D          COLUMN E
--------------------------------------   --------------   --------------------------------   --------------    --------------

                                                                      Additions
                                                          --------------------------------
                                                                                Charged
                                            Balance at       Charges to         To Other        Write-offs         Balance
                                            Beginning        Costs and         Accounts-          Net of          at the End
                                           of the Year        Expenses         Described        Recoveries       Of the Year
                                         --------------   --------------    --------------   --------------    --------------
Year ended December 31, 1998
  Allowance for Doubtful Accounts        $        2,483    $         165    $            0   $          258    $        2,906
                                         ==============   ==============    ==============   ==============    ==============
  Allowance for Deferred Tax Assets      $        6,889    $      (2,731)   $            0   $            0    $        4,158
                                         ==============   ==============    ==============   ==============    ==============

Year ended December 31, 1997
  Allowance for Doubtful Accounts        $        1,671   $          839    $            0   $          (27)   $        2,483
                                         ==============   ==============    ==============   ==============    ==============
  Allowance for Deferred Tax Assets      $        2,783   $        4,106    $            0   $            0    $        6,889
                                         ==============   ==============    ==============   ==============    ==============

Year ended December 31, 1996
  Allowance for Doubtful Accounts        $          743   $        1,260    $            0   $         (332)   $        1,671
                                         ==============   ==============    ==============   ==============    ==============
  Allowance for Deferred Tax Assets      $        4,002   $       (1,219)   $            0   $            0    $        2,783
                                         ==============   ==============    ==============   ==============    ==============

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
FLIR Systems, Inc.


Our audits of the consolidated financial statements referred to in our report dated April 15, 1999 in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
April 15, 1999