Form 10-Q
period 1999-03-31
FLIR SYSTEMS INC
filed 1999-05-14
CIK 354908

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____. No __X__.

At March 31, 1999, there were 14,139,237 shares of the Registrant's common stock, $0.01, par value, outstanding.

                              FLIR SYSTEMS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Operations -- Three Months
           Ended March 31, 1999 and 1998 .........................    3

           Consolidated Balance Sheet -- March 31, 1999 and
           December 31, 1998 .....................................    4

           Consolidated Statement of Cash Flows -- Three Months
           Ended March 31, 1999 and 1998 .........................    5

           Notes to the Consolidated Financial Statements ........    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................   10


                          PART II. OTHER INFORMATION

Item 2.    Changes in Securities .................................   15

Item 6.    Exhibits and Current Reports on Form 8-K ..............   15

           Signatures ............................................   16

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           -------------------------------------
                                                                                 1999               1998
                                                                           -----------------  ------------------
                                                                                              (restated - Note
                                                                                                     6)
Revenue:
    Commercial ........................................................           $ 27,636            $ 28,043
    Government ........................................................              6,802              12,061
                                                                                  ----------          ----------
                                                                                    34,438              40,104

Cost of goods sold ....................................................             33,354              19,602
Research and development ..............................................              6,977               6,493
Selling and other operating costs .....................................             14,857              12,971
Combination costs .....................................................              6,110                  --
                                                                                  ----------          ----------
                                                                                    61,298              39,066

        (Loss) earnings from operations ...............................            (26,860)              1,038

Interest income .......................................................                 18                 363
Interest expense and other ............................................             (1,226)             (1,475)
                                                                                  ----------          ----------

        Loss before income taxes ......................................            (28,068)                (74)

(Benefit) provision for income taxes ..................................             (8,985)                121
                                                                                  ----------          ----------

Net loss ..............................................................           $(19,083)           $   (195)
                                                                                  ==========          ==========

Net loss per share:
   Basic ..............................................................           $  (1.35)           $  (0.02)
                                                                                  ==========          ==========
   Diluted ............................................................           $  (1.35)           $  (0.02)
                                                                                  ==========          ==========

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)
                                  (Unaudited)

                                    ASSETS

                                                                           March 31,              December 31,
                                                                              1999                    1998
                                                                        -----------------       ------------------
                                                                                                (restated - Note
                                                                                                       6)
Current assets:
    Cash and cash equivalents......................................          $    6,937               $    4,793
    Accounts receivable, net ......................................              69,936                   91,202
    Inventories ...................................................              66,020                   70,312
    Prepaid expenses ..............................................               5,074                    6,061
    Deferred income taxes..........................................               4,915                    4,915
                                                                             ------------             ------------
        Total current assets ......................................             152,882                  177,283
Property and equipment, net .......................................              26,907                   26,775
Software development costs, net ...................................                 466                      488
Deferred income taxes, net ........................................              18,800                   11,610
Intangible assets, net ............................................              15,651                   15,936
Other assets ......................................................               3,918                    3,897
                                                                             ------------             ------------
                                                                             $  218,624               $  235,989
                                                                             ============             ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable .................................................          $   67,865               $   39,958
    Accounts payable ..............................................              19,807                   24,031
    Accrued payroll and other liabilities .........................              15,781                   16,189
    Accrued income taxes ..........................................               1,703                    3,893
    Current portion of long-term debt .............................               1,911                    2,680
                                                                             ------------             ------------
        Total current liabilities .................................             107,067                   86,751
Long-term debt ....................................................                 882                   19,296
Pension liability .................................................               3,932                    3,960

Commitments and contingencies .....................................                  --                       --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued  at March 31, 1999, and
      December 31, 1998 ...........................................                  --                       --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,139,237 and 14,133,404 shares issued at
      March 31, 1999, and December 31, 1998, respectively .........                 141                      141
    Additional paid-in capital ....................................             142,622                  142,554
    Accumulated deficit ...........................................             (33,723)                 (14,640)
    Accumulated other comprehensive loss ..........................              (2,297)                  (2,073)
                                                                             ------------             ------------
        Total shareholders' equity ................................             106,743                  125,982
                                                                             ------------             ------------
                                                                             $  218,624               $  235,989
                                                                             ============             ============

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three Months Ended March 31,
                                                                          ------------------------------------------
                                                                                1999                    1998
                                                                          -----------------       ------------------
                                                                                                  (restated - Note 6)
Cash used by operations:
    Net loss ..........................................................        $  (19,083)               $    (195)
    Income charges not affecting cash:
        Depreciation ..................................................             1,427                    1,474
        Amortization ..................................................               464                      514
        Disposals and write-offs of property and equipment ............                25                       24
        Deferred income taxes .........................................            (7,190)                     146
    Changes in certain working capital components:
        Decrease in accounts receivable ...............................            21,266                   10,116
        Decrease (increase)  in inventories ...........................             4,292                   (5,867)
        Decrease (increase) in prepaid expenses .......................               987                     (555)
        (Increase) decrease in other assets ...........................               (74)                      42
        Decrease in accounts payable ..................................            (4,224)                  (1,147)
        Decrease in accounts payable to related parties ...............                --                   (1,197)
        Decrease in accrued payroll and other liabilities .............              (408)                  (8,548)
        (Decrease) increase in accrued income taxes ...................            (2,190)                     (76)
                                                                          -----------------       ------------------
    Cash used by operating activities .................................            (4,708)                  (5,269)
                                                                          -----------------       ------------------
Cash used by investing activities:
    Additions to property and equipment ...............................            (1,688)                  (3,054)
    Software development costs ........................................                --                     (192)
                                                                          -----------------       ------------------
    Cash used by investing activities .................................            (1,688)                  (3,246)
                                                                          -----------------       ------------------
Cash provided by financing activities:
    Net increase in notes payable......................................            27,907                    6,828
    Proceeds from long-term debt ......................................                --                      692
    Repayment of long-term debt including current portion .............           (19,183)                    (439)
    Reduction of pension liability ....................................               (28)                     (14)
    Proceeds from exercise of stock options ...........................                68                      475
    Common stock issued pursuant to stock option plans.................                --                      970
                                                                          -----------------       ------------------
    Cash provided by financing activities .............................             8,764                    8,512
                                                                          -----------------       ------------------
Effect of exchange rate changes on cash ...............................              (224)                  (1,215)
                                                                          -----------------       ------------------
Net increase (decrease) in cash and cash equivalents ..................             2,144                   (1,218)
Cash and cash equivalents, beginning of period ........................             4,793                    7,545
                                                                          -----------------       ------------------
Cash and cash equivalents, end of period ..............................         $   6,937                $   6,327
                                                                          =================       ==================

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements of FLIR Systems, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. See Note 6 regarding the restatement of the Company's financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1998.

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                            Three Months Ended March 31,
                                                            ------------------------------
                                                                1999            1998
                                                            --------------  --------------
    Weighted average number of common shares
       outstanding ......................................         14,136          11,907
    Assumed exercise of stock options net of
       shares assumed reacquired under the treasury
       stock method .....................................             --              --
                                                            --------------  --------------
    Diluted shares outstanding ..........................         14,136          11,907
                                                            ==============  ==============

The effect of stock options for the three months ended March 31, 1999 and 1998, which aggregated 597,000 and 615,000, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                                  March 31,              December 31,
                                                                   1999                     1998
                                                             ------------------       -----------------
  Raw material and subassemblies .........................         $   27,311              $   36,315
  Work-in-progress .......................................             15,002                  12,527
  Finished goods .........................................             24,019                  22,330
                                                             ------------------       -----------------
                                                                       66,332                  71,172
  Less - progress payments received from
               customers .................................               (312)                   (860)
                                                             ------------------       -----------------
                                                                   $   66,020              $   70,312
                                                             ==================       =================

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                          Accumulated
                                                                Additional                   Other                      Total
                                          Preferred     Common    Paid-in  Accumulated   Comprehensive              Comprehensive
                                            Stock       Stock     Capital    Deficit         Income        Total         Loss
                                          ---------    -------  ---------- -----------   -------------  ---------   -------------
  Balance, December 31, 1998..........     $   --       $  141    $142,554   $ (14,640)    $  (2,073)   $ 125,982
  Common stock options exercised......         --           --          68          --            --           68
  Net loss for the three month period.         --           --          --     (19,083)           --      (19,083)       (19,083)
  Foreign translation adjustment......         --           --          --          --          (224)        (224)          (224)
                                          ---------    -------  ---------- -----------   -------------  ---------   ------------
  Balance, March 31, 1999.............     $   --       $  141    $142,622   $ (33,723)     $ (2,297)   $ 106,743
                                          =========    =======  ========== ===========   =============  =========
  Comprehensive loss, three
  months ended March 31, 1999 ........                                                                               $   (19,307)
                                                                                                                    ============

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


NOTE 6 - INFRAMETRICS MERGER:

Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement") dated as of March 19, 1999 by and among the Company, IRABU Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Inframetrics, Inc., a Delaware corporation ("Inframetrics") and the stockholders of Inframetrics, Merger Sub was merged with and into Inframetrics effective as of March 30, 1999 (the "Effective Time").

The shares of capital stock of Inframetrics outstanding immediately prior to the effective time were converted into and exchanged for a total of 2,107,552 shares of the Company's common stock (including 210,755 shares of the Company's common stock to be held in escrow to secure the indemnification obligations of the stockholders of Inframetrics until September 26, 1999). In addition, all options to purchase Inframetrics common stock that were outstanding immediately prior to the effective time were assumed by the Company. A total of 192,439 shares of the Company's common stock are issuable upon the exercise of the stock options assumed by the Company in the Merger.

The transaction was accounted for as a pooling of interests and, therefore, financial statements for all periods presented have been restated to reflect combined operations and financial position for all such periods. Such restatements had no effect on previously reported separate results of operations or shareholders' equity.

In conjunction with the merger, on March 31, 1999, the Company recognized a one-time charge of $24.3 million consisting of the following (in thousands):

     Description:                                                       Amount
     ---------------------------------------------------------         --------
     Reserve for duplicative inventories .....................         $ 18,150
     Transaction related costs ...............................            3,110
     Cost to exit activities .................................            3,000
                                                                       --------
        Total                                                          $ 24,260
                                                                       ========

The inventory reserve relates to duplicative product lines created by the merger and is included in cost of goods sold. The Company intends to write-off and dispose of the related inventories throughout 1999. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs are included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative facilities in the United Kingdom, Germany and France. The related reserve is recorded in accrued payroll and other liabilities on the balance sheet. Preliminary shutdown plans have been identified and activities related to the shutdown of these facilities has begun. It is expected that the shutdown of these facilitates will be completed by December 31, 1999. Such costs are also included in combination costs.

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                                   FLIR        Inframetrics
                                                ----------     ------------
     Revenue ...........................        $  20,788        $ 13,650
                                                ==========       ========
     Net (loss) earnings ..............         $  (2,764)       $    177
                                                ==========       ========

NOTE 7: - SEGMENT INFORMATION:

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

The accounting policies of each segment are the same. The Company evaluates performance based upon revenue and gross profit for each segment and does not evaluate segment performance on any other income measurement.

Operating segment information including revenue and gross profit are as follows (in thousands):

                                           Three Months Ended March 31,
                          --------------------------------------------------------------
                                      1999                            1998
                          ------------------------------  ------------------------------
                                              Gross                          Gross
                             Revenue          Profit          Revenue        Profit
                          ------------  ----------------  -------------- ---------------
Commercial ..............     $ 27,636      $  4,423       $ 28,043           $ 13,974
Government ..............        6,802        (3,339)        12,061              6,528
                          ------------  ----------------  -------------- ---------------
Total ...................     $ 34,438      $  1,084       $ 40,104           $ 20,502
                          ============  ================  ============== ===============

All longed-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                                           March 31, 1999    December 31, 1998
                                                           --------------    -----------------
United States ...........................................       $  19,632          $  18,577
Europe ..................................................           7,275              8,198
                                                           --------------     --------------
                                                                $  26,907          $  26,775
                                                           ==============     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  General. As a result of the merger with Inframetrics which was accounted for as a pooling of interests (See Note 6), the financial statements and all amounts included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for all periods presented have been restated to reflect combined operations and financial position for all such periods. Such restatements had no effect on previously reported separate results of operations or shareholders' equity.

  Revenue. The Company's revenue for the three months ended March 31, 1999 decreased 14.1%, from $40.1 million in the first quarter of 1998 to $34.4 million in the first quarter of 1999. Commercial revenue decreased 1.5% from $28.0 million in the first quarter of 1998 to $27.6 million in the first quarter of 1999. The slight decrease in commercial revenue was primarily due to disruptions encountered in the distribution channel as a result of the four month delay in consummating the merger with Inframetrics caused by the delayed approval of the transaction from the Department of Justice. This delay created uncertainty in the Company's customer base and management believes that many orders that would have been placed in the first quarter of 1999 were delayed until the merger was completed and the surviving product lines were identified. Revenue from the sale of systems to the government market decreased 43.6%, from $12.1 million in the first quarter of 1998 to $6.8 million in the first quarter of 1999. The significant decline in government revenue was primarily due to issues encountered by agencies of the U.S. Government and other NATO countries in obtaining release of 1999 procurement funds due to the funding uncertainties caused by the NATO campaign in Kosovo, and the continued depressed economic conditions in several international markets.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue for the quarter ended March 31, 1999, revenue from the sale of imaging systems to the commercial market constituted 80.2% and revenue from the sale of government imaging systems constituted 19.8%, compared to 70.0% for the commercial market and 30.0% for the government market for the first quarter of 1998.

Revenue from sales outside the United States decreased slightly as a percentage of total revenue from approximately 32.7% to approximately 31.3% for the quarters ended March 31, 1998 and 1999, respectively

  Gross profit. As a percentage of revenue, gross profit decreased from 51.1% in the first quarter of 1998 to 3.1% in the first quarter of 1999. The primary reason for this significant decline was the inclusion in cost of goods sold for the three months ended March 31, 1999 of a one-time charge of $18.2 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue increased from 51.1% to 55.9% for the quarters ended March 31, 1998 and 1999, respectively. This increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the uncooled commercial products, now generally exceed those margins experienced from the sale of imaging systems to the government market.

  Research and development. Research and development expense as a percentage of revenue increased from 16.2% to 20.3% for the three months ended March 31, 1998 and 1999, respectively. In absolute dollar terms, research and development expense increased from $6.5 million in the first quarter of 1998 to $7.0 million in the first quarter of 1999, primarily due to the increased engineering efforts related to the introduction of new products including the FireFLIR, UltraMedia LE and UltraMedia III, as well as on-going new product development and existing product enhancements. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first quarter than on a full year basis.

  Selling and other operating costs. Selling and other operating costs as a percentage of revenue increased from 32.3% in the first quarter of 1998 to 43.1% in the first quarter of 1999. In absolute dollar terms, selling and other operating costs increased from $13.0 million to $14.9 million for the quarters ended March 31, 1998 and 1999, respectively. The increase in absolute dollar terms was due to the costs related to increased personnel as part of the continued shift from a primarily representative based sales force to a more direct sales force and increased personnel required for new markets, primarily the fire-fighting market. Selling and other operating costs are expected to continue to increase in absolute dollar terms, however, as a percentage of revenue they are expected to decline throughout 1999.

  Inframetrics Merger. Effective March 30, 1999, the Company completed its merger with Inframetrics, Inc., a privately held infrared imaging company headquartered in Billerica, Massachusetts, by issuing approximately 2.3 million shares of the Company's common stock (including approximately 192,000 shares reserved for exercise of outstanding options) for all the outstanding stock of Inframetrics. Additionally, the Company assumed and paid off approximately $24 million of Inframetrics, Inc.'s short- and long-term debt.

In conjunction with the merger, during the quarter ended March 31, 1999, the Company recorded a one-time charge of $24.3 million. The charge consisted of $18.2 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold, and $6.1 of transaction related costs, which are included in combination costs, a separate line in operating costs. These charges and related reserves are more fully discussed in Note 6 to the consolidated financial statements.

  Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, translation gains and losses and miscellaneous bank charges. The decrease from $1.5 in the first quarter of 1998 to $1.2 for the quarter ended March 31, 1999 was primarily due to the reduced interest rates experienced and slightly reduced debt levels during the quarter as a result of the reduction in accounts receivable.

  Income taxes. The provision for income taxes for the quarter ended March 31, 1999 resulted in an effective tax rate of 32.0% compared to 163.5% experienced in first quarter of 1998. The decrease in the effective tax rate from the first quarter of 1998 and the large effective tax rate in the first quarter of 1998 was primarily due to the fact that certain foreign subsidiaries had taxable income while the combined entities had a net loss. The impact of this was exaggerated by the relatively small pre-tax loss for the three months ended March 31, 1998. The effective tax rate remained below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had short-term borrowings net of cash on hand of $60.9 million compared with $35.2 million at December 31, 1998. The increase in short-term borrowings during the three months ended March 31, 1999, was principally caused by the repayment of Inframetrics' existing long-term debt which aggregated $19.3 million at December 31, 1998, continued high levels of finished goods inventories (before the effects of the non cash write-off of inventories) and payment of accounts payable and accrued payroll and other liabilities primarily incentive bonuses and commissions to representatives and distributors.

Accounts receivable decreased from $91.2 million at December 31, 1998 to $69.9 million at March 31, 1999. The decrease in receivables was primarily due to the greater percentage of total receivables that represent sales to commercial customers which typically have a shorter collection cycle than sales to government customers.

Inventories decreased from $70.3 million at December 31, 1998 to $66.0 million at March 31, 1999. Although inventories decreased during the quarter, this decrease reflects the recording of an $18.2 million inventory reserve for duplicative product lines created by the merger with Inframetrics. Without this write-off, inventories would have increased caused by the build-up of finished goods in anticipation of shipments to government customers that were delayed in the first quarter, build-up of inventory for FireFLIR systems in anticipation of deliveries of this new product and build up of finished goods in anticipation of sales of products during the balance of 1999 as part of the Company's plan to reduce component inventories.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $1.6 million and $2.9 million for the quarters ended March 31, 1999 and 1998, respectively. The Company has commitments for approximately $6.5 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 issues and has expended approximately $4.5 million to date.

The Company has available a $70.0 million line of credit which bears interest at LIBOR plus 1.50% (6.4% at March 31, 1999) secured by all the Company's assets and expires in June 2000. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Krone (approximately $4.9 million) line of credit at 4.7% at March 31, 1999. At March 31, 1999, the Company had $67.9 million outstanding on these lines.

The use of cash by operating activities in the first quarter is consistent with prior years and is primarily due to decreased profitability, the increase in inventories and the decrease in accrued liabilities discussed above. The Company believes that its existing cash and available credit facilities, financing available from other sources and continuing efforts to expedite the collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to its short-term and long-term debt obligations. The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations are immaterial. Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. The Company currently does not hedge any interest rate exposure.

The foreign subsidiaries of the Company generally use their local currency as the functional currency. The Company does not currently enter into any foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. To date, such exposure has been immaterial. The Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

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

The Year 2000 issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company identified that the internal manufacturing system acquired by the Company in connection with the acquisition of AGEMA is not Year 2000 compliant, and has completed the installation of a new enterprise resource planning system, both hardware and software, to correct this deficiency. The Company's existing product lines are being tested and reviewed to ensure Year 2000 compliance, and the Company's products under development are being designed to be Year 2000 compliant. Additionally, the Company is evaluating Year 2000 compliance on products from its suppliers and partners. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is estimated to be approximately $6.5 million and is being funded through existing cash resources. A contingency plan has not been developed for dealing with the most reasonably likely worst-case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 1,000 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

On March 30, 1999, in connection with the Company's merger with Inframetrics, the Company issued 2,107,552 shares of the Common Stock to the shareholders' of Inframetrics in exchange for all of the outstanding capital stock of Inframetrics. This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Regulation D under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.

     Number              Description
   ---------------       --------------------------------------------------

      2.1 Merger Agreement dated as of March 19, 1999 by and among FLIR Systems, Inc., Inframetrics,
                         Inc., Irabu Acquisition Corporation and the
                         Shareholders of Inframetrics, Inc. (Incorporated by reference to Current Report on Form 8-K filed on April 14, 1999)
     10.1 Shareholders Agreement dated as of March 19, 1999 by and among FLIR Systems, Inc., Inframetrics, Inc., and the Shareholders of Inframetrics, Inc. (Incorporated by reference to Current Report on Form 8-K filed on April 14, 1999)
     27.1                Financial Data Schedule for the three months end
                         March 31, 1999

 (b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FLIR SYSTEMS, INC.


Date        May 14, 1999                    /s/  J. Mark Samper
    ---------------------------      ---------------------------------
                  J. Mark Samper
                  Vice President of Finance and
                  Chief Financial Officer
                 (Principal Accounting and Financial
                  Officer and Duly Authorized Officer)