Form 10-Q
period 1999-06-30
FLIR SYSTEMS INC
filed 1999-08-16
CIK 354908

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

                              __________________

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     .    No  X  .
                                          -----       -----

At June 30, 1999, there were 14,256,996 shares of the Registrant's common stock, $0.01, par value, outstanding.

                              FLIR Systems, Inc.

                                     INDEX

                         PART I. FINANCIAL INFORMATION
Item 1.            Financial Statements

                   Consolidated Statement of Operations -- Three Months
                   and Six Months Ended June 30, 1999 and 1998.............      3

                   Consolidated Balance Sheet -- June 30, 1999 and
                   December 31, 1998.......................................      4

                   Consolidated Statement of Cash Flows -- Six Months
                   Ended June 30, 1999 and 1998............................      5

                   Notes to the Consolidated Financial Statements..........      6

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................     10


                             PART II.  OTHER INFORMATION

Item 2.            Changes in Securities...................................     15

Item 4.            Submission of Matters to a Vote of Shareholders.........     15

Item 6.            Exhibits and Reports on Form 8-K........................     15

                   Signatures..............................................     16

                        PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                             ----------------------------------    ----------------------------------
                                                   1999               1998              1999               1998
                                             ---------------    ---------------    ---------------    ---------------
                                                               (restated Note 6)                     (restated Note 6)
Revenue:
  Commercial...........................          $28,652            $33,604            $ 56,288           $61,647
  Government...........................           13,550             15,793              20,352            27,854
                                             ---------------    ---------------    ---------------    ---------------
    Total revenue......................           42,202             49,397              76,640            89,501

Cost of goods sold.....................           16,702             22,199              50,056            41,801
Research and development...............            6,836              7,025              13,813            13,518
Selling and other operating costs......           13,437             14,516              28,294            27,487
Combination costs......................               --                 --               6,110                --
                                             ---------------    ---------------    ---------------    ---------------
                                                  36,975             43,740              98,273            82,806

  Earnings (loss) from operations......            5,227              5,657             (21,633)            6,695

Interest income........................               --                102                  18               465
Interest expense and other.............           (1,039)            (1,198)             (2,265)           (2,673)
                                             ---------------    ---------------    ---------------    ---------------

  Earnings (loss) before income taxes..            4,188              4,561             (23,880)            4,487

Provision (benefit) for income taxes...            1,343              1,128              (7,642)            1,249
                                             ---------------    ---------------    ---------------    ---------------

Net earnings (loss)....................          $ 2,845            $ 3,433            $(16,238)          $ 3,238
                                             ===============    ===============    ===============    ===============

Net earnings (loss) per share
  Basic................................            $0.20              $0.29            $  (1.15)          $  0.27
                                             ===============    ===============    ===============    ===============
  Diluted..............................            $0.20              $0.27            $  (1.15)          $  0.26
                                             ===============    ===============    ===============    ===============

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                     ASSETS
                                                                        June 30,               December 31,
                                                                          1999                     1998
                                                                  -------------------      --------------------
                                                                       (unaudited)          (restated  Note 6)
Current assets:
  Cash and cash equivalents....................................              $  5,436                  $  4,793
  Accounts receivable, net.....................................                68,705                    91,202
  Inventories..................................................                76,171                    70,312
  Prepaid expenses.............................................                 9,759                     6,061
  Deferred income taxes........................................                 6,776                     6,776
                                                                  -------------------      --------------------
    Total current assets.......................................               166,847                   179,144
Property and equipment, net....................................                27,189                    26,775
Software development costs, net................................                   367                       488
Deferred income taxes, net.....................................                16,940                     9,749
Intangible assets, net.........................................                15,396                    15,936
Other assets...................................................                 3,559                     3,897
                                                                  -------------------      --------------------
                                                                             $230,298                  $235,989
                                                                  ===================      ====================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable................................................             $ 68,158                  $ 39,958
  Accounts payable.............................................               31,860                    24,031
  Accrued payroll and other liabilities........................               11,685                    16,189
  Accrued income taxes.........................................                2,947                     3,893
  Current portion of long-term debt............................                  791                     2,680
                                                                  -------------------      --------------------
    Total current liabilities..................................              115,441                    86,751

Long-term debt.................................................                  798                    19,296
Pension liability..............................................                3,833                     3,960

Commitments and contingencies..................................                   --                        --

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized; no shares issued at June 30, 1999,
   and December 31, 1998.......................................                   --                        --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   14,256,996 and 14,133,403 shares issued at June 30, 1999,
   and December 31, 1998, respectively.........................                  142                       141
  Additional paid-in capital...................................              142,388                   142,169
  Accumulated deficit..........................................              (30,493)                  (14,255)
  Cumulative foreign translation adjustment....................               (1,811)                   (2,073)
                                                                  -------------------      --------------------
    Total shareholders' equity.................................              110,226                   125,982
                                                                  -------------------      --------------------
                                                                            $230,298                  $235,989
                                                                  ===================      ====================


  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                Six Months Ended June 30,
                                                                    ----------------------------------------------
                                                                            1999                      1998
                                                                    --------------------      --------------------
                                                                                                (restated Note 6)
Cash used by operations:
  Net (loss) earnings............................................               $(16,238)                 $  3,238
  Income charges not affecting cash:
    Depreciation.................................................                  3,453                     2,936
    Amortization.................................................                  1,175                     1,443
    Disposals and write-offs of property and equipment...........                    471                       165
    Deferred income taxes........................................                 (7,191)                      146
  Changes in certain assets and liabilities:
    Decrease (increase) in accounts receivable...................                 22,497                    (1,457)
    Increase in inventories......................................                 (5,859)                   (7,246)
    (Increase) decrease in prepaid expenses......................                 (3,698)                      202
    Decrease in other assets.....................................                    230                       133
    Increase in accounts payable.................................                  7,829                     2,614
    Decrease in accounts payable to related parties..............                     --                    (1,198)
    Decrease in accrued payroll and other liabilities............                 (4,504)                  (13,272)
    (Decrease) increase in accrued income taxes..................                   (946)                      807
                                                                    --------------------      --------------------
  Cash used by operating activities..............................                 (2,781)                  (11,489)
                                                                    --------------------      --------------------
Cash used by investing activities:
  Additions to property and equipment............................                 (4,744)                   (6,838)
  Software development costs.....................................                     --                      (239)
                                                                    --------------------      --------------------
Cash used by investing activities................................                 (4,744)                   (7,077)
                                                                    --------------------      --------------------
Cash provided by financing activities:
  Net increase in notes payable..................................                 28,200                    14,152
  Proceeds from long term debt...................................                     --                       567
  Repayment of long term debt including current portion..........                (20,387)                     (896)
  (Decrease) increase in pension liability.......................                   (127)                       25
  Proceeds from exercise of stock options........................                    220                     1,145
  Common stock issued pursuant to stock option plans.............                     --                       969
                                                                    --------------------      --------------------
  Cash provided by financing activities..........................                  7,906                    15,962
                                                                    --------------------      --------------------
Effect of exchange rate changes on cash..........................                    262                      (821)
                                                                    --------------------      --------------------
Net increase (decrease) in cash and cash equivalents.............                    643                    (3,425)
Cash and cash equivalents, beginning of period...................                  4,793                     7,545
                                                                    --------------------      --------------------
Cash and cash equivalents, end of period.........................               $  5,436                  $  4,120
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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                      Three Months Ended         Six Months Ended June
                                                           June 30,                       30,
                                                  -------------------------   -------------------------
                                                      1999          1998          1999          1998
                                                  -----------   -----------   -----------   -----------

Weighted average number of common shares
  outstanding.................................        14,197        12,021        14,163        11,964
Assumed exercise of stock options net of
  shares assumed reacquired under the treasury
  stock method................................           274           592            --           603
                                                  -----------   -----------   -----------   -----------
Diluted shares outstanding.....................       14,471        12,613        14,163        12,567
                                                  ===========   ===========   ===========   ===========

The effect of stock options for the six months ended June 30, 1999, which aggregated 340,000 shares have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                            June 30,                  December 31,
                                                              1999                        1998
                                                      -------------------         -------------------

Raw material and subassemblies.....................               $41,805                     $36,315
Work-in-progress...................................                18,165                      12,527
Finished goods.....................................                17,615                      22,330
                                                      -------------------         -------------------
                                                                   77,585                      71,172
Less - progress payments received from
 Customers.........................................                (1,414)                       (860)
                                                      -------------------         -------------------
                                                                  $76,171                     $70,312
                                                      ===================         ===================

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):


                                                           Additional                 Accumulated Other                  Total
                                     Preferred    Common    Paid-in     Accumulated     Comprehensive                 Comprehensive
                                       Stock      Stock     Capital       Deficit          Income          Total          Loss
                                     ---------  --------   ----------   -----------   -----------------  ---------  ----------------

Balance, December 31, 1998..........   $  --      $141      $142,169     $(14,255)        $(2,073)        $125,982
Common stock options exercised......      --         1           219           --              --              220
Net loss for the six month period...      --        --            --      (16,238)             --          (16,238)     $(16,238)
Foreign translation adjustment......      --        --            --           --             262              262           262
                                     ---------  --------   ----------   -----------   -----------------  ---------  ----------------
Balance, June 30, 1999..............   $  --      $142      $142,388     $(30,493)        $(1,811)        $110,226
                                     =========  ========   ==========   ===========   =================  =========
Comprehensive loss, six months
 ended June 30, 1999................                                                                                    $(15,976)
                                                                                                                    ================

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

NOTE 6 -- INFRAMETRICS MERGER:

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

The shares of capital stock of Inframetrics outstanding immediately prior to the effective time were converted into and exchanged for a total of 2,107,552 shares of the Company's common stock (including 210,755 shares of the Company's common stock to be held in escrow to secure the indemnification obligations of the stockholders of Inframetrics until September 26, 1999). In addition, all options to purchase Inframetrics common stock that were outstanding immediately prior to the effective time were assumed by the Company. As of the Effective Time of the merger, a total of 192,439 shares of the Company's common stock are issuable upon the exercise of the stock options assumed by the Company in the Merger.

The transaction was accounted for as a pooling of interests and, therefore, financial statements for all periods presented have been restated to reflect combined operations and financial position for all such periods. Such restatement had no effect on previously reported separate results of operations or shareholders' equity.

In conjunction with the merger, on March 31, 1999, the Company recognized a one-time charge of $24.3 million consisting of the following (in thousands):

Description:
                                                     Original         Incurred through         Remaining
                                                     Estimate           June 30, 1999           Balance
----------------------------------------------   ----------------   --------------------   ----------------
Reserve for duplicative inventories...........            $18,150                 $   --            $18,150
Transaction related costs.....................              3,110                  2,288                822
Costs to exit activities......................              3,000                  1,695              1,305
                                                 ----------------   --------------------   ----------------
  Total                                                   $24,260                 $3,983            $20,277
                                                 ================   ====================   ================

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

The following reconciles revenue and net earnings previously reported to the restated information presented in the consolidated financial statements:

                                                                           1998
                                                         -----------------------------------------
                                                            Three Months          Six Months
                                                            Ended June 30,       Ended June 30,
                                                         -------------------   -------------------
Revenue:
  Previously reported.................................               $35,072               $62,771
  Inframetrics........................................                14,325                26,730
                                                         -------------------   -------------------
  Restated............................................               $49,397               $89,501
                                                         ===================   ===================
Net earnings:
  Previously reported.................................               $ 2,755               $ 3,045
  Inframetrics........................................                   678                   193
                                                         -------------------   -------------------
  Restated............................................               $ 3,433               $ 3,238
                                                         ===================   ===================


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

The accounting policies of the each segment are the same. The Company evaluates performance based upon revenue and gross profit for each segment and does not evaluate segment performance on any other income measurement.

Operating segment information including revenue and gross profit are as follows (in thousands):

                                          Six Months Ended June 30,
                      -----------------------------------------------------------------
                                   1999                              1998
                      -------------------------------   -------------------------------
                          Revenue       Gross Profit       Revenue        Gross Profit
                      --------------   --------------   --------------   --------------
Commercial.........          $56,288          $20,880          $61,647          $31,728
Government.........           20,352            5,704           27,854           15,972
                      --------------   --------------   --------------   --------------
Total..............          $76,640          $26,584          $89,501          $47,700
                      ==============   ==============   ==============   ==============

All longed-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                                        June 30,          December 31,
                                                          1999                1998
                                                    ----------------   ------------------

United States....................................            $19,314              $18,577
Europe...........................................              7,875                8,198
                                                    ----------------   ------------------
                                                             $27,189              $26,775
                                                    ================   ==================

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

     Revenue. The Company's revenue for the three months ended June 30, 1999 decreased 14.6%, from $49.4 million in the second quarter of 1998 to $42.2 million in the second quarter of 1999. Commercial revenue decreased 14.7% from $33.6 million in the second quarter of 1998 to $28.7 million in the second quarter of 1999. The decrease in commercial revenue was primarily due to uncertainty in the Company's customer base as a result of the March 30, 1999 merger with Inframetrics. Management believes that many orders that would have been placed in the early portion of the second quarter of 1999 were delayed until the surviving product lines were identified. Based on improved order rates experienced in the latter part of the second quarter, management believes such concerns have been resolved. Revenue from the sale of systems to government customers decreased 14.2% to $13.6 million in the second quarter of 1999 compared with $15.8 million in the second quarter of 1998. The decline in government revenue was primarily due to continued uncertainties in the early portion of the second quarter caused by the NATO campaign in Kosovo. As funding uncertainties were resolved, the order rates for the latter part of the quarter improved.

Revenue for the six months ended June 30, 1999 decreased 14.4%, from $89.5 million in the first half of 1998 to $76.6 million in the first half of 1999. Commercial revenue for the six months ended June 30, 1999 decreased 8.7% from $61.6 million in the first half of 1998 to $56.3 million in first half of 1999. The decrease in commercial revenue was primarily due to disruptions encountered in the distribution channel as a result of the four month delay in consummating the merger with Inframetrics caused by the delayed approval of the transaction from the Department of Justice. This delay created uncertainty in the Company's customer base and management believes that many orders that would have been placed in the first six months of 1999 were delayed until the merger was completed and the surviving product lines were identified. Revenues from the sale of systems to government customers for the six months ended June 30, 1999 totaled $20.4 million, a decrease of 27% from the $27.9 million in revenue generated in the first half of 1998. The significant decline in government revenue was primarily due to issues encountered primarily in the first quarter and the early portion of the second quarter by agencies of the U.S. Government and other NATO countries in obtaining release of 1999 procurement funds due to the funding uncertainties caused by the NATO campaign in Kosovo, and the continued depressed economic conditions in several international markets.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue, commercial revenue for the second quarter of 1999 decreased slightly to 67.9% as compared to 68.0% in the second quarter of 1998. For the six months ended June 30, 1999, commercial revenue increased to 73.4% of total revenue, as compared to 68.9% for the first six months of 1998.

Revenue from sales outside the United States decreased as a percentage of total revenue from approximately 42.3% to approximately 34.7% for the quarters ended June 30, 1998 and 1999, respectively. The decrease in the percentage of international sales was primarily due to significant deliveries to the U.S. Government. For the first half of 1999, revenue from sales outside the United States constituted 33.1% of total revenue, as compared to 38% for the first half of 1998. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

     Gross profit. As a percentage of revenue, gross profit increased from 55.1% in the second quarter of 1998 to 60.4% in the second quarter of 1999. The increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of commercial revenue generated from uncooled commercial products, which, as a result of the favorable cost structure obtained through manufacturing cost control efforts, exceed those margins experienced from the sale of cooled commercial products.

As a percentage of revenue, gross profit decreased from 53.3% to 34.7% for the six month periods ended June 30, 1998 and 1999, respectively. The primary reason for this significant decline was the inclusion in cost of goods sold for the six month period ended June 30, 1999 of a one-time charge of $18.2 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have increased from 53.3% to 58.4% for the six months ended June 30, 1998 and 1999, respectively. This increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the uncooled commercial products, now generally exceed those margins experienced from the sale of cooled imaging products and imaging systems to the government market. The increase in gross profit as a percentage of revenue was mitigated in part by an increase in shipments to instrumentalities of the U.S. Government which typically have lower margins than those of other customers in the government market and aggregated $9.5 million in the first half of 1999 compared to $8.0 million in the first half of 1998.

     Research and development. Research and development expense for the quarter decreased 2.7%, from $7.0 million for the second quarter of 1998 to $6.8 million for the second quarter of 1999. As a percentage of revenue, research and development expense increased from 14.2% to 16.2% for the three months ended June 30, 1998 and 1999. In absolute dollar terms, the decrease in research and development expense was primarily due to cost control efforts and efficiencies realized as a result of the Inframetrics transaction.

Research and development expense increased 2.2% for the six months ended June 30, 1999, from $13.5 million in the first half of 1998 to $13.8 million in the first half of 1999. As a percentage of revenue, research and development expense increased from 15.1% to 18.0% for the six months ended June 30, 1998 and 1999, respectively. In absolute dollar terms, the increase in research and development expense was primarily due to engineering efforts related to the introduction of new products including the FireFLIR, UltraMedia LE and UltraMedia III, as well as on-going new product development and existing product enhancements. This increase was mitigated by increased cost control efforts and efficiencies realized as a result of the Inframetrics transaction. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first quarter than on a full year basis.

     Selling and other operating costs. Selling and other operating costs for the quarter decreased 7.4%, from $14.5 million for the second quarter of 1998 to $13.4 million for the second quarter of 1999. As a percentage of revenue, selling and other operating costs increased from 29.4% to 31.8% for the three months ended June 30, 1998 and 1999, respectively. The decrease in absolute dollar terms was primarily due to management's cost control efforts.

Selling and other operating costs increased 2.9% for the six months ended June 30, 1999, from $27.5 million in the first half of 1998 to $28.3 million in the first half of 1999. As a percentage of revenue, selling and other operating costs increased from 30.7% to 36.9% for the six months ended June 30, 1998 and 1999, respectively. The increase in absolute dollar terms was due to the costs related to increased personnel as part of the continued shift from a primarily representative based sales force to a more direct sales force and increased personnel required for new markets, primarily the fire-fighting market. This increase was partially mitigated by management's cost control efforts. Selling and other operating costs are expected to continue to increase in absolute dollar terms, however, as a percentage of revenue they are expected to decline throughout 1999.

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

     Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, foreign currency transaction gains and losses and miscellaneous bank charges. The decrease from $1.2 million for the second quarter of 1998 to $1.0 million for the second quarter of 1999, and the decrease from $2.7 million in the first half of 1998 to $2.3 in the first half of 1999 were primarily due to lower interest rates and favorable exchange gains.

     Income taxes. The provision for income taxes for the three and six months ended June 30, 1999 resulted in an effective tax rate of 32.0% compared to 24.7% for the second quarter of 1998 and 27.8% for the six months ended June 30, 1998. The increase in the effective tax rate was primarily due to limitations on the timing and recognition of the Company's net operating loss carryforwards and tax credits. The effective tax rate remained substantially below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

Liquidity and Capital Resources

At June 30, 1999, the Company had short term borrowings net of cash on hand of $62.7 million compared to $60.9 million at March 31, 1999 and compared to $35.2 million at December 31, 1998. The increase in short-term borrowings during the six months ended June 30, 1999, was principally caused by the repayment of Inframetrics' existing long-term debt which aggregated $19.3 million at December 31, 1998 and continued high levels of inventories.

At June 30, 1999, the Company had inventories on hand of $76.2 million compared to $70.3 million at December 31, 1998. The primary reason for the increase is the build-up of component inventory in anticipation of shipments to government customers during the last six months of 1999 and build-up of component inventory for FireFLIR systems in anticipation of deliveries of this new product.

At June 30, 1999, the Company had accounts receivable in the amount of $68.7 million compared to $91.2 million at December 31, 1998. The decrease in the level of accounts receivable was primarily due to decreased shipments during the first six months of 1999. Also contributing to the decrease was the greater percentage of total receivables that represent sales to commercial customers which typically have a shorter collection cycle than sales to government customers. Days sales outstanding decreased from 213 at March 31, 1999 to 150 at June 30, 1999.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.7 million and $6.8 million for the six months ended June 30, 1999 and 1998, respectively. The Company has budgeted for approximately $7.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 and other issues and has expended approximately $5.5 million to date.

The Company has available a $70.0 million line of credit which bears interest at LIBOR plus 1.5% (6.68% at June 30, 1999) secured by all the Company's assets. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Krone (approximately $4.7 million) line of credit at 4.7% at June 30, 1999. At June 30, 1999, the Company had $68.2 million outstanding on these lines.

The Company believes that its existing cash and available credit facilities, financing available from other sources and continuing efforts to expedite the collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

Quantitative and Qualitative Disclosure about Market Risk

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

The foreign subsidiaries of the Company generally use their local currency as the functional currency. The Company does not currently enter into any foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. To date, such exposure has been immaterial. The Company does maintain small cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

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

The Year 2000 issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company identified that the internal manufacturing system acquired by the Company in connection with the acquisition of AGEMA is not Year 2000 compliant, and has completed the installation of a new enterprise resource planning system, both hardware and software, to correct this deficiency. The Company's existing product lines are being tested and reviewed to ensure Year 2000 compliance, and the Company's products under development are being designed to be Year 2000 compliant. Additionally, the Company is evaluating Year 2000 compliance on products from its suppliers and partners. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is estimated to be approximately $7.0 million and is being funded through existing cash resources. A contingency plan has not been developed for dealing with the most reasonably likely worst-case scenario, as such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

                          PART II. OTHER INFORMATION

Item 2.   Changes in Securities

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 4,800 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4.   Submission of Matters to a Vote of Shareholders

The Company's annual shareholders' meeting was held on Tuesday, June 2, 1999, at which the following actions were taken by a vote of the shareholders:

     1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                                    Vote
                                    -------------------------------------
                                                            Withhold             Term
           Director                        For              Authority            Ending
---------------------------------   -----------------   -----------------   -----------------
Robert P. Daltry                        11,718,325           1,181,085             2002
John C. Hart                            11,717,810           1,181,600             2002

     2. By a vote of 10,483,700 to 2,216,306 (with 182,364 abstentions and 17,037 Broker Non-Votes), the proposal to approve the 1999 employee stock purchase plan was approved.

     3. By a vote of 12,877,931 to 15,829 (with 5,650 abstentions), the Company's selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1999 was ratified.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          4.1 Rights agreement dated as of June 2, 1999 between the Company and ChaseMellon Shareholder Services, LLC as Rights agreement (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 11, 1999).

         10.1 FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 30, 1999).

         10.2 Form of Agreement Amending Executive Employment Agreement dated as of January 30, 1999 amending Executive Employment Agreement of Robert P. Daltry, J. Kenneth Stringer III, James A. Fitzhenry, J. Mark Samper, William N. Martin, Arne Almerfors and David Smith.

         27.1  Financial Data Schedule

         27.2  Restated Financial Data Schedule for year ended December 31, 1998

         27.3  Restated Financial Data Schedule for year ended December 31, 1997

    (b) During the three months ended June 30, 1999, the Company filed the following reports on Form 8-K

     1. The Company filed a current report on Form 8-K, dated April 14, 1999, reporting under Item 2 the completion of the merger with Inframetrics, Inc.

     2. The Company filed a current report on Form 8-K, dated April 23, 1999, reporting under Item 5, that the Company issued a press release announcing the Company's expectation as to revenue and earnings for the quarter ended March 31, 1999.

     3. The Company filed a current report on Form 8-K, dated June 3, 1999, reporting under Item 5, results of operations for the one month ended April 30, 1999 representing 30 days of combined operations of the Company and Inframetrics, Inc.

     4. The Company filed a current report on Form 8-K/A, dated June 14, 1999, reporting under Item 7, the audited financial statements of Inframetrics, Inc. and pro-forma combining financial statements of the Company and inframetrics, Inc. as required by the Merger with Inframetrics.

     5. The Company filed a current report on Form 8-K, dated June 14, 1999, reporting under item 5, the adoption by the Board of Directors of a Shareholders Rights Plan.


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLIR SYSTEMS, INC.


Date      August 12, 1999                /s/ J. Mark Samper
     -------------------------          ------------------
                                        J. Mark Samper
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)