Form 10-Q
period 1999-09-30
FLIR SYSTEMS INC
filed 1999-11-15
CIK 354908

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q
                              __________________

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _____.   No __X__.

At September 30, 1999, there were 14,347,766 shares of the Registrant's common stock, $0.01, par value, outstanding.

                              FLIR Systems, Inc.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Statement of Operations -- Three Months
                   and Nine Months Ended September 30, 1999 and 1998.......          3

                   Consolidated Balance Sheet - September 30, 1999 and
                   December 31, 1998.......................................          4

                   Consolidated Statement of Cash Flows - Nine Months
                   Ended September 30, 1999 and 1998.......................          5

                   Notes to the Consolidated Financial Statements..........          6

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................         11

                          PART II.  OTHER INFORMATION

Item 2.            Changes in Securities...................................         16

Item 6.            Exhibits and Reports on Form 8-K........................         16

                   Signatures..............................................         17

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                             ----------------------------------    ----------------------------------
                                                    1999               1998               1999               1998
                                             ---------------    ---------------    ---------------    ---------------
                                                               (restated- Note 6)                    (restated -Note 6)
Revenue:
    Commercial.........................              $36,191            $37,627            $92,479            $99,274
    Government.........................               18,515             18,386             38,867             46,240
                                             ---------------    ---------------    ---------------    ---------------
        Total revenue..................               54,706             56,013            131,346            145,514

Cost of goods sold.....................               20,971             26,705             71,027             68,506
Research and development...............                6,354              6,334             20,167             19,852
Selling and other operating costs......               13,241             14,089             41,535             41,576
Combination costs......................                   --                 --              6,110                 --
                                             ---------------    ---------------    ---------------    ---------------
                                                      40,566             47,128            138,839            129,934

    Earnings (loss) from operations....               14,140              8,885             (7,493)            15,580

Interest income........................                   --                250                 18                715
Interest expense and other.............               (1,576)              (865)            (3,841)            (3,538)
                                             ---------------    ---------------    ---------------    ---------------

    Earnings (loss) before income taxes               12,564              8,270            (11,316)            12,757

Provision (benefit) for income taxes...                4,020              2,539             (3,622)             3,788
                                             ---------------    ---------------    ---------------    ---------------

Net earnings (loss)....................              $ 8,544            $ 5,731           $ (7,694)           $ 8,969
                                             ===============    ===============    ===============    ===============

Net earnings (loss) per share
    Basic..............................              $  0.60            $  0.41           $  (0.54)           $  0.71
                                             ===============    ===============    ===============    ===============
    Diluted............................              $  0.59            $  0.40           $  (0.54)           $  0.68
                                             ===============    ===============    ===============    ===============

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
              (in thousands, except share and per share amounts)

                                                    ASSETS

                                                                      September 30,             December 31,
                                                                           1999                     1998
                                                                  -------------------      --------------------
                                                                       (unaudited)           (restated - Note 6)
Current assets:
    Cash and cash equivalents..................................              $  4,140                  $  4,793
    Accounts receivable, net...................................                77,755                    91,202
    Inventories................................................                75,119                    70,312
    Prepaid expenses...........................................                 7,418                     6,061
    Deferred income taxes......................................                 6,776                     6,776
                                                                  -------------------      --------------------
        Total current assets...................................               171,208                   179,144
Property and equipment, net....................................                28,429                    26,775
Software development costs, net................................                   282                       488
Deferred income taxes, net.....................................                16,940                     9,749
Intangible assets, net.........................................                15,105                    15,936
Other assets...................................................                 3,578                     3,897
                                                                  -------------------      --------------------
                                                                             $235,542                  $235,989
                                                                  ===================      ====================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable..............................................              $ 68,317                  $ 39,958
    Accounts payable...........................................                23,337                    24,031
    Accrued payroll and other liabilities......................                10,974                    16,189
    Accrued income taxes.......................................                 6,089                     3,893
    Current portion of long-term debt..........................                 1,239                     2,680
                                                                  -------------------      --------------------
        Total current liabilities..............................               109,956                    86,751

Long-term debt.................................................                 1,702                    19,296
Pension liability..............................................                 4,007                     3,960
Commitments and contingencies..................................                    --                        --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
     authorized; no shares issued  at September 30, 1999, and
     December 31, 1998.......................................                      --                        --
    Common stock, $0.01 par value, 30,000,000 shares
     authorized, 14,347,766 and 14,133,403 shares issued at
     September 30, 1999, and December 31, 1998, respectively...                   144                       141
    Additional paid-in capital.................................               142,980                   142,169
    Accumulated deficit........................................               (21,949)                  (14,255)
    Accumulated other comprehensive loss.......................                (1,298)                   (2,073)
                                                                  -------------------      --------------------
        Total shareholders' equity.............................               119,877                   125,982
                                                                  -------------------      --------------------
                                                                             $235,542                  $235,989
                                                                  ===================      ====================

   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                    ----------------------------------------------
                                                                             1999                      1998
                                                                    --------------------      --------------------
                                                                                                (restated-Note 6)
Cash used by operations:
    Net (loss) earnings..........................................               $ (7,694)                 $  8,969
    Income charges not affecting cash:
        Depreciation.............................................                  4,854                     4,599
        Amortization.............................................                  2,041                     1,934
        Disposals and write-offs of property and equipment.......                    471                       265
        Deferred income taxes....................................                 (7,191)                       (6)
    Changes in certain assets and liabilities:
        Decrease (increase) in accounts receivable...............                 13,447                   (19,200)
        Increase in inventories..................................                 (4,807)                   (7,899)
        Increase in prepaid expenses.............................                 (1,357)                     (354)
        Decrease in other assets.................................                    157                       103
        Decrease in accounts payable.............................                   (694)                   (5,969)
        Decrease in accounts payable to related parties..........                     --                    (6,228)
        Decrease in accrued payroll and other liabilities........                 (5,215)                  (13,252)
        Increase in accrued income taxes.........................                  2,196                     1,880
                                                                    --------------------      --------------------
    Cash used by operating activities............................                 (3,792)                  (35,158)
                                                                    --------------------      --------------------
Cash used by investing activities:
    Additions to property and equipment..........................                 (7,821)                  (10,077)
    Software development costs...................................                     --                      (239)
                                                                    --------------------      --------------------
Cash used by investing activities................................                 (7,821)                  (10,316)
                                                                    --------------------      --------------------
Cash provided by financing activities:
    Net increase in notes payable................................                 28,359                    13,072
    Proceeds from long term debt.................................                  1,538                     1,217
    Repayment of long term debt including current portion........                (20,573)                   (5,684)
    Increase in pension liability................................                     47                       123
    Proceeds from exercise of stock options......................                    814                     1,273
    Common stock issued..........................................                     --                    32,676
    Cost of common stock issued..................................                     --                      (551)
    Common stock issued pursuant to stock option plans...........                     --                       971
                                                                    --------------------      --------------------
    Cash provided by financing activities........................                 10,185                    43,097
                                                                    --------------------      --------------------
Effect of exchange rate changes on cash..........................                    775                      (697)
                                                                    --------------------      --------------------
Net decrease in cash and cash equivalents........................                   (653)                   (3,074)
Cash and cash equivalents, beginning of period...................                  4,793                     7,545
                                                                    --------------------      --------------------
Cash and cash equivalents, end of period.........................               $  4,140                  $  4,471
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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                  ---------------------------   --------------------------
                                                       1999           1998          1999           1998
                                                  ------------   ------------   -----------   ------------
Weighted average number of common shares
   outstanding.................................         14,311         13,862        14,213         12,604
Assumed exercise of stock options net of
   shares assumed reacquired under the treasury
   stock method................................            212            407            --            537
                                                  ------------   ------------   -----------   ------------
Diluted shares outstanding.....................         14,523         14,269        14,213         13,141
                                                  ============   ============   ===========   ============

The effect of stock options aggregating 297,000 shares have been excluded for purposes of diluted earnings per share for the nine months ended September 30, 1999, since the effect would have been anti-dilutive.


NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                          September 30,                December 31,
                                                               1999                        1998
                                                      -------------------         -------------------
Raw material and subassemblies.....................               $43,687                     $36,315
Work-in-progress...................................                17,175                      12,527
Finished goods.....................................                16,069                      22,330
                                                      -------------------         -------------------
                                                                   76,931                      71,172
Less - progress payments received from
             Customers.............................                (1,812)                       (860)
                                                      -------------------         -------------------
                                                                  $75,119                     $70,312
                                                      ===================         ===================

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:


Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                             Accumulated
                                                                 Additional                      Other                    Total
                                            Preferred   Common     Paid-in    Accumulated    Comprehensive            Comprehensive
                                              Stock      Stock     Capital      Deficit         Income        Total       Loss
                                            ---------   ------   ----------   -----------    -------------   -------- -------------
Balance, December 31, 1998...............   $   --       $141     $142,169     $(14,255)        $(2,073)     $125,982
Common stock options exercised...........       --          3          811           --              --           814
Net loss for the nine month period.......       --         --           --       (7,694)             --        (7,694)   $(7,694)
Translation adjustment...................       --         --           --           --             775           775        775
                                            -------      ----     --------     --------         -------      --------    -------
Balance, September 30, 1999..............   $   --       $144     $142,980     $(21,949)        $(1,298)     $119,877
                                            =======      ====     ========     ========         =======      ========

Comprehensive loss, nine months ended
 September 30, 1999......................                                                                                $(6,919)
                                                                                                                         =======

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

The shares of capital stock of Inframetrics outstanding immediately prior to the Effective Time were converted into and exchanged for a total of 2,107,552 shares of the Company's common stock (including 210,755 shares of the Company's common stock to be held in escrow to secure the indemnification obligations of the stockholders of Inframetrics until September 26, 1999). In addition, all options to purchase Inframetrics common stock that were outstanding immediately prior to the effective time were assumed by the Company. As of the Effective Time of the merger, a total of 192,439 shares of the Company's common stock were issuable upon the exercise of the stock options assumed by the Company in the Merger.

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

In conjunction with the merger, on March 31, 1999, the Company recognized a one-time charge of $24.3 million consisting of the following (in thousands):

                                                                       Incurred
                                                                        through
                                                     Original        September 30,        Remaining
Description:                                         Estimate            1999              Balance
----------------------------------------------   --------------   -----------------   ----------------
Reserve for duplicative inventories...........          $18,150              $2,694            $15,456
Transaction related costs.....................            3,110               2,638                472
Costs to exit activities......................            3,000               2,583                417
                                                 --------------   -----------------   ----------------
  Total                                                 $24,260              $7,915            $16,345
                                                 ==============   =================   ================

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

The following reconciles revenue and net earnings previously reported to the restated information presented in the consolidated financial statements:

                                                                            1998
                                                         -----------------------------------------
                                                             Three Months           Nine Months
                                                                 Ended                 Ended
                                                             September 30,         September 30,
                                                         -------------------   -------------------
Revenue:
  Previously reported.................................               $41,261              $104,032
  Inframetrics........................................                14,752                41,482
                                                         -------------------   -------------------
  Restated............................................               $56,013              $145,514
                                                         ===================   ===================
Net earnings:
  Previously reported.................................               $ 5,227              $  8,272
  Inframetrics........................................                   504                   697
                                                         -------------------   -------------------
  Restated............................................               $ 5,731              $  8,969
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

Operating segment information including revenue and gross profit are as follows (in thousands):

                                        Nine Months Ended September 30,
                      -----------------------------------------------------------------
                                    1999                              1998
                      -------------------------------   -------------------------------
                                           Gross                             Gross
                          Revenue          Profit          Revenue           Profit
                      --------------   --------------   --------------   --------------

Commercial.........         $ 92,479          $40,307         $ 99,274          $52,615
Government.........           38,867           20,012           46,240           24,393
                      --------------   --------------   --------------   --------------
Total..............         $131,346          $60,319         $145,514          $77,008
                      ==============   ==============   ==============   ==============

All longed-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                                     September 30,        December 31,
                                                         1999                 1998
                                                  -----------------   ------------------
United States..................................             $23,327              $18,577
Europe.........................................               5,102                8,198
                                                  -----------------   ------------------
                                                            $28,429              $26,775
                                                  =================   ==================

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

          Revenue. The Company's revenue for the three months ended September 30, 1999 decreased 2.3%, from $56.0 million in the third quarter of 1998 to $54.7 million in the third quarter of 1999. Commercial revenue decreased 3.8% from $37.6 million in the third quarter of 1998 to $36.2 million in the third quarter of 1999. The decrease in commercial revenue was primarily due to declines in the commercial broadcast and airborne law enforcement markets as a result of the cyclical nature of the commercial broadcast market and a pronounced shift in focus on capital expenditures away from capital goods and toward expenditures to ensure Year 2000 compliance. Revenue from the sale of systems to government customers increased slightly to $18.5 million in the third quarter of 1999 compared with $18.4 million in the third quarter of 1998. The relatively consistent government revenue was primarily due to continued strong sales of the Company's Star SAFIRE/TM/ product. The revenue for the quarter was impacted due to supply constraints on cooled detectors for the MilCam/TM/ products. The Company has experienced a significant increase in demand for cooled detectors used in the MilCam and the Mark III/TM/ products and the Company continues to work with its suppliers to increase production to meet the demand.

Revenue for the nine months ended September 30, 1999 decreased 9.7%, from $145.5 million in the first nine months of 1998 to $131.3 million in the first nine months of 1999. Commercial revenue for the nine months ended September 30, 1999 decreased 6.8% from $99.3 million in the first nine months of 1998 to $92.5 million in first nine months of 1999. The decrease in commercial revenue was primarily due to disruptions encountered in the distribution channel as a result of the four month delay in consummating the merger with Inframetrics caused by the delayed approval of the transaction from the Federal Trade Commission and the Department of Justice and to decreased sales to commercial broadcasters and law enforcement agencies. This delay created uncertainty in the Company's customer base and management believes that many orders that would have been placed earlier in 1999 were delayed until the merger was completed and the surviving product lines were identified. While this delay impacted the first two quarters of 1999, management believes that market has recovered as evidenced by increased thermography orders. Revenues from the sale of systems to government customers for the nine months ended September 30, 1999 totaled $38.9 million, a decrease of 15.9% from the $46.2 million in revenue generated in the first nine months of 1998. The significant decline in government revenue was due to issues encountered primarily in the first quarter and the early portion of the second quarter by agencies of the U.S. Government and other NATO countries in obtaining release of 1999 procurement funds due to the funding uncertainties caused by the NATO campaign in Kosovo, and the continued depressed economic conditions in several international markets.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue, commercial revenue for the third quarter of 1999 decreased slightly to 66.2% as compared to 67.2% in the third quarter of 1998. For the nine months ended September 30, 1999, commercial revenue increased to 70.4% of total revenue, as compared to 68.2% for the first nine months of 1998.

Revenue from sales outside the United States increased as a percentage of total revenue from approximately 34.7% to approximately 40.0% for the quarters ended September 30, 1998 and 1999, respectively. The increase in the percentage of international sales was primarily due to increased deliveries of thermography products in Europe and increased deliveries on existing international government
contracts.   For the first nine months of 1999, revenue from sales outside the
United States constituted 36.0% of total revenue, as compared to 36.8% for the first nine months of 1998. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

          Gross profit. As a percentage of revenue, gross profit increased from 52.3% in the third quarter of 1998 to 61.7% in the third quarter of 1999. The increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of commercial revenue generated from uncooled commercial products, which, as a result of the favorable cost structure of the uncooled commercial products and through manufacturing cost control efforts, exceed those margins experienced from the sale of cooled commercial products.

As a percentage of revenue, gross profit decreased from 52.9% to 45.9% for the nine month periods ended September 30, 1998 and 1999, respectively. The primary reason for this significant decline was the inclusion in cost of goods sold for the nine month period ended September 30, 1999 of a one-time charge of $18.2 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have increased from 52.9% to 59.7% for the nine months ended September 30, 1998 and 1999, respectively. This increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the uncooled commercial products, now generally exceed those margins experienced from the sale of cooled imaging products and imaging systems to the government market. The increase in gross profit as a percentage of revenue was mitigated in part by an increase in shipments to instrumentalities of the U.S. Government which typically have lower margins than those of other customers in the government market and aggregated $22.4 million in the first nine months of 1999 compared to $18.6 million in the first nine months of 1998.

          Research and development. Research and development expense for the quarter increased slightly, from $6.3 million for the third quarter of 1998 to $6.4 million for the third quarter of 1999. As a percentage of revenue, research and development expense increased from 11.3% to 11.6% for the three months ended September 30, 1998 and 1999. In absolute dollar terms, the relatively consistent level of research and development expense reflects the continued emphasis on product development offset by continued cost control efforts and efficiencies realized as a result of the Inframetrics transaction.

Research and development expense increased 1.6% for the nine months ended September 30, 1999, from $19.9 million in the first nine months of 1998 to $20.2 million in the first nine months of 1999. As a percentage of revenue, research and development expense increased from 13.6% to 15.4% for the nine months ended September 30, 1998 and 1999, respectively. In absolute dollar terms, the increase in research and development expense was primarily due to engineering efforts related to the introduction of new products including the FireFLIR/TM/, UltraMedia LE/TM/, Maritime FLIR and UltraMedia III/TM/, as well as on-going new product development and existing product enhancements. This increase was mitigated by increased cost control efforts and efficiencies realized as a result of the Inframetrics transaction. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

          Selling and other operating costs. Selling and other operating costs for the quarter decreased 6.0%, from $14.1 million for the third quarter of 1998 to $13.2 million for the third quarter of 1999. As a percentage of revenue, selling and other operating costs decreased from 25.2% to 24.2% for the three months ended September 30, 1998 and 1999, respectively. The decrease in absolute dollar terms was primarily due to management's cost control efforts and efficiencies realized as a result of the Inframetrics transaction.

Selling and other operating costs decreased slightly for the nine months ended September 30, 1999, from $41.6 million in the first nine months of 1998 to $41.5 million in the first nine months of 1999. As a percentage of revenue, selling and other operating costs increased from 28.6% to 31.6% for the nine months ended September 30, 1998 and 1999, respectively. The relatively consistent level in absolute dollar terms was due to the costs related to increased personnel as part of the continued shift from a primarily representative based sales force to a more direct sales force and increased personnel required for new markets, primarily the fire-fighting market. This increase was mitigated by management's cost control efforts and efficiencies realized as a result of the Inframetrics transaction. Selling and other operating costs are expected to continue to increase in absolute dollar terms, however, as a percentage of revenue they are expected to decline throughout the rest of the year.

          Inframetrics Merger. Effective March 30, 1999, the Company completed its merger with Inframetrics, Inc., a privately held infrared imaging company headquartered in Billerica, Massachusetts, by issuing approximately 2.3 million shares of the Company's common stock (including approximately 192,000 shares reserved for issuance upon the exercise of outstanding options) for all the outstanding stock of Inframetrics. Additionally, the Company assumed and paid off approximately $24 million of Inframetrics, Inc.'s short- and long-term debt.

In conjunction with the merger, during the quarter ended March 31, 1999, the Company recorded a one-time charge of $24.3 million. The charge consisted of $18.2 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold, and $6.1 of transaction related costs, which are included in combination costs, a separate line in operating expenses. These charges and related reserves are more fully discussed in Note 6 to the consolidated financial statements.

          Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, foreign currency transaction gains and losses and miscellaneous bank charges. The increase from $865,000 for the third quarter of 1998 to $1.6 million for the third quarter of 1999, and the increase from $3.5 million in the first nine months of 1998 to $3.8 in the first nine months of 1999 was primarily due to higher interest rates and increased debt levels to support working capital needs.

          Income taxes. The provision for income taxes for the three and nine months ended September 30, 1999 resulted in an effective tax rate of 32.0% compared to 30.7% for the third quarter of 1998 and 29.7% for the nine months ended September 30, 1998. The increase in the effective tax rate was primarily due to limitations on the timing and recognition of the Company's net operating loss carryforwards and tax credits. The effective tax rate remained below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

Liquidity and Capital Resources

At September 30, 1999, the Company had short term borrowings net of cash on hand of $64.2 million compared to $62.7 million at June 30, 1999 and compared to $35.2 million at December 31, 1998. The increase in short-term borrowings during the nine months ended September 30, 1999, was principally caused by the repayment of Inframetrics' existing long-term debt which aggregated $18.3 million at December 31, 1998 and the continued high levels of inventories and receivables.

At September 30, 1999, the Company had inventories on hand of $75.1 million compared to $70.3 million at December 31, 1998. The primary reason for the increase is the build-up of component inventory in anticipation of shipments to government customers during the last quarter of 1999, which typically is the largest revenue quarter of the year and build-up of component inventories for FireFLIR and Maritime FLIR systems in anticipation of deliveries of these new
products.   The level of inventory decreased $1.1 million from the June 30, 1999 balance of $76.2 million. This decrease, in a quarter in which the Company normally experiences an increase in inventory in anticipation of the volume of shipment in the fourth quarter, reflects the results of management's continued efforts to increase inventory turns.

At September 30, 1999, the Company had accounts receivable in the amount of $77.8 million compared to $91.2 million at December 31, 1998. The decrease in the level of accounts receivable was primarily due to decreased shipments during the first nine months of 1999. Also contributing to the decrease was the greater percentage of total receivables that represent sales to commercial customers which typically have a shorter collection cycle than sales to government customers. Days sales outstanding decreased from 150 at June 30, 1999 to 122 at September 30, 1999.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $7.8 million and $10.1 million for the nine months ended September 30, 1999 and 1998, respectively. The Company has budgeted for approximately $7.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 and other issues and has expended approximately $6.1 million through September 30, 1999.

The Company has available a $70.0 million line of credit which bears interest at LIBOR plus 1.5% (6.8% at September 30, 1999) secured by all the Company's assets. Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Krone (approximately $4.7 million) line of credit at 5.1% at
September 30, 1999.   At September 30, 1999, the Company had $68.3 million
outstanding on these lines. The Company is currently negotiating an increase to the $70.0 million line of credit to $100.0 million. The new operating line is expected to be effective in early December.

The Company believes that its existing cash and available credit facilities, financing available from other sources and continuing efforts to expedite the collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

Quantitative and Qualitative Disclosure about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to its short-term and long-term debt obligations. The Company currently hedges interest rate exposure through the use of long-term interest rate swaps. The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations are immaterial. Interest expense is affected by the general level of U.S. interest rates and/or LIBOR.

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

The Year 2000 issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company identified that the internal manufacturing system acquired by the Company in connection with the acquisition of AGEMA is not Year 2000 compliant, and has completed the installation of a new enterprise resource planning system, both hardware and software, to correct this deficiency. The Company's existing product lines have been tested and reviewed to ensure Year 2000 compliance and the Company's products under development are being designed to be Year 2000 compliant. Additionally, the Company has evaluated Year 2000 compliance on products from its suppliers and partners. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is estimated to be approximately $7.0 million and is being funded through existing cash resources. A contingency plan has not been finalized for dealing with the most reasonably likely worst-case scenario, as such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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


                         PART II.   OTHER INFORMATION

Item 2.  Changes in Securities

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 11,600 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

     10.1 Contract for the Supply of Uncooled Imaging Modules, dated August 8, 1999*

     27.1   Financial Data Schedule

     *Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (S)240.24b-2.

  (b) During the three months ended September 30, 1999, the Company did not file any reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLIR SYSTEMS, INC.


Date      November 15, 1999                 /s/  J. Mark Samper
     ----------------------------           -------------------
                                            J. Mark Samper
                                            Sr. Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer and Duly Authorized Officer)