Form 10-Q/A
period 1999-09-30
FLIR SYSTEMS INC
filed 1999-12-02
CIK 354908

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q/A

                                Amendment No. 1
                              __________________

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
                                          -----       -----

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


Date      December 2, 1999                  /s/  J. Mark Samper
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