Form 10-K
period 1999-12-31
FLIR SYSTEMS INC
filed 2000-04-14
CIK 354908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the year ending December 31, 1999.
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from                 to

                        Commission file number: 0-21918

                               ----------------

                               FLIR Systems, Inc.
             (Exact name of Registrant as specified in its charter)

                    Oregon                                         93-0708501
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
                or organization)

                 16505 S.W. 72nd Avenue, Portland, Oregon 97224
                    (Address of principal executive offices)

                                 (503) 684-3731
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Title of each class of Stock

                         Common Stock, $0.01 par value
                        Preferred Stock Purchase Rights

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [_]

   As of March 31, 2000, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $132,566,943.

   As of March 31, 2000, there were 14,429,055 shares of the Registrant's common stock, $0.01, par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2000 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FLIR SYSTEMS, INC.

                                   FORM 10-K

                                 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 ITEM 1.  BUSINESS......................................................     1
 ITEM 2.  PROPERTIES....................................................    12
 ITEM 3.  LEGAL PROCEEDINGS.............................................    13

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.......................................................    13
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................    14
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................    15
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....    21
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    21
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................    45

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    45
 ITEM 11. EXECUTIVE COMPENSATION........................................    45
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    45
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    45

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K.............................................................    45
 SIGNATURES..............................................................   48
 FINANCIAL STATEMENT SCHEDULES...........................................   49

                                     PART I

ITEM 1. BUSINESS

General

   We are a world leader in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of applications in the commercial and government markets. Our products come in a variety of configurations such as handheld or ground-based systems, as well as systems mounted on ships, helicopters and airplanes. Our thermal imaging systems use advanced infrared technologies that detect infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in daylight or total darkness and through smoke, haze and most types of fog. Our products can also incorporate visible light cameras, image analysis software and gyrostabilized gimbal technology. An example of a gyrostabilized gimbal is the capsule-like object attached to the nose of local television news stations' helicopters that you may have seen. These capsules, or gimbals, contain broadcast quality cameras and, sometimes, thermal imaging cameras, which allow news stations to film breaking news stories.

   Our products provide state-of-the-art imaging technology coupled with competitive pricing. Our product configurations and image analysis software tools increase our ability to provide products tailored to meet individual customer requirements. In addition to our continuing line of products that incorporate "cooled" detector technology, we have also developed and begun selling innovative new products utilizing advanced "uncooled" thermal imaging technology.

Industry Overview

 Background

   Infrared radiation is light that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials. Thermal imaging systems are used to detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a monitor. These systems are distinguished from one another by their capability to detect and resolve infrared radiation, the clarity of the image displayed, detection range, system reliability, price and adaptability to a variety of customer requirements. Thermal imaging systems, unlike night vision goggles, enable the operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Advanced thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of commercial applications.

   Early applications of thermal imaging technology primarily involved the use of expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were far more important than price in purchasing decisions. A simpler form of the technology was also employed in limited commercial applications such as detecting heat loss from buildings or houses, where price was more important than sophisticated performance. Consequently, a large group of potential users in both the commercial and government markets did not use thermal imaging technology since available systems either failed to meet performance requirements or were too expensive.

   An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is a primary component of thermal imaging systems. Until recently, thermal imaging systems relied on infrared detectors that needed to be cooled to near absolute zero in order to operate. This technology is sometimes referred to as "cooled" detector technology. The cryogenic "coolers" needed for such detectors are expensive components that consume a great amount of power and add to the weight, size and overall complexity of the system. Thermal imaging systems that use new "uncooled" detector technology do not require these cooling components but instead operate at room temperature. This feature allows for cheaper, smaller, lighter, more energy efficient, solid-state systems. These factors are expected to increase the demand for such systems in existing market segments and create demand in new market segments, such as fire fighting and machine vision. Despite the advantages of uncooled technology, cooled systems should continue to play a significant role in the government market due to those systems' longer-range performance capabilities. As hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more critical component of customers' purchasing decisions.

Markets

   Commercial Market. The commercial market is comprised of a broad range of thermal imaging applications. This market has evolved from the use of simple heat sensing devices to sophisticated radiometric (temperature measuring) instruments that use a variety of accessories and extensive image analysis software. The increasing emphasis on improving manufacturing efficiency and product quality, underscored by the growing importance of quality assurance programs such as International Standards Organization (ISO) 9000 and the increasing complexity of manufacturing processes, has expanded the commercial market. Uncooled thermal imaging technology has created opportunities to further penetrate existing market segments as well as to create demand in new markets that can benefit from the enhanced price and performance of such technology. The growth of the commercial market has also been driven by improvements in hardware functionality, enhanced image analysis software performance and declining hardware prices.

   The commercial market primarily consists of the following market segments:

 Condition Monitoring           Thermal imaging systems are used for monitoring
                                the condition of equipment. Such monitoring
                                allows for the detection of equipment faults so
                                they can be repaired. This increases the
                                equipment's productivity and avoids
                                catastrophic failures or major equipment
                                damage, which in turn significantly reduces
                                operating expenses by lowering repair costs and
                                reducing downtime. Improved functionality of
                                image analysis software, longer battery
                                operation and simplicity of system operation
                                are critical factors for this market segment.
                                Specific condition monitoring applications
                                include locating and repairing defective power
                                transmission components or electrical
                                connections, predicting the end of life of
                                bearings in rotating machinery, evaluating the
                                integrity or amount of insulation in a building
                                or container and locating roof leaks and
                                related damage.


 Research and Development       Because of its non-destructive analysis
                                capability, thermal imaging is a useful tool in
                                a wide variety of research and development
                                applications. Since many component and product
                                designs involve the use or control of heat,
                                thermal imaging can be effectively used in the
                                research and design of the component or
                                product. For example, thermal imaging is used
                                in laser design to determine the power
                                distribution of the beam, in the development of
                                diesel engines using ceramic-coated pistons to
                                determine proper adhesion of the ceramic to the
                                metal piston and in the design of rubber tires
                                to evaluate uniform heat distribution. Research
                                and development applications typically require
                                very high performance systems with extensive
                                software capabilities and tools to analyze the
                                thermal image.

 Manufacturing Process Control  The ability to determine whether a manufacturing process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermal imaging and image analysis allow for the monitoring and control of heat, which is used in virtually all industrial processes. Similarly, thermal imaging systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials.

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

 Airborne Observation and       The use of airborne observation and broadcast
 Broadcast                      systems is becoming a standard tool for
                                television stations and broadcast networks.
                                This technology is also used by law enforcement
                                agencies around the world for surveillance,
                                suspect search and apprehension and officer
                                support. This market segment typically requires
                                either very high performance daylight cameras
                                or dual imaging systems with both visible light
                                and thermal imaging capabilities, in addition
                                to state-of-the-art stabilization, the ability
                                to provide jitter-free images from great
                                distances, and the ability to downlink the
                                information from the aircraft to the production
                                studio or command center on a real-time basis.
                                Applications should increase as system size and
                                weight continue to decline, enabling the use of
                                systems on small and weight-restricted
                                helicopters. In addition, law enforcement
                                agencies have established thermal imaging as a
                                primary support tool and should continue to
                                take advantage of favorable prices.

 New Commercial Market          New market segments for thermal imaging are
 Opportunities                  developing due to the availability, cost
                                effectiveness and enhanced performance
                                characteristics of uncooled thermal imaging
                                technology. Machine vision and fire fighting
                                are near-term market opportunities, while
                                landing guidance, maritime navigation, security
                                and handheld law enforcement support represent
                                future growth opportunities. Machine vision is
                                a manufacturing process control that allows for
                                real-time, fully automated regulation and
                                guidance of the assembly or manufacturing
                                process. As system prices decline, uncooled
                                thermal imaging technology will provide cost
                                effective solutions for a wide variety of new
                                commercial applications.

   Government Market. The government market is also comprised of a broad range of thermal imaging applications. Although the majority of government applications require the use of cooled technology, uncooled thermal imaging systems can be used for ground-based security and handheld observation. Customers in the government market demand affordable high performance systems that can be mounted on a variety of helicopters, airplanes and ships, operate in different climatic conditions and perform a variety of tasks requiring high image resolution quality and substantial image stabilization.

     The government market primarily consists of the following market segments:

 Search and Rescue              Thermal imaging systems are used in traditional
                                search and rescue missions to rescue
                                individuals in danger or distress on boats or
                                in vehicles, to provide offshore oil platform
                                safety and to provide emergency or disaster
                                response support for missing persons or
                                accident victims.

 Federal Drug Interdiction      Thermal imaging systems enable government
                                agencies to expand their drug interdiction and
                                support activities by allowing greater
                                surveillance and detection capabilities.


 Surveillance and               Thermal imaging systems are used in
 Reconnaissance                 surveillance and reconnaissance applications
                                for the precise positioning of objects from
                                substantial distances and for enhanced
                                situation awareness, particularly at night or
                                in conditions of reduced or obscured
                                visibility.

 Navigation Safety              Thermal imaging systems are used in navigation
                                safety applications to improve missions by
                                enabling crews piloting aircraft or ships to
                                see terrain and objects and to detect and avoid
                                obstacles at night and in conditions of limited
                                visibility due to smoke, haze or fog.

 Border and Maritime Patrol     Thermal imaging systems are used in airborne
                                operations for border and maritime
                                surveillance, particularly at night, to monitor
                                borders and coastal waters, to monitor national
                                fishing boundaries and to prevent smuggling.

 Environmental Monitoring       Thermal imaging systems are used in
                                environmental monitoring applications including
                                forest fire detection and suppression, oil
                                spill detection and monitoring and wildlife
                                management.

 Ground-based Security          Thermal imaging systems are used for ground-
                                based surveillance and perimeter security of
                                government and military installations,
                                particularly at night.

Technology

   We use our expertise in diverse technologies and engineering capabilities to develop and produce sophisticated thermal imaging systems. In order to produce cost-effective products and shorten the product development cycle, we integrate the following engineering disciplines and manufacturing processes:

 System Design and Radiometry   We believe that our extensive experience in
                                systems integration allows us to effectively
                                combine a wide variety of engineering
                                disciplines necessary to design and manufacture
                                thermal imaging systems. We also possess the
                                specialized system design knowledge required to
                                produce thermal imaging systems that can
                                accurately measure temperature--a critical tool
                                for many commercial applications.

 Software Development           We utilize both internal and external sources
                                to develop the software capabilities necessary
                                to simplify complex thermal imaging systems. We
                                have developed Windows-based image analysis
                                software applications that solve a variety of
                                manufacturing process and quality control
                                problems. We also have the necessary expertise
                                to develop embedded software control systems,
                                communications software and testing programs
                                for our thermal imaging systems.

 Optical Design and Fabrication We design and manufacture many of the sophisticated optics that are required to gather and transmit detected thermal images with minimum distortion, allowing us to significantly shorten the product development cycle and avoid costs and delays associated with reliance on third-party optics sources.

 Electronic Design              We design signal processing circuits that
                                interface directly with the detector arrays to
                                convert detected infrared radiation into
                                electronic signals and design the electronic
                                image processing that is necessary to convert
                                the electronic signals into standard video
                                format. Advances in

                                microprocessors, electric miniaturization and image processing have made significant contributions to the performance and utility of our thermal imaging systems.

 Mechanical Engineering         Our design and production of thermal imaging
                                systems involves highly sophisticated
                                mechanical engineering techniques. Such
                                sophisticated techniques are critical for the
                                design and assembly of the supporting
                                structures for system components such as
                                detector arrays, coolers, scanners and optics,
                                which must meet high-precision mechanical
                                tolerances. Similarly, the gyrostabilized
                                gimbal assembly for the SAFIRE, Star SAFIRE,
                                Ultra 7000 and UltraMedia requires expertise in
                                electro-mechanical control, gyroscopes and
                                specialized stabilization controls.

Products

   Commercial Products. In the commercial sector, we manufacture products that are sold to Industrial, Broadcast and Law Enforcement customers. For Industrial customers, we have developed infrared imaging systems that feature accurate temperature measurement, storage and analysis. These systems comprise two categories: handheld cameras and fixed installation cameras. All systems use a common-core imaging system, of which the majority use proprietary uncooled sensor technology. The handheld cameras look and function much like a standard camcorder, utilizing off-the-shelf technology for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capability with common factory automation systems. The products are evolved on an annual basis with new models being introduced to the market featuring enhancements in functionality and performance based on customer requests. This keeps the product line up to date, competitive and continuing to generate follow-on upgrade revenues.

   Our strong market share position is enhanced and maintained with the offering of key post-processing software packages that are developed internally. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications. Customers are supported through our "Infrared Training Center" business unit, which provides comprehensive training, certification and applications engineering from several corporate locations or at the customer's site.

   In the broadcast market, we manufacture highly stabilized turret platforms
(gimbals) that house broadcast quality TV cameras. The product is typically mounted to an aircraft, usually a helicopter, and operated by the use of a hand controller, which remotely directs the stabilized turret. The broadcast camera inside the turret provides the video output that is then either recorded on a video recorder or down-linked to a production studio for live broadcast. These systems are widely used by television news stations and law enforcement professionals.

   In the Law Enforcement market, we manufacture a variety of stabilized gimbal systems that typically contain both infrared and visual cameras. These systems provide high-resolution imagery, day or night, for covert surveillance, public safety and search and rescue applications. The systems are typically mounted to a helicopter and greatly enhance the capabilities of the officers during night operations.

 ThermaCAM PM Series            The AGEMA(R) 570, introduced in December 1997
                                and now known as the ThermaCAM(R) PM 595, 575,
                                545 and 525, was developed to meet the need for
                                a high performance lightweight cost-effective
                                portable thermal imager with precision
                                temperature measurement. This product was the
                                world's first commercially available handheld
                                radiometric thermal imaging system
                                incorporating uncooled IR FPA detector
                                technology. The product, now in its second
                                generation, is currently the only uncooled
                                radiometric imaging system in high volume
                                production.

                                The system provides for accurate temperature measurement of objects from -40(degrees)C to +2000(degrees)C. The imager is packaged in a camcorder-like aluminum housing weighing less than five pounds. The systems features numerous automated features, offering one-hand, point and shoot operation.

                                The ThermaCAM 595 has applications across all commercial thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

 ThermaCAM SC Series            The ThermaCAM SC series cameras are similar to
                                the PM series cameras except they typically
                                incorporate high-definition cooled FPA sensors
                                that offer an increased level of sensitivity,
                                image quality and accuracy. The SC series
                                cameras are designed primarily for high-end
                                research and development applications. These
                                systems, originally introduced in the spring of
                                1996 now comprise three models: SC1000, SC2000
                                and SC3000. The SC1000 utilizes a cooled
                                Platinum Silicide detector and is well suited
                                for applications in the glass, plastics and
                                petroleum refining industries. The SC2000
                                utilizes an uncooled microbolometer detector
                                and is well suited for general R&D applications
                                such as product thermal testing or PC board
                                inspections. The SC3000 is the world's first
                                production Quantum Well Infrared Photodetecor
                                (QWIP) based camera and features extremely high
                                sensitivity (0.03(degrees)C) and longwave
                                operation. This camera is well suited for non-
                                destructive testing applications and certain
                                medical research applications.

 ThermaCAM Tracer               The ThermaCAM Tracer(R), introduced in the
                                first quarter of 1997 as "Tracer Plus", is the
                                first industrial imaging system capable of
                                recording and analyzing high-speed thermal
                                events on a conventional Windows-based PC. The
                                ThermaCAM Tracer combines a high-resolution
                                thermal imaging camera, such as the ThermaCAM
                                595, with a Pentium PC, digital recording
                                system and Windows-based image analysis
                                software for research and development
                                applications such as in laser design to
                                determine the power distribution of the beam or
                                in the development of diesel engines using
                                ceramic-coated pistons to determine proper
                                adhesion of the ceramic to the metal piston.

 ThermoVision IRMV              The ThermoVision IRMV(R), introduced in early
                                1998, is an uncooled thermal imaging camera for
                                manufacturing process control and machine
                                vision applications. "IRMV", or Infrared
                                Machine Vision, is being rapidly accepted as an
                                alternate means for factory automation in
                                applications where heat is a factor. Operating
                                as a remote controlled "smart" sensor in
                                supervised operation or integrated into a
                                complete control system, the ThermoVision IRMV
                                sensor transmits data on a continuous real-time
                                basis to factory automation equipment. Using
                                built-in intelligence, the ThermoVision can
                                process multiple areas of interest, trigger
                                alarms or transmit control data. A variety of
                                flexible, high-speed and reliable digital
                                cable, fiber-optic and wireless transmission
                                media

                                allow for flexible system integration with controllers, computers and vision systems.
                                Examples of ThermoVision applications include monitoring and controlling the manufacture of metal, plastic or glass parts, where thermal properties are critical to the final product.
                                ThermoVision IRMV sensors are used to provide the real-time feedback to assure consistent product quality.

 ThermaCAM Reporter Suite       The ThermaCAM Reporter Suite (formerly AGEMA
                                Report software), the latest release of which
                                was introduced at the end of 1999, allows for
                                review, analysis and processing of captured
                                thermal images and measurement data. The
                                software is a Windows-based program that is
                                easy to use and affordable. The software suite
                                comprises three basic products: A wizard driven
                                report writer, an Explorer style image viewer
                                and a stand-alone report viewer. The software
                                is typically packaged with the ThermaCAM PM or
                                SC series cameras, though it is capable of
                                operating with data gathered from other imaging
                                products as well.

 UltraMedia I & II              The UltraMedia, introduced in the first quarter
                                of 1996, is a compact stabilized airborne
                                broadcast system that delivers high-quality TV
                                images from an aircraft platform. Featuring a
                                magnification capability of 72:1 and a
                                lightweight, 5-axis gyrostabilized package, the
                                UltraMedia products are ideally suited for
                                airborne broadcast teams. The products were
                                developed for television stations and
                                entertainment networks to cover live news and
                                sporting events. The UltraMedia is also used by
                                law enforcement agencies around the world for
                                surveillance, suspect search and apprehension,
                                and officer support.

 UltraMedia-RS                  The UltraMedia-RS, introduced in the first
                                quarter of 1997, combines many of the features
                                of the larger UltraMedia systems in a compact
                                35-pound configuration. The UltraMedia-RS
                                allows small and weight restricted aircraft to
                                gather high quality video footage from long
                                distances, delivering a maximum magnification
                                capability of 40:1.

 UltraMedia LE                  The UltraMedia LE, introduced in the fourth
                                quarter of 1998, is a compact digital lowlight
                                surveillance system that delivers similar
                                performance to the UltraMedia II systems, but
                                also adds extreme low-light imaging capability
                                and a 30% increase in magnification providing
                                covert surveillance capabilities at night. The
                                product was developed to meet the needs of
                                federal, state and local law enforcement
                                agencies desiring covert observation
                                capabilities at extreme standoff distances.

 UltraVision                    The UltraVision, introduced in the fourth
                                quarter of 1998, is the newest member of the
                                Ultra family of broadcast camera products.
                                Designed to serve the low-end of the airborne
                                broadcast market, its small size and weight
                                allows it to be mounted on lower cost aircraft
                                platforms. The UltraVision is a turnkey
                                broadcast system, incorporating a high-
                                performance digital (DV) camera, recorder and
                                handheld controller. The product is designed to
                                suit the needs of tour operators, sightseeing
                                helicopters and regional broadcasters.

 FireFLIR The FireFLIR, introduced in the first quarter of 1999, is a lightweight, hands-free, helmet-mounted thermal imaging system for fire fighting applications. Weighing about 4 pounds, the FireFLIR incorporates an uncooled microbolometer detector that delivers crisp, high-resolution monochrome and color images. The system's unique design allows it to be used as a hands-free helmet mounted system or as a hand held imaging system. The system features automated capabilities for locating hot spots in walls and determining the temperature of objects in the scene. An optional microwave transmitter sends the video signal to a remote location for other crewmembers to view.

 Ultra 7000/Mark III Quantum    The Ultra 7000, also known as the Mark III
                                Quantum, introduced in the third quarter of
                                1998, is an airborne gimbal-mounted, dual
                                imaging system incorporating a state-of-the-art
                                Indium Antimonide infrared imaging detector and
                                a color CCD TV camera. At 9" in diameter and 26
                                pounds, the Mark III Quantum is the smallest
                                and lightest high performance dual system
                                available. Industry-leading features include a
                                continuous zoom IR lens, built-in auto-tracking
                                capability, GPS annotation and ergonomic hand
                                controller. The system is designed primarily
                                for law enforcement applications where the
                                continuous zoom and auto-tracker aid in keeping
                                suspects in the field of view. The system's
                                small size and light weight make it attractive
                                for use on smaller, less-expensive helicopters.
                                The system is also available with a reduced
                                size electronics set for use in unmanned
                                aircraft applications.

 UltraForce                     The UltraForce, introduced in the second
                                quarter of 1999, is a low cost dual sensor
                                gyrostabilized gimbal system. The system
                                incorporates an uncooled infrared imaging
                                sensor together with a CCD TV camera capable of
                                imaging in moderately low light conditions.
                                Features include dual IR fields of view,
                                instant-on capability and low operating costs.
                                Targeted at the law enforcement community, the
                                UltraForce is an entry-level product offering
                                good quality IR and Visual imaging, 4-axis
                                stabilization and video recording capabilities.

   Government Products. In the government sector, we manufacture products that are sold to airborne, ground and maritime applications. For airborne applications, we have developed highly stabilized turrets (gimbals), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser range finder, a laser illuminator and a spotter scope. The systems typically have sophisticated embedded software providing tracking, GPS and aircraft information. For ground applications, we manufacture two types of products: handheld products and platform mounted products. All ground systems have a high performance infrared camera coupled with an IR lens system. Some units have visual cameras on-board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities. Handheld ground products typically look like militarized camcorders and utilize commercial battery and viewfinder components, but are highly ruggedized. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters and wipes and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser range finders.

 Star SAFIRE                    First introduced in June 1998, is the Star
                                SAFIRE(R), a 3-axis gyrostabilized, 360 field
                                of view thermal imaging system incorporating
                                third generation focal plane array detector
                                technology. Manufactured to military standards
                                and using three fields of view, the system
                                provides extended detection range capability
                                and visually advanced imagery. The system
                                permits multiple optical payloads in addition
                                to the infrared detector, including a TV camera
                                with a zoom lens for daylight

                                operations, laser rangefinder, laser
                                illuminator or laser designator. Examples of Star SAFIRE applications include the detection of vehicles, ships or planes transporting illegal narcotics, and search and rescue for individuals in danger or distress, maritime patrol and reconnaissance missions.

 Star SAFIRE II                 Introduced in April of 1999, the Star SAFIRE
                                II(R) is an enhanced evolution on the Star
                                SAFIRE I. The system features improved
                                performance through the use of a military
                                qualified 5-axis gyrostabilized, gimbal and a
                                micro-scanned Indium Antimonide third
                                generation focal plane array detector.
                                Featuring a 30% increase in IR magnification,
                                the system provides an extended detection range
                                capability offering greater mission safety and
                                effectiveness. The system also permits multiple
                                optical payloads in addition to the infrared
                                detector, including a TV camera with a zoom
                                lens for daylight operations, laser
                                rangefinder, laser illuminator or laser
                                designator. Examples of Star SAFIRE
                                applications include search and rescue,
                                maritime patrol, unmanned air vehicles (UAV),
                                reconnaissance missions, border and coastal
                                surveillance and target identification and
                                designation.

 SAFIRE The SAFIRE(R) system, first introduced in the second quarter of 1992, is a digital airborne system with a high-performance scanned infrared camera. The unit's 3-axis gyrostabilized gimbal configuration has been certified to operate at airspeeds in excess of 400 knots, ensuring that the SAFIRE can operate and produce, a stable, high-resolution image when mounted on most aircraft designed for subsonic operations. The
                                SAFIRE has a digital microprocessor, which permits optional features such as auto-tracking, auto-scanning, laser illumination, laser rangefinder, use of a TV camera, navigation interfaces, digital image filters and freeze frame. Examples of SAFIRE applications include navigation assistance at night and in adverse weather, search and rescue operations and border patrol missions.

 ThermoVision 1000              The ground-based ThermoVision(R) 1000 (formerly
                                AGEMA 1000), first introduced in 1992, is a
                                fixed or tripod mounted thermal imaging system
                                that can detect small objects up to several
                                kilometers away under extreme environmental
                                conditions, day or night. The system features
                                mission specific optical configurations and a
                                highly ruggedized enclosure. Capable of remote
                                operation, the system has on-board image
                                processing capabilities, which enhance target
                                detection and identification. The ThermoVision
                                1000 can also be integrated into a gimbal for
                                airborne applications. Examples of ThermoVision
                                1000 applications include perimeter security of
                                military bases and sensitive government
                                installations or buildings. The system is
                                currently deployed worldwide under the US
                                Government TASS program.

 ThermoVision Sentry            The ground-based ThermoVision Sentry, first
                                introduced in the fourth quarter of 1998, is
                                the first fixed or tripod mounted thermal
                                imaging system featuring uncooled detector
                                technology. Using this technology, this system
                                can operate unattended for very long periods of
                                time without maintenance. The system
                                incorporates a sophisticated pan and tilt
                                mechanism that has highly accurate, high speed
                                pointing capability and

                                automated scanning functions. Designed for automated perimeter or facility surveillance, the system has on-board image alarm functions and bi-directional remote communication capabilities. Examples of ThermoVision Sentry applications include perimeter security of high value or high security environments, shipboard navigation and coastal surveillance applications.

 Sea FLIR                       The Sea FLIR, developed under the US Navy
                                "MarFLIR" contract and introduced in the second quarter of 1999, is an inverted stabilized 9" gimbal infrared imaging system designed specifically for the marine environment. Able to withstand significant shock, vibration, and sea-spray, the Maritime FLIR is hermetically sealed and contains an on-board de-icing system. The system incorporates a high performance Indium Antimonide IR FPA sensor with a 10x continuous zoom lens, a laser range finder and an auto-tracker. This system is designed to be mounted on a mast, wheelhouse or a weapons platform. Examples of Maritime FLIR applications include, foul weather navigation, anti-piracy, search and rescue, mine detection and collision avoidance.

 MilCAM The MilCAM, introduced in the first quarter of 1997, is a high performance hand held infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long range surveillance, target observation, artillery observation/fire correction, perimeter security an border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system uses off-the-shelf batteries and weighs less than 5 pounds. Currently available in three models: MilCAM LE, XP and Ranger versions, the MilCAM leads the market in small size, low power and long range capabilities.
                                The MilCAM LE features a cooled Platinum
                                Silicide detector and is designed for law enforcement applications. The MilCAM XP features a high performance Indium Antimonide detector offering detection beyond 5 kilometers. The MilCAM Ranger is a fixed installation or tripod mounted product that offers very long-range performance and remote control capabilities. Examples of MilCAM applications include: Perimeter security, coastal surveillance, special operations, police surveillance and search and rescue.

Customers

   The primary customers for our products include domestic and foreign government agencies, including military, paramilitary and police forces, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news-gathering agencies and various commercial enterprises.

   A substantial portion of our revenue is derived from sales to agencies and instrumentalities of the U.S. Government, which aggregated more than 17.1% of our revenues in each of the last three years. For the year ended December 31, 1999, such sales represented 17.8% of our total revenue. With the exception of the continuing sales to agencies and instrumentalities of the U.S. Government, we do not typically have continuing customers whose purchases constitute more than 10% of revenues on a year-to-year basis. At any given time, however, we may have purchase commitments from customers that, if completed, would constitute more than 10% of revenues in any given year. The failure of any such customer to complete such purchases or the loss of the agencies and instrumentalities of the U.S. Government as a customer could have a material adverse effect on our business, financial position and results of operations.

Sales, Distribution and Customer Service

   We believe that our sales and marketing organization is the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers and service centers. The process of selling and marketing our products involves extensive product promotion, technical selling and after-sales support. Our commercial and government products are highly technical and have distinct characteristics and functionality. Our sales and service personnel undergo a comprehensive training program to educate them as to the technical aspects of the products as well as familiarize them with individual customer requirements. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

   We have distinct sales channels for commercial, airborne observation and broadcast and government customers. We sell our commercial thermal imaging products worldwide through a direct sales staff of more than 120 people and a network of 75 distributors (many with multiple offices) and representatives, each with an exclusive right to sell our products in a defined geographic area. We sell our airborne observation and broadcast products through a seven person direct sales staff. We sell our government products through a 53 person direct sales staff and 50 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training, operational assistance, installation design and support, and software assistance to direct and indirect sales personnel as well as to customers. Additionally, we maintain service facilities at our factories in Portland, Oregon; Stockholm, Sweden; and West Malling, U.K. and at our subsidiary locations in Brussels, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; and Milan, Italy. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ more than 30 people worldwide in our service organizations. We also maintain limited service capability in three additional foreign locations under the direction of our independent representatives or distributors. Our product marketing involves Internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 100 trade shows per year.

Backlog

   At December 31, 1999 we had an order backlog of $55 million. Backlog may not be indicative of revenue for any future periods because our sales to commercial customers are generally made pursuant to purchase orders rather than long term contracts and, accordingly, the backlog at any given time is for immediate shipments. In addition, the backlog for the government business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is obligated to pay certain costs and/or penalties for cancellation. We do not include future options under contracts in backlog until funded delivery orders are issued against those options.

Manufacturing

   We manufacture many of the critical components for our products, including gimbals, optics, certain detectors and high speed motors, which minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including detectors, coolers, circuit boards, cables and wiring harnesses. We purchase certain key components from sole or limited source suppliers. Accordingly, we could experience occasional late deliveries or a scarcity in the supply of some of these components.

   Our manufacturing operations are, from time to time, audited by certain of our OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Stockholm, Sweden and West Malling, U.K. are ISO 9000 certified. We are in the process of obtaining ISO 9000 certification in Portland and will proceed with the certification process with our Boston facility.

Competition

   Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, cost, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the commercial market, principal competitors include Raytheon Company, Cincinnati Electronics Corp., Nippon Avionics Co., Ltd.; and Wescam Ltd.. In the government market, we compete with British Aerospace, Wescam Ltd., Lockheed Martin Corp., The Boeing Company, Daimler-Benz Aerospace AG and Thompson-CSF. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

Proprietary Rights

   Our ability to compete successfully and achieve future revenue growth will depend in part on our ability to protect our proprietary technology and operate without infringing the rights of others. We rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. But we believe that our historical success has been primarily a function of other competitive advantages such as the skill and experience of our employees, our worldwide, multi-channel sales, distribution and servicing network and our name recognition and quality products. Because intellectual property protection does not necessarily represent a barrier to entry into the thermal imaging industry, we cannot be certain or give any assurance that we can maintain this competitive advantage or that competitors will not develop similar or superior capabilities.

Employees

   As of December 31, 1999, we had 640 employees in the United States and 250 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden and Italy are represented by unions. We believe our relationships with our employees and unions are good.

ITEM 2. PROPERTIES

   We lease facilities under various operating leases that expire in 2000 through 2006. The leases calls for fixed monthly payments over their term. The following summarized our primary leased facilities:

                                                  Lease Expiration
                       Location                         Date       Square Feet
                       --------                   ---------------- -----------
     FLIR Systems, Inc.--Portland, Oregon........       2005          96,000
     FLIR Systems AB--Danderyd, Sweden...........       2004          63,000
     FLIR Systems--Boston, Inc.--N. Billerica,
      Massachusetts..............................       2005         102,000
     FSI Automation, Inc.--Bothell, Washington...       2000           9,600
     FLIR Systems International Ltd.--West
      Malling, United Kingdom....................       2006          14,300
     FLIR Systems Ltd.--Toronto, Canada..........       2000           4,200
     FLIR Systems S.A.R.L.--Paris, France........       2000           2,900
     FLIR Systems GmbH--Frankfurt, Germany.......       2003           2,200
     FLIR Systems s.r.l.--Milan, Italy...........       2004           2,200

ITEM 3. LEGAL PROCEEDINGS

   Beginning on or about March 13, 2000, four complaints alleging violations of the federal securities laws have been filed against the Company and against J. Kenneth Stringer III and J. Mark Samper in the United States District Court for the District of Oregon. Each complaint has been filed as a purported class action by individuals who allege that they purchased the Company's Common Stock during the purported class periods, which vary but extend from April 22, 1999 at the earliest to March 6, 2000 at the latest. The complaints allege that the defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by intentionally issuing false and/or misleading statements regarding the Company's financial results in the Company's SEC filings and in press releases and other public statements. The complaints do not specify the amount of damages that plaintiffs seek. The Company currently expects that the lawsuits described above will be consolidated into one action within the next several months. The Company intends to contest the litigation vigorously.

   The Company was involved in other litigation, investigations of a routine nature and various legal matters during 1999 that are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No information is required to be reported pursuant to this item.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

   The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol "FLIR". The following table sets forth, for the quarters indicated, the high and low sales price for Common Stock reported on the Nasdaq National Market System.

                                                            1999        1998
                                                         ----------- -----------
                                                         High   Low  High   Low
                                                         ----- ----- ----- -----
     First Quarter...................................... 23.53 17.13 20.63 16.75
     Second Quarter..................................... 18.81 11.75 21.63 17.25
     Third Quarter...................................... 18.00 12.63 18.13 10.50
     Fourth Quarter..................................... 17.00 11.00 23.75 10.50

   At December 31, 1999, there were approximately 400 holders of record of our common stock and 14,388,600 shares outstanding. We have never paid cash dividends on our Common Stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

   During the quarter ended December 31, 1999, we sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under our 1984 Stock Incentive Plan. An aggregate of 2,400 shares of Common Stock were issued at exercise prices ranging from $1.625 to $5.225. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The financial data in the table below as of and for fiscal 1998 and working capital and total shareholders' equity for 1997 has been restated. See Note 17 to the Consolidated Financial Statements and Quarterly Financial Data for information concerning the Company's restatement of its financial statements. In addition, all financial data in the table for the years 1995 through 1998 has been restated for the merger with Inframetrics, Inc., which was accounted for as a pooling of interests. See Note 15 to the Consolidated Financial Statements.

                                         Year Ended December 31,
                           -----------------------------------------------------
                             1999(1)    1998       1997(2)    1996       1995
                           --------  ---------- ---------- ---------- ----------
                                  (In thousands, except per share data)
                                     (Restated) (Restated) (Restated) (Restated)
Statement of Operations
 Data
Revenue:
 Commercial..............  $120,555   $137,977   $ 86,656   $ 54,447   $40,262
 Government..............    65,893     58,888     58,278     57,338    40,397
                           --------   --------   --------   --------   -------
  Total revenue..........   186,448    196,865    144,934    111,785    80,659
Cost of goods sold.......   123,666     92,260     86,835     57,864    40,233
                           --------   --------   --------   --------   -------
  Gross profit...........    62,782    104,605     58,099     53,921    40,426
Operating expenses:
 Research and
  development............    29,006     26,958     17,607     13,574    11,212
 Selling and other
  operating costs........    71,046     61,541     41,225     29,989    23,008
 Combination costs.......     9,301        --      36,450        --        --
                           --------   --------   --------   --------   -------
  Total operating costs..   109,353     88,499     95,282     43,563    34,220
   Earnings (loss) from
    operations...........   (46,571)    16,106    (37,183)    10,358     6,206
Interest income..........       480        728        540      1,258       700
Interest expense and
 other...................    (6,251)    (5,199)    (4,093)    (1,470)   (2,402)
                           --------   --------   --------   --------   -------
   Earnings (loss) before
    income taxes.........   (52,342)    11,635    (40,736)    10,146     4,504
Income tax provision
 (benefit)...............     2,295      1,806    (11,548)     2,723       549
                           --------   --------   --------   --------   -------
   Net earnings (loss)
    from continuing
    operations...........   (54,637)     9,829    (29,188)     7,423     3,955
Discontinued operations,
 net of taxes............       --         --         --        (830)      --
                           --------   --------   --------   --------   -------
   Net earnings (loss)...  $(54,637)  $  9,829   $(29,188)  $  6,593   $ 3,955
                           ========   ========   ========   ========   =======
Net earnings (loss) per
 share:
 Basic...................  $  (3.83)  $   0.76   $  (3.69)  $   0.89   $  0.54
                           ========   ========   ========   ========   =======
 Diluted.................  $  (3.83)  $   0.73   $  (3.69)  $   0.86   $  0.52
                           ========   ========   ========   ========   =======

Balance Sheet Data:
Working capital..........  $ 11,105   $ 76,346   $ 47,852   $ 58,596   $50,829
Total assets.............   195,060    236,511    185,278    104,860    82,202
Short-term debt..........    82,331     42,638     32,706      8,529     2,491
Long-term debt, excluding
 current portion.........     1,497     19,296     20,634     24,106    13,482
Total shareholders'
 equity..................  $ 62,202   $116,113   $ 73,033   $ 49,456   $47,150

--------
(1) In connection with the merger with Inframetrics, Inc., which was effective on March 30, 1999, we recorded one-time charges of $34.6 million. The charges consisted of $25.3 million of inventories, which is included in cost of goods sold, due to the elimination of duplicative product lines, and $9.3 million of transaction related costs, which are included in combination costs, a separate line in operating expenses.

(2) In connection with the acquisition of AGEMA Infrared Systems AB, which was effective on December 1, 1997, we recorded a one-time charge of $52.5 million. The charge consisted of $36.4 million of in-process research and development and merger-related costs, which are included as a separate line in operating expenses, and $16.1 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward Looking Statements

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report as well as those discussed from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report. If we update or correct one or more forward-looking statement, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

 Overview

   FLIR Systems was founded in 1978 and has become a world leader in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of commercial and government applications. Our business is organized around two principal markets, commercial and government. Historically, a majority of our revenue was derived from government sales. However, we have shifted our product mix in favor of commercial applications, which accounted for 64.7% and 70.1%, respectively, of our revenue for the years ended December 31, 1999 and 1998. We continue to enhance our state-of-the-art products within existing commercial and government markets, as well as develop products for new market applications that use advanced thermal imaging technology such as new "uncooled" detector technology that operates at room temperature, allowing for systems that are cheaper, smaller, lighter, and more energy efficient. Additionally, we have developed higher-margin image analysis software tools that enhance the capability and customization of our commercial hand-held products. As hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more critical component of the commercial segment.

   On March 30, 1999, we completed our merger with Inframetrics, Inc., a privately held thermal imaging company headquartered in Billerica, Massachusetts, by issuing approximately 2.3 million shares of our Common Stock in exchange for all the outstanding stock of Inframetrics. As a result of the merger with Inframetrics, which was accounted for as a pooling of interests (see Note 15 to the Consolidated Financial Statements), the Consolidated Financial Statements and all amounts included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for all periods presented have been restated to reflect the combined operations and financial position for all such periods.

   Effective December 1, 1997, we acquired AGEMA Infrared Systems AB, headquartered in Stockholm, Sweden. AGEMA was the world leader in the design, manufacture and marketing of handheld infrared cameras for detecting and measuring temperature differences for a wide variety of commercial and research applications. Because the acquisition was accounted for as a purchase, our Consolidated Statement of Operations for the year ended December 31, 1997 includes AGEMA's results only for the month of December 1997.

   International revenue accounted for approximately 52.7%, 45.9% and 39.6% of our revenue in 1999, 1998 and 1997, respectively. We anticipate that international sales will continue to account for a significant portion of revenue. With the acquisition of AGEMA contributing a significant volume of sales denominated in foreign currencies, we have increased exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the U.S. dollar relative to other currencies.

   The Company typically experiences longer payment cycles on its international sales, which can have an adverse impact upon the Company's liquidity. In addition, substantial portions of the Company's operations are conducted outside the United States, particularly in Sweden. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, labor union activities, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

   The Company experiences fluctuations in orders and sales due to seasonal fluctuations and customer sales cycles. With the exception of 1998 and 1999, revenue in the fourth quarter of each year generally has been significantly higher than any other quarter in that year and the first and, in some cases, the second quarter of the following year, due to the seasonal pattern of contracting by the U.S. and certain foreign governments, the frequent requirement by international customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize yearly capital budgets prior to expiration. In addition, a significant portion of the Company's quarterly sales have historically occurred in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter. Such events are likely to continue to result in substantial fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

 Restatement of Financial Statements

   In March 2000 the Company determined that it was necessary to revise its 1998 financial statements and its interim 1999 financial statements. The restatement was required because of incorrect consolidation of the Company's subsidiary information, inaccurate inventory valuation, insufficient accruals of commission expense and the inadequate accumulation and misclassification of certain subsidiary costs. As a result of these matters, certain costs and allowances were either not accrued or not recorded correctly during the appropriate periods.

   In addition, in December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. In April 2000, in connection with the audit of the Company's financial statements and in light of the focus on revenue recognition issues resulting from the issuance of SAB 101, the Company re-examined its historical application of generally accepted accounting principles relating to revenue recognition and the terms underlying certain transactions in which title and the risks of ownership had transferred to the buyer, but physical delivery to the buyer had not occurred (bill and hold transactions). As a result of this review, the Company modified its historical revenue recognition policy with respect to those bill and hold transactions.

   In view of the cumulative effect of the unrecorded adjustments for costs and allowances, and the bill and hold revenue matters, the Company restated its beginning retained earnings for 1997 as a result of the revenue recognition matters, its annual and fourth quarter consolidated financial statements for 1998 and its quarterly consolidated financial statements for the first three quarters of 1999. The financial statements and related notes set forth in this Annual Report reflect all such restatements, including changes to the tax provision for all periods presented.

   As a result of the restatement, total revenues for the year ended December 31, 1998 were reduced by $11.7 million from $208.6 million as originally reported to $196.9 million. Earnings were reduced by $7.0 million from $16.8 million as originally reported to $9.8 million for the same period. As a result of prior period adjustments for revenue recognition from bill and hold transactions, beginning retained earnings for 1997 was reduced by $2.9 million.

   The Company's quarterly financial results for the first three quarters of 1999 and the fourth quarter of 1998 have also been restated. As a result of the restatement, total revenues for the first three quarters of 1999 were increased from amounts previously reported by $7.0 million from $131.3 million as originally reported to $138.3 million. Earnings were reduced by $12.1 million from the net loss of $7.7 million originally reported to a net loss of $19.8 million for the same period. For the fourth quarter of 1998, revenues were reduced by $11.7 million from $63.1 million originally reported to $51.4 million. Earnings were reduced by $6.9 million from $7.8 million originally reported to $0.9 million for the same period.

Results of Operations (1)

   The following table sets forth for the indicated periods certain items as a percentage of revenue:

                                                        Year Ended December
                                                                31,
                                                       ------------------------
                                                       1999(2)  1998    1997(3)
                                                       -------  -----   -------
     Revenue:
       Commercial.....................................   64.7 %  70.1 %   59.8 %
       Government.....................................   35.3    29.9     40.2
                                                        -----   -----    -----
         Total revenue................................  100.0   100.0    100.0
     Cost of goods sold...............................   66.3    46.9     59.9
                                                        -----   -----    -----
       Gross profit...................................   33.7    53.1     40.1
     Operating expenses:
       Research and development.......................   15.6    13.7     12.1
       Selling and other operating costs..............   38.1    31.3     28.5
       Combination costs..............................    5.0     --      25.1
                                                        -----   -----    -----
         Total operating expenses.....................   58.7    45.0     65.8
           Earnings (loss) from operations............  (25.0)    8.1    (25.7)
     Interest income..................................    0.3     0.4      0.4
     Interest expense and other.......................   (3.4)   (2.6)    (2.8)
                                                        -----   -----    -----
           Earnings (loss) before income taxes........  (28.1)    5.9    (28.1)
     Income tax provision (benefit)...................    1.2     0.9     (8.0)
                                                        -----   -----    -----
     Net earnings (loss)..............................  (29.3)%   5.0%   (20.1)%
                                                        =====   =====    =====

--------
(1) Financial data presented in the table above for fiscal 1998 and 1997 has been restated. See Notes 1, 15 and 17 to the Consolidated Financial Statements for information concerning the Company's restatement of its financial statements.

(2) Excluding the one-time charges of $34.6 million in connection with the acquisition of Inframetrics, cost of goods sold, gross profit, earnings from operations and net earnings in 1999 would have been 52.8%, 47.2%, (6.4)% and (6.4)%, respectively.

(3) Excluding the one-time charge of $52.5 million in connection with the acquisition of AGEMA, costs of goods sold, gross profit, earnings from operations and net earnings in 1997 would have been 48.8%, 51.2%, 10.6% and 5.7% , respectively.

Years ended December 31, 1999, 1998 and 1997

   Revenue. Revenue decreased 5.3%, from $196.9 million in 1998 to $186.4 million in 1999. Commercial revenue decreased 12.6%, from $138.0 in 1998 to $120.6 million in 1999. The decrease was attributable to a reduction in sales of commercial airborne systems and certain commercial products sold to industrial customers. Revenue from the sale of government products rose 11.9%, from $58.9 million in 1998 to $65.9 million in 1999. The increase was attributable to higher deliveries of the SAFIRE family of airborne products, particularly the Star SAFIRE system that began significant shipments in 1999. Higher deliveries of the MilCAM, a hand held surveillance product, also added to the increase of government sales compared to 1998 .

   Revenue increased 35.8%, from $144.9 million in 1997 to $196.9 million in 1998. Commercial revenue increased 59.2%, from $86.7 million in 1997 to $138.0 million in 1998. The increase was primarily attributable to the inclusion of a full year of AGEMA's operations compared to one month of operations in 1997. Revenue from the sale of government products rose 1.0%, to $58.9 million in 1998 from $58.3 million in 1997. The increase was primarily attributable to the inclusion of a full year of AGEMA's ground based products compared to one month of operations in 1997.

   International sales contribute a significant portion of overall revenue with Europe and Japan the most consistent source of sales. International revenue in 1999 was $98.3 million, representing 52.7% of overall revenue. This compared to 1998 international revenue of $90.4 million, or 45.9% of total revenue, and 1997 international revenue of $57.3 million, or 39.6% of total revenue.

   Gross profit. As a percentage of revenue, gross profit declined to 33.7% in 1999 compared to 53.1% in 1998. The decline was primarily a result of the write-off of $25.3 million of duplicative inventory and products that were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. The write-off was included in cost of goods sold. Exclusive of this write-off, 1999 gross profit was 47.2%. Gross profit for 1999 was negatively affected by lower than expected production and delivery volumes resulting in excess manufacturing costs that were not fully absorbed into the products. These excess manufacturing costs were expensed in 1999.

   As a percentage of revenue, gross profit increased from 40.1% in 1997 to 53.1% in 1998, primarily due to the $16.1 million write-off of duplicative inventories related to the AGEMA acquisition that was included in cost of goods sold in 1997. Exclusive of this write-off, gross margin increased from 51.2% for 1997 to 53.1% for 1998. The improvement in 1998 was primarily attributable to a higher percentage of sales using uncooled technology, which has a more favorable cost structure compared to older technology.

   Research and development. Research and development expense increased 7.6%, from $27.0 million in 1998 to $29.0 million in 1999. Research and development expense increased in 1999 to facilitate the introduction of new products including the ThermaCAM 595, SC3000, MarFLIR, FireFLIR, Ultra7000, UltraMedia III, Star SAFIRE and Star SAFIRE II. Research and development expense increased 53.1%, from $17.6 million in 1997 to $27.0 million in 1998. The increase was primarily attributable to the inclusion of a full year of AGEMA's research and development expense compared to one month of expense in 1997.

   Selling and other operating costs. Selling and other operating costs increased 15.4%, from $61.5 million in 1998 to $71.0 million in 1999, and increased 49.3% in 1998 from $41.2 million in 1997. As a percentage of revenue, selling and other operating costs were 38.1%, 31.3%, and 28.5% in 1999, 1998, and 1997, respectively. The increase in selling and other operating costs in 1999 reflect a variety of factors including expense increases due to anticipated higher volumes of business that were not fully realized, implementation costs for an Enterprise Resource Planning System, higher commission expense, increased bad debt expense, higher costs from our UK operations and certain year-end audit adjustments.

   The increase in selling and other operating costs in 1998 in absolute dollar terms was primarily due to the inclusion of a full year of AGEMA's operations in 1998 compared to only one month in 1997, costs associated with increased revenue, particularly the increase in international sales, expenses related to the expanded operations of our international operations and to increased personnel.

   Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, miscellaneous bank charges and expenses and foreign currency transaction gains and losses. Interest expense and other was $6.3, $5.2, and $4.1 million for the years ended 1999, 1998, and 1997, respectively. The increase in expense was primarily due to the increased short-term debt as a result of the loss incurred in 1999 and increased working capital needs during each year.

   Income taxes. The Company's effective tax rate for 1999, 1998 and 1997 was 4.4%, 15.5% and (28.3)%, respectively. The Company's effective tax rate has been substantially below the US statutory rate for a number of reasons, including recognition of a greater or lesser valuation allowance on its deferred tax asset, utilization of research and development tax credits, and benefits obtained from utilization of a foreign sales corporation and state income taxes. Statement of Financial Accounting Standards No. 109 allows the recognition of deferred tax assets when it is more likely than not that such assets will be utilized. Historically the Company has recorded some valuation allowance for its gross deferred tax assets. In 1998, the valuation allowance was reduced because of the impact of the Company's enhanced profitability at its international subsidiaries. The valuation allowance was then increased in 1999 due to the reduced profitability in that year. The Company recognized a net tax provision in 1999, despite a consolidated pre-tax loss, because it did generate pre-tax profits in certain jurisdictions.

   At December 31, 1999, the Company had net operating loss carryforwards aggregating approximately $63.2 million, which expire in the years 2005 through 2014. Utilization of the Company's acquired net operating loss carryforwards from FSI Automation (formerly known as "Optimas Corporation") is limited to future earnings of FSI Automation and further limited to approximately $350,000 per year, as FSI Automation experienced a cumulative change in ownership of more than 50% within a three-year period. Additionally, the Company has various tax credits available aggregating $3.4 million which expire in the years 2007 through 2013. Finally, the Company has a $11.8 million deferred tax asset related to acquired in-process research and development. The realization of this deferred tax asset is dependent upon the ability of foreign subsidiaries to remit earnings to the US parent and is further limited to realization over a 15-year period.

Liquidity and Capital Resources

   At December 31, 1999, the Company had short-term borrowings net of cash on hand of $77.0 million compared to $35.2 million at December 31, 1998. The increase in short-term borrowings during the year was principally caused by the requirement to finance operations during the year, capital expenditures during the year and due to the repayment of Inframetrics' existing long-term debt, which aggregated $18.3 million at December 31, 1998.

   At December 31, 1999, the Company had inventories on hand of $63.3 million compared to $71.4 million at December 31, 1998. The decrease is primarily attributable to the write-off of $25.3 of duplicative inventory and products as a result of the merger with Inframetrics. Excluding the write-off, inventories rose $17.2 million during the year. The rise is the result of lower than anticipated delivery of products during the year, particularly at year-end. Based on year-end values the Company experienced 1.5 turns of inventory during the year, exclusive of the write-off of duplicative inventory.

   At December 31, 1999, the Company had accounts receivable in the amount of $57.8 million compared to $84.4 million at December 31, 1998. The decrease in the level of accounts receivable was primarily due to the lower volume of sales experienced in the last quarter of 1999 compared to the same period in 1998. The reduction also reflects a much shorter collection cycle at the end of 1999. Days sales outstanding decreased from 162 at December 31, 1998 to 112 at December 31, 1999. The Company has improved its collection process and reduced the extension of terms beyond 30 days.

   The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $7.5 million and $13.2 million for the years ended December 31, 1999 and 1998, respectively. The majority of expenditures in 1998 and a significant amount expended in 1999 relate to the Company's investment in new productivity tools. The two primary investments of this nature were for an Enterprise Resource Planning (ERP) system and for a sales force automation system. The investment in ERP was also necessary to be compliant for year 2000 software issues. The Company expects to spend approximately $1 million to expand the ERP system in 2000 to make its Boston operations compatible with the rest of the organization. The sales force automation system will assist management in assessing future business prospects and planning production.

   The Company entered into a Credit Agreement with a number of banks as of December 16, 1999. The Credit Agreement provides the Company with a $100 million revolving line of credit with interest at a fluctuating rate generally equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate of the primary lender for domestic borrowings, and LIBOR for offshore borrowings. The interest rates on borrowings under the agreement increase as the Company's consolidated debt level increases. The weighted average interest rate on borrowings at December 31, 1999 was 7.86%. The Credit Agreement allows the Company to elect, any time prior to December 1, 2002, to convert the entire principal balance under the Credit Agreement into a term loan that would be payable in 24 subsequent equal monthly payments plus interest.

   The Credit Agreement includes several negative covenants that, among other things, restrict the Company's ability to incur new indebtedness. The Credit Agreement is collateralized by substantially all the assets of the Company and includes certain financial covenants such as Consolidated Tangible Net Worth, Interest Coverage Ratio, Leverage Ratio and Maximum Accounts Payable Days. As of December 31, 1999 and for the year then ended, the Company was in violation of certain of the covenants. The lenders have waived all such covenant violations as of December 31, 1999 and into 2000 and have modified the covenants for 2000, including the addition of covenants with respect to minimum levels of revenue and EBITDA. The lenders have also increased the interest rates applicable to offshore borrowings under the agreement by 0.35%.

   Additionally, the Company, through one of its subsidiaries, has a 50,000,000 Swedish Kronar (approximately $5.9 million) line of credit at 3.65% at December 31, 1999. At December 31, 1999, the Company had $81.3 million outstanding on these lines.

   The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved the collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

Impact of the Year 2000

   The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company identified that the internal manufacturing system acquired by the Company in connection with the acquisition of AGEMA was not Year 2000 compliant, and installed a new enterprise resource planning system, both hardware and software, to correct this deficiency. The Company's existing product line was tested and reviewed to ensure Year 2000 compliance, and the Company's products under development were designed to be Year 2000 compliant. Additionally, the Company evaluated Year 2000 compliance on products from its suppliers and partners. A contingency plan for dealing with the most reasonably likely worst-case scenario was developed.

   Both internal and external resources were employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project was approximately $7 million and was funded through existing cash resources.

   To date, the Company has not encountered any material Year 2000 problems with respect to products, internal systems or any third party products or systems.

In Process Research and Development

   In connection with the acquisition of AGEMA in December 1997, the Company expensed $33.6 million representing purchased in process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. These expenditures were recognized as a period expense in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. See Note 16 of the notes to the financial statements for a further discussion of the AGEMA acquisition.

   The $33.6 million value assigned to IPR&D was assigned to three separate technological projects: 570 series uncooled products ($13.7 million), uncooled technology ($12.1 million) and QWIP technology ($7.8 million). The nature of the efforts required to develop these projects into commercially viable products includes the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. At the date of acquisition, the estimated total cost to be incurred to develop the IPR&D into commercially variable products was approximately $25.5 million in the aggregate through the year 2002.

   The value assigned to the IPR&D was determined by an independent appraiser using a discounted cash flow method. This involved estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flow from such projects and discounting the net cash flows back to their present values. The discount rate used was 25%, which included a factor that is intended to take into account the uncertainty surrounding the successful development of the purchased in process technology. The resulting net cash flows were based on management's estimates of revenue over a five-year period, cost of sales, research and development expenses, selling, general and administrative expense and income taxes from such projects, which were consistent with historical rates.

   There can be no assurance that the Company will be able to complete the required work in order to develop these projects into commercially viable products. If the IPR&D projects discussed above are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

   The foreign subsidiaries of the Company generally use their local currency as the functional currency. The Company does not currently enter into any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates. To date, such exposure has been immaterial. The Company does maintain small cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   This item includes the following financial information:

                                Statement                                 Page
                                ---------                                 ----
Report of PricewaterhouseCoopers LLP, Independent Accountants............  22

Consolidated Statement of Operations for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  23

Consolidated Balance Sheet as of December 31, 1999 and 1998..............  24

Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997........................................  25

Consolidated Statement of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  26

Notes to the Consolidated Financial Statements...........................  27

Quarterly Financial Data (Unaudited).....................................  44

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of FLIR Systems, Inc.

   In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of FLIR Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inframetrics Inc., a wholly-owned subsidiary, which statements reflect total assets of $34,160,000 as of December 31, 1998, and total revenues of $54,690,000 and $53,163,000 for each of the two years in the period ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Inframetrics, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

   As described in Note 17, the financial statements as of and for the year ended December 31, 1998 have been restated.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 14, 2000

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                --------  ---------- ----------
                                                    (in thousands, except
                                                      per share amounts)
                                                          (Restated) (Restated)
Revenue:
  Commercial................................... $120,555   $137,977   $ 86,656
  Government...................................   65,893     58,888     58,278
                                                --------   --------   --------
    Total revenue..............................  186,448    196,865    144,934

Cost of goods sold.............................  123,666     92,260     86,835
Research and development.......................   29,006     26,958     17,607
Selling and other operating costs..............   71,046     61,541     41,225
Combination costs..............................    9,301         --     36,450
                                                --------   --------   --------
                                                 233,019    180,759    182,117

    Earnings (loss) from operations............  (46,571)    16,106    (37,183)

Interest income................................      480        728        540
Interest expense and other.....................   (6,251)    (5,199)    (4,093)
                                                --------   --------   --------
    Earnings (loss) before income taxes........  (52,342)    11,635    (40,736)

Income tax provision (benefit).................    2,295      1,806    (11,548)

                                                --------   --------   --------
Net earnings (loss)............................ $(54,637)  $  9,829   $(29,188)
                                                ========   ========   ========
Net earnings (loss) per share:
                                                ========   ========   ========
  Basic........................................ $  (3.83)  $   0.76   $  (3.69)
                                                ========   ========   ========
  Diluted...................................... $  (3.83)  $   0.73   $  (3.69)
                                                ========   ========   ========



   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except for share data)

                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           --------  ----------
                                                                     (Restated)
                          ASSETS
                          ------

Current assets:
 Cash and cash equivalents................................ $  4,255   $  4,793
 Accounts receivable, net.................................   57,777     84,442
 Inventories..............................................   63,299     71,416
 Prepaid expenses.........................................    6,040      6,061
 Deferred income taxes....................................    7,216      6,776
                                                           --------   --------
  Total current assets....................................  138,587    173,488
Property and equipment, net...............................   20,213     26,775
Deferred income taxes.....................................   16,499     15,927
Intangible assets, net....................................   14,791     15,936
Other assets..............................................    4,970      4,385
                                                           --------   --------
                                                           $195,060   $236,511
                                                           ========   ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
 Notes payable............................................ $ 81,247   $ 39,958
 Accounts payable.........................................   22,128     24,031
 Accrued payroll and other liabilities....................   19,816     26,580
 Accrued income taxes.....................................    3,207      3,893
 Current portion of long-term debt........................    1,084      2,680
                                                           --------   --------
  Total current liabilities...............................  127,482     97,142
Long-term debt............................................    1,497     19,296
Pension liability.........................................    3,879      3,960

Commitments and contingencies.............................      --         --

Shareholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares
  authorized; no shares issued at December 31, 1999 or
  1998....................................................      --         --
 Common stock, $0.01 par value, 30,000,000 shares
  authorized, 14,388,600 and 14,133,403 shares issued at
  December 31, 1999 and 1998, respectively................      144        141
 Additional paid-in capital...............................  143,318    142,169
 Accumulated deficit......................................  (78,761)   (24,124)
 Accumulated other comprehensive income...................   (2,499)    (2,073)
                                                           --------   --------
  Total shareholders' equity..............................   62,202    116,113
                                                           --------   --------
                                                           $195,060   $236,511
                                                           ========   ========


   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                     Accumulated
                        Preferred Stock     Common Stock     Additional                 Other                  Annual
                       -----------------  -----------------   Paid-in   Accumulated Comprehensive           Comprehensive
                         Shares   Amount    Shares   Amount   Capital     Deficit      Income      Total       Income
                       ---------- ------  ---------- ------  ---------- ----------- ------------- --------  -------------
Authorized............ 10,000,000 $0.01*  30,000,000 $0.01*
                       ========== =====   ========== =====
Balance, December 31,
1996..................        --  $ --     7,466,290 $  75    $ 51,427   $ (4,765)     $  (203)   $ 46,534    $    --
 Net (loss) for the
 year.................        --    --           --    --          --     (29,188)         --      (29,188)    (29,188)
 Common stock options
 exercised............        --    --       206,975     2       1,460        --           --        1,462         --
 Common stock for
 acquisition..........        --    --     4,162,000    42      54,064        --           --       54,106         --
 Income tax benefit
 from stock options
 exercised............        --    --           --    --          327        --           --          327         --
 Translation
 adjustment...........        --    --           --    --          --         --          (208)       (208)       (208)
                       ---------- -----   ---------- -----    --------   --------      -------    --------    --------
Balance, December 31,
1997..................        --    --    11,835,265   119     107,278    (33,953)        (411)     73,033

Comprehensive loss,
year ended December
31, 1997..............                                                                                        $(29,396)
                                                                                                              ========
 Net income for the
 year.................        --    --           --    --          --       9,829          --        9,829       9,829
 Common stock options
 exercised............        --    --       188,508     1       1,681        --           --        1,682         --
 Common stock issued
 pursuant to stock
 option plans.........        --    --       111,130     1       1,181        --           --        1,182         --
 Common stock issued..        --    --     1,998,500    20      32,656        --           --       32,676         --
 Cost of stock
 issuance.............        --    --           --    --         (627)       --           --         (627)        --
 Translation
 adjustment...........        --    --           --    --          --         --        (1,662)     (1,662)     (1,662)
                       ---------- -----   ---------- -----    --------   --------      -------    --------    --------
Balance, December 31,
1998..................        --    --    14,133,403   141     142,169    (24,124)      (2,073)    116,113

Comprehensive income,
year ended
December 31, 1998.....                                                                                        $  8,167
                                                                                                              ========
 Net loss for the
 year.................        --    --           --    --          --     (54,637)         --      (54,637)    (54,637)
 Common stock options
 exercised............        --    --       237,528     3         950        --           --          953         --
 Common stock issued
 pursuant to stock
 compensation plans...        --    --        17,669   --          199        --           --          199         --
 Translation
 adjustment...........        --    --           --    --          --         --          (426)       (426)       (426)
                       ---------- -----   ---------- -----    --------   --------      -------    --------    --------
Balance, December 31,
1999..................        --  $ --    14,388,600 $ 144    $143,318   $(78,761)     $(2,499)   $ 62,202
                       ========== =====   ========== =====    ========   ========      =======    ========

Comprehensive loss,
year ended December
31, 1999..............                                                                                        $(55,063)
                                                                                                              ========

-----
*  Par value


  The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                               (Restated)
CASH USED BY OPERATING ACTIVITIES:
 Net earnings (loss)............................. $(54,637) $  9,829  $(29,188)
 Income charges not affecting cash:
  In-process research and development write-off..      --        --     33,600
  Depreciation...................................    6,944     6,065     3,485
  Amortization...................................    2,952     2,412       680
  Disposal and write-offs of property and
   equipment.....................................    5,748       446       333
  Deferred income taxes..........................   (1,012)   (4,231)  (14,073)
 Changes in certain working capital components:
  Decrease (increase) in accounts receivable.....   26,665   (17,443)  (18,288)
  Decrease (increase) in inventories.............    8,117   (22,402)    6,739
  Decrease (increase) in prepaid expenses........       21    (2,451)       73
  (Increase) decrease in other assets............   (1,052)      (80)    1,324
  (Decrease) increase in accounts payable........   (1,903)    2,720     4,588
  (Decrease) increase in accounts payable to
   related parties...............................      --     (6,228)      976
  (Decrease) increase in accrued payroll and
   other liabilities.............................   (6,764)      623     5,383
  (Decrease) increase in accrued income taxes....     (686)    2,453    (1,037)
                                                  --------  --------  --------
Cash used by operating activities................  (15,607)  (28,287)   (5,405)
                                                  --------  --------  --------
CASH USED BY INVESTING ACTIVITIES:
 Additions to property and equipment.............   (7,470)  (13,182)  (11,905)
 Net cash acquired with AGEMA....................      --        --        805
 Increase in intangible assets...................      --     (2,880)      --
 Software development costs......................      --       (239)     (703)
                                                  --------  --------  --------
Cash used by investing activities................   (7,470)  (16,301)  (11,803)
                                                  --------  --------  --------
CASH PROVIDED BY FINANCING ACTIVITIES:
 Net increase in notes payable...................   41,289    13,400    19,971
 Proceeds from long-term debt....................    1,538     1,570     1,893
 Repayments of long-term debt including current
  portion........................................  (20,933)   (6,376)   (1,381)
 Reduction of pension liability..................      (81)       (9)     (107)
 Common stock issued.............................      --     32,676       --
 Cost of common stock issuance...................      --       (627)      --
 Proceeds from exercise of stock options and
  shares issued pursuant to incentive stock
  option plans, including tax benefit............    1,152     2,864     1,789
                                                  --------  --------  --------
Cash provided by financing activities............   22,965    43,498    22,165
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........     (426)   (1,662)     (208)
                                                  --------  --------  --------
Net (decrease) increase in cash..................     (538)   (2,752)    4,749
Cash and cash equivalents, beginning of year.....    4,793     7,545     2,796
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $  4,255  $  4,793  $  7,545
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

   FLIR Systems, Inc. (the "Company") is a world leader in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of applications in commercial and government markets. The Company's thermal imaging systems use advanced infrared technologies that detect infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in daylight or total darkness and through obscurants such as smoke, haze and most types of fog. The Company's products can also incorporate visible light cameras, proprietary image analysis software and gyrostabilized gimbal technology. The Company's products come in a variety of configurations such as handheld or ground-based systems, or can be mounted on ships, helicopters or fixed-wing aircraft. The Company's products provide state-of-the-art imaging technology coupled with competitive price performance characteristics for existing commercial and government applications, including condition monitoring, research and development, manufacturing process control, airborne observation and broadcast, search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring and ground-based security. The Company has also developed innovative new products utilizing advanced "uncooled" thermal imaging technology, which allows for less-expensive, smaller, lighter, solid-state systems that require less power to operate. In addition, the Company's product configurations and image analysis software tools increase the Company's ability to provide products tailored to meet individual customer requirements.

 Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Recognition of revenue

   Revenue is recognized upon shipment of product to the end customer. Revenues from development contracts are recognized on a percentage of completion basis. Provisions for estimated losses on sales or related receivables are recorded when identified.

 Cash and cash equivalents

   The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents for purposes of the statement of cash flows. The Company generally invests its excess cash in investment grade, short-term commercial paper that is held to maturity. At December 31, 1999, the Company did not hold any short-term investments.

 Inventories

   Inventories are stated at the lower of average cost or market.

 Property and equipment

   Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Such lives range from three to ten years.

   Repairs and maintenance are charged to operations as incurred.

                               FLIR SYSTEMS, INC.

Note 1. Nature of Business and Significant Accounting Policies--(Continued)


 Earnings per share

   Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                              December 31,
                                                           -------------------
                                                            1999   1998  1997
                                                           ------ ------ -----
Weighted average number of common shares outstanding...... 14,252 12,983 7,920
Assumed exercise of stock options net of shares assumed
 reacquired under the treasury stock method...............    --     527   --
                                                           ------ ------ -----
Diluted shares outstanding................................ 14,252 13,510 7,920
                                                           ====== ====== =====

   The effect of stock options for the years ended December 31, 1999 and 1997 that aggregated 269,000 and 604,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

 Reclassifications

   Certain reclassifications have been made to prior years' data to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

 Restatement

   The Company's Consolidated Financial Statements as of December 31, 1998 and 1997 and for the years then ended have been restated. See Notes 15 and 17 to the Consolidated Financial Statements for a description of the restatements.

 Statement of cash flows

   Cash paid for interest and income taxes amounted to the following (in thousands):

                                                            Year ended December
                                                                    31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
       Cash paid for:
         Interest.......................................... $5,013 $3,930 $2,273
         Taxes............................................. $2,941 $3,812 $3,332

   The non-cash portion of the AGEMA acquisition in December 1997 was excluded from the 1997 statement of cash flows (see Note 16).

 Fair value of financial assets and liabilities

   The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximates fair value as of December 31, 1999.

                               FLIR SYSTEMS, INC.

Note 1. Nature of Business and Significant Accounting Policies--(Continued)


 Stock-based compensation

   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method described in SFAS No. 123. The Company follows the provisions of APB 25 (see Note 13).

 Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Concentration of credit risk with respect to trade receivables is limited because a relatively large number of geographically diverse customers make up the Company's customer base, thus diversifying the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary.

 Certain risks and uncertainties

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of deferred tax assets. Actual results could differ from those estimates.

 Comprehensive income

   The cumulative translation adjustment represents the Company's only other comprehensive income item. The translation adjustment represents unrealized gains/losses resulting from the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

 Recent accounting pronouncements

   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities." The Company plans to adopt SFAS No. 133 in 2001, however, management believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

Note 2. Other Operating Costs

   Selling and other operating costs consist of the following (in thousands):

                                                       Year ended December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
     Representative commissions....................... $ 8,788 $ 8,297 $ 4,331
     Other selling, general and Administrative
      expenses........................................  62,258  53,244  36,894
                                                       ------- ------- -------
                                                       $71,046 $61,541 $41,225
                                                       ======= ======= =======

                               FLIR SYSTEMS, INC.

Note 3. Income Taxes


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

   The provision (benefit) for income taxes is as follows (in thousands):

                                                     Year ended December 31,
                                                    ---------------------------
                                                      1999     1998      1997
                                                    --------  -------  --------
     Current tax expense:
       Federal....................................  $    510  $ 2,209  $  1,640
       State......................................        12       68       350
       Foreign....................................     2,785    1,931       538
                                                    --------  -------  --------
                                                       3,307    4,208     2,528
                                                    --------  -------  --------
     Deferred tax expense (benefit):
       Federal....................................   (14,444)     321   (16,802)
       State......................................    (2,347)       8    (1,858)
       Foreign....................................        10      --        478
                                                    --------  -------  --------
                                                     (16,781)     329   (18,182)
                                                    --------  -------  --------
     Increase (decrease) in valuation allowance...    15,769   (2,731)    4,106
                                                    --------  -------  --------
     Total provision (benefit)....................  $  2,295  $ 1,806  $(11,548)
                                                    ========  =======  ========

   Deferred tax assets (liabilities) are composed of the following components (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
     Allowance for doubtful accounts......................... $  1,536  $ 1,095
     Warranty reserve........................................      389      577
     Inventory basis differences.............................    4,149    2,521
     Accrued liabilities.....................................    1,142    2,503
     Other...................................................      --        80
                                                              --------  -------
     Net current deferred tax assets......................... $  7,216  $ 6,776
                                                              ========  =======
     Acquired in-process research and development............ $ 10,995  $11,846
     Net operating loss carryforwards........................   22,043    7,584
     Credit carryforwards....................................    3,367    2,673
     Depreciation............................................      110       (6)
     Software development costs..............................      --      (185)
     Intangible assets.......................................      --    (1,003)
     Unremitted foreign earnings.............................   (1,515)    (824)
     Merger costs capitalized for tax purposes...............    1,414      --
     Other...................................................       12      --
                                                              --------  -------
     Gross long-term deferred tax asset......................   36,426   20,085
     Deferred tax asset valuation allowance..................  (19,927)  (4,158)
                                                              --------  -------
     Net long-term deferred tax asset........................ $ 16,499  $15,927
                                                              ========  =======

                               FLIR SYSTEMS, INC.

Note 3. Income Taxes--(Continued)

   The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                   Year ended December 31,
                                                   --------------------------
                                                    1999      1998     1997
                                                   -------   -------  -------
     Statutory federal tax rate..................    (34.0)%    34.0%   (34.0)%
     Increase (decrease) in rates resulting from:
     State taxes.................................     (4.5)      3.5     (4.0)
     Foreign sales corporation benefit...........      4.6      (3.0)    (2.8)
     Utilization of research and development
      credits....................................     (1.3)    (10.5)    (0.5)
     (Decrease) increase in valuation allowance..     30.1     (23.5)    10.1
     Non-deductible expenses.....................      2.5      17.0      1.4
     Other.......................................      7.0      (2.0)     1.5
                                                   -------   -------  -------
     Effective tax rate..........................      4.4%     15.5%   (28.3)%
                                                   =======   =======  =======

   As of December 31, 1999, the Company had net operating loss carryforwards that aggregated approximately $63,200,000 and expire in the years 2005 through 2014. Utilization of the Company's acquired net operating loss carryforwards from FSI Automation (formerly known as "Optimas Corporation") is limited to future earnings of FSI Automation and is further limited to approximately $350,000 per year. In addition, the Company has various tax credits available aggregating $3,367,000 as of December 31, 1999, which expire in the years 2007 through 2013.

   U.S. and foreign withholding taxes are provided on the earnings of foreign subsidiaries. The Company is required to remit earnings of foreign subsidiaries in order to realize the benefit of the acquired in-process research and development deferred tax assets. Such assets are realizable over a 15-year period. The valuation allowance related to long-term deferred tax assets was decreased in 1998 due to the effects that foreign subsidiaries profitability had on management's assessment of the amount of deferred tax asset that is more likely than not to be realized in the future. The valuation allowance was increased in 1999 due to reduced profitability that reduced management's assessment of the amount of deferred tax asset that is likely to be realized in the future.

Note 4. Accounts Receivable

   Accounts receivable are net of an allowance for doubtful accounts of $4,772,000 and $3,216,000 at December 31, 1999 and 1998, respectively.

Note 5. Inventories

   Inventories consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
     Raw material and subassemblies........................... $32,452  $37,419
     Work-in-progress.........................................  15,261   12,527
     Finished goods...........................................  17,244   22,330
                                                               -------  -------
                                                                64,957   72,276
     Less progress payments received from customers...........  (1,658)    (860)
                                                               -------  -------
                                                               $63,299  $71,416
                                                               =======  =======

                               FLIR SYSTEMS, INC.

Note 6. Property and Equipment


   Property and equipment are summarized as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
     Machinery and equipment................................ $ 29,900  $ 31,953
     Office equipment and other.............................   28,124    17,250
                                                             --------  --------
                                                               58,024    49,203
     Less accumulated depreciation..........................  (37,811)  (22,428)
                                                             --------  --------
                                                             $ 20,213  $ 26,775
                                                             ========  ========

   Property and equipment includes the cost of equipment held by the Company under capital lease agreements. Such cost and related accumulated depreciation aggregated $2,923,000 and $2,441,000, respectively, at December 31, 1999, and $2,938,000 and $2,078,000 respectively, at December 31, 1998.

Note 7. Notes Payable

   The Company entered into a Credit Agreement with a number of banks as of December 16, 1999. The Credit Agreement provides the Company with a $100 million revolving line of credit with interest at a fluctuating rate generally equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate of the primary lender for domestic borrowings, and LIBOR for offshore borrowings. The interest rates on borrowings under the agreement increase as the Company's consolidated debt level increases. The weighted average interest rate on borrowings at December 31, 1999 was 7.86%. The Credit Agreement allows the Company to elect, any time prior to December 1, 2002, to convert the entire principal balance under the Credit Agreement into a term loan that would be payable in 24 subsequent equal monthly payments plus interest.

   The Credit Agreement includes several negative covenants that, among other things, restrict the Company's ability to incur new indebtedness. The Credit Agreement is collateralized by substantially all the assets of the Company and includes certain financial covenants such as Consolidated Tangible Net Worth, Interest Coverage Ratio, Leverage Ratio and Maximum Accounts Payable Days. As of December 31, 1999 and for the year then ended, the Company was in violation of certain of the covenants. The lenders have waived all such covenant violations as of December 31, 1999 and into 2000 and have modified the covenants for 2000, including the addition of covenants with respect to minimum levels of revenue and EBITDA. The lenders have also increased the interest rates applicable to offshore borrowings under the agreement by 0.35%.

   At December 31, 1999, the Company had $81 million outstanding under this facility.

   Additionally, the Company, through one of its subsidiaries, has a 50,000,000 Swedish Krona (approximately $5,882,000) line of credit at 3.65% at December 31, 1999. At December 31, 1999, the Company had $247,000 outstanding against this line.

   Standby letters of credit were outstanding at December 31, 1999, totaling $1,393,000.

                               FLIR SYSTEMS, INC.

Note 8. Long-Term Debt


   Long-term debt is summarized as follows (in thousands):

                                                               December 31,
                                                              ---------------
                                                               1999    1998
                                                              ------  -------
     Note payable--patent.................................... $  --   $   109
     Note payable--Elbit Ltd. (paid in full in March 1999)...    --    11,000
     Interest on note payable to Elbit Ltd. (paid in full in
      March 1999)                                                --     2,087
     Note payable to bank (paid in full in March 1999).......    --     6,837
     Capital leases..........................................  2,581    1,943
                                                              ------  -------
                                                               2,581   21,976
     Less current portion.................................... (1,084)  (2,680)
                                                              ------  -------
                                                              $1,497  $19,296
                                                              ======  =======

   The Company had a subordinated promissory note for $11 million to Elbit Ltd. The note bears interest at 8% and was paid in full on March 30, 1999 in conjunction with the closing of the Inframetrics merger. At December 31, 1998, accrued interest of $2,087,000 on this note is included in the long-term debt on the accompanying balance sheet.

   In 1996, the Company, through one of its subsidiaries, entered into a term loan agreement with a commercial bank consisting of a note payable of $8.5 million. The interest rate on the note payable ranged from 7.1% to 7.4% at December 31, 1998. This note payable was paid-off and closed in connection with the completion of the Inframetrics transaction. At December 31, 1998, the note payable balance of $6,837,000 is included in long-term debt.

Note 9. Pension Plans

   The Company offers most of the employees outside the United States participation in defined benefit pension plans. A summary of the components of the net periodic pension expense for the defined benefit plans for substantially all employees outside the United States follows (in thousands):

                                                                1999    1998
                                                               ------  ------
       Change in benefit obligation:
         Projected benefit obligation at beginning of the
          period.............................................. $3,595  $3,421
         Service costs........................................    --      --
         Interest costs.......................................    162     278
         Actuarial loss.......................................     42     241
         Benefits paid........................................    (54)    (57)
         Foreign currency exchange changes....................   (118)   (288)
                                                               ------  ------
         Projected benefit obligation at December 31..........  3,627   3,595
                                                               ------  ------
       Fair value of plan assets at January 1................. $  --   $  --
       Funded status..........................................  3,627   3,595
       Unrecognized net (loss) gain...........................   (110)    (73)
       Unrecognized transition obligation.....................    362     438
                                                               ------  ------
       Pension liability recognized........................... $3,879  $3,960
                                                               ======  ======

                               FLIR SYSTEMS, INC.

Note 9. Pension Plans--(Continued)


   Assumptions used for the defined benefit pension plans were as follows:

                                                                       1999 1998
                                                                       ---- ----
       Weighted average discount rate................................. 5.5% 5.0%
       Rates of increase in compensation levels....................... 3.0% 2.5%
       Inflation rate................................................. 2.0% 1.5%

   Components of net periodic benefit cost are as follows (in thousands):

                                                                     1999  1998
                                                                     ----  ----
       Interest costs............................................... $162  $278
       Amortization of transition costs.............................  (34)  (35)
                                                                     ----  ----
       Net periodic pension costs................................... $128  $243
                                                                     ====  ====

Note 10. Commitments and Contingencies

   The Company leases its primary facilities under various operating leases that expire in 2000 through 2005. Total rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $4,224,000, $3,629,000 and
$2,379,000, respectively.

   Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 1999 are as follows (in thousands):

                                                              Capital  Operating
                                                              leases    leases
                                                              -------  ---------
         2000................................................ $1,277    $ 3,761
         2001................................................  1,029      3,672
         2002................................................    599      3,419
         2003................................................             3,243
         2004................................................             2,897
         Thereafter..........................................             2,012
                                                              ------    -------
       Total minimum lease payments..........................  2,905    $19,004
                                                                        =======
       Less amount representing interest.....................   (324)
                                                              ------
       Present value of lease payments....................... $2,581
                                                              ======

   The Company has a 401(k) Savings and Retirement Plan (the "Plan") to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $1,142,000, $1,120,000 and $933,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 11. Litigation

   Beginning on or about March 13, 2000, four complaints alleging violations of the federal securities laws have been filed against the Company and against J. Kenneth Stringer III and J. Mark Samper in the United States District Court for the District of Oregon. Each complaint has been filed as a purported class action by individuals who allege that they purchased the Company's Common Stock during the purported class periods,

                               FLIR SYSTEMS, INC.

Note 11. Litigation--(Continued)

which vary but extend from April 22, 1999 at the earliest to March 6, 2000 at the latest. The complaints allege that the defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by intentionally issuing false and/or misleading statements regarding the Company's financial results in the Company's SEC filings and in press releases and other public statements. The complaints do not specify the amount of damages that plaintiffs seek. The Company currently expects that the lawsuits described above will be consolidated into one action within the next several months. The Company intends to contest the litigation vigorously.

   The Company was involved in other litigation, investigations of a routine nature and various legal matters during 1999 that are being defended and handled in the ordinary course of business.

   While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

Note 12. Capital Stock

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

   Under the 1992 incentive stock plan, 430,000 shares of common stock were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achievement of specified performance goals. Shares granted in 1999 and 1998 aggregated 26,500 and 133,500 shares, respectively. Of the shares granted, 17,668 and 53,630 shares were earned in 1999 and 1998, respectively, based upon achievement of specified performance goals. Shares granted which are not issued lapse and cease to be subject to the award. Compensation expense related to these awards in the amounts of $358,000, $1,050,000 and $1,747,000 was recorded in 1999, 1998 and
1997, respectively, and is included in selling and other operating costs. At December 31, 1999, there were 55,000 shares available for future awards.

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

   On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan that provides for the issuance of one right for each share of outstanding common stock. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15% or more of the Company's outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company's A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company's common stock at a purchase price of $65.00, subject to adjustment. The Company will generally be entitled to redeem the rights at $0.01 per right at any

                               FLIR SYSTEMS, INC.

Note 12. Capital Stock--(Continued)

time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15% or more of the Company's common stock. If an acquiring person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock and the Company does not redeem or exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights' then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 13. Stock Options

   The Company has elected to account for its stock-based compensation under APB 25; however, as required by SFAS No. 123, the Company has computed for pro forma disclosure purposes the value of options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1999, 1998 and 1997 were a risk-free interest rate of 5.5%, 5.7% and 6.0%, respectively; an expected dividend yield of 0%; an expected life of three years; and an expected volatility of 49.5%, 48.4% and 40.2%, respectively.

   Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1999, 1998 and 1997, the total value of the options granted was computed to be $3,383,000, $2,440,000 and $1,879,000, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

   If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net earnings and pro forma net earnings per share would have been as follows (in thousands, except per share data):

                                                     Year Ended December 31,
                                                     -------------------------
                                                       1999     1998    1997
                                                     --------  ------ --------
   Net (loss) earnings--as reported................. $(54,637) $9,829 $(29,188)
   Net (loss) earnings--pro forma................... $(57,000) $8,482 $(29,969)
   (Loss) earnings per share:
     Basic--as reported............................. $  (3.83) $ 0.76 $  (3.69)
     Diluted--as reported........................... $  (3.83) $ 0.73 $  (3.69)
   (Loss) earnings per share:
     Basic--pro forma............................... $  (4.00) $ 0.65 $  (3.78)
     Diluted--pro forma............................. $  (4.00) $ 0.63 $  (3.78)

   The effects of applying SFAS No. 123 for providing pro forma disclosure for 1999, 1998 and 1997 are not likely to be representative of the effects on reported net earnings and earnings per share for future years, since options vest over several years and additional awards may be made.

                               FLIR SYSTEMS, INC.

Note 13. Stock Options--(Continued)


   The table below summarizes the Company's stock option activity:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Balance at December 31, 1996..................... 1,061,026       $ 9.94
   Granted..........................................   580,085         9.73
   Exercised........................................  (206,975)        7.97
   Terminated.......................................   (94,608)       11.13
                                                     ---------       ------
   Balance at December 31, 1997..................... 1,339,528        10.09
   Granted..........................................   386,309        16.67
   Exercised........................................  (188,508)        8.92
   Terminated.......................................  (116,935)       12.47
                                                     ---------       ------
   Balance at December 31, 1998..................... 1,420,394        11.84
   Granted..........................................   511,600        17.14
   Exercised........................................  (237,528)        4.12
   Terminated.......................................  (199,976)       17.28
                                                     ---------       ------
   Balance at December 31, 1999..................... 1,494,490       $14.15
                                                     =========       ======

   The following table sets forth the exercise price range, number of shares, weighted average exercise price, and the remaining contractual lives by group of similar price and grant dates:

                                                                  Weighted Average
       Exercise Price      Number of       Weighted Average          Remaining
            Range           Shares          Exercise Price        Contractual Life
       --------------      ---------       ----------------       ----------------
            $0.38             38,880            $ 0.38                  7.5
            $3.18              6,729              3.18                  8.1
            $5.23            100,649              5.23                  1.6
       $ 9.13 - $13.69       344,782             11.53                  5.2
       $13.75 - $20.63       978,450             16.44                  8.3
       $20.88 - $22.88        25,000             21.16                  8.6
                           ---------            ------                  ---
                           1,494,490            $14.15                  7.1
                           =========            ======                  ===

   Options exercisable at December 31, 1999, totaled 800,891 shares at a weighted average exercise price of $11.79. Options available for grant at December 31, 1999 totaled 1,571,958 shares.

Note 14. Segment Information

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

                               FLIR SYSTEMS, INC.

Note 14. Segment Information--(Continued)


   Operating segment information including revenue and gross profit are as follows (in thousands):

                                           Year ended December 31,
                             ---------------------------------------------------
                                   1999             1998              1997
                             ---------------- ----------------- ----------------
                                       Gross            Gross             Gross
                             Revenue  Profit  Revenue   Profit  Revenue  Profit
                             -------- ------- -------- -------- -------- -------
Commercial.................. $120,555 $51,274 $137,977 $ 76,427 $ 86,656 $26,403
Government..................   65,893  11,508   58,888   28,178   58,278  31,696
                             -------- ------- -------- -------- -------- -------
Total....................... $186,448 $62,782 $196,865 $104,605 $144,934 $58,099
                             ======== ======= ======== ======== ======== =======

   Information related to revenue by significant geographical location is as follows (in thousands):

                                                       Year ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
United States........................................ $ 88,112 $106,448 $ 87,606
Europe...............................................   55,112   41,469   30,372
Other foreign........................................   43,224   48,948   26,956
                                                      -------- -------- --------
                                                      $186,448 $196,865 $144,934
                                                      ======== ======== ========

Major customers:
  U.S. government.................................... $ 33,242 $ 35,422 $ 27,123
                                                      ======== ======== ========

   All longed-lived assets are generally located in the United States with the exception of property and equipment. At December 31, property and equipment is located in the following geographic areas (in thousands):

                                                                  1999    1998
                                                                 ------- -------
United States................................................... $16,385 $18,577
Europe..........................................................   3,828   8,198
                                                                 ------- -------
                                                                 $20,213 $26,775
                                                                 ======= =======

Note 15. Inframetrics Merger

   Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement") dated as of March 19, 1999 by and among the Company, IRABU Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Inframetrics, Inc., a Delaware corporation ("Inframetrics") and the stockholders of Inframetrics, Merger Sub was merged with and into Inframetrics as of March 30, 1999 (the "Effective Time").

   The shares of capital stock of Inframetrics outstanding immediately prior to the effective time were converted into and exchanged for a total of 2,107,552 shares of the Company's common stock (including 210,755 shares of the Company's common stock held in escrow to secure the indemnification obligations of the stockholders of Inframetrics until September 26,1999). In addition, all employee stock options to purchase Inframetrics common stock that were outstanding immediately prior to the effective time were assumed by the Company. A total of 192,439 shares of the Company's common stock are issuable upon the exercise of the stock options assumed by the Company in the Merger.

                               FLIR SYSTEMS, INC.

Note 15. Inframetrics Merger--(Continued)


   The transaction was accounted for as a pooling of interests and, therefore, financial statements for all periods presented have been restated to reflect combined operations and financial position for all such periods. Such restatement had no effect on previously reported separate results of operations or shareholders' equity.

   In conjunction with the merger, on March 31, 1999 the Company recorded a one-time charge of $23.8 million consisting of a reserve for duplicative inventories of $20.1 million, transaction related costs of $3.2 million and cost to exit activities of $0.5 million. During the course of the year the Company recorded additional costs related to the merger including an increase to the reserve for duplicative inventories of $5.2 million and an increase of costs to exit activities of $5.6 million.

   The inventory reserve relates to duplicative product lines created by the merger and is included in cost of goods sold. The Company wrote-off and disposed of $15.0 million of the related inventories as of December 31, 1999. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs are included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom, Germany and France. As of December 31, 1999, the Company has paid $8.1 million of the transaction related costs and cost to exit activities.

   The following reconciles revenue and net earnings (loss) previously reported to the restated information presented in the consolidated financial statements:

                                                                1998     1997
                                                              -------- --------
     Revenues:
       Previously reported................................... $142,175 $ 91,771
       Inframetrics..........................................   54,690   53,163
                                                              -------- --------
       Restated.............................................. $196,865 $144,934
                                                              ======== ========
     Net earnings (loss):
       Previously reported................................... $  9,307 $(30,588)
       Inframetrics..........................................      522    1,400
                                                              -------- --------
       Restated.............................................. $  9,829 $(29,188)
                                                              ======== ========

Note 16. Agema Acquisition

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

                               FLIR SYSTEMS, INC.

Note 16. Agema Acquisition--(Continued)


   The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as follows (in thousands):

                                                                   Balance at
                                                                December 1, 1997
                                                                ----------------
     Current assets............................................     $ 23,413
     Property and equipment....................................        3,590
     Other long-term assets....................................        1,599
     In-process research and development.......................       33,600
     Intangibles...............................................        3,600
     Excess of purchase price over net assets acquired.........       14,092
     Current liabilities.......................................      (20,153)
     Long-term liabilities.....................................       (4,076)
                                                                    --------
                                                                    $ 55,665
                                                                    ========

   Included in current liabilities acquired was $2,000,000 of estimated costs to shut down certain identified AGEMA facilities. Such estimated costs included the cost to involuntarily terminate or relocate employees, sell or relocate certain assets, terminate operating leases and otherwise wind up operations (collectively "the shutdown") at certain facilities formerly operated by AGEMA. The shutdown was substantially completed prior to December 1, 1998. Actual costs to accomplish the shutdown exceeded the costs originally estimated by approximately $2,880,000. Excess shutdown costs were recorded as an adjustment to the purchase price of AGEMA and resulted in an increase in the excess of purchase price over net assets acquired. Total shutdown costs incurred are summarized as follows (in thousands):

       Salaries and personnel related.................................. $ 2,466
       Plant shutdown costs............................................   1,263
       Relocation costs................................................   1,151
                                                                        -------
                                                                        $ 4,880
                                                                        =======

   Intangible assets acquired and the excess of purchase price over net assets acquired are being amortized on a straight-line basis over 15 years. Related amortization expense aggregated $1,406,000, $1,179,000 and $79,000 for 1999, 1998 and 1997, respectively, and is included in selling and other operating costs.

   The consolidated, unaudited results of operations, on a pro forma basis, are presented as though the acquisition of AGEMA had occurred on January 1, 1997, excluding one-time charges for acquired in-process research and development, acquisition related costs and duplicative inventories (in thousands, except per share data).

                                                                        1997
                                                                     -----------
                                                                     (unaudited)
       Revenue......................................................  $187,988
       Net earnings.................................................  $  8,522
       Earnings per share:
         Basic......................................................  $   1.08
         Diluted....................................................  $   1.00

                               FLIR SYSTEMS, INC.

Note 16. Agema Acquisition--(Continued)


   These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense of the excess of purchase price over net assets acquired and other intangible assets. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1997, or of future results of operations of the consolidated entities.

   For the purposes of this pro-forma presentation, amounts were translated at an average rate of 7.60 Swedish Kronor to the U.S. dollar for 1997.

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

Note 17. Restatement

   In March 2000 the Company determined that it was necessary to revise its 1998 financial statements and its interim 1999 financial statements. The restatement was required because of incorrect consolidation of the Company's subsidiary information, inaccurate inventory valuation, insufficient accruals of commission expense and the inadequate accumulation and misclassification of certain subsidiary costs. As a result of these matters, certain costs and allowances were either not accrued or not recorded correctly during the appropriate periods.

   In addition, in December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. In April 2000, in connection with the audit of the Company's financial statements and in light of the focus on revenue recognition issues resulting from the issuance of SAB 101, the Company re-examined its historical application of generally accepted accounting principles relating to revenue recognition and the terms underlying certain transactions in which title and the risks of ownership had transferred to the buyer, but physical delivery to the buyer had not occurred (bill and hold transactions). As a result of this review, the Company modified its historical revenue recognition policy with respect to those bill and hold transactions.

   In view of the cumulative effect of the unrecorded adjustments for costs and allowances, and the bill and hold revenue matters, the Company restated its beginning retained earnings for 1997 as a result of the revenue recognition matters, its annual and fourth quarter consolidated financial statements for 1998 and its quarterly consolidated financial statements for the first three quarters of 1999. The financial statements and related notes set forth in this Annual Report reflect all such restatements, including changes to the tax provision for all periods presented.

                               FLIR SYSTEMS, INC.

Note 17. Restatement--(Continued)


   The annual consolidated financial statements have been restated as follows:

                                                               Year Ended
                                                            December 31, 1998
                                                         -----------------------
                                                         As Reported As Restated
                                                         ----------- -----------
   Revenue:
     Commercial.........................................  $138,397    $137,977
     Government.........................................    70,225      58,888
                                                          --------    --------
       Total revenue....................................   208,622     196,865

   Cost of goods sold...................................    95,329      92,260
   Research and development.............................    26,958      26,958
   Selling and other operating costs....................    58,933      61,541
                                                          --------    --------
                                                           181,220     180,759

       Earnings from operations.........................    27,402      16,106
   Interest income......................................       728         728
   Interest expense and other...........................    (5,199)     (5,199)
                                                          --------    --------
       Earnings before income taxes.....................    22,931      11,635
   Income tax provision.................................     6,155       1,806
                                                          --------    --------
   Net earnings.........................................  $ 16,776    $  9,829
                                                          ========    ========
   Net earnings per share:
     Basic..............................................  $   1.29    $   0.76
                                                          ========    ========
     Diluted............................................  $   1.24    $   0.73
                                                          ========    ========

                               FLIR SYSTEMS, INC.

Note 17. Restatement--(Continued)


                                                             December 31, 1998
                                                             ------------------
                                                                As        As
                                                             Reported  Restated
                                                             --------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $  4,793  $  4,793
  Accounts receivable, net..................................   91,202    84,442
  Inventories...............................................   70,312    71,416
  Prepaid expenses..........................................    6,061     6,061
  Deferred income taxes.....................................    6,776     6,776
                                                             --------  --------
    Total current assets....................................  179,144   173,488
Property and equipment, net.................................   26,775    26,775
Deferred income taxes.......................................    9,749    15,927
Intangible assets, net......................................   15,936    15,936
Other assets................................................    4,385     4,385
                                                             --------  --------
                                                             $235,989  $236,511
                                                             ========  ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Notes payable............................................. $ 39,958  $ 39,958
  Accounts payable..........................................   24,031    24,031
  Accrued payroll and other liabilities.....................   16,189    26,580
  Accrued income taxes......................................    3,893     3,893
  Current portion of long-term debt.........................    2,680     2,680
                                                             --------  --------
    Total current liabilities...............................   86,751    97,142
Long-term debt..............................................   19,296    19,296
Pension liability...........................................    3,960     3,960


Shareholders' equity:
  Preferred.................................................       --        --
  Common stock..............................................      141       141
  Additional paid-in capital................................  142,169   142,169
  Accumulated deficit.......................................  (14,255)  (24,124)
  Accumulated other comprehensive income....................   (2,073)   (2,073)
                                                             --------  --------
    Total shareholders' equity..............................  125,982   116,113
                                                             --------  --------
                                                             $235,989  $236,511
                                                             ========  ========

   In addition to the restatement for 1998, beginning retained earnings for 1997 was restated as a result of the revenue recognition matters. The previously reported accumulated deficit of $1,843,000 was increased by $2,922,000 to $4,765,000.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                               FLIR SYSTEMS, INC.

                                Q1                  Q2                Q3
                         ------------------  ----------------- -----------------
                            As        As        As       As       As       As
                         Reported  Restated  Reported Restated Reported Restated    Q4
                         --------  --------  -------- -------- -------- -------- --------
1999
Revenue:
  Commercial............ $ 27,636  $ 27,986  $28,652  $27,245  $36,191  $35,624  $ 29,700
  Government............    6,802    10,835   13,550   19,071   18,515   17,515    18,472
                         --------  --------  -------  -------  -------  -------  --------
    Total revenue.......   34,438    38,821   42,202   46,316   54,706   53,139    48,172

Gross profit............    1,084        (6)  25,500   24,745   33,735   29,769     8,274
Net earnings (loss).....  (19,083)  (26,902)   2,845      930    8,544    6,179   (34,844)
Net earnings (loss) per
 share:
  Basic................. $  (1.35) $  (1.90) $  0.20  $  0.07  $  0.60  $  0.43  $  (2.43)
  Diluted............... $  (1.35) $  (1.90) $  0.20  $  0.06  $  0.59  $  0.43  $  (2.43)

                                                                     Q4
                                                              -----------------
                                                                 As       As
                                       Q1       Q2      Q3    Reported Restated
                                     -------  ------- ------- -------- --------
1998
Revenue:
  Commercial........................ $28,043  $33,604 $37,627 $39,123  $38,703
  Government........................  12,061   15,793  18,386  23,985   12,648
                                     -------  ------- ------- -------  -------
    Total revenue...................  40,104   49,397  56,013  63,108   51,351

Gross profit........................  20,502   27,198  29,308  36,285   27,597
Net earnings (loss).................    (195)   3,433   5,731   7,807      860
Net earnings (loss) per share:
  Basic............................. $ (0.02) $  0.29 $  0.41 $  0.55  $  0.06
  Diluted........................... $ (0.02) $  0.27 $  0.40 $  0.53  $  0.06

   See Note 17 to the Consolidated Financial Statements regarding the cause of the above restatement.

   The sum of the quarterly earnings (loss) per share does not equal the annual loss per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   Not Applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors and executive officers of the Company is included under "Election of Directors," Management--Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership of certain beneficial owners and management is included under "Stock Owned by Management and Principal Shareholders" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

   (a)(1) Financial Statements

     The financial statements are included in Item 8 above.

   (a)(2) Financial Statement Schedules

     The following schedule is filed as part of this Report:

       Schedule II--Valuation and Qualifying Accounts

       Report of Independent Accountants on Financial Statement Schedule

   No other schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

   (a)(3) Exhibits

   Number                              Description
   ------                              -----------


    2.1   Merger Agreement dated as of March 19, 1999 by and among FLIR
           Systems, Inc., Inframetrics, Inc., Irabu Acquisition Corporation and the shareholders of Inframetrics, Inc. (incorporated by reference to Current Report on Form 8-K filed on April 14, 1999).

    3.1   Second Restated Articles of Incorporation of the FLIR Systems, Inc.
           (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582))

   Number                              Description
   ------                              -----------


    3.2   First Amendment to Second Restated Articles of Incorporation of FLIR
           Systems, Inc. (incorporated by reference to Exhibit 1.1 to
           Registration Statement on Form 8-A filed on June 11, 1999)


    3.3 First Restated Bylaws of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File
           No. 33-62582))


    4.1 Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999)


   10.1   Form of Indemnity Agreement between the FLIR Systems, Inc. and each member of its Board of Directors (incorporated by reference to
           Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-
           62582))


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


   10.6 Business Loan Agreement with Bank of America NT & SA (incorporated by reference in Annual Report on Form 10-K for the year ended December
           31, 1998)


   10.7   Amendment No. 1 to Business Loan Agreement with Bank of America NT &
           SA (incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 1998)


   10.8   Combination Agreement, Dated October 6, 1997, Among FLIR Systems,
           Inc., Spectra-Physics AB, Spectra-Physics Holding S.A., Spectra-
           Physics Holdings GmbH, Spectra-Physics Holdings PLC, and Pharos
           Holdings, Inc. (incorporated by reference to Exhibit 2.0 to Current
           Report on Form 8-K filed on October 24, 1997)

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

   10.12  Form of Agreement Amending Executive Employment Agreement dated as of
           January 20, 1999 amending Executive Employment Agreement of Robert
           P. Daltry, J. Kenneth Stringer III, James A. Fitzhenry, J. Mark
           Samper, William N. Martin, Arne Almerfors and David Smith
           (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 1999)

   10.13  Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems, Inc., Spectra-Physics AB, Spectra-Physics
           Holdings PLC and Pharos Holdings (incorporated by reference to
           Exhibit 10.2 to Current Report on Form 8-K filed on December 15,
           1997)

   10.14  Contract for the Supply of Uncooled Imaging Modules, dated January
           15, 1997* (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed May 28, 1998)

   Number                              Description
   ------                              -----------


   10.15  Contract for the Supply of Uncooled Imaging Modules, dated March 4,
           1998* (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed May 28, 1998)


   10.16 Inframetrics, Inc. Shareholders Agreement dated as of March 19, 1999 by and among FLIR, Inframetrics and the shareholders of Inframetrics
           (incorporated by reference to Exhibit 10.1 to Current Report on Form
           8-K filed on April 14, 1999)

   10.17  Amendment to Inframetrics, Inc. Shareholders Agreement dated as of
           October 27, 1999 by and among FLIR, Inframetrics, and the former shareholders of Inframetrics (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 333-90717))

   10.18 FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April
           30, 1999)


   10.19  Contract for the Supply of Uncooled Imaging Modules, dated August 8,
           1999* (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed December 2, 1999)


   10.20  Form of Credit Agreement among FLIR Systems, Inc. and Bank of America
           N.A. and certain other financial institutions dated as of December
           16, 1999 (incorporated by reference to Exhibits to Registration
           Statement on Form S-1 (File No. 333-90717))

   10.21  Form of Pledge Agreement dated as of December 16, 1999 by FLIR
           Systems, Inc. in favor of Bank of America N.A. as Agent
           (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 333-90717))


   10.22  Form of Security Agreement dated as of December 16, 1999 between FLIR
           Systems, Inc. and Bank of America N.A. as Agent (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File
           No. 333-90717))


   21.0   Subsidiaries of FLIR Systems, Inc.


   23.0   Consent of PricewaterhouseCoopers LLP


   27.1   Financial Data Schedule


   27.2   Restated Financial Data Schedule


   27.3   Restated Financial Data Schedule


   99.0   Report of Ernst & Young, LLP

--------
* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

   (b) During the quarter ended December 31, 1998, the Company did not file any Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2000.

                                          FLIR SYSTEMS, INC.
                                          (Registrant)

                                              /s/ J. Kenneth Stringer III
                                          By: _________________________________
                                          J. Kenneth Stringer III
                                          President and Chief Executive
                                           Officer (Principal Accounting and
                                           Financial Officer and Duly
                                           Authorized Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 14, 2000.

                 Signature                                  Title
                 ---------                                  -----


          /s/ Robert P. Daltry            Chairman of the Board of Directors
   ______________________________________
              Robert P. Daltry

      /s/ J. Kenneth Stringer III         Director, President and Chief Executive
   ______________________________________  Officer (Principal Executive Officer and
          J. Kenneth Stringer III          Principal Accounting and Financial
                                           Officer)

            /s/ John C. Hart              Director
   ______________________________________
                John C. Hart

           /s/ Earl R. Lewis              Director
   ______________________________________
               Earl R. Lewis

           /s/ W. Allen Reed              Director
   ______________________________________
               W. Allen Reed

          /s/ Ronald L. Turner            Director
   ______________________________________
              Ronald L. Turner

          /s/ Steven E. Wynne             Director
   ______________________________________
              Steven E. Wynne

                                                                     SCHEDULE II

                               FLIR SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

        Column A          Column B         Column C         Column D   Column E
        --------         ----------- --------------------- ---------- -----------
                                           Additions
                                     ---------------------
                                                Charged To
                         Balance at  Charges to   Other    Write-offs   Balance
                          Beginning  Costs and  Accounts--   Net of   at the End
                         of the Year  Expenses  Described  Recoveries Of the Year
                         ----------- ---------- ---------- ---------- -----------
Year ended December 31,
 1999
  Allowance for Doubtful
   Accounts.............   $3,216     $ 5,221      $ 0      $(3,665)    $ 4,772
                           ======     =======      ===      =======     =======
  Allowance for Deferred
   Tax Assets...........   $4,158     $15,769      $ 0      $     0     $19,927
                           ======     =======      ===      =======     =======

Year ended December 31,
 1998
  Allowance for Doubtful
   Accounts.............   $2,639     $   417      $ 0      $   160     $ 3,216
                           ======     =======      ===      =======     =======
  Allowance for Deferred
   Tax Assets...........   $6,889     $(2,731)     $ 0      $     0     $ 4,158
                           ======     =======      ===      =======     =======
Year ended December 31,
 1997
  Allowance for Doubtful
   Accounts.............   $1,744     $ 1,059      $ 0      $  (164)    $ 2,639
                           ======     =======      ===      =======     =======
  Allowance for Deferred
   Tax Assets...........   $2,783     $ 4,106      $ 0      $     0     $ 6,889
                           ======     =======      ===      =======     =======

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
FLIR Systems, Inc.

   Our audits of the consolidated financial statements referred to in our report dated April 14, 2000 appearing in the 1999 Annual Report on Form 10-K of FLIR Systems, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. We did not audit the financial statement schedule of Inframetrics, Inc., a wholly owned subsidiary, for the years ended December 31, 1998 or 1997. That schedule was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Inframetrics, Inc., is based solely on the report of the other auditors. In our opinion, based on our audit and the report of other auditors, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 14, 2000