Form 10-K/A
period 1999-12-31
FLIR SYSTEMS INC
filed 2000-05-01
CIK 354908

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   This Amendment amends and restates Items 10, 11, 12 and 13 of Part III and
Item 14 of Part IV of FLIR Systems Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999. The complete text of each Item as amended and restated is set forth below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Name            Age                  Position
             ----            ---                  --------
   Robert P. Daltry.........  55 Chairman of the Board of Directors
   J. Kenneth Stringer III..  46 President, Chief Executive Officer and
                                 Director
   Arne Almerfors...........  54 Executive Vice President
   Stephen M. Bailey........  51 Senior Vice President, Finance and Chief
                                 Financial Officer
   James A. Fitzhenry.......  44 Senior Vice President, General Counsel and
                                 Secretary
   William N. Martin........  43 Senior Vice President, Sales
   William A. Sundermeier...  35 Senior Vice President, Product Strategy
   Andrew C. Teich..........  38 Senior Vice President, Marketing
   Jay S. Teich.............  45 Senior Vice President, Boston Operations
   John C. Hart.............  66 Director
   Earl R. Lewis............  55 Director
   Ronald L. Turner.........  53 Director
   W. Allen Reed............  52 Director
   Steven E. Wynne..........  47 Director

   Robert P. Daltry. Mr. Daltry joined the Company in 1987 as President and Chief Executive Officer and a member of the Board of Directors. He was elected Chairman of the Board of Directors in April 1993. He served as Chief Executive Officer until December 1998. From 1984 to 1987, Mr. Daltry was employed by Lear Siegler, Inc., an aerospace company, where he served as Vice President of Marketing for the Instrument and Avionics Systems Division. From 1981 to 1984, Mr. Daltry served as Regional Manager for Singer-Kearfott, an aerospace company. Mr. Daltry holds a B.A. in Accounting from Grove City College.

   J. Kenneth Stringer III. Mr. Stringer joined the Company in 1984 as Vice President of Finance and Chief Financial Officer and was appointed Executive Vice President in 1990. Mr. Stringer was elected to the Board of Directors in April 1993. In April 1995, Mr. Stringer was appointed President and Chief Operating Officer. In December 1998, Mr. Stringer was appointed Chief Executive Officer. Prior to joining the Company, Mr. Stringer spent six years with Evans Products Company, Portland, Oregon, as Director of Financial Reporting. He started his career with Touche Ross and Company (which subsequently became Deloitte & Touche). Mr. Stringer received his B.S. degree from the University of Oregon.

   Arne Almerfors. Mr. Almerfors joined FLIR in December 1997 in connection with FLIR's acquisition of AGEMA, and currently serves as Executive Vice President. From 1995 to 1997, Mr. Almerfors was President and Chief Executive Officer AGEMA. He also served as President and Chief Executive Officer of CE Johansson AB, a manufacturer of coordinate measuring devices, from 1989 to 1995. Mr. Almerfors received his B.S. and MBA from the University of Stockholm. Mr. Almerfors received a Masters in Political Science in addition to post-graduate courses in corporate finance and accounting from the University of Stockholm.

   Stephen M. Bailey. Mr. Bailey joined FLIR in April 2000 as Senior Vice President, Finance and Chief Financial Officer. Since 1989, Mr. Bailey has served as Vice President and Chief Financial Officer of Bauce

Communications, Inc., President of Pro Golf of Portland, Inc., and Chief Financial Officer and Chief Operating Officer of Desk2Web Technologies, Inc. From 1975 to 1988, Mr. Bailey served in various senior executive positions with Amfac, Inc., including Senior Vice President and Controller of Amfac Foods, Inc., President of Amfact Supply Company and as Senior Vice President and Controller of Amfac, Inc. A CPA, Mr. Bailey also worked at Touch Ross & CO. (which subsequently became Deloitte & Touche) from 1970 to 1975. Mr. Bailey received his B.S. degree from Oregon State University and is a graduate of the Wharton Executive Management Program.

   James A. Fitzhenry. Mr. Fitzhenry joined FLIR in 1993 as Corporate Counsel and Director of Administration, and was appointed Senior Vice President, General Counsel and Secretary in 1995. From 1990 to 1993, Mr. Fitzhenry served in the White House during the Bush Administration in the Office of Policy Development and the Office of Cabinet Affairs. Previously, he served as legal counsel and legislative director to Senator Mark O. Hatfield (R-Ore.) and practiced law in Portland, Oregon. Mr. Fitzhenry received his B.A. from the University of Oregon and received his J.D. and MBA degrees from Willamette University.

   William N. Martin. Mr. Martin joined FLIR in 1994 as Director of Sales and was appointed Senior Vice President, Sales in 1995. Prior to joining FLIR, Mr. Martin was employed by AGEMA Infrared Systems, Inc., where he initially served as Western Regional Sales Manager and then National Sales Manager. Prior to joining AGEMA, Mr. Martin served as Regional Manager for Hughes Aircraft Company. Mr. Martin who is an instrument multi-engine commercial pilot, attended Wichita State University, majoring in speech and communications.

   William A. Sundermeier. Mr. Sundermeier joined FLIR in 1994 as Product Marketing Manager and was appointed Director of Product Marketing in 1995. Mr. Sundermeier currently serves as the Senior Vice President of Product Marketing. Prior to joining FLIR, Mr. Sundermeier was a founder of Quality Check Software, Inc. (QCS) in 1993. From 1985 to 1993, Mr. Sundermeier served as Product Line Manager at Cadre Technologies, Inc. Mr. Sundermeier also served as Software/Hardware Engineer at Tektronix, Inc. from 1980 to 1985. Mr. Sundermeier received his B.S. in Computer Science from Oregon State University.

   Andrew C. Teich. Mr. Teich joined FLIR in March 1999 as Senior Vice President of Marketing. From 1996, Mr. Teich served as Vice President of Sales and Marketing at Inframetrics, Inc. Inframetrics was acquired by FLIR in March 1999. From 1984 to 1996, Mr. Teich served in the capacities of Sales Engineer, Western Regional Sales Manager, International Sales Manager and Vice President of Sales at Inframetrics. He holds an A.S. degree in Industrial Design from the University of Bridgeport and received his B.S. in Marketing from Arizona State University.

   Jay S. Teich. Mr. Teich joined FLIR in March 1999 as Senior Vice President of Boston Operations. From 1991 to 1999, Mr. Teich was Vice President and later President of Inframetrics, Inc. Inframetrics was acquired by FLIR in March 1999. Mr. Teich joined Inframetrics in 1981 as an engineering manager. He received his BSEE from Lehigh University and is an M.I.T. graduate in Engineering and Mathematics.

   John C. Hart. Mr. Hart has served as a Director of the Company since February 1987 and as Chairman of the Board of Directors from 1987 to April 1993. From 1982 until his retirement in 1993, Mr. Hart served as Vice President of Finance, Treasurer and a member of the Board of Directors of Louisiana-Pacific Corporation.

   Earl R. Lewis. Mr. Lewis was elected to the Board in June 1999 in connection with the acquisition of Spectra Physics AB by Thermo Instrument Systems Inc. Mr. Lewis' current term on the Board of Directors expires in 2000. Mr. Lewis is President and Chief Executive Officer of Thermo Instrument Systems and has served in such capacities since March 1997 and January 1998, respectively. Mr. Lewis is also Chief Operating Officer, Measurement and Detection, of Thermo Electron Corporation, the parent company of Thermo Instrument Systems, and is Chairman of the Board of several subsidiaries of Thermo Electron, including Thermo Optek Corporation, Thermo Quest Corporation, Thermo Vision Corporation, Thermo BioAnalysis Corporation and ONIX Systems Inc., and is a director of Metrika Systems Corporation, ThermoSpectra

Corporation and Thermo Instrument Systems. Mr. Lewis is also a director of SpectRx Inc. Mr. Lewis holds a B.S. from Clarkson College of Technology and has attended postgraduate programs at the University of Buffalo, Northeastern University and Harvard University.

   W. Allen Reed. Mr. Reed has served as a Director of the Company since April 1992. Mr. Reed is President of General Motors Investment Management Corporation. From 1991 to 1994, Mr. Reed was Vice President and Treasurer of GM Hughes Electronics Corporation and Hughes Aircraft Company ("Hughes"). From 1984 to 1991, Mr. Reed was President of the Hughes Investment Management Company, a wholly owned subsidiary of Hughes. Prior to joining Hughes, Mr. Reed was Vice President and Portfolio Manager for Allen & Associates Investment Management Company. Mr. Reed serves on the Boards of Directors of WEBS Fund, Inc., Temple-Inlands Industries, General Motors Acceptance Corporation and GMAC Insurance Holdings. Mr. Reed also serves as Chairman of the Investment Advisory Committee for the Howard Hughes Medical Institute.

   Ronald L. Turner. Mr. Turner was elected to the Board of Directors in 1993. Mr. Turner was appointed Chairman, President and Chief Executive Officer of Ceridian Corporation in May 2000. He served as President and Chief Executive Officer since January 2000, President and Chief Operating Office since 1998 and Executive Vice President, Operations since 1997. From 1993 to 1997, Mr. Turner served as President and Chief Executive Officer of Computing Devices International, an aerospace company, which was a division of Ceridian Corporation. From 1987 to 1993, Mr. Turner was President and Chief Executive Officer of GEC-Marconi Electronic Systems Corporation, a defense electronic company. Prior to 1987, Mr. Turner worked for Martin Marietta Corporation for 14 years in a variety of executive positions. Mr. Turner serves on the Board of Directors of Ceridian Corporation, BTG, Inc., Government Electronics and Information Technology Association and is Vice Chairman of the Electronics Industries Alliance and is on its Executive Committee and Board of Governors. He is also a past President and a member of the Board of Governors of the Massachusetts Institute of Technology Society of Sloan Fellows.

   Steven E. Wynne. Mr. Wynne was elected to the Board of Directors in November 1999 and his current term on the Board of Directors expires in 2000. From March, 1995 to March, 2000, Mr. Wynne has served as President and Chief Executive Officer of adidas America, Inc.. Prior to that time, he was a partner in the law firm of Ater Wynne LLP. Mr. Wynne received an undergraduate degree from Willamette University and a J.D. from Willamette University. Mr. Wynne also serves on the Board of Directors of Protocol Systems, Inc. and the Board of Directors of Planar Systems, Inc.

Section 16 Reports

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all
Section 16(a) reports they file.

   Based solely on its review of the copies of such reports received by it with respect to fiscal 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with for fiscal 1999, except for Messrs. Almerfors, Fitzhenry, Martin, Stringer, Sundermeier, A. Teich, and
J. Teich, each of whom inadvertently filed a Form 4 late.

ITEM 11. EXECUTIVE COMPENSATION

   The following table provides information concerning the compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "named executive officers") for the fiscal years ending December 31, 1999, 1998 and 1997 or such periods as the named executive officer was an officer of the Company.

                                          Annual Compensation   Long-term Compensation
                                         ---------------------- ----------------------
                                                                 Stock    Long-term
                                                                Options Incentive Plan   All
      Name and Principal Position        Year  Salary   Bonus   Granted   Payouts(1)   Other(2)
      ---------------------------        ---- -------- -------- ------- -------------- --------
Robert P. Daltry........................ 1999 $256,406 $      0 30,000     $      0     $5,000
 Chairman of the Board of Directors      1998  271,202  230,000 30,000      320,065      5,000
                                         1997  252,872  122,500 25,500      607,500      4,750

J. Kenneth Stringer III................. 1999  276,000        0 30,000       82,192      5,000
 President, Chief Executive Officer      1998  225,726  180,000 25,000      240,049      5,000
 and Director                            1997  216,292   99,000 20,000      455,625      4,750

Jay S. Teich(3)......................... 1999  196,859        0 25,000       20,548      5,000
 Sr. Vice President, Boston Operations

William N. Martin....................... 1999  187,351        0 12,000       54,794        --
 Sr. Vice President, Sales               1998  178,500   40,000 12,000       80,016        --
                                         1997  174,484   50,000 11,000      151,875        --

James A. Fitzhenry...................... 1999  170,689        0 12,000       54,794      5,000
 Sr. Vice President, General Counsel and 1998  159,579   55,000 12,000       80,016      5,000
 Secretary                               1997  149,391   40,000 11,000      151,875      4,750

--------
(1) The amounts set forth under Long-term Incentive Plan Payouts represent the dollar value of shares of restricted stock that were earned in 1997, 1998 and 1999 based upon achievement of specified performance goals. The value of these shares was calculated based upon the closing price of the Common Stock on February 3, 1998, October 7, 1998 and October 21, 1999, respectively.

(2) The amounts set forth under All Other Compensation represent matching amounts contributed on behalf of the named executive officers to the Company sponsored 401(k) employee savings and retirement plan covering all of the Company's employees.

(3)  Mr. Teich joined the Company in March 1999.

Stock Options

   The following table sets forth information concerning options granted to the named executive officers during the year ended December 31, 1999 under the Company's stock options plans:

                                                                          Potential
                                                                      Realizable Value
                                                                      at Assumed Annual
                                      Percent of                       Rates of Stock
                           Number of    Total                               Price
                           Securities  Options                        Appreciation for
                           Underlying Granted to Exercise              Option Term(2)
                            Options   Employees    Price   Expiration -----------------
Name                       Granted(1)  in 1998   Per Share    Date       5%      10%
----                       ---------- ---------- --------- ---------- -------- --------
Robert P. Daltry.........    30,000      5.9%     $17.13    03/05/09  $323,095 $818,785

J. Kenneth Stringer III..    30,000      5.9%     $17.13    03/05/09   323,095  818,785

Jay S. Teich.............    25,000      4.9%     $18.50    03/31/09   290,864  737,106

William N. Martin........    12,000      2.3%     $17.13    03/05/09   129,238  327,514

James A. Fitzhenry.......    12,000      2.3%     $17.13    03/05/09   129,238  327,514

--------
(1) Options granted in 1999 become exercisable starting 12 months after the grant date, with one-third of the options becoming exercisable at that time and with an additional one-third of the options becoming exercisable on the second and third anniversary dates of the option grant, respectively.

(2) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the Common Stock compounded annually for a ten year period. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the Common Stock will appreciate at any particular rate or at all in future years.

Options Exercised in Last Fiscal Year and Fiscal Year End Option Values

   The following table sets forth, for each of the named executive officers, the shares acquired during 1999 and the related value realized, and the number and value of unexercised options as of December 31, 1999.

                           Options Exercised      Number of Securities             Value of Unexercised
                             in Last Fiscal      Underlying Unexercised            In-the-Money Options
                                Year(1)       Options at December 31, 1999        at December 31, 1999(2)
                           ------------------ --------------------------------   -------------------------
                           Number of  Value
                            Shares   Realized  Exercisable      Unexercisable    Exercisable Unexercisable
                           --------- -------- --------------   ---------------   ----------- -------------
Robert P. Daltry.........        0   $      0          150,667           58,333   $960,167      $20,833

J. Kenneth Stringer III..        0          0           95,517           53,333    499,580       16,667

Jay S. Teich.............   37,406    486,055                0           25,000          0            0

William N. Martin........    6,667     35,000            7,666           23,667      9,166        9,167

James A. Fitzhenry.......        0          0           10,999           23,667     23,538        9,167

--------
(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) The value of unexercised in-the-money options is based on the difference between $16.25, which was the closing price of the Common Stock on December 31, 1999, and the applicable exercise price.

Employment Agreements

   FLIR has entered into employment agreements (the "Employment Agreements") with certain of its executive officers, including Robert P. Daltry, J. Kenneth Stringer III, Arne Almerfors, James A. Fitzhenry, and William N. Martin. Each of the Employment Agreements is for a term ending December 31, 2001, provided that if a Change of Control (as defined) occurs before December 31, 2001, the Employment Agreements will continue in effect until two years after the Change in Control. If the executive officer resigns voluntarily or is properly terminated for Cause (as defined) all pay and benefits under the Employment Agreement will cease as of the effective date of the termination or resignation. In the event of the death of an executive officer, the designated beneficiary of the executive officer would receive a lump sum payment equal to twelve months base salary at the then current rate. With respect to Messrs. Daltry and Stringer, in the event that the employment of such executive officer is terminated by the Company without cause, such executive officer would be entitled to receive a lump sum payment in an amount equal to two year's base salary plus bonuses earned through the date of termination. For a period of two years following the Change of Control, each executive officer would have the right to terminate his employment for Good Reason (as defined), and to receive upon such termination a lump sum payment in an amount equal to two times (three times in the case of Messrs. Daltry and Stringer) their average annualized compensation during the five year period preceding the Change of Control. In addition, the executive officers would be entitled to the continuation of health and insurance benefits for certain periods. For purposes of the Employment Agreements, a "Change of Control" includes (i) any merger or consolidation transaction that results in the shareholders of the Company immediately before such transaction owning less than 50 percent of the total combined voting power of the surviving corporation in the transaction, (ii) the acquisition by any person of 20 percent or more of the Company's total combined voting power, (iii) the liquidation of the Company of the sale of substantially all of its assets, and (iv) a change in the composition of the Board of Directors during any 24 month period such that the directors in office at the beginning of the period and/or their successors who were elected by or on the recommendation of the directors in office at the beginning of the period do not constitute at least a 70 percent majority of the Board. In connection with the Company's acquisition of AGEMA, the Employment Agreements were amended to provide that the consummation of that transaction would not constitute a Change of Control for purposes of the Employment Agreements. This amendment to the Employment Agreements will terminate and become null and void upon the acquisition by Spectra-Physics AB and/or its affiliates of any shares of Common Stock if at the time of such acquisition Spectra and its affiliates would beneficially own more than 45 percent of the issued and outstanding shares of Common Stock. In connection with the acquisition by an affiliate of Thermo Electron Corporation of substantially all of the outstanding capital stock of Spectra, the Employment Agreements were amended to provide that the consummation of that transaction would not constitute a Change of Control for purposes of the Employment Agreements. This amendment to the Employment Agreements will terminate and become null and void if (i) Thermo Electron Corporation acquires any shares of Common Stock in excess of those shares held by Spectra, or (ii) asserts any right to representation on the Board of Directors. For purposes of the Employment Agreements, "Cause" means the failure to satisfactorily perform the duties assigned to the executive officer within a certain period after notice of such failure is given and commission of certain illegal or wrongful acts.

Director Compensation

   The members of the Company's Board of Directors are not compensated for their service on the Board, but are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company's 1993 Stock Option Plan for Nonemployee Directors, as amended, an option to purchase 6,000 shares of Common Stock is automatically granted to each nonemployee director each year on the day of the Annual Meeting.

Compensation Committee Interlocks and Insider Participation

   The members of the Compensation Committee during the fiscal year ended December 31, 1999, were Messrs. Hart and Turner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of April 3, 2000 by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the following shareholders has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                      Shares of
                                                     Common Stock   Percent
                                                     Beneficially Common Stock
         Name and Address of Beneficial Owner          Owned(1)   Outstanding
         ------------------------------------        ------------ ------------
   Thermo Electron Corporation(2)...................  4,162,000       29.0%
    81 Wyman Street
    Waltham, MA 02454
   Franklin Resources, Inc.(3)......................  1,261,477        8.8%
    777 Mariners Island Blvd.
    San Mateo, CA 94404
   Advent International Corporation(4)..............    996,524        6.9%
    75 State Street
    Boston, MA 02109
   Robert P. Daltry.................................    319,479        2.2%
   John C. Hart.....................................     36,000          *
   Earl R. Lewis....................................      2,000          *
   W. Allen Reed....................................     41,000          *
   J. Kenneth Stringer III..........................    194,505        1.3%
   Ronald L. Turner.................................     39,000          *
   Steven E. Wynne..................................        --         --
   James A. Fitzhenry...............................     34,587          *
   William N. Martin................................     31,754          *
   Jay S. Teich.....................................     60,855          *
   Directors and Executive Officers as a group
    (13 persons)(5).................................    869,502        5.8%

--------
 *   Less than one percent (1%).

(1) Applicable percentage of ownership is based on 14,370,932 shares of FLIR Common Stock outstanding as of April 3, 2000. Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from April 3, 2000 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person, but not for the purpose of calculating the percentage of Common Stock owned by any other person. The number of shares that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 3, 2000 is as follows:
     Mr. Daltry--179,000; Mr. Hart--36,000; Mr. Reed--39,000; Mr. Stringer--
     120,517; Mr. Turner--39,000; Mr. Martin--19,333; Mr. Fitzhenry--22,666;
     Mr. Teich--8,333; and all officers and directors as a group--527,682.

(2) This information as to beneficial ownership is based on a Schedule 13D filed by Thermo Electron Corporation with the Securities and Exchange Commission on August 16, 1999. The Schedule 13D states that (i) Thermo Electron Corporation is the beneficial owner of 4,162,000 shares of Common Stock as to which it has sole voting and dispositive power, and (ii) the 4,162,000 shares of Common Stock as to which beneficial ownership is reported are held by Spectra-Physics AB, which is a majority-owned subsidiary of Thermo Instrument Systems, Inc., a majority-owned publicly traded subsidiary of Thermo Electron Corporation.

(3) This information as to beneficial ownership is based on a Schedule 13G/A filed by Franklin Resources, Inc. with the Securities and Exchange Commission on January 24, 2000. The Schedule 13G states that Franklin Resources and its affiliates are the beneficial owners of 1,261,477 shares of Common Stock as to which certain affiliates of Franklin Resources have sole voting and dispositive power.

(4) This information as to beneficial ownership is based on a Schedule 13G/A filed with the Securities and Exchange Commission on April 9, 1999 by Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Israel Limited Partnership, Advent Israel (Bermuda) Limited Partnership, EnviroTech Investment Fund I Limited Partnership (together the "Advent Partnerships"), Advent International Corporation ("AIC") and Advent International Limited Partnership ("AILP"). The Schedule 13G/A states that AIC is the General Partner of AILP which in turn is the General Partner of each of the Advent Partnerships and, as such, that AIC has sole voting and sole dispositive power with respect to the 996,524 shares of Common Stock as to which beneficial ownership is reported.

(5) Does not include the 4,162,000 shares of Common Stock held by Spectra/Thermo Electron, as to which all directors and executive officers disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

   (a)(1) Financial Statements

     The financial statements are included in Item 8 of the Annual Report on Form 10-K filed on April 14, 2000.

   (a)(2) Financial Statement Schedules

     The following schedule was filed as part of the Annual Report on Form 10-K filed on April 14, 2000:

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


   Number                              Description
   ------                              -----------
    4.1   Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on
           June 11, 1999)

   10.1 Form of Indemnity Agreement between the FLIR Systems, Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-
           62582))(1)

   10.2 1984 Incentive Stock Option Plan and Amendments (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1
           (File No. 33-62582))(1)

   10.3   1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582))(1)

   10.4 1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1
           (File No. 33-62582))(1)

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

   10.9   Form of Executive Employment Agreement dated as of May 5, 1997
           (Robert P. Daltry and J. Kenneth Stringer III) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 24, 1997)(1)

   10.10  Form of Executive Employment Agreement dated as of May 5, 1997 (James
           A. Fitzhenry, J. Mark Samper, William N. Martin and Steven R.
           Palmquist) (incorporated by reference to Exhibit 10.2 to Current
           Report on Form 8-K filed on October 24, 1997)(1)

   10.11  Form of Agreement amending Executive Employment Agreement dated as of
           December 1, 1997 for Robert P. Daltry, J. Kenneth Stringer III,
           James A. Fitzhenry, J. Mark Samper, William N. Martin and Steven R.
           Palmquist (incorporated by reference to Exhibit 10.1 to Current
           Report on Form 8-K filed on December 15, 1997)(1)

   10.12  Form of Agreement Amending Executive Employment Agreement dated as of
           January 20, 1999 amending Executive Employment Agreement of Robert
           P. Daltry, J. Kenneth Stringer III, James A. Fitzhenry, J. Mark
           Samper, William N. Martin, Arne Almerfors and David Smith
           (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 1999)(1)

   10.13  Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems, Inc., Spectra-Physics AB, Spectra-Physics
           Holdings PLC and Pharos Holdings (incorporated by reference to
           Exhibit 10.2 to Current Report on Form 8-K filed on December 15,
           1997)

   10.14  Contract for the Supply of Uncooled Imaging Modules, dated January
           15, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed May 28, 1998)(2)

   10.15  Contract for the Supply of Uncooled Imaging Modules, dated March 4,
           1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed
           May 28, 1998)(2)

   10.16 Inframetrics, Inc. Shareholders Agreement dated as of March 19, 1999 by and among FLIR, Inframetrics and the shareholders of Inframetrics
           (incorporated by reference to Exhibit 10.1 to Current Report on Form
           8-K filed on April 14, 1999)

   Number                              Description
   ------                              -----------
   10.17  Amendment to Inframetrics, Inc. Shareholders Agreement dated as of
           October 27, 1999 by and among FLIR, Inframetrics, and the former shareholders of Inframetrics (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 333-90717))

   10.18 FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April
           30, 1999)(1)

   10.19  Contract for the Supply of Uncooled Imaging Modules, dated August 8,
           1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed
           December 2, 1999)(2)

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

   21.0   Subsidiaries of FLIR Systems, Inc.(3)

   23.0   Consent of PricewaterhouseCoopers LLP

   23.1   Consent of Ernst & Young LLP

   27.1   Financial Data Schedule(3)

   27.2   Restated Financial Data Schedule(3)

   27.3   Restated Financial Data Schedule(3)

   99.0   Report of Ernst & Young, LLP(3)

--------
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

(2) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

(3) Filed with and incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 14, 2000.

   (b) During the quarter ended December 31, 1998, the Company did not file any Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April 2000.

                                          FLIR SYSTEMS, INC.
                                          (Registrant)

                                              /s/ J. Kenneth Stringer III
                                          By: _________________________________
                                          J. Kenneth Stringer III
                                          President and Chief Executive
                                           Officer (Duly Authorized Officer)