Form 10-Q/A
period 1999-03-31
FLIR SYSTEMS INC
filed 2000-05-03
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                  FORM 10-Q/A
                      ________  AMENDMENT NO. 1_________

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

                              __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X  .   No ____.
                                          -----

At March 31, 1999, there were 14,139,237 shares of the Registrant's common stock, $0.01, par value, outstanding.

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed by the Registrant on May 14, 1999, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement."). The Restatement reflects corrections of accounting for certain costs and allowances that were either not accrued or not recorded correctly during the appropriate periods and modification of the Registrant's historical revenue recognition policy for certain transactions. A discussion of the Restatement and a summary of the effects of the Restatement are presented in Note 2 to the Condensed Consolidated Financial Statements.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statement of Operations -- Three Months
               Ended March 31, 1999 and 1998...........................      3

               Consolidated Balance Sheet -- March 31, 1999 and
               December 31, 1998.......................................      4

               Consolidated Statement of Cash Flows -- Three Months
               Ended March 31, 1999 and 1998...........................      5

               Notes to the Consolidated Financial Statements..........      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................     12


                          PART II. OTHER INFORMATION

     Item 2.   Changes in Securities...................................     17

     Item 6.   Exhibits and Current Reports on Form 8-K................     17

               Signatures..............................................     18

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    -----------------------------------
                                                                         1999                 1998
                                                                    --------------       --------------
                                                                      (Restated)           (Restated)
Revenue:
    Commercial...............................................            $  27,986           $   28,043
    Government...............................................               10,835               12,061
                                                                         ---------           ----------
                                                                            38,821               40,104

Cost of goods sold...........................................               38,827               19,602
Research and development.....................................                6,977                6,493
Selling and other operating costs............................               15,057               12,971
Combination costs............................................                3,654                   --
                                                                         ---------           ----------
                                                                            64,515               39,066

        (Loss) earnings from operations......................              (25,694)               1,038

Interest income..............................................                   18                  363
Interest expense and other...................................               (1,226)              (1,475)
                                                                         ---------           ----------

        Loss before income taxes.............................              (26,902)                 (74)

Provision for income taxes...................................                   --                  121
                                                                         ---------           ----------

Net loss.....................................................            $ (26,902)          $     (195)
                                                                         =========           ==========

Net loss per share:
   Basic.....................................................            $   (1.90)          $    (0.02)
                                                                         =========           ==========
   Diluted...................................................            $   (1.90)          $    (0.02)
                                                                         =========           ==========

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)
                                  (Unaudited)

                                               ASSETS
                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                   ----------       ------------
                                                                   (Restated)        (Restated)
Current assets:
    Cash and cash equivalents...............................       $    6,937        $    4,793
    Accounts receivable, net................................           62,451            84,442
    Inventories.............................................           64,067            71,416
    Prepaid expenses........................................            6,862             6,061
    Deferred income taxes...................................            4,915             6,776
                                                                   ----------        ----------
        Total current assets................................          145,232           173,488
Property and equipment, net.................................           26,707            26,775
Software development costs, net.............................              466               488
Deferred income taxes, net..................................           18,800            15,927
Intangible assets, net......................................           15,651            15,936
Other assets................................................            3,918             3,897
                                                                   ----------        ----------
                                                                   $  210,774        $  236,511
                                                                   ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable...........................................       $   67,865        $   39,958
    Accounts payable........................................           19,807            24,031
    Accrued payroll and other liabilities...................           22,812            26,580
    Accrued income taxes....................................            4,510             3,893
    Current portion of long-term debt.......................            1,911             2,680
                                                                   ----------        ----------
        Total current liabilities...........................          116,905            97,142
Long-term debt..............................................              882            19,296
Pension liability...........................................            3,932             3,960

Commitments and contingencies...............................               --                --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued at March 31, 1999, and
      December 31, 1998.....................................               --                --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,139,237 and 14,133,404 shares issued at
      March 31, 1999, and December 31, 1998, respectively...              141               141
    Additional paid-in capital..............................          142,237           142,169
    Accumulated deficit.....................................          (51,026)          (24,124)
    Accumulated other comprehensive loss....................           (2,297)           (2,073)
                                                                   ----------        ----------
        Total shareholders' equity..........................           89,055           116,113
                                                                   ----------        ----------
                                                                   $  210,774        $  236,511
                                                                   ==========        ==========

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                          1999                1998
                                                                       ----------          ----------
                                                                       (Restated)          (Restated)
Cash used by operations:
    Net loss..................................................         $  (26,902)         $     (195)
    Income charges not affecting cash:
        Depreciation..........................................              1,427               1,474
        Amortization..........................................                464                 514
        Disposals and write-offs of property and equipment....                 25                  24
        Deferred income taxes.................................             (1,012)                146
    Changes in certain working capital components:
        Decrease in accounts receivable.......................             21,991              10,116
        Decrease (increase)  in inventories...................              7,349              (5,867)
        Decrease (increase) in prepaid expenses...............               (801)               (555)
        Decrease (increase) in other assets...................                (74)                 42
        Decrease in accounts payable..........................             (4,224)             (1,147)
        Decrease in accounts payable to related parties.......                 --              (1,197)
        Decrease in accrued payroll and other liabilities.....             (3,768)             (8,548)
        (Decrease) increase in accrued income taxes...........                617                 (76)
                                                                       ----------          ----------
    Cash used by operating activities.........................             (4,908)             (5,269)
                                                                       ----------          ----------
Cash used by investing activities:
    Additions to property and equipment.......................             (1,488)             (3,054)
    Software development costs................................                 --                (192)
                                                                       ----------          ----------
    Cash used by investing activities.........................             (1,488)             (3,246)
                                                                       ----------          ----------
Cash provided by financing activities:
    Net increase in notes payable.............................             27,907               6,828
    Proceeds from long-term debt..............................                 --                 692
    Repayment of long-term debt including current portion.....            (19,183)               (439)
    Reduction of pension liability............................                (28)                (14)
    Proceeds from exercise of stock options...................                 68                 475
    Common stock issued pursuant to stock option plans........                 --                 970
                                                                       ----------          ----------
    Cash provided by financing activities.....................              8,764               8,512
                                                                       ----------          ----------
Effect of exchange rate changes on cash.......................               (224)             (1,215)
                                                                       ----------          ----------
Net increase (decrease) in cash and cash equivalents..........              2,144              (1,218)
Cash and cash equivalents, beginning of period................              4,793               7,545
                                                                       ----------          ----------
Cash and cash equivalents, end of period......................         $    6,937          $    6,327
                                                                       ==========          ==========

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements of FLIR Systems, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. See Note 2 regarding the restatement of the Company's financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1998.

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

NOTE 2 - RESTATEMENT:

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

In addition, in December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. In April 2000, in connection with the audit of the Company's financial statements and in light of the focus on revenue recognition issues resulting from the issuance of SAB 101, the Company re-examined its historical application of generally accepted accounting principles relating to revenue recognition and the terms underlying certain transactions where title and the risks of ownership had transferred to the buyer, but physical delivery to the buyer had not occurred (bill and hold transactions). As a result of this review, the Company modified its historical revenue recognition policy with respect to those bill and hold transactions.

In view of the cumulative effect of the unrecorded adjustments for costs and allowances, and the bill and hold revenue matters, the Company restated its retained earnings for 1997 as a result of the revenue recognition matters, its annual and fourth quarter consolidated financial statements for 1998 and its quarterly consolidated financial statements for the first three quarters of 1999.

The financial statements and related notes set forth in this Form 10-Q/A reflect all such restatements, including changes to the tax provision for all periods presented.

A summary of the impact of the restatements for the quarter ended March 31, 1999 and as of March 31, 1999 and December 31, 1998 follows (in millions except per share amounts):

Results of Operations
---------------------

                                                 Three Months Ended
                                                    March 31, 1999
                                               ----------------------
                                               Previously       As
                                                Reported     Restated
Revenue:
     Commercial                                  $ 27,636    $ 27,986
     Government                                     6,802      10,835
                                                 --------    --------
                                                   34,438      38,821

Cost of goods sold                                 33,354      38,827
Research and development                            6,977       6.977
Selling and other operating costs                  14,857      15,057
Combination cost                                    6,110       3,654
                                                 --------    --------
                                                   61,298      64,515

     Loss from operations                         (26,860)    (25,694)

Interest income                                        18          18
Interest expense and other                         (1,226)     (1,226)
                                                 --------    --------

     Loss before income taxes                     (28,068)    (26,902)

(Benefit) provision for income taxes               (8,985)         --
                                                 --------    --------

Net loss                                         $(19,083)   $(26,902)
                                                 ========    ========

Net loss per share:
     Basic                                       $  (1.35)   $  (1.90)
                                                 ========    ========
     Diluted                                     $  (1.35)   $  (1.90)
                                                 ========    ========


Financial Position
------------------                         ----------------------------------------------
                                               March 31, 1999         December 31, 1998
                                           ---------------------    ---------------------
                                           Previously      As       Previously      As
                                            Reported    Restated     Reported    Restated
                                           ----------   --------    ----------   --------
Accounts receivable, net                     $ 69,936   $ 62,451      $ 91,202   $ 84,442
Inventories                                    66,020     64,067        70,312     71,416
Prepaid expenses                                5,074      6,862         6,061      6,061
Total current assets                          152,882    145,232       177,283    173,488
Property and equipment, net                    26,907     26,707        26,775     26,775
Deferred income taxes, net                     18,800     18,800        11,610     15,927
Total Assets                                  218,624    210,774       235,989    236,511
Accrued payroll and other liabilities          15,781     22,812        16,189     26,580

Accrued income taxes                         1,703        4,510       3,893        3,893
Total current liabilities                  107,067      116,905      86,751       97,142
Accumulated deficit                         33,723       51,026      14,640       24,124
Total shareholders' equity                 106,743       89,055     125,982      116,113

In addition, the financial information presented for 1998 has been restated for the merger with Inframetrics, Inc., which was accounted for as a pooling of interest. See Note 7.

NOTE 3 -- REVENUE RECOGNITION:

Revenue is recognized upon shipment of product to the end customer. Revenues from development contracts are recognized on a percentage of completion basis. Provisions for estimated losses on sales or related receivables are recorded when identified.


NOTE 4 -- NET EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
   Weighted average number of common shares
      outstanding....................................       14,136    11,907
   Assumed exercise of stock options net of
      shares assumed reacquired under the treasury
      stock method...................................           --        --
                                                           -------   -------
   Diluted shares outstanding........................       14,136    11,907
                                                           =======   =======

The effect of stock options for the three months ended March 31, 1999 and 1998, which aggregated 597,000 and 615,000, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.


NOTE 5 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                         March 31,   December 31,
                                                           1999          1998
                                                        ----------   ------------
                                                        (Restated)    (Restated)
Raw material and subassemblies.....................       $ 25,018     $  37,419
Work-in-progress...................................         15,002        12,527
Finished goods.....................................         24,359        22,330
                                                          --------     ---------
                                                            64,379        72,276
Less - progress payments received from
             customers.............................           (312)         (860)
                                                          --------     ---------
                                                          $ 64,067     $  71,416
                                                          ========     =========

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY:


Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                            Accumulated
                                                                Additional                     Other                     Total
                                           Preferred   Common     Paid-in    Accumulated   Comprehensive             Comprehensive
                                             Stock     Stock      Capital      Deficit        Income        Total         Loss
                                           ---------   ------   ----------   -----------   -------------  ---------  -------------
Balance, December 31, 1998...............     $   --    $ 141    $ 142,169    $  (24,124)     $  (2,073)  $ 116,113
Common stock options exercised...........         --       --           68            --             --          68
Net loss for the three month period......         --       --           --       (26,902)            --     (26,902)   $ (26,902)
Foreign translation adjustment...........         --       --           --            --           (224)       (224)        (224)
                                              ------    -----    ---------    ----------      ---------   ---------    ---------
Balance, March 31, 1999..................     $   --    $ 141    $ 142,237    $  (51,026)     $  (2,297)  $  89,055
                                              ======    =====    =========    ==========      =========   =========
Comprehensive loss, three months ended
March 31, 1999..........................                                                                               $ (27,126)
                                                                                                                       =========

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


NOTE 7 - INFRAMETRICS MERGER:

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

In conjunction with the merger, on March 31, 1999, the Company recognized a one-time charge of $23.8 million consisting of a reserve for duplicative inventories of $20.1 million, transaction related costs of $3.2 million and cost to exit activities of $0.5 million.

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

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                                        FLIR      Inframetrics
                                                      --------    ------------
     Revenue........................................  $ 25,171       $ 13,650
                                                      --------       --------
     Net (loss) earnings............................  $ (3,279)      $    177
                                                      ========       ========


NOTE 8 - SEGMENT INFORMATION:

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

Operating segment information including revenue and gross profit are as follows (in thousands):

                                    Three Months Ended March 31,
                         -------------------------------------------------
                                 1999                      1998
                              (Restated)
                         ----------------------    -----------------------
                                         Gross                      Gross
                          Revenue       Profit       Revenue       Profit
                          -------      --------     ---------     --------
Commercial.........       $27,986       $ 4,628      $ 28,043     $ 13,974
Government.........        10,835        (4,634)       12,061        6,528
                          -------       -------      --------     --------
Total..............       $38,821       $    (6)     $ 40,104     $ 20,502
                          =======       =======      ========     ========

All longed-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                                    March 31,   December 31,
                                                       1999         1998
                                                    ---------   ------------
United States....................................    $ 19,432       $ 18,577
Europe...........................................       7,275          8,198
                                                     --------       --------
                                                     $ 26,707       $ 26,775
                                                     ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Restatement of financial statements. In March 2000 the Company determined that it was necessary to revise its 1998 financial statements and its interim 1999 financial statements. The restatement was required because of incorrect consolidation of the Company's subsidiary information, inaccurate inventory valuation, insufficient accruals of commission expense and the inadequate accumulation and misclassification of certain subsidiary costs. As a result of these matters, certain costs and allowances were either not accrued or not recorded correctly during the appropriate periods.

In addition, in December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. In April 2000, in connection with the audit of the Company's financial statements and in light of the focus on revenue recognition issues resulting from the issuance of SAB 101, the Company re-examined its historical application of generally accepted accounting principles relating to revenue recognition and the terms underlying certain transactions where title and the risks of ownership had transferred to the buyer, but physical delivery to the buyer had not occurred (bill and hold transactions). As a result of this review, the Company modified its historical revenue recognition policy with respect to those bill and hold transactions.

In view of the cumulative effect of the unrecorded adjustments for costs and allowances, and the bill and hold revenue matters, the Company restated its retained earnings for 1997 as a result of the revenue recognition matters, its annual and fourth quarter consolidated financial statements for 1998 and its quarterly consolidated financial statements for the first three quarters of 1999. The financial statements and related notes set forth in this Form 10-Q/A and all amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations reflect all such restatements, including changes to the tax provision for all periods presented.

In addition, as a result of the merger with Inframetrics which was accounted for as a pooling of interests (See Note 7), the financial statements and all amounts included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for all periods presented have been restated to reflect combined operations and financial position for all such periods. Such restatements had no effect on previously reported separate results of operations or shareholders' equity.

     Revenue. The Company's revenue for the three months ended March 31, 1999 decreased 3.2%, from $40.1 million in the first quarter of 1998 to $38.8 million in the first quarter of 1999. Commercial revenue remained flat at $28.0 million primarily due to disruptions encountered in the distribution channel as a result of the four-month delay in consummating the merger with Inframetrics caused by the delayed approval of the transaction from the Department of Justice. This delay created uncertainty in the Company's customer base and management believes that many orders that would have been placed in the first quarter of 1999 were delayed until the merger was completed and the surviving product lines were identified.

Revenue from the sale of systems to the government market decreased 10.7%, from $12.1 million in the first quarter of 1998 to $10.8 million in the first quarter of 1999. The decline in government revenue was primarily due to issues encountered by agencies of the U.S. Government and other NATO countries in obtaining release of 1999 procurement funds due to the funding uncertainties caused by the NATO campaign in Kosovo, and the continued depressed economic conditions in several international markets.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue for the quarter ended March 31, 1999, revenue from the sale of imaging systems to the commercial market constituted 72.1% and revenue from the sale of government imaging systems constituted 27.9%, compared to 70.0% for the commercial market and 30.0% for the government market for the first quarter of 1998.

Revenue from sales outside the United States increased as a percentage of total revenue from approximately 32.7% to approximately 39.1% for the quarters ended March 31, 1998 and 1999, respectively.

     Gross profit. As a percentage of revenue, gross profit decreased from 51.1% in the first quarter of 1998 to approximately breakeven in the first quarter of 1999. The primary reason for this significant decline was the inclusion in cost of goods sold for the three months ended March 31, 1999 of a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue increased slightly from 51.1% to 52.0% for the quarters ended March 31, 1998 and 1999, respectively.

     Research and development. Research and development expense as a percentage of revenue increased from 16.2% to 18.0% for the three months ended March 31, 1998 and 1999, respectively. In absolute dollar terms, research and development expense increased from $6.5 million in the first quarter of 1998 to $7.0 million in the first quarter of 1999, primarily due to the increased engineering efforts related to the introduction of new products including the FireFLIR, UltraMedia LE and UltraMedia III, as well as on-going new product development and existing product enhancements. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first quarter than on a full year basis.

     Selling and other operating costs. Selling and other operating costs as a percentage of revenue increased from 32.3% in the first quarter of 1998 to 38.8% in the first quarter of 1999. In absolute dollar terms, selling and other operating costs increased from $13.0 million to $15.1 million for the quarters ended March 31, 1998 and 1999, respectively. The increase in absolute dollar terms was due to the costs related to increased personnel as part of the continued shift from a primarily representative based sales force to a more direct sales force and increased personnel required for new markets, primarily the fire-fighting market. Selling and other operating costs are expected to continue to increase in absolute dollar terms, however, as a percentage of revenue they are expected to decline throughout 1999.

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

In conjunction with the merger, during the quarter ended March 31, 1999, the Company recorded a one-time charge of $23.8 million. The charge consisted of a $20.1 million inventory reserve due to the creation of duplicative product lines, which is included in cost of goods sold, and

$3.7 million of transaction related costs, which are included in combination costs, a separate line in operating costs. These charges and related reserves are more fully discussed in Note 7 to the consolidated financial statements.

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

     Income taxes. No tax benefit was provided for the quarter ended March 31, 1999 compared to an effective tax rate of 163.5% experienced in first quarter of 1998. The lack of tax benefit in the first quarter of 1999 and the large effective tax rate in the first quarter of 1998 were primarily due to the fact that certain foreign subsidiaries had taxable income while the combined entities had a net loss.

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

Accounts receivable decreased from $84.4 million at December 31, 1998 to $62.5 million at March 31, 1999. The decrease in receivables was primarily due to the greater percentage of total receivables that represent sales to commercial customers that typically have a shorter collection cycle than sales to government customers.

Inventories decreased from $71.4 million at December 31, 1998 to $64.1 million at March 31, 1999. Although inventories decreased during the quarter, this decrease reflects the recording of a $20.1 million inventory reserve for duplicative product lines created by the merger with Inframetrics. Without this write-off, inventories would have increased caused by the build-up of finished goods in anticipation of shipments to government customers that were delayed in the first quarter, build-up of inventory for FireFLIR systems in anticipation of deliveries of this new product and build up of finished goods in anticipation of sales of products during the balance of 1999 as part of the Company's plan to reduce component inventories.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $1.5 million and $3.1 million for the quarters ended March 31, 1999 and 1998, respectively. The Company has commitments for approximately $6.5 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 issues and has expended approximately $4.5 million to date.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits.

         Number          Description
        --------         -------------------------------------------------------

           2.1 Merger Agreement dated as of March 19, 1999 by and among FLIR Systems, Inc., Inframetrics, Inc., Irabu Acquisition Corporation and the Shareholders of Inframetrics, Inc. (Incorporated by reference to Current Report on Form 8-K filed on April 14, 1999)

          10.1 Shareholders Agreement dated as of March 19, 1999 by and among FLIR Systems, Inc., Inframetrics, Inc., and the Shareholders of Inframetrics, Inc. (Incorporated by reference to Current Report on Form 8-K filed on April 14, 1999)

          27.1 Restated Financial Data Schedule for the three months end March 31, 1999

  (b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLIR SYSTEMS, INC.


Date   May 3, 2000            /s/  Stephen M. Bailey
     ---------------          -------------------------
                              Stephen M. Bailey
                              Sr. Vice President, Finance and Chief Financial
                              Officer
                              (Principal Accounting and Financial
                              Officer and Duly Authorized Officer)