Form 10-Q/A
period 1999-06-30
FLIR SYSTEMS INC
filed 2000-05-03
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                  FORM 10-Q/A
                      ________   AMENDMENT NO. 1__________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No ____.
                                          -----

At June 30, 1999, there were 14,256,996 shares of the Registrant's common stock, $0.01, par value, outstanding.

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed by the Registrant on August 16, 1999, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement."). The Restatement reflects corrections of accounting for certain costs and allowances that were either not accrued or not recorded correctly during the appropriate periods and modification of the Registrant's historical revenue recognition policy for certain transactions. A discussion of the Restatement and a summary of the effects of the Restatement are presented in Note 2 to the Condensed Consolidated Financial Statements.


                                     INDEX

                        PART I.  FINANCIAL INFORMATION

     Item 1.       Financial Statements

                   Consolidated Statement of Operations -- Three Months
                   and Six Months Ended June 30, 1999 and 1998.................      3

                   Consolidated Balance Sheet -- June 30, 1999 and
                   December 31, 1998...........................................      4

                   Consolidated Statement of Cash Flows -- Six Months
                   Ended June 30, 1999 and 1998................................      5

                   Notes to the Consolidated Financial Statements..............      6

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................     12

                          PART II.  OTHER INFORMATION

     Item 2.       Changes in Securities.......................................     18

     Item 4.       Submission of Matters to a Vote of Shareholders.............     18

     Item 6.       Exhibits and Reports on Form 8-K............................     18

                   Signatures..................................................     20

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                                   -------------------------             -------------------------
                                                      1999            1998                  1999           1998
                                                   ---------       ---------             ----------     ----------
                                                   (Restated)      (Restated)            (Restated)     (Restated)
Revenue:
    Commercial................................       $27,245         $33,604               $ 55,231        $61,647
    Government................................        19,071          15,793                 29,906         27,854
                                                    ---------      ---------             ----------     ----------
        Total revenue.........................        46,316          49,397                 85,137         89,501

Cost of goods sold............................        21,571          22,199                 60,398         41,801
Research and development......................         6,836           7,025                 13,813         13,518
Selling and other operating costs.............        14,861          14,516                 29,918         27,487
Combination costs.............................           974              --                  4,628             --
                                                    ---------      ---------             ----------     ----------
                                                      44,242          43,740                108,757         82,806

   Earnings (loss) from operations............         2,074           5,657                (23,620)         6,695

Interest income...............................            --             102                     18            465
Interest expense and other....................          (777)         (1,198)                (2,003)        (2,673)
                                                    ---------      ---------             ----------     ----------

   Earnings (loss) before income taxes........         1,297           4,561                (25,605)         4,487

Provision for income taxes....................           367           1,128                    367          1,249
                                                    ---------      ---------             ----------     ----------

Net earnings (loss)...........................       $   930         $ 3,433               $(25,972)       $ 3,238
                                                    =========      =========             ==========     ==========
Net earnings (loss) per share
     Basic....................................       $  0.07         $  0.29               $  (1.83)       $  0.27
                                                    =========      =========             ==========     ==========
     Diluted..................................       $  0.06         $  0.27               $  (1.83)       $  0.26
                                                    =========      =========             ==========     ==========


  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                    ASSETS

                                                                           June 30,                 December 31,
                                                                             1999                      1998
                                                                          -----------               ------------
                                                                          (Unaudited)                (Restated)
                                                                          (Restated)
Current assets:
    Cash and cash equivalents..........................................      $  5,436                  $  4,793
    Accounts receivable, net...........................................        60,181                    84,442
    Inventories........................................................        71,972                    71,416
    Prepaid expenses...................................................        10,247                     6,061
    Deferred income taxes..............................................         6,776                     6,776
                                                                          -----------              ------------
        Total current assets...........................................       154,612                   173,488
Property and equipment, net............................................        26,989                    26,775
Software development costs, net........................................           367                       488
Deferred income taxes, net.............................................        16,940                    15,927
Intangible assets, net.................................................        15,396                    15,936
Other assets...........................................................         3,559                     3,897
                                                                          -----------              ------------
                                                                             $217,863                  $236,511
                                                                          ===========              ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable......................................................      $ 68,158                  $ 39,958
    Accounts payable...................................................        32,509                    24,031
    Accrued payroll and other liabilities..............................        16,373                    26,580
    Accrued income taxes...............................................         4,778                     3,893
    Current portion of long-term debt..................................           791                     2,680
                                                                          -----------              ------------
        Total current liabilities......................................       122,609                    97,142

Long-term debt.........................................................           798                    19,296
Pension liability......................................................         3,833                     3,960

Commitments and contingencies..........................................            --                        --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      no shares issued at June 30, 1999, and December 31, 1998.........            --                        --
    Common stock, $0.01 par value, 30,000,000 shares authorized,
      14,256,996 and 14,133,403 shares issued at June 30, 1999,
      and December 31, 1998, respectively..............................           142                       141
    Additional paid-in capital.........................................       142,388                   142,169
    Accumulated deficit................................................       (50,096)                  (24,124)
     Cumulative foreign translation adjustment.........................        (1,811)                   (2,073)
                                                                          -----------              ------------
        Total shareholders' equity.....................................        90,623                   116,113
                                                                          -----------              ------------
                                                                             $217,863                  $236,511
                                                                          ===========              ============


  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                Six Months Ended June 30,
                                                                             --------------------------------
                                                                                 1999               1998
                                                                             --------------    --------------
                                                                               (Restated)        (Restated)
Cash used by operations:
    Net (loss) earnings...................................................       $(25,972)           $  3,238
    Income charges not affecting cash:
        Depreciation......................................................         3,453                2,936
        Amortization......................................................         1,175                1,443
        Disposals and write-offs of property and equipment................           471                  165
        Deferred income taxes.............................................        (1,013)                 146
    Changes in certain assets and liabilities:
        Decrease (increase) in accounts receivable........................        24,261               (1,457)
        (Increase) in inventories.........................................          (556)              (7,246)
        Decrease (increase) in prepaid expenses...........................        (4,186)                 202
        Decrease in other assets..........................................           230                  133
        Increase in accounts payable......................................         8,478                2,614
        Decrease in accounts payable to related parties...................            --               (1,198)
        Decrease in accrued payroll and other liabilities.................       (10,207)             (13,272)
        Increase in accrued income taxes..................................           885                  807
                                                                                --------             --------
    Cash used by operating activities.....................................        (2,981)             (11,489)
                                                                                --------             --------
Cash used by investing activities:
    Additions to property and equipment...................................        (4,544)              (6,838)
    Software development costs............................................            --                 (239)
                                                                                --------             --------
 Cash used by investing activities........................................        (4,544)              (7,077)
                                                                                --------             --------
Cash provided by financing activities:
    Net increase in notes payable.........................................        28,200               14,152
    Proceeds from long term debt..........................................            --                  567
    Repayment of long term debt including current portion.................       (20,387)                (896)
    (Decrease) increase in pension liability..............................          (127)                  25
    Proceeds from exercise of stock options...............................           220                1,145
    Common stock issued pursuant to stock option plans....................            --                  969
                                                                                --------             --------
    Cash provided by financing activities.................................         7,906               15,962
                                                                                --------             --------
Effect of exchange rate changes on cash...................................           262                 (821)
                                                                                --------             --------
Net increase (decrease) in cash and cash equivalents......................           643               (3,425)
Cash and cash equivalents, beginning of period............................         4,793                7,545
                                                                                --------             --------
Cash and cash equivalents, end of period..................................      $  5,436             $  4,120
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

A summary of the impact of the restatements for the three and six month periods ended June 30, 1999 and as of June 30, 1999 and December 31, 1998 follows (in millions except per share amounts):


Results of Operations
---------------------

                                                         Three Months Ended                 Six Months Ended
                                                           June 30, 1999                     June 30, 1999

                                                   ----------------------------------------------------------------
                                                     Previously             As        Previously           As
                                                      Reported           Restated      Reported          Restated
Revenue:
     Commercial                                         $28,652           $27,245       $ 56,288          $ 55,231
     Government                                          13,550            19,071         20,352            29,906
                                                        -------           -------       --------          --------
                                                         42,202            46,316         76,640            85,137

Cost of goods sold                                       16,702            21,571         50,056            60,398
Research and development                                  6,836             6,836         13,813            13,813
Selling and other operating costs                        13,437            14,861         28,294            29,918
Combination cost                                             --               974          6,110             4,628
                                                        -------           -------       --------          --------
                                                         36,975            44,242         98,273           108,757

     Earnings (loss) from operations                      5,227             2,074        (21,633)          (23,620)

Interest income                                              --                --             18                18
Interest expense and other                               (1,039)             (777)        (2,265)           (2,003)
                                                        -------           -------       --------          --------

     Earnings (loss) before income taxes                  4,188             1,297        (23,880)          (25,605)

Provision (benefit) for income taxes                      1,343               367         (7,642)              367
                                                        -------           -------       --------          --------

Net earnings (loss)                                     $ 2,845           $   930       $(16,238)         $(25,972)

Net earnings (loss) per share:
     Basic                                              $  0.20           $  0.07       $  (1.15)         $  (1.83)
                                                        =======           =======       ========          ========
     Diluted                                            $  0.20           $  0.06       $  (1.15)         $  (1.83)
                                                        =======           =======       ========          ========

Financial Position
------------------

                                          ---------------------------------------------------------------
                                                  June 30, 1999                   December 31, 1998
                                          ---------------------------------------------------------------
                                           Previously            As          Previously            As
                                            Reported          Restated        Reported          Restated
                                          -----------         --------       ----------        ----------
Accounts receivable, net                     $ 68,075         $ 60,181         $ 91,202         $ 84,442
Inventories                                    76,171           71,972           70,312           71,416
Prepaid expenses                               10,247            9,759            6,061            6,061
Total current assets                          166,847          154,612          179,144          173,488
Property and equipment, net                    27,189           26,989           26,775           26,775
Deferred income taxes, net                     16,940           16,940            9,749           15,927
Total Assets                                  230,298          217,863          235,989          236,511
Accrued payroll and other liabilities          11,685           16,373           16,189           26,580
Accrued income taxes                            2,947            4,778            3,893            3,893
Total current liabilities                     115,441          122,609           86,751           97,142
Accumulated deficit                            30,493           50,096           14,255           24,124
Total shareholders' equity                    110,226           90,623          125,982          116,113

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                         Three Months           Six Months Ended
                                                        Ended June 30,              June 30,
                                                    ----------------------    ---------------------
                                                      1999          1998        1999         1998
                                                    --------      --------    --------     --------
Weighted average number of common shares
   outstanding....................................    14,197        12,021      14,163       11,964
Assumed exercise of stock options net of
   shares assumed reacquired under the treasury
   stock method...................................       274           592          --          603
                                                    --------        ------      ------       ------
Diluted shares outstanding........................    14,471        12,613      14,163       12,567
                                                    ========        ======      ======       ======

The effect of stock options for the six months ended June 30, 1999, which aggregated 340,000 shares have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

NOTE 5 -- INVENTORIES:

Inventories consist of the following (in thousands):


                                                                June 30,                   December 31,
                                                                  1999                        1998
                                                                ---------                  ------------
                                                                (Restated)                  (Restated)
Raw material and subassemblies................................    $36,878                     $37,419
Work-in-progress..............................................     18,165                      12,527
Finished goods................................................     18,343                      22,330
                                                                  -------                     -------
                                                                   73,386                      72,276
Less - progress payments received from
             Customers........................................     (1,414)                       (860)
                                                                  -------                     -------
                                                                  $71,972                     $71,416
                                                                  =======                     =======

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):


                                                                                            Accumulated
                                                                Additional                      Other                     Total
                                             Preferred  Common    Paid-in     Accumulated   Comprehensive             Comprehensive
                                               Stock    Stock    Capital       Deficit         Income         Total       Loss
                                             ---------  ------  ----------    -----------   -------------   -------   -------------
Balance, December 31, 1998.................  $      --    $141   $142,169       $(24,124)         $(2,073)  $116,113

Common stock options exercised.............         --       1        219             --               --        220
Net loss for the six month period..........         --      --         --        (25,972)              --    (25,972)      $(25,972)
Foreign translation adjustment.............         --      --         --             --              262        262            262
                                             ---------  ------  ---------     ----------         --------   --------       --------
Balance, June 30, 1999.....................  $      --    $142   $142,388       $(50,096)         $(1,811)  $ 90,623
                                             =========  ======  =========     ==========         ========   ========
Comprehensive loss,  six months ended
 June 30, 1999.............................                                                                                $(25,710)
                                                                                                                           ========

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

In conjunction with the merger, on March 31, 1999, the Company recognized a one-time charge of $23.8 million consisting of a reserve for duplicative inventories of $20.1 million, transaction related costs of $3.2 million and cost to exit activities of $0.5 million. During the three months ended June 30, 1999 the Company incurred an additional charge of $1.0 million for cost to exit activities.

The inventory reserve relates to duplicative product lines created by the merger and is included in cost of goods sold. The Company intends to write-off and dispose of the related inventories throughout 1999. There were no disposals or write-offs recognized through June 30, 1999.

The transaction related costs consisted of investment advisor fees, legal and fees and other direct transaction costs. Such costs are included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative facilities in the United Kingdom, Germany and France. The related reserve is recorded in accrued payroll and other liabilities on the balance sheet. Preliminary shutdown plans have been identified and activities related to the shutdown of these facilities has begun. It is expected that the shutdown of these facilitates will be completed by December 31, 1999. Such costs are also included in combination costs. As of June 30, 1999 the Company has paid $4.0 million of the transaction related costs and costs to exit activities.

The following reconciles revenue and net earnings previously reported to the restated information presented in the consolidated financial statements:

                                                                            1998
                                                         -----------------------------------------
                                                             Three Months        Six Months Ended
                                                            Ended June 30,           June 30,
                                                         -------------------   -------------------
Revenue:
  Previously reported..................................   $           35,072    $           62,771
  Inframetrics.........................................               14,325                26,730
                                                         -------------------   -------------------
  Restated.............................................   $           49,397    $           89,501
Net earnings:
  Previously reported..................................   $            2,755    $            3,045
  Inframetrics.........................................                  678                   193
                                                         -------------------   -------------------
  Restated.............................................   $            3,433    $            3,238
                                                         ===================   ===================

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

Operating segment information including revenue and gross profit are as follows (in thousands):

                                           Six Months Ended June 30,
                                    ----------------------------------------
                                            1999                 1998
                                    --------------------   -----------------
                                                  Gross               Gross
                                    Revenue       Profit   Revenue    Profit
                                    -------      -------   -------   -------

Commercial....................      $55,231      $19,689   $61,647   $31,728
Government....................       29,906        5,677    27,854    15,972
                                    -------      -------   -------   -------
Total.........................      $85,137      $24,739   $89,501   $47,700
                                    =======      =======   =======   =======

All longed-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                                            June 30,           December 31,
                                                              1999                1998
                                                            --------           ------------
United States........................................        $19,114              $18,577
Europe...............................................          7,875                8,198
                                                             -------              -------
                                                             $26,989              $26,775
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

   Revenue. The Company's revenue for the three months ended June 30, 1999 decreased 6.3%, from $49.4 million in the second quarter of 1998 to $46.3 million in the second quarter of 1999. Commercial revenue decreased 19.0% from $33.6 million in the second quarter of 1998 to $27.2 million in the second quarter of 1999. The decrease in commercial revenue was primarily due to uncertainty in the Company's customer base as a result of the March 30, 1999 merger with Inframetrics. Management believes that many orders that would have been placed in the early portion of the second quarter of 1999 were delayed until the surviving product lines were identified. Based on improved order rates experienced in the latter part of the second quarter, management believes such concerns have been resolved.

Revenue from the sale of systems to government customers increased 20.9% to $19.1 million in the second quarter of 1999 compared with $15.8 million in the second quarter of 1998. The increase in government revenue was primarily due to higher deliveries of the SAFIRE family of airborne products, particularly the StarSAFIRE system that began shipments. Higher deliveries of the MilCAM, a hand held surveillance product, also added to the increase of government sales compared to the second quarter of 1998.

Revenue for the six months ended June 30, 1999 decreased 4.9%, from $89.5 million in the first half of 1998 to $85.1 million in the first half of 1999. Commercial revenue for the six months ended June 30, 1999 decreased 10.4% from $61.6 million in the first half of 1998 to $55.2 million in first half of 1999. The decrease in commercial revenue was primarily due to disruptions encountered in the distribution channel as a result of the four-month delay in consummating the merger with Inframetrics caused by the delayed approval of the transaction from the Department of Justice. This delay created uncertainty in the Company's customer base and management believes that many orders that would have been placed in the first six months of 1999 were delayed until the merger was completed and the surviving product lines were identified.

Revenues from the sale of systems to government customers for the six months ended June 30, 1999 totaled $29.9 million, an increase of 7.2% from the $27.9 million in revenue generated in the first half of 1998. The increase in government revenue was primarily due to higher deliveries of the SAFIRE family of airborne products, particularly the StarSAFIRE system that began shipments. Higher deliveries of the MilCAM, a hand held surveillance product, also added to the increase of government sales compared to the first half of 1998. The impact of increased deliveries of these products on government revenues in the first half of 1999 was offset somewhat by issues encountered primarily in the first quarter and the early portion of the second quarter by agencies of the U.S. Government and other NATO countries in obtaining release of 1999 procurement funds due to the funding uncertainties caused by the NATO campaign in Kosovo, and the continued depressed economic conditions in several international markets.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue, commercial revenue for the second quarter of 1999 decreased to 58.8% as compared to 68.0% in the second quarter of 1998. For the six months ended June 30, 1999, commercial revenue declined to 64.9% of total revenue, as compared to 68.9% for the first six months of 1998.

Revenue from sales outside the United States decreased as a percentage of total revenue from approximately 42.3% to approximately 40.5% for the quarters ended June 30, 1998 and 1999, respectively. For the first half of 1999, revenue from sales outside the United States constituted 39.8% of total revenue, as compared to 38% for the first half of 1998. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

   Gross profit.    As a percentage of revenue, gross profit decreased from
55.1% in the second quarter of 1998 to 53.4% in the second quarter of 1999. The decline in gross profit as a percentage of revenue was principally attributable to lower than expected production and delivery volumes resulting in excess manufacturing costs that were not fully absorbed into the products.

As a percentage of revenue, gross profit decreased from 53.3% to 29.1% for the six- month periods ended June 30, 1998 and 1999, respectively. The primary reason for this significant decline was the inclusion in cost of goods sold for the six month period ended June 30, 1999 of a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have decreased from 53.3% to 52.7% for the six months ended June 30, 1998 and 1999, respectively. This decline in gross profit as a percentage of revenue was principally attributable to lower than expected production and delivery volumes resulting in excess manufacturing costs that were not fully absorbed into the products.

   Research and development. Research and development expense for the quarter decreased 2.7%, from $7.0 million for the second quarter of 1998 to $6.8 million for the second quarter of 1999. As a percentage of revenue, research and development expense increased from 14.2% to 14.8% for the three months ended June 30, 1998 and 1999. In absolute dollar terms, the decrease in research and development expense was primarily due to cost control efforts and efficiencies realized as a result of the Inframetrics transaction.

Research and development expense increased 2.2% for the six months ended June 30, 1999, from $13.5 million in the first half of 1998 to $13.8 million in the first half of 1999. As a percentage of revenue, research and development expense increased from 15.1% to 16.2% for the six months ended June 30, 1998 and 1999, respectively. In absolute dollar terms, the increase in research and development expense was primarily due to engineering efforts related to the introduction of new products including the FireFLIR, UltraMedia LE and UltraMedia III, as well as on-going new product development and existing product enhancements. This increase was mitigated by increased cost control efforts and efficiencies realized as a result of the Inframetrics transaction. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first quarter than on a full year basis.

   Selling and other operating costs. Selling and other operating costs for the quarter increased slightly, from $14.5 million for the second quarter of 1998 to $14.9 million for the second quarter of 1999. As a percentage of revenue, selling and other operating costs increased from 29.4% to 32.1% for the three months ended June 30, 1998 and 1999, respectively.

Selling and other operating costs increased 8.8% for the six months ended June 30, 1999, from $27.5 million in the first half of 1998 to $29.9 million in the first half of 1999. As a percentage of revenue, selling and other operating costs increased from 30.7% to 35.1% for the six months ended June 30, 1998 and 1999, respectively. The increase in absolute dollar terms resulted from expense increases due to anticipated higher volumes of business and increased commission
expense.   Selling and other operating costs are expected to continue to increase in absolute dollar terms, however, as a percentage of revenue they are expected to decline throughout 1999.

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

In conjunction with the merger, during the quarter ended March 31, 1999, the Company recorded a one-time charge of $23.8 million. The charge consisted of a $20.1 million inventory reserve due to the creation of duplicative product lines, which is included in cost of goods sold, and $3.7 million of transaction related costs, which are included in combination costs, a separate line in operating costs. During the three months ended June 30, 1999 the Company incurred additional charges of $1.0 million for transaction related costs. These charges and related reserves are more fully discussed in Note 7 to the consolidated financial statements.

   Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, foreign currency transaction gains and losses and miscellaneous bank charges. The decrease from $1.2 million for the second quarter of 1998 to $0.8 million for the second quarter of 1999, and the decrease from $2.7 million in the first half of 1998 to $2.0 in the first half of 1999 were primarily due to lower interest rates and favorable exchange gains.

   Income taxes. The provision for income taxes for the three months ended June 30, 1999 resulted in an effective tax rate of 28.3% compared to 24.7% for the second quarter of 1998 The Company's effective tax rate is substantially below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

For the six months ended June 30. 1999, the Company recorded an income tax provision of $0.4 million despite having a pre-tax loss of $25.6 million. The lack of tax benefit in the first half of 1999 was primarily due to the fact that certain foreign subsidiaries had taxable income while the combined entities had a net loss. For the six months ended June 30, 1998, the Company's effective tax rate was 27.8%.

Liquidity and Capital Resources

At June 30, 1999, the Company had short- term borrowings net of cash on hand of $62.7 million compared to $60.9 million at March 31, 1999 and compared to $35.2 million at December 31, 1998. The increase in short-term borrowings during the six months ended June 30, 1999, was principally caused by the repayment of Inframetrics' existing long-term debt that aggregated $19.3 million at December 31, 1998 and continued high levels of inventories.

At June 30, 1999, the Company had inventories on hand of $72.0 million compared to $71.4 million at December 31, 1998. Despite a $20.1 million inventory reserve recorded in the first quarter of this year for duplicative product lines created by the merger with Inframetrics, inventories have increased due to the build-up of component inventory in anticipation of shipments to government customers during the last six months of 1999 and build-up of component inventory for FireFLIR systems in anticipation of deliveries of this new product.

At June 30, 1999, the Company had accounts receivable in the amount of $60.2 million compared to $84.4 million at December 31, 1998. The decrease in the level of accounts receivable was primarily due to decreased shipments during the first six months of 1999. Days sales outstanding decreased from 146 at March 31, 1999 to 129 at June 30, 1999.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.5 million and $6.8 million for the six months ended June 30, 1999 and 1998, respectively. The Company has budgeted for approximately $7.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 and other issues and has expended approximately $5.5 million to date.

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

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's annual shareholders' meeting was held on Tuesday, June 2, 1999, at which the following actions were taken by a vote of the shareholders:

     1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                                         Vote
                                            --------------------------------
                                                                 Withhold          Term
             Director                          For               Authority        Ending
          ----------------                  ----------           ---------        ------
          Robert P. Daltry                  11,718,325           1,181,085          2002
          John C. Hart                      11,717,810           1,181,600          2002

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

          10.2 Form of Agreement Amending Executive Employment Agreement dated as of January 30, 1999 amending Executive Employment Agreement of Robert P. Daltry, J. Kenneth Stringer III, James A. Fitzhenry, J. Mark Samper, William N. Martin, Arne Almerfors and David Smith.
               (1)

          27.1 Restated Financial Data Schedule
          27.2 Restated Financial Data Schedule for the year ended December 31, 1998. (1)
          27.3 Restated Financial Data Schedule for the year ended December 31, 1999. (1)
          _______
          (1) Filed with and incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 16, 1999.

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

     3. The Company filed a current report on Form 8-K, dated June 3, 1999, reporting under Item 5, results of operations for the one- month ended April 30, 1999 representing 30 days of combined operations of the Company and Inframetrics, Inc.

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


                                 FLIR SYSTEMS, INC.


Date    May 3, 2000              /s/  Stephen M. Bailey
     ---------------             ----------------------
                                 Stephen M. Bailey
                                 Sr. Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial
                                 Officer and Duly Authorized Officer)