Form 10-Q/A
period 1999-09-30
FLIR SYSTEMS INC
filed 2000-05-03
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                  FORM 10-Q/A
                     ________   AMENDMENT NO. 2__________

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed by the Registrant on May November 15, 1999, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement."). The Restatement reflects corrections of accounting for certain costs and allowances that were either not accrued or not recorded correctly during the appropriate periods and modification of the Registrant's historical revenue recognition policy for certain transactions. A discussion of the Restatement and a summary of the effects of the Restatement are presented in Note 2 to the Condensed Consolidated Financial Statements.


                                     INDEX

                         PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statement of Operations -- Three Months
               and Nine Months Ended September 30, 1999 and 1998.........     3

               Consolidated Balance Sheet - September 30, 1999 and
               December 31, 1998.........................................     4

               Consolidated Statement of Cash Flows - Nine Months
               Ended September 30, 1999 and 1998.........................     5

               Notes to the Consolidated Financial Statements............     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................    12


                          PART II. OTHER INFORMATION

     Item 2.   Changes in Securities.....................................    18

     Item 6.   Exhibits and Reports on Form 8-K..........................    18

               Signatures................................................    19

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                          -------------------------      -------------------------
                                             1999           1998            1999           1998
                                          ----------     ----------      ----------     ----------
                                          (Restated)     (Restated)      (Restated)     (Restated)
Revenue:
    Commercial............................  $ 35,624      $ 37,627        $  90,855      $  99,274
    Government............................    17,515        18,386           47,421         46,240
                                            --------      --------        ---------      ---------
        Total revenue.....................    53,139        56,013          138,276        145,514

Cost of goods sold........................    23,370        26,705           83,768         68,506
Research and development..................     6,354         6,334           20,167         19,852
Selling and other operating costs.........    13,966        14,089           43,884         41,576
Combination costs.........................       524            --            5,152             --
                                            --------      --------        ---------      ---------
                                              44,214        47,128          152,971        129,934

   Earnings (loss) from operations........     8,925         8,885          (14,695)        15,580

Interest income...........................        --           250               18            715
Interest expense and other................    (1,576)         (865)          (3,579)        (3,538)
                                            --------      --------        ---------      ---------

   Earnings (loss) before income taxes....     7,349         8,270          (18,256)        12,757

Provision for income taxes................     1,170         2,539            1,537          3,788
                                            --------      --------        ---------      ---------

Net earnings (loss).......................  $  6,179      $  5,731        $ (19,793)     $   8,969
                                            ========      ========        =========      =========

Net earnings (loss) per share
     Basic................................  $   0.43      $   0.41        $   (1.39)     $    0.71
                                            ========      ========        =========      =========
     Diluted..............................  $   0.43      $   0.40        $   (1.39)     $    0.68
                                            ========      ========        =========      =========

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
              (In thousands, except share and per share amounts)

                                        ASSETS
                                                                      September 30,    December 31,
                                                                          1999             1998
                                                                      -------------    ------------
                                                                       (Unaudited)      (Restated)
                                                                        (Restated)
Current assets:
    Cash and cash equivalents.......................................     $   4,140        $   4,793
    Accounts receivable, net........................................        69,231           84,442
    Inventories.....................................................        68,258           71,416
    Prepaid expenses................................................         7,895            6,061
    Deferred income taxes...........................................         6,776            6,776
                                                                         ---------        ---------
        Total current assets........................................       156,300          173,488
Property and equipment, net.........................................        28,229           26,775
Software development costs, net.....................................           282              488
Deferred income taxes, net..........................................        16,940           15,927
Intangible assets, net..............................................        15,105           15,936
Other assets........................................................         3,578            3,897
                                                                         ---------        ---------
                                                                         $ 220,434        $ 236,511
                                                                         =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable...................................................     $  68,317        $  39,958
    Accounts payable................................................        24,236           24,031
    Accrued payroll and other liabilities...........................        17,954           26,580
    Accrued income taxes............................................         5,070            3,893
    Current portion of long-term debt...............................         1,239            2,680
                                                                         ---------        ---------
        Total current liabilities...................................       116,816           97,142

Long-term debt......................................................         1,702           19,296
Pension liability...................................................         4,007            3,960
Commitments and contingencies.......................................            --               --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      no shares issued at September 30, 1999, and
      December 31, 1998.............................................            --               --
    Common stock, $0.01 par value, 30,000,000 shares authorized,
      14,347,766 and 14,133,403 shares issued at September 30,
      1999, and December 31, 1998, respectively.....................           144              141
    Additional paid-in capital......................................       142,980          142,169
    Accumulated deficit.............................................       (43,917)         (24,124)
    Accumulated other comprehensive loss............................        (1,298)          (2,073)
                                                                         ---------        ---------
        Total shareholders' equity..................................        97,909          116,113
                                                                         ---------        ---------
                                                                         $ 220,434        $ 236,511
                                                                         =========        =========

  The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                ------------------------------------
                                                                                   1999                     1998
                                                                                -----------              -----------
                                                                                (Restated)               (Restated)
Cash used by operations:
    Net (loss) earnings....................................................      $  (19,793)             $     8,969
    Income charges not affecting cash:
        Depreciation.......................................................           4,854                    4,599
        Amortization.......................................................           2,041                    1,934
        Disposals and write-offs of property and equipment.................             471                      265
        Deferred income taxes..............................................          (1,013)                      (6)
    Changes in certain assets and liabilities:
        Decrease (increase) in accounts receivable.........................          15,211                  (19,200)
        Decrease (increase) in inventories.................................           3,158                   (7,899)
        Increase in prepaid expenses.......................................          (1,834)                    (354)
        Decrease in other assets...........................................             157                      103
        Increase (decrease) in accounts payable............................             205                   (5,969)
        Decrease in accounts payable to related parties....................              --                   (6,228)
        Decrease in accrued payroll and other liabilities..................          (8,626)                 (13,252)
        Increase in accrued income taxes...................................           1,177                    1,880
                                                                                 ----------              -----------
    Cash used by operating activities......................................          (3,992)                 (35,158)
                                                                                 ----------              -----------
Cash used by investing activities:
    Additions to property and equipment....................................          (7,621)                 (10,077)
    Software development costs.............................................              --                     (239)
                                                                                 ----------              -----------
Cash used by investing activities..........................................          (7,621)                 (10,316)
                                                                                 ----------              -----------
Cash provided by financing activities:
    Net increase in notes payable..........................................          28,359                   13,072
    Proceeds from long term debt...........................................           1,538                    1,217
    Repayment of long term debt including current portion..................         (20,573)                  (5,684)
    Increase in pension liability..........................................              47                      123
    Proceeds from exercise of stock options................................             814                    1,273
    Common stock issued....................................................              --                   32,676
    Cost of common stock issued............................................              --                     (551)
    Common stock issued pursuant to stock option plans.....................              --                      971
                                                                                 ----------              -----------
    Cash provided by financing activities..................................          10,185                   43,097
                                                                                 ----------              -----------
Effect of exchange rate changes on cash....................................             775                     (697)
                                                                                 ----------              -----------
Net decrease in cash and cash equivalents..................................            (653)                  (3,074)
Cash and cash equivalents, beginning of period.............................           4,793                    7,545
                                                                                 ----------              -----------
Cash and cash equivalents, end of period...................................      $    4,140              $     4,471
                                                                                 ==========              ===========

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

NOTE 2 -- RESTATEMENT:

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

A summary of the impact of the restatements for the three and nine month periods ended September 30, 1999 and as of September 30, 1999 and December 31, 1998 follows (in millions except per share amounts):


Results of Operations
---------------------

                               Three Months Ended    Nine Months Ended
                               September 30, 1999    September 30, 1999
                             -------------------------------------------------
                              Previously      As      Previously         As
                               Reported    Restated    Reported       Restated
Revenue:
     Commercial                  $36,191    $35,624     $ 92,479      $ 90,855
     Government                   18,515     17,515       38,867        47,421
                                 -------    -------     --------      --------
                                  54,706     53,139      131,346       138,276

Cost of goods sold                20,971     23,370       71,027        83,768
Research and development           6,354      6,354       20,167        20,167
Selling and other
 operating costs                  13,241     13,966       41,535        43,884
Combination cost                      --        524        6,110         5,152
                                 -------    -------     --------      --------
                                  40,566     44,214      138,839       152,971

     Earnings (loss) from
      operations                  14,140      8,925       (7,493)      (14,695)

Interest income                       --         --           18            18
Interest expense and other        (1,576)    (1,576)      (3,841)       (3,579)
                                 -------    -------     --------      --------

     Earnings (loss)
      before income taxes         12,564      7,349      (11,316)      (18,256)

Provision (benefit) for
 income taxes                      4,020      1,170       (3,622)        1,537
                                 -------    -------     --------      --------

Net earnings (loss)              $ 8,544    $ 6,179     $ (7,694)     $(19,793)
                                 =======    =======     ========      ========

Net earnings (loss) per
 share:
     Basic                       $  0.60    $  0.43     $  (0.54)     $  (1.39)
                                 =======    =======     ========      ========
     Diluted                     $  0.59    $  0.43     $  (0.54)     $  (1.39)
                                 =======    =======     ========      ========

Financial Position
------------------

                                        -----------------------------------------------------------------------
                                              September 30, 1999                      December 31, 1998
                                        ------------------------------        ---------------------------------
                                         Previously             As              Previously              As
                                          Reported           Restated            Reported            Restated
                                        ------------       -----------        -------------        ------------
Accounts receivable, net                    $ 77,755          $ 69,231             $ 91,202            $ 84,442
Inventories                                   75,119            68,258               70,312              71,416
Prepaid expenses                               7,418             7,895                6,061               6,061
Total current assets                         171,208           156,300              179,144             173,488
Property and equipment, net                   28,429            28,229               26,775              26,775
Deferred income taxes, net                    16,940            16,940                9,749              15,927
Total Assets                                 235,542           220,434              235,989             236,511
Accrued payroll and other liabilities         10,974            17,954               16,189              26,580
Accrued income taxes                           6,089             5,070                3,893               3,893
Total current liabilities                    109,956           116,816               86,751              97,142
Accumulated deficit                           21,949            43,917               14,255              24,124
Total shareholders' equity                   119,877            97,909              125,982             116,113

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                   ------------------            -----------------
                                                     1999      1998                1999      1998
                                                   -------    -------            -------   -------
Weighted average number of common shares
   outstanding.................................     14,311     13,862             14,213    12,604
Assumed exercise of stock options net of
   shares assumed reacquired under the
   treasury stock method.......................        212        407                 --       537
                                                   -------    -------            -------   -------
Diluted shares outstanding.....................     14,523     14,269             14,213    13,141
                                                   =======    =======            =======   =======

The effect of stock options aggregating 297,000 shares have been excluded for purposes of diluted earnings per share for the nine months ended September 30, 1999, since the effect would have been anti-dilutive.


NOTE 5 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                            September 30,   December 31,
                                                1999            1998
                                            -------------   ------------
                                             (Restated)      (Restated)
Raw material and subassemblies..........       $ 36,098       $ 37,419
Work-in-progress........................         17,175         12,527
Finished goods..........................         16,797         22,330
                                               --------       --------
                                                 70,070         72,276
Less - progress payments received from
        Customers.......................         (1,812)          (860)
                                               --------       --------
                                               $ 68,258       $ 71,416
                                               ========       ========

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY:


Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                        Accumulated
                                                              Additional                   Other                       Total
                                         Preferred   Common     Paid-in   Accumulated  Comprehensive               Comprehensive
                                           Stock      Stock     Capital     Deficit        Income        Total          Loss
                                         ---------  --------  ----------  -----------  -------------   ---------   -------------
Balance, December 31, 1998..............    $  --      $ 141   $ 142,169    $ (24,124)      $ (2,073)  $ 116,113

Common stock options exercised..........       --          3         811           --             --         814
Net loss for the nine month period......       --         --          --      (19,793)            --     (19,793)     $ (19,793)
Translation adjustment..................       --         --          --           --            775         775            775
                                            -----      -----   ---------    ---------       --------   ---------      ---------
Balance, September 30, 1999.............    $  --      $ 144   $ 142,980    $ (43,917)      $ (1,298)  $  97,909
                                            =====      =====   =========    =========       ========   =========
Comprehensive loss, nine months
 ended September 30, 1999...............                                                                              $ (19,018)
                                                                                                                      =========

Translation adjustment represents the Company's only other comprehensive income item. Translation adjustment represents unrealized gains/losses in the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.


NOTE 7 -- INFRAMETRICS MERGER:

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

In conjunction with the merger, on March 31, 1999, the Company recognized a one-time charge of $23.8 million consisting of a reserve for duplicative inventories of $20.1 million, transaction related costs of $3.2 million and cost to exit activities of $0.5 million. During the six months ended September 30, 1999 the Company recorded additional charges totaling $1.5 million for transaction related costs and cost to exit activities.

The inventory reserve relates to duplicative product lines created by the merger and is included in cost of goods sold. The Company intends to write-off and dispose of the related inventories throughout 1999. As of September 30, 1999 the Company had written-off and disposed of inventories totaling $2.7 million.

The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs are included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative facilities in the United Kingdom, Germany and France. The related reserve is recorded in accrued payroll and other liabilities on the balance sheet. Preliminary shutdown plans have been identified and activities related to the shutdown of these facilities has begun. It is expected that the shutdown of these facilitates will be completed by December 31, 1999. Such costs are also included in combination costs. As of September 30, 1999 the Company has paid $4.5 million of the transaction related costs and cost to exit activities.

The following reconciles revenue and net earnings previously reported to the restated information presented in the consolidated financial statements:

                                                     1998
                                        -------------------------------
                                        Three Months       Nine Months
                                            Ended             Ended
                                        September 30,     September 30,
                                        -------------     -------------
Revenue:
  Previously reported...............        $ 41,261         $ 104,032
  Inframetrics......................          14,752            41,482
                                            --------         ---------
  Restated..........................        $ 56,013         $ 145,514
                                            ========         =========
Net earnings:
  Previously reported...............        $  5,227         $   8,272
  Inframetrics......................             504               697
                                            --------         ---------
  Restated..........................        $  5,731         $   8,969
                                            ========         =========

NOTE 8 -- SEGMENT INFORMATION:

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

Operating segment information including revenue and gross profit are as follows (in thousands):

                               Nine Months Ended September 30,
                        ----------------------------------------------
                                1999                     1998
                        ---------------------    ---------------------
                                       Gross                    Gross
                         Revenue      Profit      Revenue      Profit
Commercial............  $  90,855    $ 38,718    $  99,274    $ 52,615
Government............     47,421      15,790       46,240      24,393
                        ---------    --------    ---------    --------
Total.................  $ 138,276    $ 54,508    $ 145,514    $ 77,008
                        =========    ========    =========    ========

All longed-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                   September 30,    December 31,
                                       1999             1998
                                   -------------    ------------
United States....................     $ 23,127         $ 18,577
Europe...........................        5,102            8,198
                                      --------         --------
                                      $ 28,229         $ 26,775
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

     Revenue. The Company's revenue for the three months ended September 30, 1999 decreased 5.2%, from $56.0 million in the third quarter of 1998 to $53.1 million in the third quarter of 1999. Commercial revenue decreased 5.3% from $37.6 million in the third quarter of 1998 to $35.6 million in the third quarter of 1999. The decrease in commercial revenue was primarily due to declines in the commercial broadcast and airborne law enforcement markets as a result of the cyclical nature of the commercial broadcast market and a pronounced shift in focus on capital expenditures away from capital goods and toward expenditures to ensure Year 2000 compliance. Revenue from the sale of systems to government customers decreased 4.9% to $17.5 million in the third quarter of 1999 compared with $18.4 million in the third quarter of 1998. The revenue for the quarter was impacted due to supply constraints on cooled detectors for the MilCam products. The Company has experienced a significant increase in demand for cooled detectors used in the MilCam and the Mark III products and the Company continues to work with its suppliers to increase production to meet the demand.

Revenue for the nine months ended September 30, 1999 decreased 4.9%, from $145.5 million in the first nine months of 1998 to $138.3 million in the first nine months of 1999. Commercial revenue for the nine months ended September 30, 1999 decreased 8.5% from $99.3 million in the first nine months of 1998 to $90.9 million in first nine months of 1999. The decrease in commercial revenue was primarily due to disruptions encountered in the distribution channel as a result of the four-month delay in consummating the merger with Inframetrics caused by the delayed approval of the transaction from the Federal Trade Commission and the Department of Justice and to decreased sales to commercial broadcasters and law enforcement agencies. This delay created uncertainty in the Company's customer base and management believes that many orders that would have been placed earlier in 1999 were delayed until the merger was completed and the surviving product lines were identified. While this delay impacted the first two quarters of 1999, management believes that market has recovered as evidenced by increased thermography orders.

Revenues from the sale of systems to government customers for the nine months ended September 30, 1999 totaled $47.4 million, an increase of 2.6% from the $46.2 million in revenue generated in the first nine months of 1998. The increase in government revenue was due to higher deliveries of the SAFIRE family of airborne products, particularly the StarSAFIRE system that began shipments. The impact of increased deliveries of these products on government revenues was offset somewhat by issues encountered primarily in the first quarter and the early portion of the second quarter by agencies of the U.S. Government and other NATO countries in obtaining release of 1999 procurement funds due to the funding uncertainties caused by the NATO campaign in Kosovo, and the continued depressed economic conditions in several international markets.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue, commercial revenue for the third quarter of 1999 decreased slightly to 67.0% as compared to 67.2% in the third quarter of 1998. For the nine months ended September 30, 1999, commercial revenue declined to 65.7% of total revenue, as compared to 68.2% for the first nine months of 1998.

Revenue from sales outside the United States increased as a percentage of total revenue from approximately 34.7% to approximately 37.1% for the quarters ended September 30, 1998 and 1999, respectively. The increase in the percentage of international sales was primarily due to increased deliveries of thermography products in Europe and increased deliveries on existing international government contracts. For the first nine months of 1999, revenue from sales outside the United States constituted 41.0% of total revenue, as compared to 36.8% for the first nine months of 1998. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

     Gross profit. As a percentage of revenue, gross profit increased from 52.3% in the third quarter of 1998 to 56.0% in the third quarter of 1999. The increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of commercial revenue generated from uncooled commercial products, which, as a result of the favorable cost structure of the uncooled commercial products and through manufacturing cost control efforts, exceed those margins experienced from the sale of cooled commercial products.

As a percentage of revenue, gross profit decreased from 52.9% to 39.4% for the nine-month periods ended September 30, 1998 and 1999, respectively. The primary reason for this significant decline was the inclusion in cost of goods sold for the nine month period ended September 30, 1999 of a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have increased from 52.9% to 54.0% for the nine months ended September 30, 1998 and 1999, respectively. This increase in gross profit as a percentage of revenue was principally attributable to the higher proportion of total revenue derived from the sale of commercial products which, as a result of the favorable cost structure of the uncooled commercial products, now generally exceed those margins experienced from the sale of cooled imaging products and imaging systems to the government market.

     Research and development. Research and development expense for the quarter increased slightly, from $6.3 million for the third quarter of 1998 to $6.4 million for the third quarter of 1999. As a percentage of revenue, research and development expense increased from 11.3% to 12.0% for the three months ended September 30, 1998 and 1999. In absolute dollar terms, the relatively consistent level of research and development expense reflects the continued emphasis on product development offset by continued cost control efforts and efficiencies realized as a result of the Inframetrics transaction.

Research and development expense increased 1.6% for the nine months ended September 30, 1999, from $19.9 million in the first nine months of 1998 to $20.2 million in the first nine months of 1999. As a percentage of revenue, research and development expense increased from 13.6% to 14.6% for the nine months ended September 30, 1998 and 1999, respectively. In absolute dollar terms, the increase in research and development expense was primarily due to engineering efforts related to the introduction of new products including the FireFLIR, UltraMedia LE, Maritime FLIR and UltraMedia III, as well as on-going new product development and existing product enhancements. This increase was mitigated by increased cost control efforts and efficiencies realized as a result of the Inframetrics transaction. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

     Selling and other operating costs. Selling and other operating costs for the quarter decreased slightly, from $14.1 million for the third quarter of 1998 to $14.0 million for the third quarter of 1999. As a percentage of revenue, selling and other operating costs increased from 25.2% to 26.3% for the three months ended September 30, 1998 and 1999, respectively.

Selling and other operating costs increased 5.5% for the nine months ended September 30, 1999, from $41.6 million in the first nine months of 1998 to $43.9 million in the first nine months of 1999. As a percentage of revenue, selling and other operating costs increased from 28.6% to 31.7% for the nine months ended September 30, 1998 and 1999, respectively. The increase in absolute dollar terms resulted from expense increases due to anticipated higher volumes of business and increased commission expense. Selling and other operating costs are expected to continue to increase in absolute dollar terms, however, as a percentage of revenue they are expected to decline throughout the rest of the year.

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

In conjunction with the merger, during the quarter ended March 31, 1999, the Company recorded a one-time charge of $23.8 million. The charge consisted of a $20.1 million inventory reserve due to the creation of duplicative product lines, which is included in cost of goods sold, and $3.7 million of transaction related costs, which are included in combination costs, a separate line in operating expenses. During the six months ended September 30, 1999 the Company incurred additional charges of $1.5 million for transaction related costs and costs to exit activities. These charges and related reserves are more fully discussed in Note 7 to the consolidated financial statements.

     Interest expense and other. Interest expense and other includes costs related to short-term and long-term debt, capital lease obligations, foreign currency transaction gains and losses and miscellaneous bank charges. The increase from $865,000 for the third quarter of 1998 to $1.6 million for the third quarter of 1999, and the increase from $3.5 million in the first nine months of 1998 to $3.6 in the first nine months of 1999 was primarily due to higher interest rates and increased debt levels to support working capital needs.

     Income taxes. The provision for income taxes for the three and nine months ended September 30, 1999 resulted in an effective tax rate of 15.9% compared to 30.7% for the third quarter of 1998. The effective tax rate remained below statutory rates due to utilization of net operating loss carryforwards, various tax credits, and benefits from the favorable tax treatment of international revenue.

For the nine months ended September 30, 1999, the Company recorded an income tax provision of $1.5 million despite having a pre-tax loss of $18.3 million. The lack of tax benefit in the first nine months of 1999 was primarily due to the fact that certain foreign subsidiaries had taxable income while the combined entities had a net loss. For the nine months ended September 30, 1998 the Company's effective tax rate was 29.7%.

Liquidity and Capital Resources

At September 30, 1999, the Company had short-term borrowings net of cash on hand of $64.2 million compared to $62.7 million at June 30, 1999 and compared to $35.2 million at December 31, 1998. The increase in short-term borrowings during the nine months ended September 30, 1999, was principally caused by the repayment of Inframetrics' existing long-term debt that aggregated $18.3 million at December 31, 1998 and the continued high levels of inventories and receivables.

At September 30, 1999, the Company had inventories on hand of $68.3 million compared to $71.4 million at December 31, 1998. Despite a $20.1 million inventory reserve recorded in the first quarter of this year for duplicative product lines created by the merger with Inframetrics, inventories have declined only $3.1 million due to the build-up of component inventory in anticipation of shipments to government customers during the last quarter of 1999, which typically is the largest revenue quarter of the year and build-up of component inventories for FireFLIR and Maritime FLIR systems in anticipation of deliveries of these new products. The level of inventory decreased $3.7 million from the June 30, 1999 balance of $72.0 million. This decrease, in a quarter in which the Company normally experiences an increase in inventory in anticipation of the volume of shipment in the fourth quarter, reflects the results of management's continued efforts to increase inventory turns.

At September 30, 1999, the Company had accounts receivable in the amount of $69.2 million compared to $84.4 million at December 31, 1998. The decrease in the level of accounts receivable was primarily due to decreased shipments during the first nine months of 1999. Days sales outstanding increased from 129 at June 30, 1999 to 137 at September 30, 1999.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $7.6 million and $10.1 million for the nine months ended September 30, 1999 and

1998, respectively. The Company has budgeted for approximately $7.0 million related to the replacement of the Company's Enterprise Resource Planning (ERP) system to address Year 2000 and other issues and has expended approximately $6.1 million through September 30, 1999.

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


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Contract for the Supply of Uncooled Imaging Modules, dated August 8, 1999. (1)


          27.1    Restated Financial Data Schedule
          _________
              (1) Filed with and incorporated by reference to the Registrant's
                  Amendment to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999 filed on December 2, 1999. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (S) 240.24b-2.

     (b) During the three months ended September 30, 1999, the Company did not file any reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FLIR SYSTEMS, INC.


Date   May 3, 2000                 /s/ Stephen M. Bailey
     ------------------            -----------------------
                                   Stephen M. Bailey
                                   Sr. Vice President, Finance and Chief
                                   Financial Officer
                                   (Principal Accounting and Financial
                                   Officer and Duly Authorized Officer)