Form 10-Q
period 2000-03-31
FLIR SYSTEMS INC
filed 2000-07-03
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

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

                              __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X  .   No _____.
                                          -----

At May 31, 2000, there were 14,478,346 shares of the Registrant's common stock, $0.01, par value, outstanding.

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Operations -- Three Months Ended
          March 31, 2000 and 1999.........................................     3

          Consolidated Balance Sheet -- March 31, 2000 and December 31,
          1999............................................................     4

          Consolidated Statement of Cash Flows -- Three Months Ended
          March 31, 2000 and 1999.........................................     5

          Notes to the Consolidated Financial Statements..................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......    14


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    15

Item 3.   Default Upon Senior Securities..................................    15

Item 5.   Other Information...............................................    15

Item 6.   Exhibits and Current Reports on Form 8-K........................    15

          Signatures......................................................    17

                        PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------
Revenue:
  Commercial.........................................   $ 25,478      $ 27,986
  Government.........................................     10,350        10,835
                                                        --------      --------
                                                          35,828        38,821

Cost of goods sold...................................     16,178        38,827
Research and development.............................      6,921         6,977
Selling and other operating costs....................     16,845        15,057
Combination costs....................................      1,217         3,654
                                                        --------      --------
                                                          41,161        64,515

    Loss from operations.............................     (5,333)      (25,694)

Interest expense.....................................      2,092         1,226
Other income - net...................................        (82)          (18)
                                                        --------      --------

    Loss before income taxes.........................     (7,343)      (26,902)

Income tax benefit...................................     (1,836)           --
                                                        --------      --------

Net loss.............................................   $ (5,507)     $(26,902)
                                                        ========      ========

Net loss per share:
  Basic..............................................   $  (0.38)     $  (1.90)
                                                        ========      ========
  Diluted............................................   $  (0.38)     $  (1.90)
                                                        ========      ========


   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                        ASSETS

                                                                  March 31,            December 31,
                                                                    2000                   1999
                                                                -------------          ------------
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents..................................   $       8,430          $      4,255
  Accounts receivable, net...................................          46,429                57,777
  Inventories................................................          72,603                64,374
  Prepaid expenses...........................................           4,921                 6,040
  Deferred income taxes......................................           9,887                 7,216
                                                                -------------          ------------
      Total current assets...................................         142,270               139,662
Property and equipment, net..................................          20,682                20,796
Deferred income taxes, net...................................          16,499                16,499
Intangible assets, net.......................................          17,592                17,932
Other assets.................................................           1,774                 1,829
                                                                -------------          ------------
                                                                $     198,817          $    196,718
                                                                =============          ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable..............................................   $      95,019          $     81,247
  Accounts payable...........................................          15,277                22,128
  Accrued payroll and other liabilities......................          22,204                21,474
  Accrued income taxes.......................................           3,179                 3,207
  Current portion of long-term debt..........................           1,033                 1,084
                                                                -------------          ------------
      Total current liabilities..............................         136,712               129,140
Long-term debt...............................................           1,296                 1,497
Pension liability............................................           3,849                 3,879

Commitments and contingencies................................              --                    --

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued at March 31, 2000, and
    December 31, 1999........................................              --                    --
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 14,411,387 and 14,388,600 shares issued at
    March 31, 2000, and December 31, 1999, respectively......             144                   144
  Additional paid-in capital.................................         143,474               143,318
  Accumulated deficit........................................         (84,268)              (78,761)
  Accumulated other comprehensive loss.......................          (2,390)               (2,499)
                                                                -------------          ------------
      Total shareholders' equity.............................          56,960                62,202
                                                                -------------          ------------
                                                                $     198,817          $    196,718
                                                                =============          ============

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                  Three Months Ended March 31,
                                                               ----------------------------------
                                                                   2000                  1999
                                                               ------------          ------------
Cash used by operations:
  Net loss..................................................   $     (5,507)         $    (26,902)
  Income charges not affecting cash:
      Depreciation..........................................          2,245                 1,427
      Amortization..........................................            399                   464
      Disposals and write-offs of property and equipment....            502                    25
      Deferred income taxes.................................         (2,671)               (1,012)
  Changes in certain working capital components:
      Decrease in accounts receivable.......................         11,348                21,991
      (Increase) decrease in inventories....................         (8,229)                7,349
      Decrease (increase) in prepaid expenses...............          1,119                  (801)
      Increase in other assets..............................             (4)                  (74)
      Decrease in accounts payable..........................         (6,851)               (4,224)
      Increase (decrease) in accrued payroll and other
       liabilities..........................................            730                (3,768)
      (Decrease) increase in accrued income taxes...........            (28)                  617
                                                               ------------          ------------
  Cash used by operating activities.........................         (6,947)               (4,908)
                                                               ------------          ------------
Cash used by investing activities:
  Additions to property and equipment.......................         (2,633)               (1,488)
                                                               ------------          ------------
  Cash used by investing activities.........................         (2,633)               (1,488)
                                                               ------------          ------------
Cash provided by financing activities:
  Net increase in notes payable.............................         13,772                27,907
  Repayment of long-term debt including current portion.....           (252)              (19,183)
  Reduction of pension liability............................            (30)                  (28)
  Proceeds from exercise of stock options...................            156                    68
                                                               ------------          ------------
  Cash provided by financing activities.....................         13,646                 8,764
                                                               ------------          ------------
Effect of exchange rate changes on cash.....................            109                  (224)
                                                               ------------          ------------
Net increase in cash and cash equivalents...................          4,175                 2,144
Cash and cash equivalents, beginning of period..............          4,255                 4,793
                                                               ------------          ------------
Cash and cash equivalents, end of period....................   $      8,430          $      6,937
                                                               ============          ============

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements of FLIR Systems, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999.

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

NOTE 2 -- NET EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                         -------------------------
                                                            2000           1999
                                                         ----------    -----------
     Weighted average number of common shares
        outstanding....................................      14,395         14,136
     Assumed exercise of stock options net of
        shares assumed reacquired under the treasury
        stock method...................................          --             --
                                                         ----------    -----------
     Diluted shares outstanding........................      14,395         14,136
                                                         ==========    ===========

The treasury stock effect of stock options for the three months ended March 31, 2000 and 1999, which aggregated 149,000 and 597,000 shares, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

NOTE 3 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                      March 31,    December 31,
                                                        2000          1999
                                                      ---------    ------------
  Raw material and subassemblies....................  $  38,040    $     32,452
  Work-in-progress..................................     17,982          15,261
  Finished goods....................................     16,581          16,661
                                                      ---------    ------------
                                                      $  72,603    $     64,374
                                                      =========    ============

NOTE 4 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                             Additional               Accumulated Other                  Total
                                         Preferred   Common    Paid-in   Accumulated    Comprehensive                Comprehensive
                                           Stock     Stock     Capital     Deficit          Income          Total        Loss
                                         ---------   ------  ----------  -----------  -----------------   ---------  -------------
Balance, December 31, 1999.............         --   $  144  $  143,318  $   (78,761)     $      (2,499)  $  62,202

Common stock options exercised.........         --       --         156           --                 --         156

Net loss for the three month period....         --       --          --       (5,507)                --      (5,507)   $    (5,507)
Foreign translation adjustment.........         --       --          --           --                109         109            109
                                         ---------   ------  ----------  -----------  -----------------   ---------  -------------
Balance, March 31, 2000................  $      --   $  144  $  143,474  $   (84,268)     $      (2,390)  $  56,960
                                         =========   ======  ==========  ===========  =================   =========
Comprehensive loss, three months ended
 March 31, 2000........................                                                                                $    (5,398)
                                                                                                                     =============

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

NOTE 5 - LITIGATION:

Beginning on or about March 13, 2000, five complaints alleging violations of the federal securities laws have been filed against the Company and against J. Kenneth Stringer III and J. Mark Samper in the United States District Court for the District of Oregon; one of the complaints also names Robert P. Daltry as a defendant. Each complaint has been filed as a purported class action by individuals who allege that they purchased the Company's Common Stock during the purported class periods, which vary but extend from March 3, 1999 at the earliest to March 6, 2000 at the latest. The complaints allege that the defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated hereunder by intentionally issuing false and/or misleading statements regarding the Company's financial results in the Company's SEC filings and in press releases and other public statements. The complaints do not specify the amount of damages that plaintiffs seek. On May 25, 2000, the U.S. District Court for the District of Oregon issued an order consolidating the complaints into one action for all purposes.

Plaintiffs were ordered to file a consolidated complaint within 60 days of the date of the Court's consolidation order. The Company intends to contest the litigation vigorously.

The Company was involved in other litigation, investigations of a routine nature and various legal matters during the first quarter of 2000 that are being defended and handled in the ordinary course of business.

While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

NOTE 6 - INFRAMETRICS MERGER:

In conjunction with the merger with Inframetrics, Inc., on March 31, 1999, the Company recognized a one-time charge of $23.8 million consisting of a reserve for duplicative inventories of $20.1 million, transaction related costs of $3.2 million and cost to exit activities of $0.5 million. During the course of 1999 the Company recorded additional costs related to the merger including an increase to the reserve for duplicative inventories of $5.2 million and an increase of costs to exit activities of $5.6 million. Additionally, during the quarter ended March 31, 2000, the Company recorded a charge of $1.2 million related to the write-off of certain assets related to the merger.

The inventory reserve relates to duplicative product lines created by the merger and was included in cost of goods sold. As of March 31, 2000 the Company had written-off and disposed of inventories totaling $18.3 million. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs were included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom, Germany and France. As of March 31, 2000 the Company has remaining accruals of $0.4 million related to the transaction costs and cost to exit activities.

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                                  FLIR     Inframetrics
                                               ----------  ------------
     Revenue.................................   $  25,171   $    13,650
                                               ----------  ------------
     Net (loss) earnings.....................   $  (3,279)  $       177
                                                =========  ============



NOTE 7 - SEGMENT INFORMATION:

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

Operating segment information including revenue and gross profit are as follows (in thousands):

                             Three Months Ended March 31,
                      ----------------------------------------
                             2000                 1999
                      -------------------  -------------------
                                  Gross                Gross
                       Revenue    Profit    Revenue    Profit
                      ---------  --------  ---------  --------
Commercial.........   $  25,478  $ 15,320  $  27,986  $  4,628
Government.........      10,350     4,330     10,835    (4,634)
                      ---------  --------  ---------  --------
Total..............   $  35,828  $ 19,650  $  38,821  $     (6)
                      =========  ========  =========  ========

All long-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                           March 31,  December 31,
                                             2000         1999
                                           ---------  ------------
United States...........................    $ 16,862    $   16,968
Europe..................................       3,820         3,828
                                           ---------  ------------
                                            $ 20,682    $   20,796
                                           =========  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

     Revenue. The Company's revenue for the three months ended March 31, 2000 declined 7.7%, from $38.8 million in the first quarter of 1999 to $35.8 million in the first quarter of 2000. Commercial revenue declined 9.0%, from $28.0 million in the first quarter of 1999 to $25.4 million in the first quarter of 2000. Revenue from the sale of systems to the government market declined 4.5%, from $10.8 million in the first quarter of 1999 to $10.4 million in the first quarter of 2000. The decline in revenues was primarily due to the timing of deliveries on orders received during the quarter.

The Company's commercial products continued to account for the majority of the Company's total revenue. As a percentage of total revenue for the quarter ended March 31, 2000, revenue from the sale of imaging systems to the commercial market constituted 71.1% of total revenue compared to 72.1% for the first quarter of 1999.

Revenue from sales outside the United States increased as a percentage of total revenue from 39.1% to 47.9% for the quarters ended March 31, 1999 and 2000, respectively.

     Gross profit. As a percentage of revenue, gross profit increased from approximately breakeven in the first quarter of 1999 to 54.8% in the first quarter of 2000. The primary reason for this significant increase was the inclusion in cost of goods sold for the three months ended March 31, 1999 of a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have been 52.0% for the quarter ended March 31, 1999.

     Research and development. Research and development expenses as a percentage of revenue increased from 18.0% to 19.3% for the three months ended March 31, 1999 and 2000, respectively. In absolute dollar terms, research and development expenses were approximately the same in both years. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first quarter than on a full year basis.

     Selling and other operating costs. Selling and other operating costs as a percentage of revenue increased from 38.8% in the first quarter of 1999 to 47.0% in the first quarter of 2000. In absolute dollar terms, selling and other operating costs increased from $15.1 million to $16.8 million for the quarters ended March 31, 1999 and 2000, respectively. The increase in absolute dollar terms was due to higher audit and legal costs, increased depreciation related to the Company's enterprise resource planning system implemented in April, 1999, and various selling, marketing, and administrative overhead expenses.

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

During the quarter ended March 31, 2000, the Company recorded a charge of $1.2 million for the write-off of certain assets related to the merger. This charge is reported on the combination costs line in the financial statements.

     Interest expense. Interest expense increased from $1.2 million in the first quarter of 1999 to $2.1 million for the quarter ended March 31, 2000, due to increased debt levels and increased interest rates.

     Income taxes. The income tax benefit for the quarter ended March 31, 2000 was $1.8 million, resulting in an effective tax rate of 25%. The effective tax rate is below statutory rates primarily due to a reduction in the valuation allowance related to deferred tax assets and foreign tax rates. Management's assessment of improved profitability has increased its assessment of the amount of the deferred tax asset that is more likely than not to be realized in the future.

No tax benefit was provided in the first quarter of 1999 as the valuation allowance was increased due to lower profitability that reduced management's assessment of the amount of deferred tax asset that was likely to be realized in the future.

While management currently anticipates the effective tax rate for the year 2000 to be approximately 25%, this rate is very sensitive to the geographic mix of sales and profits, and therefore could be higher or lower in the future depending on the actual profits realized.

Liquidity and Capital Resources

At March 31, 2000, the Company had short-term borrowings net of cash on hand of $86.6 million compared with $77.0 million at December 31, 1999. The increase in short-term borrowings during the three months ended March 31, 2000, was principally caused by increased working capital needs.

Accounts receivable decreased from $57.8 million at December 31, 1999 to $46.4 million at March 31, 2000. The decline in receivables was attributable to the seasonal reduction in revenue in the first quarter of 2000 relative to the fourth quarter of 1999. Revenue in the fourth quarter of 1999 was $48.2 million compared to $35.8 million in the first quarter of 2000.

Inventories increased from $64.4 million at December 31, 1999 to $72.6 million at March 31, 2000. The increase was the result of a buildup of materials in anticipation of increased shipments to government customers throughout the balance of the year.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $2.6 million and $1.5 million for the quarters ended March 31, 2000 and 1999, respectively.

The Company has a Credit Agreement with a number of banks that provides it with a $100 million revolving line of credit. Interest on borrowings under the agreement is at a fluctuating rate generally equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate of the primary lender for domestic borrowings, and LIBOR for offshore borrowings. The interest rates on borrowings under the agreement increase as the Company's consolidated debt level increases. The weighted average interest rate on borrowings at March 31, 2000 was 8.8 %. The agreement allows the Company to elect any time prior to December 1, 2002, to convert the entire principal balance under the agreement into a term loan that would be payable in 24 subsequent equal monthly payments plus interest.

The Company's obligations under the Credit Agreement are secured by substantially all the assets of the Company. The Credit Agreement includes negative covenants that, among other things, impose limitations on the Company's ability to incur additional indebtedness, engage in certain acquisition or disposition transactions, incur lease obligations and make investments, capital expenditures and certain other payments. The Credit Agreement also includes certain financial covenants, including consolidated tangible net worth, interest coverage ratio and leverage ratio. As of December 31, 1999 and for the year then ended, the Company was in violation of certain of these covenants. Pursuant to an amendment to the Credit Agreement dated as of April 13, 2000, the lenders waived their rights to declare a default based upon such covenant violations from December 16, 1999 and through December 30, 2000. The amendment to the Credit Agreement also modified the consolidated tangible net worth covenant, added covenants with respect to minimum levels of revenue and EBITDA and increased the interest rates applicable to offshore borrowings under the Credit Agreement. As of March 31, 2000 and for the quarter then ended, the Company was in violation of the minimum revenue, minimum EBITDA and consolidated tangible net worth covenants under the Credit Agreement. As a result of these covenant violations, the lenders have the right at any time to declare the full amount outstanding under the Credit Agreement immediately due and payable. The Company and the lenders are actively engaged in discussions regarding potential remedies for the Company's covenant violations. However, as of this date, the lenders have not waived their rights to declare a default based upon such covenant violations.

Additionally, the Company, through one of its subsidiaries, has a 50,000,000 Swedish Kroner (approximately $5.8 million) line of credit at 4.5% at March 31, 2000.

At March 31, 2000, the Company had $93.0 million outstanding under the Credit Agreement and $2.0 million outstanding under the Swedish Kroner line of credit.

The use of cash by operating activities in the first quarter was $6.9 million, compared to $4.9 million for the first quarter of 1999. Use of cash increased as the result of increased working capital needs. The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the notes to the consolidated financial statements.

Item 3.  Default Upon Senior Securities

The Company is in violation of certain financial covenants under its Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 5.  Other Information

As a result of the Company's failure to file this Quarterly Report on Form
10-Q for the quarter ended March 31, 2000 (the "Form 10-Q") with the Securities and Exchange Commission (the "SEC") within the prescribed time, the Company was notified by the staff of the Nasdaq Stock Market that the Company's stock would be delisted from the Nasdaq Stock Market on June 1, 2000 if the Form 10-Q was not filed with the SEC before that date. The Company was not able to file the Form 10-Q before that date. The Company appealed the Nasdaq staff's delisting determination by requesting a hearing on the matter. A hearing on the Company's appeal before a Nasdaq Listing Qualification Panel has been scheduled for July 6, 2000. Although the Company has now filed the Form 10-Q, no assurance can be given that the Company will be successful in its appeal or that its common stock will continue to be listed on the Nasdaq Stock Market. If the Company's common stock were to be delisted from the Nasdaq Stock Market, the Company anticipates that its common stock would be quoted on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

          Number       Description
       ------------    ---------------------------------------------------------

          10.1         Amendment to Credit Agreement among FLIR Systems, Inc.
                       and Bank of America N.A. and certain other financial institutions dated as of April 13, 2000

          27.1         Financial Data Schedule for the three months ended March
                       31, 2000

(b) During the three months ended March 31, 2000, the Company filed the following reports on Form 8-K

     1. The Company filed a current report on Form 8-K, dated February 8, 2000, reporting under Item 5 that the Company issued a press release announcing the Company's expectation as to revenue and earning for the quarter ended December 31, 1999.

     2. The Company filed a current report on Form 8-K, dated March 6, 2000, reporting under Item 5 that the Company issued a press release regarding the Company's expectations as to revenue and net earnings for the quarter ended December 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FLIR SYSTEMS, INC.


Date  June 30, 2000       /s/  Stephen M. Bailey
    -----------------   ----------------------------
                         Stephen M. Bailey
                         Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial
                         Officer and Duly Authorized Officer)