Form 10-Q
period 2000-06-30
FLIR SYSTEMS INC
filed 2000-08-15
CIK 354908

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

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

At July 31, 2000, there were 14,479,080 shares of the Registrant's common stock, $0.01, par value, outstanding.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Operations -- Three Months and Six
         Months Ended June 30, 2000 and 1999.............................     3


         Consolidated Balance Sheet - June 30, 2000 and December 31, 1999     4

         Consolidated Statement of Cash Flows -- Six Months Ended June
         30, 2000 and 1999...............................................     5


         Notes to the Consolidated Financial Statements..................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    16


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    17

Item 3.  Default Upon Senior Securities..................................    17

Item 6.  Exhibits and Current Reports on Form 8-K........................    17

         Signatures......................................................    18

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                          -------------------------------    ----------------------------------
                                                    2000             1999            2000              1999
                                          --------------    -------------    ------------    --------------
Revenue:
    Commercial........................           $25,744          $27,245        $ 51,222          $ 55,231
    Government........................            27,147           19,071          37,497            29,906
                                          --------------    -------------    ------------    --------------
                                                  52,891           46,316          88,719            85,137

Cost of goods sold....................            28,914           21,571          45,092            60,398
Research and development..............             9,514            6,836          16,435            13,813
Selling and other operating costs.....            18,906           14,861          35,751            29,918
Combination costs.....................                --              974           1,217             4,628
                                          --------------    -------------    ------------    --------------
                                                  57,334           44,242          98,495           108,757

     Earnings (loss) from operations..            (4,443)           2,074          (9,776)          (23,620)

Interest expense......................             2,753              981           4,846             2,207
Other (income) expense - net..........                67             (204)            (15)             (222)
                                          --------------    -------------    ------------    --------------

     Earnings (loss) before income
      taxes...........................            (7,263)           1,297         (14,607)          (25,605)

Income tax provision (benefit)........                --              367          (1,836)              367
                                          --------------    -------------    ------------    --------------

Net earnings (loss)...................           $(7,263)         $   930        $(12,771)         $(25,972)
                                          ==============    =============    ============    ===============

Net earnings (loss) per share:
   Basic..............................            $(0.50)           $0.07          $(0.88)           $(1.83)
                                          ==============    ===============================    ==============
   Diluted............................            $(0.50)           $0.06          $(0.88)           $(1.83)
                                          ==============    ===============================    ==============

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                ASSETS
                                                                     June 30, 2000           December 31, 1999
                                                               -------------------         -------------------
                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents...............................              $  6,627                    $  4,255
    Accounts receivable, net................................                43,481                      57,777
    Inventories.............................................                67,559                      64,374
    Prepaid expenses........................................                 3,617                       6,040
    Deferred income taxes...................................                 9,887                       7,216
                                                               -------------------         -------------------
        Total current assets................................               131,171                     139,662

Property and equipment, net.................................                19,160                      20,796
Deferred income taxes, net..................................                16,499                      16,499
Intangible assets, net......................................                17,316                      17,932
Other assets................................................                   610                       1,829
                                                               -------------------         -------------------
                                                                          $184,756                    $196,718
                                                               ===================         ===================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable...........................................              $ 96,305                    $ 81,247
    Accounts payable........................................                12,307                      22,128
    Accrued payroll and other liabilities...................                19,175                      21,474
    Accrued income taxes....................................                 1,464                       3,207
    Current portion of long-term debt.......................                   947                       1,084
                                                               -------------------         -------------------
        Total current liabilities...........................               130,198                     129,140

Long-term debt..............................................                 1,067                       1,497
Pension liability...........................................                 3,759                       3,879

Commitments and contingencies...............................                    --                          --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued at June 30, 2000, and
      December 31, 1999.....................................                    --                          --
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,478,749 and 14,388,600 shares issued at
      June 30, 2000, and December 31, 1999, respectively....                   145                         144
    Additional paid-in capital..............................               143,766                     143,318
    Accumulated deficit.....................................               (91,532)                    (78,761)
    Accumulated other comprehensive loss....................                (2,647)                     (2,499)
                                                               -------------------         -------------------
        Total shareholders' equity..........................                49,732                      62,202
                                                               -------------------         -------------------
                                                                          $184,756                    $196,718
                                                               ===================         ===================

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                             Six Months Ended June 30,
                                                                 ----------------------------------------------
                                                                               2000                        1999
                                                                 ------------------         -------------------
Cash used by operations:
    Net loss..................................................             $(12,771)                   $(25,972)
    Income charges not affecting cash:
        Depreciation..........................................                4,617                       3,453
        Amortization..........................................                  800                       1,175
        Disposals and write-offs of property and equipment....                1,318                         471
        Deferred income taxes.................................               (2,671)                     (1,013)
    Changes in certain working capital components:
        Decrease in accounts receivable.......................               14,296                      24,261
        Increase in inventories...............................               (3,185)                       (556)
        Decrease (increase) in prepaid expenses...............                2,423                      (4,186)
        Decrease in other assets..............................                1,035                         230
        (Decrease) increase in accounts payable...............               (9,821)                      8,478
        Decrease in accrued payroll and other liabilities                    (2,299)                    (10,207)
        (Decrease) increase in accrued income taxes...........               (1,743)                         885
                                                                 ------------------         -------------------
    Cash used by operating activities.........................               (8,001)                     (2,981)
                                                                 ------------------         -------------------
Cash used by investing activities:
    Additions to property and equipment.......................               (4,299)                     (4,544)
                                                                 ------------------         -------------------
    Cash used by investing activities.........................               (4,299)                     (4,544)
                                                                 ------------------         -------------------
Cash provided by financing activities:
    Net increase in notes payable.............................               15,058                      28,200
    Repayment of long-term debt including current portion.....                 (567)                    (20,387)
    Reduction of pension liability............................                 (120)                       (127)
    Proceeds from exercise of stock options...................                  157                         220
    Stock issued pursuant to employee stock purchase plan ....                  292                          --
                                                                 ------------------         -------------------
    Cash provided by financing activities.....................               14,820                       7,906
                                                                 ------------------         -------------------
Effect of exchange rate changes on cash.......................                 (148)                        262
                                                                 ------------------         -------------------
Net increase in cash and cash equivalents.....................                2,372                         643
Cash and cash equivalents, beginning of period................                4,255                       4,793
                                                                 ------------------         -------------------
Cash and cash equivalents, end of period......................             $  6,627                    $  5,436
                                                                 ==================         ===================


   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION:

The accompanying consolidated financial statements of FLIR Systems, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999.

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

NOTE 2 -- CHARGES RELATED TO PRIOR YEARS:

Results of operations for the quarter ended June 30, 2000 include charges totaling $6.9 million, or $0.48 per share, to adjust accounting entries from prior years. These charges, identified during the course of the review of second quarter results, relate to cost accumulation entries for inventory ($4.0 million), research and development costs ($2.1 million) and other costs ($0.8 million) that were made in prior years. The effect of each of these charges on the financial results of prior years is not material.

NOTE 3 -- NET EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                  -------------------------  -------------------------
                                                         2000          1999         2000          1999
                                                  -----------   -----------  -----------   -----------
Weighted average number of common shares
 outstanding ..................................        14,461        14,197       14,437        14,163
Dilutive stock options.........................            --           274           --            --
                                                  -----------   -----------  -----------   -----------
Diluted shares outstanding.....................        14,461        14,471       14,437        14,163
                                                  ===========   ===========  ===========   ===========

Potentially dilutive securities that are not included in the diluted earnings per share calculation because they would have been anti-dilutive include the following:

                         Three Months Ended          Six Months Ended
                              June 30,                    June 30,
                     -------------------------  -------------------------

                            2000          1999         2000          1999
                     -----------   -----------  -----------   -----------

Stock Options              1,795           915        1,795         1,747
                     ===========   ===========  ===========   ===========

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                            June 30, 2000         December 31, 1999
                                                      -------------------        ------------------

Raw material and subassemblies.....................               $36,668                   $32,452
Work-in-progress...................................                13,984                    15,261
Finished goods.....................................                16,907                    16,661
                                                      -------------------        ------------------
                                                                  $67,559                   $64,374
                                                      ===================        ==================

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                         Accumulated
                                                          Additional                         Other                        Total
                                     Preferred  Common     Paid-in      Accumulated      Comprehensive                Comprehensive
                                       Stock    Stock      Capital        Deficit            Income         Total          Loss
                                     ---------  ------    ----------    -----------    -----------------    -----     -------------
Balance, December 31, 1999..........   $ --      $144      $143,318      $(78,761)          $(2,499)       $ 62,202
Common stock options exercised......     --        --           157            --                --             157
Stock issued pursuant to employee
 share purchase plan................     --         1           291                                             292


Net loss for the six month period...     --        --            --       (12,771)               --         (12,771)     $(12,771)
Foreign translation adjustment......     --        --            --            --              (148)           (148)         (148)
                                       ----      ----      --------      --------           -------        --------      --------
Balance, June 30, 2000..............   $ --      $145      $143,766      $(91,532)          $(2,647)       $ 49,732
                                       ====      ====      ========      ========           =======        ========
Comprehensive loss, six months
 ended June 30, 2000................                                                                                     $(12,919)
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

NOTE 6 -- LITIGATION:

Beginning on March 13, 2000, five complaints alleging violations of the federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Oregon. Upon order of the Court, plaintiffs in those actions filed a consolidated complaint on July 24, 2000. The consolidated complaint names the Company, Robert P. Daltry, J. Kenneth Stringer, III, and J. Mark Samper as defendants. The complaint purports to be filed on behalf of a class of purchasers of the Company's common stock between March 3, 1999 and March 3, 2000 and alleges that the defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by intentionally issuing false and/or misleading statements regarding the Company's financial results in the Company's SEC filings and in press releases and other public statements. The complaint does not specify the amount of damages that plaintiffs seek. The Company intends to contest the litigation vigorously.

The Company was involved in other litigation, investigations of a routine nature and various legal matters during the first six months of 2000 that are being defended and handled in the ordinary course of business.

While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

NOTE 7 -- INFRAMETRICS MERGER:

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

The inventory reserve relates to duplicative product lines created by the merger and was included in cost of goods sold. As of June 30, 2000 the Company had written-off and disposed of inventories totaling $19.5 million. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs were included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom, Germany and France. As of June 30, 2000 the Company has no remaining accruals related to the transaction costs and cost to exit activities.

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                          FLIR               Inframetrics
                                  -----------------      ------------------
Revenue......................               $25,171                 $13,650
Net (loss) earnings..........               $(3,279)                $   177
                                  =================      ==================

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

Operating segment information including revenue and gross profit are as follows (in thousands):

                                           Six Months Ended June 30,
                      -----------------------------------------------------------------
                                   2000                              1999
                      -------------------------------   -------------------------------
                          Revenue       Gross Profit        Revenue       Gross Profit
                      --------------   --------------   --------------   --------------
Commercial.........          $51,222          $28,029          $55,231          $19,689
Government.........           37,497           15,598           29,906            5,050
                      --------------   --------------   --------------   --------------
Total..............          $88,719          $43,627          $85,137          $24,739
                      ==============   ==============   ==============   ==============

All long-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                  June 30,      December 31,
                                    2000           1999
                              --------------   --------------
United States..............          $15,536          $16,968
Europe.....................            3,624            3,828
                              --------------   --------------
                                     $19,160          $20,796
                              ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Charges related to prior years. Results of operations for the quarter ended June 30, 2000 include charges totaling $6.9 million, or $0.48 per share, to adjust accounting entries from prior years. These charges, identified during the course of the review of second quarter results, relate to cost accumulation entries for inventory ($4.0 million), research and development costs ($2.1 million) and other costs ($0.8 million) that were made in prior years. The effect of each of these charges on the financial results of prior years is not material.

Revenue. The Company's revenue for the three months ended June 30, 2000 increased 14.2 percent, from $46.3 million in the second quarter of 1999 to $52.9 million in the second quarter of 2000. Commercial revenue declined 5.5 percent, from $27.2 million in the second quarter of 1999 to $25.7 million in the second quarter of 2000. The decrease in commercial revenue was due in part to delays in approval of U.S. export licenses for certain of the Company's thermography products.

Revenue from the sale of systems to government customers increased 42.3 percent, from $19.1 million in the second quarter of 1999 to $27.1 million in the second quarter of 2000. The increase in government revenue was primarily due to the deferral of revenue on certain government sales during the first quarter of the year, based upon their contractual terms related to transfer of ownership. Most of these sales were recorded as revenue in the second quarter.

Revenue for the six months ended June 30, 2000 increased 4.2 percent, from $85.1 million in the first half of 1999 to $88.7 million in the first half of 2000. Commercial revenue for the six months ended June 30, 2000 declined 7.3 percent from $55.2 million in the first half of 1999 to $51.2 million in the first half of 2000. The decrease in commercial revenue was due in part to delays in approval of U.S. export licenses for certain of the Company's thermography products.

Revenue from the sale of systems to government customers for the six months ended June 30, 2000 totaled $37.5 million, an increase of 25.4 percent from the $29.9 million in revenue generated in the first half of 1999. The increase in government revenue was primarily due to increased deliveries of the Company's Ultra 7000, MilCAM, Sea FLIR and Star SAFIRE thermal imaging systems to government customers.

As a percentage of total revenue for the quarter ended June 30, 2000, revenue from the sale of thermal imaging systems to the commercial market constituted
48.7 percent of total revenue compared to 58.8 percent for the second quarter of 1999. For the six months ended June 30, 2000, commercial revenue declined to
57.7 percent of total revenue, as compared to 64.9 percent for the first six months of 1999.

Revenue from sales outside the United States increased as a percentage of total revenue from 40.5 percent to 42.1 percent for the quarters ended June 30, 1999 and 2000, respectively. For the first half of 2000, revenue from sales outside the United States constituted 44.5 percent of total revenue, as compared to 39.8 percent for the first half of 1999. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended June 30, 2000 was $24.0 million compared to $24.7 million for the same quarter last year. As a percentage of revenue, gross profit declined to 45.3 percent in the second quarter of 2000 compared to 53.4 percent in the second quarter of 1999. The decline was due to the $4.0 million charge in the quarter to adjust accounting entries from prior years and $0.5 million of current year adjustments. Without theses charge, gross profit would have been 52.9 percent.

Gross profit for the six months ended June 30, 2000 was $43.6 million compared to $24.2 million for the six months ended June 30, 1999. As a percentage of revenue, gross profit was 49.2 percent for the six months ended June 30, 2000 compared to 29.1 percent for the six months ended June 30, 1999. Without the $4.0 million charge to adjust accounting entries from prior years and the current year adjustment, gross profit as a percentage of revenue for the first six months of 2000 would have been 53.7 percent. The primary reason for this significant increase compared to the first six months of 1999 was the inclusion in cost of goods sold for the six months ended June 30, 1999 of a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have been 52.7 percent for the six months ended June 30, 1999.

Research and development. Research and development expense for the second quarter of 2000 totaled $9.5 million, compared to $6.8 million in the second quarter of 1999. Research and development expense in the second quarter of 2000 includes a $2.1 million charge to adjust accounting entries from prior years. Without this charge, research and development expense as a percentage of revenue decreased from 14.8 percent to 14.0 percent for the three months ended June 30, 1999 and 2000, respectively.

Research and development expense for the first six months of 2000 totaled $16.4 million, an increase from $13.8 million in the first six months of 1999. Without the $2.1 million charge recorded in the second quarter to adjust accounting entries from prior years, research and development expense as a percentage of revenue was 16.2 percent for the six months ended June 30, 1999 and 2000, respectively.

The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first half of the year than on a full year basis.

Selling and other operating costs. Selling and other operating costs increased from $14.9 million to $18.9 million for the quarters ended June 30, 1999 and 2000, respectively. Selling and other operating costs for the second quarter of 2000 included charges totaling $0.8 million to adjust accounting entries from prior years. The charges included $0.5 million for demo equipment and $0.3 million for sales commissions. Without these charges, selling and other operating costs as a percentage of revenue increased from 32.1 percent in the second quarter of 1999 to 34.2 percent in the second quarter of 2000. The increase in selling and other operating costs also includes approximately $0.6 million of increased audit and legal fees.

Selling and other operating costs increased from $29.9 million in the first half of 1999 to $35.8 million in the first half of 2000. Without the $0.8 million of charges to adjust accounting entries from prior years, selling and other operating costs as a percentage of revenue increased from 35.1 percent to 39.4 percent for the six months ended June 30, 1999 and 2000, respectively. In addition to the charges to adjust accounting entries from prior years, the increase in absolute dollar terms was due to an increase of $0.9 million in audit and legal fees, increased depreciation related to the Company's enterprise resource planning system implemented in April, 1999, and other selling, marketing, and administrative overhead expense increases.

Cost reduction initiatives announced in June of this year are expected to yield annualized cost savings of approximately $10 million starting in the third quarter of 2000.

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

Interest expense. Interest expense increased from $1.0 million in the second quarter of 1999 to $2.8 million for the quarter ended June 30, 2000, due to increased debt levels and increased interest rates.

Income taxes. The Company recorded no income tax benefit for the loss in three months ended June 30, 2000. Each quarter management assesses the extent and timing of future profitability in order to determine the amount of the deferred tax asset that is more likely than not to be realized in the future. The income tax provision for the second quarter of 1999 resulted in an effective tax rate of 28.3 percent.

For the six months ended June 30, 2000, the Company recorded an income tax benefit of $1.8 million, resulting in an effective tax rate of 13.0 percent. For the first six months of 1999, the Company recorded a tax provision of $0.4 million despite having a pre-tax loss of $25.6 million. The lack of tax benefit in the first half of 1999 was primarily due to the fact that certain foreign subsidiaries had taxable income while the combined entities had a net loss.

The Company's effective tax rate has historically been below the U.S. statutory rate primarily due to utilization of net operating loss carryforwards, various tax credits, benefits from the utilization of a foreign sales corporation, and state and foreign tax rates. Management expects that the Company's effective tax rate will continue to be below the U.S. Statutory rate. The effective tax rate is very sensitive to the geographic mix of sales and profits, and therefore could be higher or lower in the future depending on the actual profits realized.

Liquidity and Capital Resources

At June 30, 2000, the Company had short-term borrowings net of cash on hand of $89.7 million compared to $86.6 million at March 31, 2000 and compared to $77.0 million at December 31, 1999. The increase in short-term borrowings during the six months ended June 30, 2000, was principally caused by increased working capital needs.

Accounts receivable decreased from $57.8 million at December 31, 1999 to $43.5 million at June 30, 2000. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 112 at December 31, 1999 to 75 at June 30, 2000. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At June 30, 2000 the Company had inventories on hand of $67.6 million compared to $64.4 million at December 31, 1999. The increase was the result of a buildup of materials in anticipation of increased shipments to government customers throughout the balance of the year.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.3 million for the six months ended June 30, 2000 and $4.5 million for the six months ended June 30, 1999.

The Company has a Credit Agreement with a number of banks that provides it with a $100 million revolving line of credit. Interest on borrowings under the agreement is at a fluctuating rate generally equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate of the primary lender for domestic borrowings, and LIBOR for offshore borrowings. The interest rates on borrowings under the agreement increase as the Company's consolidated debt level increases. The weighted average interest rate on borrowings at June 30, 2000 was 9.6 percent. The agreement allows the Company to elect any time prior to December 1, 2002, to convert the entire principal balance under the agreement into a term loan that would be payable in 24 subsequent equal monthly payments plus interest.

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

As of December 31, 1999 and for the year then ended, the Company was in violation of certain of these covenants. Pursuant to an amendment to the Credit Agreement dated as of April 13, 2000, the lenders waived their rights to declare a default based upon such covenant violations as of December 31, 1999 and through December 30, 2000. The amendment to the Credit Agreement also modified the consolidated tangible net worth covenant, added covenants with respect to minimum levels of revenue and EBITDA and increased the interest rates applicable to offshore borrowings under the Credit Agreement.

As of March 31, 2000 and for the quarter then ended, the Company was in violation of the new minimum revenue and minimum EBITDA covenants and the consolidated tangible net worth covenant under the Credit Agreement, as amended. As of June 30, 2000 and for the quarter then ended, the Company was in violation of the new minimum EDITDA covenant and the consolidated tangible net worth covenant. As a result of these covenant violations, the lenders have the right at any time to declare the full amount outstanding under the Credit Agreement immediately due and payable. The Company and the lenders have discussed the covenant violations. As of this date, the lenders have not taken any action to enforce their rights under the Credit Agreement, nor have they waived their rights to declare a default based upon such covenant violations.

Additionally, the Company, through one of its subsidiaries, has a 50,000,000 Swedish Kroner (approximately $5.8 million) line of credit at 4.3 percent at June 30, 2000.

At June 30, 2000, the Company had $95.5 million outstanding under the Credit Agreement and $0.8 million outstanding under the Swedish Kroner line of credit.

The use of cash by operating activities in the first half of 2000 was $8.0 million, compared to $3.0 million for the first half of 1999. Use of cash increased as the result of increased working capital needs. The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

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

Revenue Recognition

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The Company recognizes revenue at the time products are shipped to the end customer, all contractual terms are fulfilled and shipping terms indicate title has passed to the customer.

The SEC has deferred implementation of SAB 101 to the fourth quarter of 2000. The SEC will allow the cumulative effect of this change, if any, on the Company's quarterly financial results to be reported in our annual financial statements for the year ended December 31, 2000.

The Company is still evaluating the impact of implementing SAB 101, including yet to be released interpretations by the SEC staff, and is currently unable to predict if such final interpretations will materially effect the timing and predictability of revenue recognition.

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

                          PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to the notes to the consolidated financial statements.

Item 3.  Default Upon Senior Securities

As of December 31, 1999 and for the year then ended, the Company was in violation of certain financial covenants under its Credit Agreement. Pursuant to an amendment to the Credit Agreement dated as of April 13, 2000, the lenders waived their rights to declare a default based upon such covenant violations as of December 31, 1999 and through December 30, 2000. The amendment to the Credit Agreement also modified the consolidated tangible net worth covenant, added covenants with respect to minimum levels of revenue and EBITDA and increased the interest rates applicable to offshore borrowings under the Credit Agreement.

As of March 31, 2000 and for the quarter then ended, the Company was in violation of the new minimum revenue and minimum EBITDA covenants and consolidated tangible net worth covenant under the Credit Agreement as amended. As of June 30, 2000 and for the quarter then ended, the Company was in violation of the new minimum EDITDA covenant and the consolidated tangible net worth covenant. As a result of these covenant violations, the lenders have the right at any time to declare the full amount outstanding under the Credit Agreement immediately due and payable. The Company and the lenders have discussed the covenant violations. As of this date, the lenders have not taken any action to enforce their rights under the Credit Agreement, nor have they waived their rights to declare a default based upon such covenant violations.

See further discussion of the Credit Agreement under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

            Number        Description
         ------------     ------------------------------------------------------
             27.1         Financial Data Schedule for the three months and six
                          months ended June 30, 2000

    (b) During the three months ended June 30, 2000, the Company filed the following reports on Form 8-K

         1. The Company filed a current report on Form 8-K, dated April 17, 2000, reporting under Item 5 and Item 7 its financial results for the year ended December 31, 1999 and restated financial results for the fourth quarter and year ended December 31, 1998 and the first three quarters of 1999.

         2. The Company filed a current report on Form 8-K, dated May 2, 2000, reporting under Item 4 and Item 7 the dismissal of PricewaterhouseCoopers LLP as its independent auditors.

         3. The Company filed a current report on Form 8-K, dated June 30, 2000, reporting under Item 5 and Item 7 its financial results for the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLIR SYSTEMS, INC.


Date        August 14, 2000                 /s/  Stephen M. Bailey
     ------------------------------         ------------------------------------
                                            Stephen M. Bailey
                                            Sr. Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer and Duly Authorized Officer)