Form 10-Q
period 2000-09-30
FLIR SYSTEMS INC
filed 2000-11-14
CIK 354908

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

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

At October 31, 2000, there were 14,499,504 shares of the Registrant's common stock, $0.01, par value, outstanding.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Operations -- Three Months
          and Nine Months Ended September 30, 2000 and 1999.......          3

          Consolidated Balance Sheet -- September 30, 2000 and
          December 31, 1999.......................................          4

          Consolidated Statement of Cash Flows -- Nine Months
          Ended September, 2000 and 1999..........................          5

          Notes to the Consolidated Financial Statements..........          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................         12

Item 3.   Quantitative and Qualitative Disclosures About Market            19
          Risk

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.......................................         20

Item 3.   Default Upon Senior Securities..........................         20

Item 4.   Submission of Matters to a Vote of Shareholders.........         20

Item 6.   Exhibits and Current Reports on Form 8-K................         21

          Signatures..............................................         22

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                           -------------------------------    -------------------------------
                                                   2000             1999              2000             1999
                                           --------------    -------------    --------------    -------------
                                                               (Restated)                         (Restated)
Revenue:
    Commercial..........................         $ 21,113          $27,093          $ 72,335         $ 78,832
    Government..........................           17,426           19,914            54,923           53,312
                                           --------------    -------------    --------------    -------------
                                                   38,539           47,007           127,258          132,144

Cost of goods sold......................           27,427           21,576            72,519           81,974
Research and development................            6,816            6,354            23,251           20,167
Selling and other operating costs.......           17,792           16,466            53,543           46,384
Combination costs.......................               --              524             1,217            5,152
                                           --------------    -------------    --------------    -------------
                                                   52,035           44,920           150,530          153,677

     Earnings (loss) from operations....          (13,496)           2,087           (23,272)         (21,533)

Interest expense........................            2,772            1,576             7,619            3,579
Other income - net......................             (242)              --              (258)             (18)
                                           --------------    -------------    --------------    -------------

     Earnings (loss) before income taxes          (16,026)             511           (30,633)         (25,094)

Income tax provision....................            2,569              550               733              917
                                           --------------    -------------    --------------    -------------

Net loss................................         $(18,595)         $   (39)         $(31,366)        $(26,011)
                                           ==============    =============    ==============    =============

Net loss per share:
   Basic................................           $(1.28)          $(0.00)           $(2.17)          $(1.83)
                                           ==============    =============    ==============    =============
   Diluted..............................           $(1.28)          $(0.00)           $(2.17)          $(1.83)
                                           ==============    =============    ==============    =============

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                  ASSETS
                                                                      September 30,          December 31,
                                                                          2000                   1999
                                                                      --------------         ------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents...............................             $   5,648               $  4,255
    Accounts receivable, net................................                36,627                 57,777
    Inventories.............................................                59,256                 64,374
    Prepaid expenses........................................                 3,076                  6,040
    Deferred income taxes...................................                 9,887                  7,216
                                                                         ---------               --------
      Total current assets..................................               114,494                139,662
Property and equipment, net.................................                17,099                 20,796
Deferred income taxes, net..................................                16,710                 16,499
Intangible assets, net......................................                16,976                 17,932
Other assets................................................                   654                  1,829
                                                                         ---------               --------
                                                                         $ 165,933               $196,718
                                                                         =========               ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable...........................................             $  96,945               $ 81,247
    Accounts payable........................................                11,647                 22,128
    Accrued payroll and other liabilities...................                21,991                 21,474
    Accrued income taxes....................................                 1,356                  3,207
    Current portion of long-term debt.......................                   978                  1,084
                                                                         ---------               --------
      Total current liabilities.............................               132,917                129,140
Long-term debt..............................................                   780                  1,497
Pension liability...........................................                 3,471                  3,879

Commitments and contingencies...............................                    --                     --

Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized; no shares issued at September 30, 2000,
      and December 31, 1999.................................                    --                     --

    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 14,494,993 and 14,388,600 shares issued at
      September 30, 2000, and December 31, 1999,
      respectively..........................................                   145                    144
    Additional paid-in capital..............................               143,850                143,318
    Accumulated deficit.....................................              (110,127)               (78,761)
    Accumulated other comprehensive loss....................                (5,103)                (2,499)
                                                                         ---------               --------
      Total shareholders' equity............................                28,765                 62,202
                                                                         ---------               --------
                                                                         $ 165,933               $196,718
                                                                         =========               ========

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                 --------------------------------------
                                                                           2000                 1999
                                                                 -----------------     ----------------
                                                                                           (Restated)
Cash used by operations:
    Net loss..................................................            $(31,366)            $(26,011)
    Income charges not affecting cash:
        Depreciation..........................................               6,850                4,854
        Amortization..........................................               1,201                2,041
        Disposals and write-offs of property and equipment....               2,485                  471
        Deferred income taxes.................................              (2,882)              (1,013)
    Changes in certain working capital components:
        Decrease in accounts receivable.......................              21,150               21,343
        Decrease in inventories...............................               5,118                1,364
        Decrease (increase) in prepaid expenses...............               2,964               (1,834)
        Decrease in other assets..............................                 958                  157
        (Decrease) increase in accounts payable...............             (10,481)                 205
        Increase (decrease) in accrued payroll and other
         liabilities..........................................                 517               (6,126)
        (Decrease) increase in accrued income taxes...........              (1,851)                 557
                                                                 -----------------     ----------------
    Cash used by operating activities.........................              (5,337)              (3,992)
                                                                 -----------------     ----------------
Cash used by investing activities:
    Additions to property and equipment.......................              (5,966)              (7,621)
                                                                 -----------------     ----------------
    Cash used by investing activities.........................              (5,966)              (7,621)
                                                                 -----------------     ----------------
Cash provided by financing activities:
    Net increase in notes payable.............................              15,698               28,359
    Proceeds from long term debt..............................                  --                1,538
    Repayment of long-term debt including current portion.....                (823)             (20,573)
    (Decrease) increase of pension liability..................                (408)                  47
    Proceeds from exercise of stock options...................                 241                  814
    Stock issued pursuant to employee stock purchase plan.....                 292                   --
                                                                 -----------------     ----------------
    Cash provided by financing activities.....................              15,000               10,185
                                                                 -----------------     ----------------
Effect of exchange rate changes on cash.......................              (2,304)                 775
                                                                 -----------------     ----------------
Net increase (decrease) in cash and cash equivalents..........               1,393                 (653)
Cash and cash equivalents, beginning of period................               4,255                4,793
                                                                 -----------------     ----------------
Cash and cash equivalents, end of period......................            $  5,648             $  4,140
                                                                 =================     ================

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

NOTE 2 - SPECIAL CHARGES:

Results of operations for the nine months ended September 30, 2000 include certain charges totaling $21.2 million, or $1.47 per share. The charges were $12.7 million, $7.3 million and $1.2 million recorded in the third, second and first quarters, respectively.

Charges to the third quarter were to adjust inventory carrying values and other expenses associated with streamlining the Company's manufacturing and corporate operations. These charges include charges of $9.2 million to cost of sales primarily for inventory reserves related to certain low margin products and older products that the company is phasing out, and $3.5 million of charges to operating and other expenses associated with workforce reductions and related costs, and write-offs of certain assets.

The second quarter charges of $7.3 million include $6.9 million recorded to adjust accounting entries from prior years. These charges relate to cost accumulation entries for inventory, research and development and other costs that were made in prior years. The effect of each of these charges on prior years is not material. There were also workforce reduction charges of $0.4 million recorded in the quarter.

The charge of $1.2 million in the first quarter was for the write-off of certain assets related to the merger with Inframetrics. These charges are included in combination costs, a separate line item in operating expenses.

NOTE 3 -- NET EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------   --------------------------
                                                 2000           1999          2000           1999
                                            -----------     -----------   ------------    ---------
Weighted average number of common shares
 outstanding.............................        14,484         14,311        14,452         14,213
Dilutive stock options...................            --             --            --             --
                                            -----------     -----------   ------------    ---------
Diluted shares outstanding...............        14,484         14,311        14,452         14,213
                                            ===========     ===========   ============    =========

Potentially dilutive securities that are not included in the diluted earnings per share calculation because they would have been anti-dilutive include the following:

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------   --------------------------
                                                  2000           1999          2000           1999
                                            -----------   ------------   -----------   ------------
Stock Options............................         2,153          1,574         2,153          1,574
                                            ===========   ============   ===========   ============

NOTE 4 -- INVENTORIES:

Inventories consist of the following (in thousands):

                                                          September 30,          December 31,
                                                              2000                   1999
                                                      -------------------   --------------------
Raw material and subassemblies.....................               $31,483                $32,452
Work-in-progress...................................                14,847                 15,261
Finished goods.....................................                12,926                 16,661
                                                      -------------------   --------------------
                                                                  $59,256                $64,374
                                                      ===================   ====================

NOTE 5 -- CHANGES IN SHAREHOLDERS' EQUITY:

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                               Accumulated
                                                                    Additional                   Other                    Total
                                             Preferred    Common     Paid-in     Accumulated   Comprehensive           Comprehensive
                                               Stock      Stock      Capital       Deficit        Loss          Total      Loss
                                            ----------    ------    ----------   -----------   -------------  -------- -------------
Balance, December 31, 1999...............    $      --      $144      $143,318      $ (78,761)    $(2,499)    $ 62,202
Common stock options exercised...........           --        --           241             --          --          241
Stock issued pursuant to employee share
 purchase plan...........................           --         1           291             --          --          292
Net loss for the nine month period.......           --        --            --        (31,366)         --      (31,366)  $(31,366)
Foreign translation adjustment...........           --        --            --             --      (2,604)      (2,604)    (2,604)
                                             ---------      ----      --------      ---------     -------     --------   --------
Balance, September 30, 2000..............    $      --      $145      $143,850      $(110,127)    $(5,103)    $ 28,765
                                             =========      ====      ========      =========     =======     ========
Comprehensive loss,  nine months ended
 September 30, 2000......................                                                                                $(33,970)
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

NOTE 6 - LITIGATION:

Beginning on March 13, 2000, five complaints alleging violations of the federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Oregon. Upon order of the Court, plaintiffs in those actions filed a consolidated complaint on July 24, 2000. The consolidated complaint names the Company, Robert P. Daltry, J. Kenneth Stringer, III, and J. Mark Samper as defendants. The complaint purports to be filed on behalf of a class of purchasers of the Company's common stock between March 3, 1999 and March 3, 2000 and alleges that the defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by intentionally issuing false and/or misleading statements regarding the Company's financial results in the Company's SEC filings and in press releases and other public statements. The complaint does not specify the amount of damages that plaintiffs seek. The Company intends to contest the litigation vigorously and has filed a motion to dismiss the complaint, based on the specificity requirements of the Private Securities Litigation Reform Act of 1995, which will be heard in mid-November.

The Company was involved in other litigation, investigations of a routine nature and various legal matters during the first nine months of 2000 that are being defended and handled in the ordinary course of business.

While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

NOTE 7 - INFRAMETRICS MERGER:

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

The inventory reserve relates to duplicative product lines created by the merger and was included in cost of goods sold. As of September 30, 2000 the Company had written-off and disposed of inventories totaling $20.1 million. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs were included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom,

Germany and France. As of September 30, 2000 the Company has no remaining accruals related to the transaction costs and cost to exit activities.

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                             FLIR              Inframetrics
                                     -----------------      -----------------
Revenue..........................              $25,171                $13,650
                                     -----------------      -----------------
Net (loss) earnings..............              $(3,279)               $   177
                                     =================      =================

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

Operating segment information including revenue and gross profit are as follows (in thousands):

                                         Nine Months Ended September 30,
                      ------------------------------------------------------------------
                                    2000                               1999
                      -------------------------------   --------------------------------
                                             Gross                             Gross
                          Revenue            Profit           Revenue          Profit
                      --------------   --------------   --------------    --------------
                                                           (Restated)        (Restated)
Commercial.........         $ 72,335          $36,417         $ 78,832           $39,069
Government.........           54,923           18,322           53,312            11,101
                      --------------   --------------   --------------    --------------
Total..............         $127,258          $54,739         $132,144           $50,170
                      ==============   ==============   ==============    ==============

All long-lived assets are generally located in the United States with the exception of property and equipment. Property and equipment is located in the following geographic areas (in thousands):

                                                    September 30,         December 31,
                                                        2000                  1999
                                                -------------------   ------------------
United States................................          $13,858              $16,968
Europe.......................................            3,241                3,828
                                                -------------------   ------------------
                                                       $17,099              $20,796
                                                ===================   ==================

NOTE 9 - RESTATEMENT:

In November 2000, the Company determined that it was necessary to revise its financial statements for the quarterly periods ended September 30, 1999 and December 31, 1999, respectively. The restatements were required because of the incorrect timing and recording of certain revenue and expense items as between the quarters ended September 30, 1999 and December 31, 1999, respectively, that were not identified and corrected through previous restatements for 1999. Because these restatements had no impact on financial statements for the year ended December 31, 1999, no restatement is necessary for the year ended December 31, 1999. For the quarter ended September 30, 1999, the restatement resulted in a reduction of $6.1 million in revenue and a corresponding reduction of $1.8 million in cost of goods sold and an increase of $2.5 million in other operating costs, thereby reducing net earnings by $6.2 million for the period. Corresponding and offsetting increases in revenue, cost of goods sold and net earnings and a decrease in other operating costs are recognized in the restatements to the quarter ended December 31, 1999. Other changes in revenue reflect the reclassification of revenue between revenue segments to be consistent with segment reporting for 2000.

The financial statements and related notes set forth in this Form 10-Q for the three and nine months ended September 30, 1999 and as of September 30, 1999 reflect all such restatements, including the change to the tax provision.

A summary of the impact of the restatements follows (in thousands except per share amounts):

Results of Operations                                  Three Months Ended                   Nine Months Ended
---------------------                                  September 30, 1999                   September 30, 1999
                                               --------------------------------    ---------------------------------
                                                  Previously            As             Previously            As
                                                   Reported          Restated           Reported          Restated
                                               ---------------   --------------    ---------------    --------------
Revenue:
    Commercial.............................            $35,624          $27,093           $ 90,855          $ 78,832
    Government.............................             17,515           19,914             47,421            53,312
                                               ---------------   --------------    ---------------    --------------
                                                        53,139           47,007            138,276           132,144

Cost of goods sold.........................             23,370           21,576             83,768            81,974
Research and development...................              6,354            6,354             20,167            20,167
Selling and other operating costs..........             13,966           16,466             43,884            46,384
Combination costs..........................                524              524              5,152             5,152
                                               ---------------   --------------    ---------------    --------------
                                                        44,214           44,920            152,971           153,677

     Earnings (loss) from operations.......              8,925            2,087            (14,695)          (21,533)

Interest expense...........................              1,576            1,576              3,579             3,579
Other income - net.........................                 --               --                (18)              (18)
                                               ---------------   --------------    ---------------    --------------

     Earnings (loss) before income taxes...              7,349              511            (18,256)          (25,094)

Income tax provision.......................              1,170              550              1,537               917
                                               ---------------   --------------    ---------------    --------------

Net earnings (loss)........................            $ 6,179          $   (39)          $(19,793)         $(26,011)
                                               ===============   ==============    ===============    ==============

Net earnings (loss) per share:
   Basic...................................              $0.43           $(0.00)            $(1.39)           $(1.83)
                                               ===============   ==============    ===============    ==============
   Diluted.................................              $0.43           $(0.00)            $(1.39)           $(1.83)
                                               ===============   ==============    ===============    ==============

Financial Position                                              September 30, 1999
------------------                                      --------------------------------
                                                           Previously             As
                                                            Reported           Restated
                                                        --------------    --------------
Accounts receivable, net                                      $ 69,231          $ 63,099
Inventories                                                     68,258            70,052
Total current assets                                           156,300           151,962
Total assets                                                   220,434           216,096
Accrued payroll and other liabilities                           17,954            20,454
Accrued income taxes                                             5,070             4,450
Total current liabilities                                      116,816           118,696
Accumulated deficit                                            (43,917)          (50,135)
Total shareholders' equity                                      97,909            91,691
Total liabilities and shareholders' equity                     220,434           216,096

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (1999 amounts have been restated as discussed in Note 9):

     Overview. The Company recorded a net loss of $18.6 million, or $1.28 per share, for the third quarter of 2000, compared to a net loss of $0.0 million, or $0.00 per share for the third quarter of 1999. For the nine months ended September 30, 2000, the Company recorded a net loss of $31.4 million, or $2.17 per share, compared to a net loss of $26.0 million, or $1.83 per share, for the nine months ended September 30, 1999.

Results of operations for the nine months ended September 30, 2000 include certain charges totaling $21.2 million, or $1.47 per share. The charges were $12.7 million, $7.3 million and $1.2 million recorded in the third, second and first quarters, respectively. During the course of the year, the Company, under new management, has been restructuring its operations to improve profitability. As a result, the Company has recorded certain costs associated with realigning its operations to focus on higher margin products, eliminate aged or lower margin products, improve manufacturing efficiencies and reduce production and distribution costs.

Charges to the third quarter were to adjust inventory carrying values and other expenses associated with streamlining the Company's manufacturing and corporate operations. These charges include charges of $9.2 million to cost of sales primarily for inventory reserves related to certain low margin products and older products that the company is phasing out, and $3.5 million of charges to operating and other expenses associated with workforce reductions and related costs, and write-offs of certain assets.

The second quarter charges of $7.3 million include $6.9 million recorded to adjust accounting entries from prior years. These charges relate to cost accumulation entries for inventory, research and development and other costs that were made in prior years. The effect of each of these charges on prior years is not material. There were also workforce reduction charges of $0.4 million recorded in the quarter.

The charge of $1.2 million in the first quarter was for the write-off of certain assets related to the merger with Inframetrics. These charges are included in combination costs, a separate line item in operating expenses.

     Revenue. The Company's revenue for the three months ended September 30, 2000 decreased 18.0 percent, from $47.0 million in the third quarter of 1999 to $38.5 million in the third quarter of 2000. Commercial revenue declined 22.1 percent, from $27.1 million in the third quarter of 1999 to $21.1 million in the third quarter of 2000. The decrease in commercial revenue of $6.0 million was due in part to delays in approval of U.S. export licenses for certain of the Company's thermography products ($2.5 million), delays in orders in anticipation of the introduction of the new thermography products ($2.5 million) and the impact of currency translations on sales in Europe ($1.0 million).

Revenue from the sale of systems to government customers decreased $2.5 million or 12.5 percent, from $19.9 million in the third quarter of 1999 to $17.4 million in the third quarter of 2000. The decrease in government revenue was primarily due to the timing of deliveries on certain government programs.

Revenue for the nine months ended September 30, 2000 decreased $4.8 million or
3.7 percent, from $132.1 million in the first nine months of 1999 to $127.3 million in the first nine months of 2000. Commercial revenue for the nine months ended September 30, 2000 declined $6.5 million or 8.2 percent from $78.8 million in the first nine months of 1999 to $72.3 million in the first nine months of 2000. The decrease in commercial revenue was due in part to delays in approval of U.S. export licenses for certain of the Company's thermography products and the impact of currency translation on sales in Europe, as well as delays in orders in anticipation of the introduction of new thermography products.

Revenue from the sale of systems to government customers for the nine months ended September 30, 2000 totaled $54.9 million, an increase of $1.6 million or
3.0 percent from the $53.3 million in revenue generated in the first nine months of 1999.

Revenue from sales outside the United States increased as a percentage of total revenue from 33.4 percent to 45.6 percent for the quarters ended September 30, 1999 and 2000, respectively. For the first nine months of 2000, revenue from sales outside the United States constituted 43.8 percent of total revenue, as compared to 37.5 percent for the first nine months of 1999. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

     Gross profit. Gross profit for the quarter ended September 30, 2000 was $11.1 million compared to $25.4 million for the same quarter last year. As a percentage of revenue, gross profit declined to 28.8 percent in the third quarter of 2000 compared to 54.1 percent in the third quarter of 1999. The decline was primarily due to charges in the quarter totaling $9.2 million to adjust inventory carrying values and record other expenses associated with refocusing the Company's manufacturing operations on higher margin products and improving manufacturing efficiencies. Without these charges, gross profit would have been 52.7 percent.

Gross profit for the nine months ended September 30, 2000 was $54.7 million compared to $50.2 million for the nine months ended September 30, 1999. As a percentage of revenue, gross profit was 43.0 percent for the nine months ended September 30, 2000 compared to 38.0 percent for the nine months ended September 30, 1999. Without the current year charges to adjust accounting entries from prior years totaling $4.0 million recorded in the second quarter and other charges in the nine months totaling $9.3 million, gross profit would have been $68.0 million or 53.4 percent of revenue.

Included in cost of goods sold for the nine months ended September 30, 1999 is a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have been 53.2 percent for the nine months ended September 30, 1999.

     Research and development. Research and development expense for the third quarter of 2000 totaled $6.8 million, compared to $6.4 million in the third quarter of 1999. Research and development expense as a percentage of revenue increased from 13.5 percent to 17.7 percent for the three months ended September 30, 1999 and 2000, respectively. Research and development expense in the third quarter includes a $0.9 million charge for expenses associated with the realignment of the Company's operations. Without this charge, research and development expense would have been $5.9 million or 15.4 percent of revenue for the three months ended September 30, 2000.

Research and development expense for the first nine months of 2000 totaled $23.3 million, an increase from $20.2 million in the first nine months of 1999. Research and development expense as a percentage of revenue increased from 15.3 percent to 18.3 percent for the nine months ended September 30, 1999 and 2000, respectively. Research and development expense in the nine month period ended September 30, 2000 includes second quarter charges to adjust accounting entries from prior years totaling $2.1 million and the $1.0 million charges in the nine months for expenses associated with streamlining the Company's manufacturing operations. Without these charges, research and development expense would have been $20.2 million or 15.8 percent of revenue for the nine months ended September 30, 2000.

The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first half of the year than on a full year basis.

     Selling and other operating costs. Selling and other operating costs increased from $16.5 million to $17.8 million for the quarters ended September 30, 1999 and 2000, respectively. Selling and other operating costs as a percentage of revenue increased from 35.0 percent to 46.2 percent. Selling and other operating costs for the third quarter of 2000 included charges totaling $2.4 million associated with the streamlining of the Company's manufacturing and corporate operations. Without these charges, selling and other operating costs would have been $15.4 million or 39.9 percent of revenue for the quarter ended September 30, 2000, a $1.1 million decrease from the quarter ended September 30, 1999.

Selling and other operating costs increased from $46.4 million in the first nine months of 1999 to $53.5 million in the first nine months of 2000. Selling and other operating costs as a percentage of revenue increased from 35.1 percent to
42.1 percent. Selling and other operating costs for the nine month period ended September 30, 2000 includes charges to adjust accounting entries from prior years totaling $0.8 million and charges totaling $2.6 million associated with refocusing the Company's manufacturing and corporate operations. Without theses charges, selling and other operating costs as a percentage of revenue was
39.4 percent for the nine months ended September 30, 2000. In addition to the charges to adjust accounting entries from prior years, the increase in absolute dollar terms was due to increases in audit and legal fees ($1.2 million), increased depreciation ($1.0 million) related to the Company's enterprise resource planning system implemented in April, 1999, and other selling, marketing, and administrative overhead expense increases.

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

     Interest expense. Interest expense increased from $1.6 million in the third quarter of 1999 to $2.8 million for the quarter ended September 30, 2000, due to increased debt levels and increased interest rates. Interest expense increased from $3.6 million in the first nine months of 1999 to $7.6 million in the first nine months of 2000 due to these same factors.

     Income taxes. The income tax provision of $2.6 million and $0.7 million for the three months and nine months ended September 30, 2000, respectively, reflects revisions to the Company's estimate of expected year-end earnings and losses in its various tax jurisdictions. Certain foreign subsidiaries are expected to have taxable income while the combined entities are expected to have a consolidated loss. Given the recurring losses in certain tax jurisdictions, no benefit has been provided for in the income statement for such losses. Management is continuing to assess the extent and timing of future profitability. If management's forecast of future earnings differs from actual results, the Company may need to record a further valuation against its deferred tax assets.

Liquidity and Capital Resources

At September 30, 2000, the Company had short-term borrowings net of cash on hand of $91.3 million compared to $89.7 million at June 30, 2000 and compared to $77.0 million at December 31, 1999. The increase in short-term borrowings during the nine months ended September 30, 2000, was primarily due to operating losses and capital expenditures during the period.

Accounts receivable decreased from $57.8 million at December 31, 1999 to $36.6 million at September 30, 2000. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 112 at December 31, 1999 to 79 at September 30, 2000. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At September 30, 2000 the Company had inventories on hand of $59.3 million compared to $64.4 million at December 31, 1999. The decrease was primarily the result of adjustments to inventory carrying values partially offset by higher inventory levels as a result of lower than anticipated revenues in the third quarter.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $6.0 million and $7.6 million for the nine months ended September 30, 2000 and 1999, respectively.

The Company has a Credit Agreement with a number of banks that provides it with a $95.5 million revolving line of credit. Interest on borrowings under the agreement is at a fluctuating rate generally equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate of the primary lender for domestic borrowings, and LIBOR for offshore borrowings. The interest rates on borrowings under the agreement increase as the Company's consolidated debt level increases. The weighted average interest rate on borrowings at September 30, 2000 was 12.1 percent.

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

As of March 31, 2000 and September 30, 2000 and for the quarters then ended, the Company was in violation of the new minimum revenue and minimum EBITDA covenants and the consolidated tangible net worth covenant under the Credit Agreement, as amended. As of June 30, 2000 and for the quarter then ended, the Company was in violation of the new minimum EDITDA covenant and the consolidated tangible net worth covenant.

The Company currently has a forbearance agreement in place with the lenders under the Credit Agreement until December 15, 2000. This forbearance is related to the defaults under the Credit Agreement as amended due to the violation of the new financial covenants. All advances currently bear interest at the default rate (currently at 12.25 percent) provided in the Credit Agreement. Presently the Company and the lenders are exploring the prospective development of a longer-term loan agreement. If the Company is unable to negotiate a longer-term financing arrangement with the banks, renegotiate the terms of the Credit Agreement or obtain additional forebearance from the lenders by December 15, 2000, the lenders may exercise their rights under the Credit Agreement, including acceleration of all amounts due under the Credit Agreement. The renegotiation of this lending facility is a critical step in the future liquidity of the Company and the inability to renegotiate such terms by the Company could have a material adverse affect on the Company. The Company has been advised by its independent public accountants that if these uncertainties are not resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified for a going concern uncertainty.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kroner (approximately $4.2 million) line of credit bearing interest at
4.3 percent at September 30, 2000.

At September 30, 2000, the Company had $95.5 million outstanding under the Credit Agreement and $1.4 million outstanding under the Swedish Kroner line of credit.

The use of cash for operating activities in the first nine months of 2000 was $5.3 million, compared to $4.0 million for the first nine months of 1999. Use of cash increased as the result of increased net loss. The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

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

The Company is still evaluating the impact of implementing SAB 101, including recently released interpretations by the SEC staff, and is currently unable to predict if such final interpretations will materially affect the timing and predictability of revenue recognition.

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of these pronouncements to have a material impact on its financial position or results of operations.

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

As of March 31, 2000 and September 30, 2000 and for the quarters then ended, the Company was in violation of the new minimum revenue and minimum EBITDA covenants and the consolidated tangible net worth covenant under the Credit Agreement, as amended. As of June 30, 2000 and for the quarter then ended, the Company was in violation of the new minimum EDITDA covenant and the consolidated tangible net worth covenant. The Company currently has a forbearance agreement in place with its creditors until December 15, 2000.

See further discussion of the Credit Agreement under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4.   Submission of Matters to a Vote of Shareholders

The Company's annual shareholders' meeting was held on Tuesday, August 15, 2000, at which the following persons were elected to the Board of Directors by a vote of the shareholders, by the votes and for the terms indicated:

                                                   Vote
                                 ---------------------------------------
                                                            Withhold             Term
          Director                       For               Authority            Ending
-----------------------------    -----------------    ------------------    ------------
Earl R. Lewis                           12,675,903               108,311            2003
Ronald L. Turner                        12,674,403               109,811            2003
Steven E. Wynne                         12,673,842               110,372            2003

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

         Number     Description
         ------     -----------
          27.1      Financial Data Schedule for the three months and nine
                    months ended September 30, 2000

(b) During the three months ended September 30, 2000, the Company filed the following reports on Form 8-K

     1. The Company filed a current report on Form 8-K, dated July 13, 2000, reporting under Item 4 the engagement of Arthur Andersen LLP as its independent auditors, and Item 5 the SEC investigation relating to the Company.
     2. The Company filed a current report on Form 8-K, dated August 15, 2000, reporting under Item 5 and 7 its financial results for the quarter ended June 30, 2000.
     3. The Company filed a current report on Form 8-K, dated August 30, 2000, reporting under Item 5 and 7 the press release on Company's workforce reduction.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FLIR SYSTEMS, INC.


Date      November 14, 2000             /s/  Stephen M. Bailey
     ---------------------------       -------------------------
                                       Stephen M. Bailey
                                       Sr. Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Accounting and Financial
                                       Officer and Duly Authorized Officer)