Form 10-K
period 2000-12-31
FLIR SYSTEMS INC
filed 2001-04-02
CIK 354908

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the year ended December 31, 2000.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [_]

   As of March 15, 2001, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $108,939,602.

   As of March 15, 2001, there were 14,583,085 shares of the Registrant's common stock, $0.01, par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2001 Annual Meeting of Shareholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               FLIR SYSTEMS, INC.

                                   FORM 10-K

                                 ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

Item 1   Business...............................................................................   1
Item 2   Properties.............................................................................  12
Item 3   Legal Proceedings......................................................................  13
Item 4   Submission of Matters to a Vote of Security Holders....................................  13

                                    PART II

Item 5   Market for Registrant's Common Equity and Related Shareholder Matters..................  13
Item 6   Selected Consolidated Financial Data...................................................  14
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  15
Item 7A  Quantitative and Qualitative Disclosure about Market Risk..............................  20
Item 8   Financial Statements and Supplementary Data............................................  21
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..  45

                                    PART III

Item 10  Directors and Executive Officers of the Registrant.....................................  46
Item 11  Executive Compensation.................................................................  46
Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  46
Item 13  Certain Relationships and Related Transactions.........................................  46

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  46

SIGNATURES.....................................................................................   49

FINANCIAL STATEMENT SCHEDULES..................................................................   50

                                     PART I

ITEM 1. BUSINESS

General

   We are a world leader in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of commercial, industrial and government applications. Our products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for surveillance or inspection applications; sealed, autonomous systems for fixed continuous monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. Our thermal imaging systems use advanced infrared imaging technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in all types of adverse conditions, including through smoke, haze and most types of fog. Many of our products also incorporate visible light cameras, laser range finders, laser illuminators, image analysis software and gyro-stabilized gimbal technology. An example of a gyro-stabilized gimbal is the ball-shaped object that you might see attached to the nose of a television news station's helicopter. These balls, or gimbals, contain broadcast quality cameras and, sometimes, thermal imaging cameras, which allow news stations to cover breaking stories or provide a view to areas which may normally be closed due to safety reasons.

   Our products provide state-of-the-art imaging and stabilization technology, innovative packaging and competitive pricing. Our modular product designs and image analysis software tools increase our ability to provide products that are specifically tailored to meet individual customer requirements. Our infrared products incorporate two types of leading edge infrared detector technology. Our high performance products utilize "cooled" detector technology, offering the best sensitivity and resolution for long-range applications or those requiring high measurement precision. Our mainstream temperature measurement products incorporate "uncooled" detector technology, which can be produced in high volumes at lower prices. This technology is also being used for commercial applications and surveillance missions requiring low cost or continuous operation cameras.

Industry Overview

 Background

   Infrared radiation is light that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials that have a temperature above absolute zero. Thermal imaging systems are used to detect this infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a common TV monitor. These systems are distinguished from one another by their capability to detect and resolve infrared radiation, the clarity of the image displayed, detection range, system reliability, price and adaptability to a variety of customer requirements. Thermal imaging systems, unlike night vision goggles, enable the operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Thermal imaging systems are not adversely affected by the presence of light, so they can be used day or night without regard to ambient lighting issues. Commercial thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of industrial applications.

   Early applications of thermal imaging technology primarily involved the use of expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were far more important than price in purchasing decisions. A simpler form of the technology was also employed in limited industrial applications such as detecting heat loss from buildings or houses, where price was more important than sophisticated performance. Consequently, a large group of potential commercial and government users did not use thermal imaging technology since available systems either failed to meet performance requirements or were too expensive.

   An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is the primary component of a thermal imaging system. Until recently, thermal imaging systems relied on infrared detectors that needed to be cooled to near absolute zero (-196(degrees)C) in order to operate. This technology is sometimes referred to as "cooled" detector technology. In the past, cooling these detectors was problematic, particularly in field applications requiring battery power. Today, many of our applications are served by a new generation of "uncooled" detectors that operate at room temperature. This feature allows for less expensive, smaller, lighter, more energy efficient, solid-state systems. These factors are expected to increase the demand for such systems in existing market segments and create demand in new market segments, such as fire fighting and machine vision. FLIR has established a multi-year exclusive relationship for the supply of uncooled detectors into certain key markets. This relationship allows us to obtain top quality uncooled detectors from the leading supplier of this technology. Despite the advantages of uncooled technology, cooled systems will continue to play a significant role in military and certain commercial applications due to the longer-range performance capabilities of these systems. FLIR has developed it's own "micro-cooler" which efficiently cools these detectors under battery power in almost any environment. The availability of the micro-cooler, coupled with FLIR's purchasing volume for cooled detectors from multiple suppliers has resulted in strategic advantages in addressing the military, law enforcement and surveillance markets that we serve with products based on this technology.

Markets

   The Company is divided into two divisions, according to the markets they serve. These are "Thermography," where infrared cameras that provide precise non-contact temperature measurement capabilities are used for a variety of industrial applications, and "Imaging," where a range of medium and high performance stabilized infrared and visual imaging systems are used in a variety of vision enhancement applications.

   Thermography Market. The Thermography market is comprised of a broad range of applications where both imaging and temperature measurement are combined. This market has evolved from the use of simple heat sensing devices to sophisticated radiometric (temperature measuring) instruments that use a variety of accessories and extensive image analysis software. The increasing emphasis on improving manufacturing efficiency and product quality, underscored by the growing importance of quality assurance programs such as International Standards Organization (ISO) 9000 and the increasing complexity of manufacturing processes, has expanded the industrial market. Uncooled detector technology has created opportunities to further penetrate existing market segments as well as creating demand in new markets that can benefit from the enhanced performance and lower cost of such technology. The growth of the industrial market has also been driven by improvements in hardware functionality, enhanced image analysis software performance and declining hardware prices.

   The Thermography market primarily consists of the following market segments:

 Condition Monitoring           Thermography systems are used for monitoring
                                the condition of mechanical and electrical
                                equipment. Such monitoring allows for the
                                detection of equipment faults (manifested as
                                hot spots) so they can be repaired before they
                                fail. This increases the equipment's
                                productivity and avoids catastrophic failures
                                or major equipment damage. This also, in turn,
                                significantly reduces operating expenses by
                                lowering repair costs and reducing downtime.
                                Improved functionality of image analysis
                                software, smaller size and weight, and
                                simplicity of system operation are critical
                                factors for this market segment. Specific
                                condition monitoring applications include
                                locating and repairing defective power
                                transmission components or electrical
                                connections, predicting the end of life of
                                bearings in rotating machinery, evaluating the
                                integrity or amount of insulation in a building
                                or container and locating roof leaks and
                                related damage.

 Product Development            Because of its non-destructive analysis
                                capability, thermography systems are a useful
                                tool in a wide variety of research and
                                development applications. As industry is driven
                                to make smaller, lighter and more powerful
                                electronic products, the problem of dealing
                                with self-generated heat is becoming
                                increasingly difficult. Our systems provide the
                                ability to view thermal distribution in real
                                time for products as small as hybrid IC
                                circuits and as large as jet or rocket engines.
                                Common applications include product development
                                of cell phones, laptop computers,
                                telecommunications equipment, consumer
                                appliances, automotive components and aircraft
                                engines. The thermography systems that are
                                applied in research and development
                                applications typically require very high
                                imaging performance and measurement precision,
                                coupled with extensive analysis and reporting
                                software.

 Manufacturing Process Control  The ability to determine whether a manufacturing process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermography systems allow for the monitoring and control of heat, which is necessary in virtually all industrial processes. Thermography systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials.
                                Thermography applications for manufacturing process control are varied and extensive, including monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mold, monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process, and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect.

 Emerging Market Opportunities  New market segments for thermography are developing due to the availability, cost effectiveness and enhanced performance characteristics of uncooled detector technology. As system prices decline, uncooled thermography systems will provide cost effective solutions for a wide variety of new commercial applications. These may include such applications as the monitoring of food distribution, storage and preparation. Other applications such as automotive engine analysis, animal care, leak detection and non-destructive testing may grow as uncooled detector technology becomes more widespread.

   Imaging Market. The Imaging market is comprised of a broad range of imaging applications where temperature measurement is not required, but vision enhancement is. However, with our infrared camera systems, differences in temperature are used to create an image. The primary focus of this segment is to provide enhanced vision capabilities to a wide variety of military and non-military customers. Our systems typically provide the capability to detect an object over long distances, day or night, through adverse weather conditions. This capability can be realized from a wide variety of platforms, including airborne, vehicle mounted, man portable and fixed installation. Although the majority of our imaging applications require the use of cooled detector technology due to their long-range nature, uncooled systems are also being used for certain ground-based security and handheld observation applications. Customers in the military and law enforcement market segments demand affordable high performance systems that can be mounted on a variety of helicopters, airplanes and ships, operate in demanding climatic conditions and perform a variety of tasks requiring high image quality and stabilization. Software capabilities within the systems typically address specific customer mission requirements and aircraft instrument or network interfaces.

   The Imaging market primarily consists of the following market segments:

 Search and Rescue              Imaging systems are used in a variety of
                                airborne and shipborne search and rescue
                                missions, including the rescue of individuals
                                in danger or distress or by providing emergency
                                or disaster response support for missing
                                persons or accident victims. Such systems are
                                in use today by the US Coast Guard, US Marines,
                                the Air Force Reserve and Air National Guard.

 Federal Drug Interdiction      Imaging systems enable government agencies to
                                expand their drug interdiction and support
                                activities by allowing greater surveillance and
                                detection capabilities. FLIR has already
                                supplied several systems as part of "Plan
                                Colombia," a $1.3 billion US government program
                                 for drug interdiction support. Systems are
                                also in use by the US Customs Service, DEA and
                                the FBI in airborne, ground and maritime
                                applications.

 Surveillance and               Imaging systems are used in surveillance and
  Reconnaissance                reconnaissance applications for the precise
                                positioning of objects or people from
                                substantial distances and for enhanced
                                situational awareness, particularly at night or
                                in conditions of reduced or obscured
                                visibility. FLIR systems are in use today by
                                the US Army, US Air force, several
                                international organizations and many federal
                                law enforcement agencies.

 Navigation Safety              Imaging systems are used in navigation safety
                                applications to improve missions by enabling
                                crews piloting aircraft or ships to see terrain
                                and objects and to detect and avoid obstacles
                                at night and in conditions of limited
                                visibility due to smoke, haze or fog.

 Border and Maritime Patrol     Imaging systems are used in airborne, shipborne
                                and fixed installation applications for border
                                and maritime surveillance, particularly at
                                night, to monitor borders and coastal waters,
                                to monitor national fishing boundaries and to
                                prevent smuggling. FLIR systems cameras are
                                currently deployed along US borders under a US
                                Immigration and Naturalization Service program
                                called "ISIS."

 Environmental Monitoring       Imaging systems are used in environmental
                                monitoring applications including forest fire
                                detection and suppression, oil spill detection
                                and monitoring, and wildlife management.

 Perimeter Security             Imaging systems are used for ground-based
                                surveillance and perimeter security of
                                government and military installations,
                                particularly at night. The US Air Force is
                                currently using our imaging systems extensively
                                for perimeter security of its foreign airbase
                                locations.

 Electronic News Gathering      The use of airborne observation and broadcast
                                systems has become a standard tool for
                                television stations and broadcast networks.
                                News stations with this capability have the
                                ability to provide close-up coverage of events,
                                disasters or safety restricted areas to their
                                viewing audiences. This market segment
                                typically requires very high performance
                                daylight cameras installed in highly stabilized
                                gimbal turrets for mounting on news
                                helicopters. Systems need to provide high
                                resolution, jitter-free video, which can be
                                down-linked to the production studio or command
                                center on a real-time basis.

 Law Enforcement                FLIR is a leader in the supply of stabilized
                                airborne imaging systems for federal, state and
                                local law enforcement agencies. Agencies with
                                this type of equipment have the ability to
                                track suspects, locate lost people and provide
                                situational awareness to officers on the
                                ground. Systems designed for this market
                                typically have both an infrared and a visible
                                light camera installed in a smaller,
                                lightweight gimbal. Systems must be reliable,
                                easy to use and have good imaging and recording
                                capabilities. Applications should increase as
                                system size and weight continue to decline,
                                enabling the use of systems on small and
                                weight-restricted helicopters. In addition, law
                                enforcement agencies have established thermal
                                imaging as a primary support tool and should
                                continue to take advantage of public support
                                for this type of law enforcement.

Technology

   We use our expertise in diverse technologies and manufacturing capabilities to develop and produce sophisticated thermal imaging systems. In order to produce cost-effective products and shorten the product development cycle, we integrate the following engineering disciplines and manufacturing processes:

 System Design and Radiometry   Our extensive experience in stabilization,
                                packaging and systems integration allow us to
                                effectively combine a wide variety of
                                technologies to design and manufacture imaging
                                systems to suit our customers needs. We also
                                possess the specialized system design knowledge
                                required to produce imaging systems that can
                                accurately measure temperature--a critical tool
                                for many commercial and industrial
                                applications.

 Software Development           We recognize that software is the key to
                                customization and evolution of our products.
                                Each of our products utilizes a combination of
                                custom embedded and desktop software products.
                                Currently, we possess the capability to develop
                                and refine all types of software used in our
                                systems. We also develop and deploy software
                                that is used for testing and characterization
                                of our systems.

 Optical Design and Fabrication We currently design and manufacture many of the sophisticated optics that are required to produce a thermal imaging system. This capability allows us to significantly shorten the product development cycle and avoid costs and delays associated with a reliance on third-party optics suppliers.

 Electronic Design              We design signal processing circuits that
                                interface directly with detector arrays to
                                convert detected infrared radiation into
                                electronic signals. We also design the
                                electronic image processing that is necessary
                                to convert the electronic signals into standard
                                video format. Our design expertise lies in the
                                areas of reliability, low power consumption and
                                extreme environmental survivability.

 Mechanical Engineering         Our design and production of imaging systems
                                involves highly sophisticated mechanical
                                engineering techniques. Such sophisticated
                                techniques are critical for the design and
                                assembly of the supporting structures for
                                system components such as detector arrays,
                                coolers, scanners and optics, which must meet
                                high-precision mechanical tolerances.
                                Similarly, the gyro-stabilized gimbal assembly
                                for our imaging products requires expertise in
                                electro-mechanical control, gyroscopes and
                                specialized stabilization controls.

Products

   Thermography Products. In the Thermography division, we manufacture products that are sold to commercial, industrial, research and machine vision customers. For industrial customers, we have developed thermography systems that feature accurate temperature measurement, storage and analysis. These systems comprise two categories: handheld cameras and fixed installation cameras. All systems use a common-core imaging system, the majority of which incorporate proprietary uncooled sensor technology. The handheld cameras look and function much like a standard camcorder, utilizing off-the-shelf technologies for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capability with common factory automation systems. The products have continued to be evolved on an annual basis with new models being introduced to the market featuring enhancements in functionality and performance responding to customer requests. This keeps the product line up to date, competitive and continuing to generate follow-on upgrade revenues.

   Our strong market position is enhanced and maintained with the offering of key post-processing software packages that are developed internally. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications. Customers are supported through our "Infrared Training Center" business unit, which provides comprehensive training, certification and applications engineering from several corporate locations or at the customer's site.


 ThermaCAM(R) PM Series         The ThermaCAM line of thermography systems set
                                the standard that all other manufacturers
                                follow. This product was the world's first
                                commercially available handheld radiometric
                                system incorporating uncooled infrared focal
                                plane array detector technology. The product is
                                now in its third generation with the models
                                695, 675, 545 and 515. The system provides for
                                accurate temperature measurement of objects
                                from -40(degrees)C to +2000(degrees)C. The
                                imager is packaged in a camcorder-like aluminum
                                housing weighing less than five pounds. The
                                system features numerous automated features,
                                offering one-hand, point and shoot operation.
                                The Model 695, which was introduced in the fall
                                of 2000, features a built-in visual camera for
                                simultaneous image capture in both the visible
                                and infrared spectrum, as well as several
                                innovative features promoting ease of use
                                including auto-focus, auto-report generation
                                and automatic measurement modes.

                                The ThermaCAM series cameras have applications across all thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

 ThermaCAM SC Series            The ThermaCAM SC series cameras are similar to
                                the PM series cameras except they typically
                                incorporate high-definition cooled focal plane
                                array sensors that offer an increased level of
                                sensitivity, image quality and measurement
                                precision. The SC series cameras are designed
                                primarily for high-end research and development
                                applications. These systems, originally
                                introduced in 1996, now comprise three models:
                                the SC1000, SC2000 and SC3000. The SC1000
                                utilizes a cooled platinum silicide detector
                                and is well suited for applications in the
                                glass, plastics and petroleum refining
                                industries. The SC2000 utilizes an uncooled
                                microbolometer detector and is well suited for
                                general research and

                                development applications such as product thermal testing or PC board inspections. The
                                SC3000 is the world's first camera utilizing a quantum well infrared photodetecor (QWIP) and features extremely high sensitivity
                                (0.03(degrees)C) and long wave operation. This camera is well suited for non-destructive testing applications and certain medical research applications. Also introduced in 2000 were two low cost research and development cameras, based on uncooled detector technology.
                                The SC300 and SC500 products are packaged with a Windows-based software package that connects to the camera through a PCMCIA card interface.

 ThermaCAM Researcher           The ThermaCAM Researcher is a suite of Windows-
                                based analysis software and interconnect
                                hardware for the SC series cameras. First
                                introduced in the first quarter of 2000, this
                                software and hardware product allows design
                                engineers to evaluate static or dynamic thermal
                                events and data. Information is captured and
                                stored on standard PC memory devices and can be
                                analyzed either within the package or by using
                                third party software such as MatLAB(R). The
                                product is used in applications including
                                product development, failure analysis, pilot
                                production monitoring and thermal management.

 ThermoVision IRMV(R)           The ThermoVision IRMV, introduced in early
                                1998, is a line of uncooled thermography
                                cameras for manufacturing process control and
                                machine vision applications. "IRMV," or
                                Infrared Machine Vision, is being rapidly
                                accepted as an alternate means for factory
                                automation in applications where heat is a
                                factor. Operating as a remote controlled
                                "smart" sensor in supervised operation or
                                integrated into a complete control system, the
                                ThermoVision IRMV sensor transmits data on a
                                continuous real-time basis to factory
                                automation equipment. Using built-in
                                intelligence, the ThermoVision IRMV can process
                                multiple areas of interest, trigger alarms or
                                transmit control data. A variety of flexible,
                                high-speed and reliable digital cable, fiber-
                                optic and wireless transmission media allow for
                                flexible system integration with controllers,
                                computers and vision systems. Examples of
                                ThermoVision IRMV applications include
                                monitoring and controlling the manufacture of
                                metal, plastic or glass parts, where thermal
                                properties are critical to the final product.
                                ThermoVision IRMV sensors are used to provide
                                the real-time feedback to assure consistent
                                product quality.

 ThermaCAM Reporter Suite       The ThermaCAM Reporter Suite (formerly AGEMA
                                Report software), the latest release of which
                                was introduced in mid-2000, allows for review,
                                analysis and processing of captured images and
                                measurement data. The software is a Windows-
                                based program that is easy to use and
                                affordable. The software suite comprises three
                                basic products, a wizard driven report writer,
                                an Explorer-style image viewer and a stand-
                                alone report viewer. The software is typically
                                packaged with the ThermaCAM PM or SC series
                                cameras, though it is capable of operating with
                                data gathered from other imaging products as
                                well.

   Imaging Products. In the Imaging division, we manufacture products that are sold to military, para-military, law enforcement, news stations, surveillance and security customers. Typically we provide "vision enhancement" capability to people who need to see in the dark, through adverse environments, or from mobile platforms. We address several key segments, including airborne, ground, maritime, broadcast and fire service.

For airborne applications, we have developed highly stabilized turrets (gimbals), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser range finder, a laser illuminator and a spotter scope. The systems typically have sophisticated embedded software providing tracking, GPS and aircraft information. For ground applications, we manufacture two types of products: handheld products and platform mounted products. All ground systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and integrated pan and tilt capabilities. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities. Handheld ground products typically look like militarized camcorders and utilize commercial battery and viewfinder components, but are highly ruggedized. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser range finders.

   In the broadcast segment, we manufacture highly stabilized turret platforms (gimbals) that house broadcast quality TV cameras. The product is typically mounted to an aircraft, usually a helicopter, and operated by the use of a hand controller which remotely directs the stabilized turret. The broadcast camera inside the turret provides the video output that is then either recorded on a video recorder or down-linked to a production studio for live broadcast. These systems are widely used by television news stations and law enforcement professionals.

   In the law enforcement segment, we manufacture a variety of stabilized gimbal systems that typically contain both infrared and visual cameras. These systems provide high-resolution imagery, day or night, for covert surveillance, public safety and search and rescue applications. The systems are typically mounted to a helicopter and greatly enhance the capabilities of the officers during night operations.


 Star SAFIRE(R)                 First introduced in 1998, the Star SAFIRE is a
                                3-axis gyro-stabilized, 360(degrees) field of
                                view thermal imaging system incorporating third
                                generation focal plane array detector
                                technology. Manufactured to military standards
                                and using three fields of view, the system
                                provides extended detection range capability
                                and visually advanced imagery. The system
                                permits multiple optical payloads in addition
                                to the infrared detector, including a TV camera
                                with a zoom lens for daylight operations, laser
                                rangefinder, laser illuminator or laser
                                designator. Examples of Star SAFIRE
                                applications include the detection of vehicles,
                                ships or planes transporting illegal narcotics,
                                and search and rescue for individuals in danger
                                or distress, maritime patrol and reconnaissance
                                missions.

 Star SAFIRE II(R)              Introduced in 1999, the Star SAFIRE II is an
                                enhanced evolution on the Star SAFIRE. The
                                system features improved performance through
                                the use of a military qualified 5-axis gyro-
                                stabilized, gimbal and a micro-scanned indium
                                antimonide third generation focal plane array
                                detector. Featuring a 30% increase in infrared
                                magnification, the system provides an extended
                                detection range capability, offering greater
                                mission safety and effectiveness. The system
                                also permits multiple optical payloads in
                                addition to the infrared detector, including a
                                TV camera with a zoom lens for daylight
                                operations, laser rangefinder, laser
                                illuminator or laser designator. Examples of
                                Star SAFIRE applications include search and
                                rescue, maritime patrol, unmanned air vehicles
                                (UAV), reconnaissance missions, border and
                                coastal surveillance and target identification
                                and designation.

 ThermoVision(R) 1000           The ground-based ThermoVision 1000 (formerly
                                AGEMA 1000), first introduced in 1992, is a
                                fixed or tripod mounted thermal imaging system
                                that can detect small objects up to several
                                kilometers away under extreme environmental
                                conditions, day or night. The system features
                                mission specific optical configurations and a
                                highly ruggedized enclosure. Capable of remote
                                operation, the system has on-board image
                                processing capabilities, which enhance target
                                detection and identification. The ThermoVision
                                1000 can also be integrated into a gimbal for
                                airborne applications. Examples of ThermoVision
                                1000 applications include perimeter security of
                                military bases and sensitive government
                                installations or buildings. The system is
                                currently deployed worldwide under the US
                                Government TASS program.

 ThermoVision Sentry            The ground-based ThermoVision Sentry, first
                                introduced in 1998, is the first fixed or
                                tripod mounted thermal imaging system featuring
                                uncooled detector technology. Using this
                                technology, this system can operate unattended
                                for very long periods of time without
                                maintenance. The system incorporates a
                                sophisticated pan and tilt mechanism that has
                                highly accurate, high speed pointing capability
                                and automated scanning functions. Designed for
                                automated perimeter or facility surveillance,
                                the system has on-board image alarm functions
                                and bi-directional remote communication
                                capabilities. Examples of ThermoVision Sentry
                                applications include perimeter security of high
                                value or high security environments, shipboard
                                navigation and coastal surveillance
                                applications.

 SeaFLIR(R)                     The SeaFLIR, developed under the US Navy
                                "MarFLIR" contract and introduced in 1999, is
                                an inverted stabilized 9" gimbal infrared
                                imaging system designed specifically for the
                                marine environment. Able to withstand
                                significant shock, vibration, and sea-spray,
                                the SeaFLIR is hermetically sealed and contains
                                an on-board de-icing system. The system
                                incorporates a high performance indium
                                antimonide infrared focal plane array sensor
                                with a 10x continuous zoom lens, a laser range
                                finder and an auto-tracker. This system is
                                designed to be mounted on a mast, wheelhouse or
                                weapons platform. Examples of SeaFLIR
                                applications include, foul weather navigation,
                                anti-piracy, search and rescue, mine detection
                                and collision avoidance.

 MilCAM(R)                      The MilCAM, introduced in 1997, is a high
                                performance handheld infrared imaging system
                                designed for tactical use by military, para-
                                military and law enforcement agencies engaged
                                in long range surveillance, target observation,
                                artillery observation/fire correction,
                                perimeter security and border surveillance. The
                                system offers high-resolution imaging in total
                                darkness, through smoke, haze and other
                                obscurants. Small and lightweight, the system
                                uses off-the-shelf batteries and weighs less
                                than 5 pounds. Currently available in three
                                models, the MilCAM LE, XP and Ranger, the
                                MilCAM line leads the market in small size, low
                                power and long-range capabilities. The MilCAM
                                LE features a cooled platinum silicide detector
                                and is designed for law enforcement
                                applications. The MilCAM Ranger is a fixed
                                installation or tripod mounted product that
                                offers very long-range performance and remote
                                control capabilities.


 UltraMedia(R) III              The UltraMedia III, introduced in 1999, is a
                                high resolution, high stabilization electronic
                                news gathering system for airborne use.
                                Utilizing the latest broadcast camera
                                technology, the UltraMedia III offers industry
                                leading magnification and stability. The
                                hermetically sealed gimbal is small and
                                lightweight and has been certified for use on
                                most commercial helicopters.

 UltraMedia LE                  The UltraMedia LE, introduced in 1999, is a
                                compact digital lowlight surveillance system
                                that delivers similar performance to the
                                UltraMedia III systems, but also adds extreme
                                low-light imaging capability providing covert
                                surveillance capabilities at night. The product
                                was developed to meet the needs of federal,
                                state and local law enforcement agencies
                                desiring covert observation capabilities at
                                extreme standoff distances.

 FireFLIR(R)                    The FireFLIR, introduced in 1999, is a
                                lightweight, hands-free, helmet-mounted thermal
                                imaging system for fire fighting applications.
                                Weighing about 4 pounds, the FireFLIR
                                incorporates an uncooled microbolometer
                                detector that delivers crisp, high-resolution
                                monochrome and color images. The system's
                                unique design allows it to be used as a hands-
                                free helmet mounted system or as a hand held
                                imaging system. The system features automated
                                capabilities for locating hot spots in walls
                                and determining the temperature of objects in
                                the scene. An optional microwave transmitter
                                sends the video signal to a remote location for
                                other crewmembers to view.

 Ultra 7000(R)                  The Ultra 7000, introduced in 1999, is an
                                airborne gimbal-mounted, dual imaging system
                                incorporating a state-of-the-art indium
                                antimonide infrared imaging detector and a
                                color CCD TV camera. At 9" in diameter and 26
                                pounds, the Ultra 7000 is the smallest and
                                lightest high performance dual system
                                available. Industry-leading features include a
                                continuous zoom infrared lens, built-in auto-
                                tracking capability, GPS annotation and an
                                ergonomic hand controller. The system is
                                designed primarily for law enforcement
                                applications where the continuous zoom and
                                auto-tracker aid in keeping suspects in the
                                field of view. The system's small size and
                                light weight make it attractive for use on
                                smaller, less-expensive helicopters. The system
                                is also available with a reduced size
                                electronics set for use in unmanned aircraft
                                applications.

 UltraForce II(R)               The UltraForce II, introduced in the fourth
                                quarter of 2000, is a high performance multi-
                                sensor gyro-stabilized gimbal system designed
                                for law enforcement or para-military use. The
                                system incorporates a high performance, cooled
                                infrared imaging sensor, utilizing QWIP
                                technology, together with a high-resolution 3-
                                chip CCD TV camera capable of imaging in
                                moderately low light conditions. This product
                                represents the first longwave focal plane array
                                based gimbal in the market. Features include
                                triple infrared fields of view, 54X TV image
                                magnification and high magnification spotter
                                scope or laser range finder

Customers

   The primary customers for our products include domestic and foreign government agencies, including military, para-military and police forces, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news gathering agencies and various commercial enterprises.

   Our customers are located around the world and are serviced by a global distribution organization covering more than 60 countries. In the year 2000, our sales were split almost equally between the US and international markets. Many of our sales in the Imaging market represent the first deliveries of multi-year contracts. Typically, once a product is chosen for use for a specific aircraft or program, it will remain in use for future requirements unless significantly better technology is introduced.

Sales, Distribution and Customer Service

   We believe that our sales and marketing organization is the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers and service centers. The process of selling and marketing our products involves extensive product promotion, technical selling and after-sales support. Our Thermography and Imaging products are highly technical and have distinct characteristics and functionality. Our sales and service personnel undergo a comprehensive training program to educate them as to the technical aspects of the products as well as familiarize them with individual customer requirements. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

   We have distinct sales channels for industrial, airborne, ground, maritime, broadcast and fire service customers. We sell our Thermography products worldwide through a direct sales staff of more than 100 people and a network of 75 distributors (many with multiple offices) and representatives, each with an exclusive right to sell our products in a defined geographic area. We sell our Imaging products through more than 50 direct sales personnel and approximately 50 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide technical training and operational assistance to direct and indirect sales personnel as well as to customers.

   Additionally, we maintain service facilities at our factories in Portland, Oregon; N. Billerica (Boston), Massachusetts; Danderyd (Stockholm), Sweden; and West Malling (London), United Kingdom, and at our subsidiary locations in Brussels, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; and Milan, Italy. Each of our service facilities has the capability to perform calibrations required to service commercial thermal imaging systems. We employ more than 30 people worldwide in our service organizations. We also maintain limited service capability in three additional foreign locations under the direction of our independent representatives or distributors. Our product marketing involves Internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 100 trade shows per year.

Backlog

   At December 31, 2000 we had an order backlog of approximately $66 million. Backlog may not be indicative of revenue for any future periods because our sales to Thermography customers are generally made pursuant to purchase orders rather than long term contracts and, accordingly, the backlog at any given time is for immediate shipments. In contrast, the backlog for the Imaging business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is obligated to pay certain costs and/or penalties for cancellation. We do not include future options under contracts in backlog until funded delivery orders are issued against those options.

Manufacturing

   We manufacture many of the critical components for our products, including gimbals, optics, certain detectors and high-speed motors, which minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including detectors, coolers, circuit boards, cables, and wiring harnesses. We purchase certain key components from sole or limited source suppliers. Accordingly, we could experience late deliveries or a scarcity in the supply of some of these components.

   Our manufacturing operations are, from time to time, audited by certain of our OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Sweden and the U.K. are ISO 9000 certified. We are in the process of obtaining ISO 9000 certification in Portland and will proceed with the certification process with our N. Billerica facility.

Competition

   Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, cost, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Raytheon Company, NEC San-Ei, Nippon Avionics Co., Ltd. and Indigo Systems. In the Imaging market, we compete with BAE Systems, Wescam Ltd., Lockheed Martin Corp., The Boeing Company, El-Op, Sagem and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

Proprietary Rights

   Our ability to compete successfully and achieve future revenue growth will depend in part on our ability to protect our proprietary technology and operate without infringing on the rights of others. We rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. But we believe that our historical success has been primarily a function of other competitive advantages such as the skill and experience of our employees, our worldwide multi-channel sales, distribution and servicing network, our name recognition and quality products. Because intellectual property protection does not necessarily represent a barrier to entry into the thermal imaging industry, we cannot be certain or give any assurance that we can maintain this competitive advantage or that competitors will not develop similar or superior capabilities.

Employees

   As of December 31, 2000, we had 454 employees in the United States and 233 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden and Italy are represented by unions. We believe our relationships with our employees and unions are good.

ITEM 2. PROPERTIES

   We lease facilities under various operating leases that expire in 2001 through 2006. The leases calls for fixed monthly payments over their term. The following summarizes our primary leased facilities:

                                                  Lease Expiration
                       Location                         Date       Square Feet
                       --------                   ---------------- -----------
     FLIR Systems, Inc.--Portland, Oregon........       2005          74,546
     FLIR Systems AB--Danderyd, Sweden...........       2004          63,000
     FLIR Systems Boston, Inc.--N. Billerica,
      Massachusetts..............................       2005         102,000
     FSI Automation, Inc.--Edmonds, Washington...       2003           1,842
     FLIR Systems International Ltd.--West
      Malling, United Kingdom....................       2006          14,300
     FLIR Systems Ltd.--Toronto, Canada..........       2002           4,161
     FLIR Systems S.A.R.L. --Paris, France.......       2002           2,900
     FLIR Systems GmbH--Frankfurt, Germany.......       2003           2,200
     FLIR Systems s.r.l.--Milan, Italy...........       2004           2,200
     FLIR Systems Belgium--Brussels, Belgium.....       2002           1,270

ITEM 3. LEGAL PROCEEDINGS

   On July 24, 2000, a complaint consolidating five previously filed complaints and alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder was filed against the Company, Robert P. Daltry, J. Kenneth Stringer, III, and J. Mark Samper in the United States District Court for the District of Oregon on behalf of a class of purchasers of the Company's common stock between March 3, 1999 and March 6, 2000. On January 8, 2001, the defendants in the action reached an agreement to settle the litigation for the amount of $6.0 million, $5.5 million of which will be paid by the Company's insurance carrier and $0.5 million by the Company. The settlement has received preliminary court approval. A hearing on final court approval will be held on April 3, 2001.

   The Securities and Exchange Commission (the "SEC") is conducting an investigation relating to the Company. The investigation is a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. The Company is cooperating fully with the SEC investigation.

   The Company is involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

   The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol "FLIR." The following table sets forth, for the quarters indicated, the high and low sales price for Common Stock reported on the Nasdaq National Market System.

                                                          2000         1999
                                                      ------------ -------------
                                                       High   Low   High   Low
                                                      ------ ----- ------ ------
     First Quarter................................... $18.63 $8.81 $23.53 $17.13
     Second Quarter..................................  10.25  5.25  18.81  11.75
     Third Quarter...................................   9.13  5.50  18.00  12.63
     Fourth Quarter..................................   6.50  3.06  17.00  11.00

   At December 31, 2000, there were approximately 300 holders of record of our common stock and 14,548,370 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The financial data in the table has been restated and reclassified. See Note 15 and Note 16 to the Consolidated Financial Statements for information concerning the Company's restatements and reclassifications of its financial statements.

                                        Year Ended December 31,
                            --------------------------------------------------
                              2000(1)  1999(2)      1998    1997(3)     1996
                            --------  ---------- ---------- --------  --------
                                 (In thousands, except per share data)
                                      (Restated) (Restated)
Statement of Operations
 Data
Revenue.................... $186,357   $178,556   $177,254  $141,563  $110,198
Cost of goods sold.........  104,764    123,665     87,384    86,835    57,864
                            --------   --------   --------  --------  --------
 Gross profit..............   81,593     54,891     89,870    54,728    52,334
Operating expenses:
 Research and development..   28,502     29,006     26,958    17,607    13,574
 Selling and other
  operating costs..........   63,916     62,899     53,045    37,854    28,402
 Combination costs.........      --       9,301        --     36,450       --
                            --------   --------   --------  --------  --------
  Total operating costs....   92,418    101,206     80,003    91,911    41,976
   (Loss) earnings from
    operations.............  (10,825)   (46,315)     9,867   (37,183)   10,358
Interest expense and
 other.....................   11,504      5,771      4,471     3,553       212
                            --------   --------   --------  --------  --------
   (Loss) earnings before
    income taxes...........  (22,329)   (52,086)     5,396   (40,736)   10,146
Income tax provision
 (benefit).................    3,725      2,295      1,806   (11,548)    2,723
                            --------   --------   --------  --------  --------
   Net (loss) earnings from
    continuing operations..  (26,054)   (54,381)     3,590   (29,188)    7,423
Discontinued operations,
 net of taxes..............      --         --         --        --       (830)
                            --------   --------   --------  --------  --------
   Net (loss) earnings..... $(26,054)  $(54,381)  $  3,590  $(29,188) $  6,593
                            ========   ========   ========  ========  ========
Net (loss) earnings per
 share:
 Basic..................... $  (1.80)  $  (3.82)  $   0.28  $  (3.69) $   0.89
                            ========   ========   ========  ========  ========
 Diluted................... $  (1.80)  $  (3.82)  $   0.27  $  (3.69) $   0.86
                            ========   ========   ========  ========  ========

Balance Sheet Data:
Working capital............ $ 65,869   $  4,481   $ 70,011  $ 47,852  $ 58,596
Total assets...............  166,991    196,487    233,855   185,278   104,860
Short-term debt............   18,819     82,331     42,638    32,706     8,529
Long-term debt, excluding
 current portion...........   75,485      1,497     19,296    20,634    24,106
Total shareholders'
 equity....................   29,025     56,219    109,874    73,033    49,456

--------
(1) During 2000, we recorded one-time pre-tax charges of $20.5 million primarily related to streamlining our manufacturing and corporate operations. The charges include $9.0 million related to eliminating older or lower margin products, $8.8 million related to cost accumulations and asset valuations that have been written off as a result of these operational changes and $2.2 million for workforce reductions and related costs. We also recorded a charge of $0.5 million related to the settlement of the class action lawsuit. These charges are reflected in cost of goods sold for $13.3 million, operating expenses for $7.0 million, and other expenses of $0.2 million.

(2) In connection with the merger with Inframetrics, Inc., which was effective on March 30, 1999, we recorded one-time pre-tax charges of $34.6 million. The charges consisted of $25.3 million of inventories, which is included in cost of goods sold, due to the elimination of duplicative product lines, and $9.3 million of transaction related costs, which are reported as combination costs. This merger was accounted for as a pooling of interests.

(3) In connection with the acquisition of AGEMA Infrared Systems AB, which was effective on December 1, 1997, we recorded a one-time pre-tax charge of $52.5 million. The charge consisted of $36.4 million of in-process research and development and merger-related costs, which are included in combination costs, and $16.1 million of inventories due to the creation of duplicative product lines, which is included in cost of goods sold. This acquisition was accounted for under the purchase method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward Looking Statements

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report as well as those discussed from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

 Overview

   FLIR Systems was founded in 1978 and has become a world leader in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of commercial, industrial and government applications. Our business is organized around two principal markets, Imaging and Thermography. Through the acquisition of AGEMA Infrared Systems AB, headquartered in Danderyd, Sweden, in 1997 and the pooling of interest merger with Inframetrics, Inc., headquartered in N. Billerica, Massachusetts, in 1999, the Company has experienced significant change in its structure and operations. In the Thermography market where each of the three previously separate companies competed, there was a significant transition as the Company phased out products utilizing "cooled" technology and focused on the "uncooled" products that are produced in Sweden. In the Imaging market, the merger with Inframetrics brought a certain set of complimentary products to the previous portfolio of products carried by the Company.

   We continue to enhance our state-of-the-art products within both markets, as well as develop products for new market applications that use advanced thermal imaging technologies. "Uncooled" detector technology operates at room temperature, allowing for systems that are less expensive, smaller, lighter, and more energy efficient. Additionally, we have developed higher-margin image analysis software tools that enhance the capability of our thermography products. As hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more critical component of thermography systems.

   During the course of 2000, the Company, under new management, has been restructuring its operations to improve profitability. As a result, in 2000, the Company recorded charges totaling $20.5 million primarily associated with realigning its operations to focus on higher margin products, eliminating aged or lower margin products, improving manufacturing efficiencies and reducing production and distribution costs. These charges include $9.0 million to cost of goods sold to adjust inventory reserves related to certain low margin products and older products being phased out. In addition, $8.8 million related to cost accumulation and asset valuations have been written off as a result of these operational changes, $2.2 million was incurred associated with workforce reductions and related costs, and $0.5 million was recorded related to the settlement of the class action lawsuit.

   International revenue accounted for approximately 48.4%, 50.2% and 47.6% of our revenue in 2000, 1999 and 1998, respectively. We anticipate that international sales will continue to account for a significant portion of revenue. With the production and distribution of our thermography products in Sweden contributing a significant volume of sales denominated in foreign currencies, we have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies.

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

   The Company experiences fluctuations in orders and sales due to seasonal variances and customer sales cycles, such as the seasonal pattern of contracting by the US and certain foreign governments, the frequent requirement by international customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration. Such events have resulted and could continue to result in certain fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Restatements and Reclassifications

   In March 2001, the Company determined that it was necessary to restate its 1999 and 1998 consolidated financial statements and its interim 2000 and 1999 consolidated financial statements. The restatements were effected after the Company determined, based on a review of the specific terms and conditions underlying certain sales transactions recorded in 1999 and 1998, that revenue was recognized with respect to such transactions during periods or in amounts that were not consistent with the Company's revenue recognition policy. Accordingly, the restatements include the deferral of revenue from the reporting period in which the revenue was originally recorded to the reporting period in which the revenue would be properly recorded under the Company's revenue recognition policy. The related cost of sales and certain operating costs have also been restated as appropriate. The restatements also include a revision in the accounting for certain assets recorded in connection with the merger with Inframetrics, Inc. in 1999.

   As a result of the restatements, previously reported revenue for the year ended December 31, 1998 was reduced by $11.1 million, previously reported revenue for the year ended December 31, 1999 was increased by $0.7 million, and revenue for the year ended December 31, 2000 was increased by $8.1 million. As a result of the restatements, the previously reported net earnings for the year ended December 31, 1998 was reduced by $6.2 million, the previously reported net loss for the year ended December 31, 1999 was reduced by $0.3 million, and the net loss for the year ended December 31, 2000 was reduced by $5.6 million.

   There have also been reclassifications made in 1998 and 1999 to report results on a consistent basis with that of 2000. These reclassifications had no impact on net earnings for the years presented. See Notes 15 and 16 to the Consolidated Financial Statements for information concerning these restatements and reclassifications. All of the information presented in the Management Discussion and Analysis reflect the impact of these restatements and reclassifications.

Results of Operations

   The following table sets forth for the indicated periods certain items as a percentage of revenue:

                                                   Year Ended December 31,
                                                 -----------------------------
                                                 2000(1)   1999(2)     1998
                                                 -------  ---------- ---------
                                                          (Restated) (Restated)
     Revenue....................................  100.0 %   100.0 %    100.0%
     Cost of goods sold.........................   56.2      69.3       49.3
                                                  -----     -----      -----
       Gross profit.............................   43.8      30.7       50.7
     Operating expenses:
      Research and development..................   15.3      16.2       15.2
      Selling and other operating costs.........   34.3      35.2       29.9
      Combination costs.........................    --        5.2        --
                                                  -----     -----      -----
       Total operating expenses.................   49.6      56.6       45.1
        (Loss) earnings from operations.........   (5.8)    (25.9)       5.6
     Interest expense...........................    6.5       4.4        1.8
     Other (income) and expenses, net...........   (0.3)     (1.1)       0.7
                                                  -----     -----      -----
        (Loss) earnings before income taxes.....  (12.0)    (29.2)       3.1
     Income tax provision.......................    2.0       1.3        1.0
                                                  -----     -----      -----
     Net (loss) earnings........................  (14.0)%   (30.5)%      2.1%
                                                  =====     =====      =====

--------
(1) Excluding the one-time charges in connection with the 2000 charges related to streamlining our manufacturing and corporate operations, cost of goods sold, gross profit, operating expenses, loss before taxes and net loss would have been 49.1%, 50.9%, 45.8%, (1.0)%, and (3.0)%, respectively.

(2) Excluding the one-time charges of $34.6 million in connection with the acquisition of Inframetrics, cost of goods sold, gross profit, loss from operations and net loss in 1999 would have been 55.1%, 44.9%, (6.6)% and (11.1)%, respectively.

Years ended December 31, 2000, 1999 and 1998

   Revenue. Revenue increased 4.4% from $178.6 million in 1999 to $186.4 million in 2000. The increase was due to higher volumes in the Imaging business as revenue in that business segment increased 10.3% from $89.9 million in 1999 to $99.2 million in 2000. The increase in Imaging revenue was experienced across most of the product segments. Revenue for Thermography in 1999 and 2000 amounted to $88.6 million and $87.1 million, respectively. Revenue for Thermography remained relatively constant, as revenue from an increase in units delivered was offset by approximately $4.9 million associated with the decline in the value of foreign currencies to the US dollar during the revenue period.

   Revenue in 1998 was $177.3 million compared to revenue in 1999 of $178.6 million. In 1999, revenue from the Imaging business increased by $8.8 million, or 10.9%, while revenue from the Thermography business decreased by $7.5 million, or 7.8%. The increase in Imaging revenue was due to increased demand in both the governmental and commercial market segments. The decrease in Thermography revenue was primarily due to the loss of market share as a result of the consolidation of the business base after the acquisition of AGEMA (1997) and the merger with Inframetrics (1999). The loss of market share resulted from the Company's focus on the consolidation of operations and distribution channels, the elimination of duplicative or overlapping product lines and the reaction of the market to those changes.

   International revenue in 2000 was $90.2 million, representing 48.4% of revenue. This compared to 1999 international revenue of $89.6 million, or 50.2% of revenue, and 1998 international revenue of $84.4 million, or 47.6% of revenue.

   Gross profit. As a percentage of revenue, gross profit in 2000 was 43.8% compared to 30.7% in 1999. One-time charges of $13.3 million and $25.3 million were recorded in 2000 and 1999, respectively. Without these one-time charges, gross profit would have been 50.9% in 2000 and 44.9% in 1999. This improvement in margin is partially attributable to the decrease in manufacturing costs that has resulted from the streamlining of operations that took place in 2000.

   As a percentage of revenue, gross profit in 1998 was 50.7% compared to 44.9% in 1999, excluding the impacts of the one-time charges recorded in that year. The gross profit in 1999 was negatively impacted by excess manufacturing costs, partially as a result of the merger and before certain consolidation activities occurred.

   Research and development. As a percentage of revenue, research and development expense decreased slightly to 15.3% in 2000, from 16.2% in 1999. Research and development expense for 2000 included $2.9 million related to cost accumulations and asset valuations that have been written off as a result of operational changes and charges totaling $0.2 million associated with workforce reductions and related costs. Without these charges, research and development expense would have been 13.6% of revenue.

   As a percentage of revenue, research and development expense increased slightly to 16.2% in 1999 from 15.2% in 1998. Research and development expense increased in 1999 to facilitate the introduction of new products including the ThermaCAM 595, SC3000, MarFLIR, FireFLIR, Ultra7000, UltraMedia III, Star SAFIRE and Star SAFIRE II.

   Selling and other operating costs. Selling and other operating costs increased 1.6%, from $62.9 million in 1999 to $63.9 million in 2000. The increase in selling and other operating costs were due to one-time charges in 2000 of $3.9 million principally related to workforce reductions, the settlement of the class action lawsuit and write offs of demonstration equipment, as well as additional legal and audit fees incurred during 2000, partially offset by cost savings generated in 2000 as a result of streamlining activities initiated during the year. As a percentage of revenue, selling and other operating costs were 34.3% and 35.2% in 2000 and 1999, respectively. Without these one-time charges, selling and other operating costs would have been $60.0 million or 32.2% of revenue in 2000.

   Selling and other operating costs increased 18.6% in 1999 from $53.0 million in 1998 to $62.9 million in 1999. The $9.9 million increase in selling and other operating costs in 1999 in absolute dollar terms was due to a variety of factors including expense increases due to anticipated higher volumes of business that were not fully realized, implementation costs for an Enterprise Resource Planning System, higher commission expense, increased bad debt expense and higher costs from our UK operations.

   Interest expense. Interest expense was $12.0 million, $7.8 million and $3.2 million for the years ended 2000, 1999 and 1998, respectively. The increase in expense was primarily due to increased debt levels and increased interest rates. The increased interest rates were due to the application of default rates for most of 2000 under the Company's Credit Agreement resulting in the average borrowing rate of 7.86% at December 31, 1999 increasing to a rate of 12.25% as of December 31, 2000. The increase in expense was also due to the fair value adjustment of $1.3 million on the interest rate swap agreements.

   Income taxes. The Company's income tax provision was $3.7 million, $2.3 million and $1.8 million in 2000, 1999 and 1998, respectively. The mix in taxable income or loss between the Company's US and foreign operations in each of these years significantly impacted the recording of the tax provision. The tax provisions in 2000 and 1999 primarily reflect taxes provided on income generated in the Company's foreign subsidiaries, principally Sweden. The substantial losses generated in the United States, however, have not been benefited in those years due to inability to carry such losses back to prior years and valuation allowances recorded against the resulting deferred tax assets.

   At December 31, 2000, the Company had US and United Kingdom tax net operating loss carryforwards (NOLs) totaling approximately $80.8 million and $0.6 million, respectively, which expire in the years 2005 through 2020. Additionally, the Company has various US tax credits available aggregating $3.2 million that expire in the years 2007 through 2019. The Company also has a $10.1 million deferred tax asset related to acquired in-process research and development recorded in connection with the AGEMA acquisition. The realization of this deferred tax asset is dependent upon the ability of foreign subsidiaries to remit earnings to the US parent. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not." Otherwise, a valuation allowance is required to be recorded. Based on this guidance, management has recorded a substantial valuation allowance amounting to $24.1 million against such deferred tax assets. Management believes, primarily as a result of the significant operational restructuring in the third quarter of 2000, that the net deferred tax asset of $23.7 million reflected on the December 31, 2000 consolidated balance sheet, is realizable based on future forecasts of taxable income. In addition, the Company is planning to implement various tax planning strategies to assist in the utilization of such deferred tax assets.

   Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated for full utilization of the unreserved deferred tax assets. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income and/or tax planning strategies are not achieved.

Liquidity and Capital Resources

   At December 31, 2000, the Company had short-term borrowings net of cash on hand of $5.9 million compared to $77.0 million at December 31, 1999. The decrease in short-term borrowings during the year was principally due to the reclassification of $74.9 million to long-term debt as a result of an amendment to the Company's Credit Agreement in January 2001.

   Cash provided by operating activities in 2000 was $3.9 million, compared to net cash used by operating activities in 1999 of $16.1 million. Cash provided by operating activities was principally due to reductions in accounts receivable and inventories offset by the net loss for the year, net of non-cash charges, and a reduction in accounts payable and accrued liabilities.

   At December 31, 2000, the Company had accounts receivable in the amount of $39.7 million compared to $56.8 million at December 31, 1999. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 116 at December 31, 1999 to 78 at December 31, 2000. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

   At December 31, 2000, the Company had inventories on hand of $55.8 million compared to $65.1 million at December 31, 1999. The decrease was primarily due to inventory reduction initiatives and write-offs of certain inventories in connection with restructuring our operations in 2000.

   The Company had accounts payable of $16.2 million at December 31, 2000, compared to a balance of $22.1 million on December 31, 1999. The decrease in accounts payable was primarily attributable to the lower operating expenses and inventory purchases during the fourth quarter of 2000 compared to earlier periods and to the increase in the availability of cash to settle trade accounts.

   At December 31, 2000, the Company had accrued payroll and other current liabilities of $19.2 million compared to $27.2 million on December 31, 1999. The decrease is principally due to the reduction of deferred revenue that arose in 1999 in connection with the timing of revenue recognition on shipments made in that year.

   The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $7.3 million and $7.5 million for the years ended December 31, 2000 and 1999, respectively.

   The Company entered into a Credit Agreement with a number of lender banks as of December 16, 1999. This Credit Agreement was amended and is effective as of January 23, 2001. The Credit Agreement, as amended, provides the Company with a borrowing facility to a maximum of $93.4 million. As of December 31, 2000, the Company had $89.9 million of borrowings in addition to $0.8 million of standby letters of credit, with $2.7 million of financing available to the Company. At December 31, 2000, the interest rate under the Amended Credit Agreement was 12.25%.

   The Amended Credit Agreement provides that the maximum borrowing facility will be permanently reduced by 50% of the first $5.0 million of principal payment and at which time the financing availability will be fixed at an amount not to exceed $5.2 million. Principal payments exceeding $5.0 million will permanently reduce the maximum borrowing facility on a dollar-for-dollar basis.

   The interest rate on the borrowings under the Amended Credit Agreement as of December 31, 2000 and January 23, 2001 was the prime rate of the primary lender for domestic borrowings plus 2.75%. The interest rate on borrowings decline as certain principal payments are made. A reduction of 25 basis points is provided after the payment of $7.5 million and an additional 25 basis point reduction after each $5.0 million principal reduction thereafter, subject to a total reduction of 100 basis points.

   The Amended Credit Agreement requires minimum cumulative principal payments totaling not less than $2.5 million on or before March 31, 2001, $5.0 million on or before June 30, 2001, $9.0 million on or before September 30, 2001, $15.0 million on or before December 31, 2001, $20.0 million on or before March 31, 2002, and $25.0 million on or before June 30, 2002. The Amended Credit Agreement expires on July 15, 2002.

   The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability beginning with the quarter ending March 31, 2001. The Amended Credit Agreement is collateralized by substantially all of the assets of the Company.

   Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $4.2 million) line of credit at 4.3% at December 31, 2000. At December 31, 2000, the Company had $2.7 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

   We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources, combined with our continuing efforts to control costs, to improve the collections of accounts receivable and better manage our inventory levels will be sufficient to meet our cash requirements for the foreseeable future. At the present, we do not have any significant capital commitments for the coming year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company's exposure to market risk for changes in interest rates relates primarily to its short-term and long-term debt obligations. The debt obligations are at variable rates. The Company has not historically utilized interest rate swap or similar hedging arrangements to fix interest rates, but in March 2000, the Company entered into interest rate swap agreements with one of its lender banks for a notional amount of $40.0 million. A change in interest rates on the debt obligations impacts the interest incurred and cash flows. A change in interest rates related to the swap agreements impacts interest incurred, cash flows and the fair value of the instrument.

   The sensitivity analysis related to the Company's debt obligation assumes a change of 10% in the variable interest rates from their levels of December 31, 2000 with all other variables held constant. A 10% increase in market interest rates would result in an increase in interest expense of $0.9 million for the year ended December 31, 2000. A 10% decrease in market interest rates would result in a decrease in interest expense of $0.9 million for the year ended December 31, 2000.

   The sensitivity analysis related to the Company's swap agreements assumes a change of 10% in the variable interest rates from their levels of December 31, 2000 with all other variables held constant. A 10% increase in market interest rates would result in a decrease in interest expense of $0.9 million for the year ended December 31, 2000 and a decrease in the fair value of the obligations of $0.6 million. A 10% decrease in market interest rates would result in an increase in interest expense of $0.9 million for the year ended December 31, 2000 and an increase in the fair value of the obligation of $0.6 million.

   The foreign subsidiaries of the Company generally use their local currency as the functional currency. The Company does not currently enter into any foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. To date, such exposure has been immaterial. The Company does maintain cash balances denominated in currencies other than the US Dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   This item includes the following financial information:

                                Statement                                 Page
                                ---------                                 ----
Report of Arthur Andersen LLP, Independent Public Accountants............  22

Report of PricewaterhouseCoopers LLP, Independent Accountants............  23

Consolidated Statement of Operations for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  24

Consolidated Balance Sheet as of December 31, 2000 and 1999..............  25

Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998........................................  26

Consolidated Statement of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  27

Notes to the Consolidated Financial Statements...........................  28

Quarterly Financial Data (Unaudited).....................................  44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of FLIR Systems, Inc.

   We have audited the accompanying consolidated balance sheet of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Portland, Oregon
March 2, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of FLIR Systems, Inc.

   In our opinion, based on our audits and the report of other auditors, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of FLIR Systems, Inc. and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inframetrics Inc., a wholly-owned subsidiary, which statements reflect total revenues of $53,785,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Inframetrics, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of FLIR Systems, Inc. for any period subsequent to December 31, 1999.

   As described in Note 15, the financial statements as of and for the years ended December 31, 1998 and 1999 have been restated.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 14, 2000, except as to Note 15, which is as of March 23, 2001

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended December 31,
                                                 -------------------------------
                                                   2000       1999       1998
                                                 --------  ---------- ----------
                                                           (Restated) (Restated)
Revenue......................................... $186,357   $178,556   $177,254
Cost of goods sold..............................  104,764    123,665     87,384
                                                 --------   --------   --------
    Gross profit................................   81,593     54,891     89,870

Operating expenses:
  Research and development......................   28,502     29,006     26,958
  Selling and other operating costs.............   63,916     62,899     53,045
  Combination costs.............................       --      9,301         --
                                                 --------   --------   --------
    Total operating costs.......................   92,418    101,206     80,003

    (Loss) earnings from operations.............  (10,825)   (46,315)     9,867

Interest expense................................   12,022      7,843      3,162
Other (income) and expenses, net................     (518)    (2,072)     1,309
                                                 --------   --------   --------

    (Loss) earnings before income taxes.........  (22,329)   (52,086)     5,396

Income tax provision............................    3,725      2,295      1,806
                                                 --------   --------   --------
Net (loss) earnings............................. $(26,054)  $(54,381)  $  3,590
                                                 ========   ========   ========
Net (loss) earnings per share:
  Basic......................................... $  (1.80)  $  (3.82)  $   0.28
                                                 ========   ========   ========
  Diluted....................................... $  (1.80)  $  (3.82)  $   0.27
                                                 ========   ========   ========



   The accompanying notes are an integral part of these financial statements.

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except for share data)

                                                              December 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------  ----------
                                                                     (Restated)
                         ASSETS
                         ------

Current assets:
 Cash and cash equivalents............................... $  11,858   $  4,255
 Accounts receivable, net................................    39,663     56,788
 Inventories.............................................    55,844     65,074
 Prepaid expenses and other current assets...............     3,030      6,040
 Deferred income taxes...................................    11,943      7,216
                                                          ---------   --------
  Total current assets...................................   122,338    139,373
Property and equipment, net..............................    15,407     20,854
Deferred income taxes....................................    11,772     16,499
Intangible assets, net...................................    16,635     17,932
Other assets.............................................       839      1,829
                                                          ---------   --------
                                                          $ 166,991   $196,487
                                                          =========   ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
 Notes payable........................................... $  17,716   $ 81,247
 Accounts payable........................................    16,247     22,128
 Accrued payroll and other liabilities...................    19,186     27,226
 Accrued income taxes....................................     2,217      3,207
 Current portion of capital lease obligations............     1,103      1,084
                                                          ---------   --------
  Total current liabilities..............................    56,469    134,892
Long-term debt...........................................    75,485      1,497
Pension and other long-term liabilities..................     6,012      3,879

Commitments and contingencies (Notes 8 and 9)

Shareholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares
  authorized; no shares issued at December 31, 2000 or
  1999...................................................       --         --
 Common stock, $0.01 par value, 30,000,000 shares
  authorized, 14,548,370 and 14,388,600 shares issued at
  December 31, 2000 and 1999, respectively...............       145        144
 Additional paid-in capital..............................   144,118    143,318
 Accumulated deficit.....................................  (110,798)   (84,744)
 Accumulated other comprehensive loss....................    (4,440)    (2,499)
                                                          ---------   --------
  Total shareholders' equity.............................    29,025     56,219
                                                          ---------   --------
                                                          $ 166,991   $196,487
                                                          =========   ========

   The accompanying notes are an integral part of these financial statements.

                              FLIR SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                   Accumulated
                        Preferred Stock    Common Stock    Additional                 Other                   Annual
                       ----------------- -----------------  Paid-in   Accumulated Comprehensive            Comprehensive
                         Shares   Amount   Shares   Amount  Capital     Deficit      (Loss)      Total    Earnings (Loss)
                       ---------- ------ ---------- ------ ---------- ----------- ------------- --------  ---------------
Authorized...........  10,000,000 $0.01* 30,000,000 $0.01*
                       ========== ====== ========== ======
Balance, December 31,
1997.................         --     --  11,835,265 $  119  $107,278   $ (33,953)    $  (411)   $ 73,033     $    --
 Net earnings for the
 year (restated).....         --     --         --     --        --        3,590         --        3,590        3,590
 Common stock options
 exercised...........         --     --     188,508      1     1,681         --          --        1,682          --
 Common stock issued
 pursuant to stock
 option plans........         --     --     111,130      1     1,181         --          --        1,182          --
 Common stock
 issued..............         --     --   1,998,500     20    32,656         --          --       32,676          --
 Cost of stock
 issuance............         --     --         --     --       (627)        --          --         (627)         --
 Translation
 adjustment..........         --     --         --     --        --          --       (1,662)     (1,662)      (1,662)
                       ---------- ------ ---------- ------  --------   ---------     -------    --------     --------
Balance, December 31,
1998 (restated)......         --     --  14,133,403    141   142,169     (30,363)     (2,073)    109,874

Comprehensive
earnings, year ended
December 31, 1998
(restated)...........                                                                                        $  1,928
                                                                                                             ========

 Net (loss) for the
 year (restated).....         --     --         --     --        --      (54,381)        --      (54,381)    $(54,381)
 Common stock options
 exercised...........         --     --     237,528      3       950         --          --          953          --
 Common stock issued
 pursuant to stock
 compensation plans..         --     --      17,669    --        199         --          --          199          --
 Translation
 adjustment..........         --     --         --     --        --          --         (426)       (426)        (426)
                       ---------- ------ ---------- ------  --------   ---------     -------    --------     --------
Balance, December 31,
1999 (restated)......         --     --  14,388,600    144   143,318     (84,744)     (2,499)     56,219

Comprehensive (loss),
year ended December
31, 1999 (restated)..                                                                                        $(54,807)
                                                                                                             ========

 Net (loss) for the
 year................         --     --         --     --        --      (26,054)        --      (26,054)    $(26,054)
 Common stock options
 exercised...........         --     --      60,535    --        241         --          --          241          --
 Common stock issued
 pursuant to employee
 stock purchase
 plans...............         --     --      99,235      1       559         --          --          560          --
 Translation
 adjustment..........         --     --         --     --        --          --       (1,941)     (1,941)      (1,941)
                       ---------- ------ ---------- ------  --------   ---------     -------    --------     --------
Balance, December 31,
2000.................         --  $  --  14,548,370 $  145  $144,118   $(110,798)    $(4,440)   $ 29,025
                       ========== ====== ========== ======  ========   =========     =======    ========

Comprehensive (loss),
year ended December
31, 2000.............                                                                                        $(27,995)
                                                                                                             ========

-----
* Par value

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                --------  ---------- ----------
                                                          (Restated) (Restated)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net (loss) earnings........................... $(26,054)  $(54,381)  $  3,590
 Income charges not affecting cash:
  Depreciation.................................    8,119      6,944      6,065
  Amortization.................................    1,600      2,952      2,412
  Disposal and write-offs of property and
   equipment...................................    4,407      5,131         43
  Fair value adjustment of swap agreements.....    1,282        --         --
  Deferred income taxes........................      --      (1,012)    (4,231)
 Changes operating assets and liabilities:
  Decrease (increase) in accounts receivable...   15,174     22,568    (14,824)
  Decrease (increase) in inventories...........    8,300      8,031    (25,276)
  Decrease (increase) in prepaid expenses and
   other current assets........................    2,893        (68)    (2,624)
  Decrease (increase) in other assets..........      680     (1,052)       (83)
  (Decrease) increase in accounts payable......   (5,443)    (1,761)     3,398
  (Decrease) in accounts payable to related
   parties.....................................      --         --      (6,228)
  (Decrease) increase in accrued payroll and
   other liabilities...........................   (7,276)    (2,785)     5,004
  (Decrease) increase in accrued income taxes..     (854)      (629)     2,646
  Increase (decrease) in pension and other
   long-term liabilities.......................    1,082         (7)       346
                                                --------   --------   --------
Cash provided (used) by operating activities...    3,910    (16,069)   (29,762)
                                                --------   --------   --------
CASH USED BY INVESTING ACTIVITIES:
 Additions to property and equipment...........   (7,279)    (7,470)   (13,182)
 Increase in intangible assets.................      --         --      (2,880)
 Software development costs....................      --         --        (239)
                                                --------   --------   --------
Cash used by investing activities..............   (7,279)    (7,470)   (16,301)
                                                --------   --------   --------
CASH PROVIDED BY FINANCING ACTIVITIES:
 Net proceeds from notes payable...............   11,369     41,289     13,400
 Proceeds from long-term debt..................       12      1,538      1,570
 Repayments of long-term debt, including
  current portion..............................     (905)   (20,933)    (6,376)
 Common stock issued...........................      --         --      32,676
 Cost of common stock issuance.................      --         --        (627)
 Proceeds from exercise of stock options and
  shares issued pursuant to incentive stock
  option plans.................................      241      1,152      2,864
 Proceeds from shares issued pursuant to
  employee stock purchase plan.................      560        --         --
                                                --------   --------   --------
Cash provided by financing activities..........   11,277     23,046     43,507
                                                --------   --------   --------
Effect of exchange rate changes on cash........     (305)       (45)      (196)
                                                --------   --------   --------
Net increase (decrease) in cash and cash
 equivalents...................................    7,603       (538)    (2,752)
Cash and cash equivalents, beginning of year...    4,255      4,793      7,545
                                                --------   --------   --------
Cash and cash equivalents, end of year......... $ 11,858   $  4,255   $  4,793
                                                ========   ========   ========

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

   FLIR Systems, Inc. (the "Company") is a world leader in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of commercial, industrial, and government applications. The Company's thermal imaging systems use advanced infrared imaging technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in daylight or total darkness and through obscurants such as smoke, haze and most types of fog. The Company's products can also incorporate visible light cameras, proprietary image analysis software and gyro- stabilized gimbal technology. The Company's products come in a variety of configurations such as handheld or ground-based systems, or can be mounted on ships, helicopters or fixed-wing aircraft. The Company's products provide state-of-the-art imaging technology coupled with competitive price performance characteristics for existing thermography and imaging applications, including condition monitoring, research and development, manufacturing process control, airborne observation and broadcast, search and rescue, federal drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring and ground-based security. The Company has also developed innovative new products utilizing advanced "uncooled" thermal imaging technology, which allows for less-expensive, smaller, lighter, solid-state systems that require less power to operate. In addition, the Company's product configurations and image analysis software tools increase the Company's ability to provide products tailored to meet individual customer requirements.

 Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Foreign currency translation

   The assets and liabilities of the Company's foreign operations are translated into US dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as other comprehensive earnings or loss within shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currency other than the functional currency, are included in the results of operations as incurred.

 Recognition of revenue

   Revenue is generally recognized upon delivery of the product to the customer, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. A provision for the estimated cost of warranty is recorded when revenue is recognized. Provisions for estimated losses on sales or related receivables are recorded when identified. Revenue is stated net of representative commissions. Service revenue is deferred and recognized over the contract period or as services are provided.

 Research and Development

   Expenditures for research and development activities are expensed as incurred.

 Cash and cash equivalents

   The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents.

                               FLIR SYSTEMS, INC.

Note 1. Nature of Business and Significant Accounting Policies--(Continued)


 Inventories

   Inventories are stated at the lower of average cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently-adjusted standard basis which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventories for obsolete or slow-moving items.

 Property and equipment

   Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Such lives range from three to ten years.

   Repairs and maintenance are charged to operations as incurred.

 Long-lived Assets

   Long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value.

 Earnings per share

   Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                               December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   Weighted average number of common shares outstanding..  14,472 14,252 12,983
   Assumed exercise of stock options net of shares
    assumed reacquired under the treasury stock method...     --     --     527
                                                           ------ ------ ------
   Diluted shares outstanding............................  14,472 14,252 13,510
                                                           ====== ====== ======

   The dilutive effect of stock options for the years ended December 31, 2000 and 1999 that aggregated 2,131,966 and 1,494,490, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

 Restatements

   The Company's consolidated financial statements as of December 31, 1999 and 1998 and for the years then ended have been restated. See Note 15 to the Consolidated Financial Statements for a description of the restatements.

 Reclassifications

   Certain reclassifications, including those described in Note 16 to the Consolidated Financial Statements, have been made to prior years' data to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

                               FLIR SYSTEMS, INC.

Note 1. Nature of Business and Significant Accounting Policies--(Continued)


 Statement of cash flows

   Cash paid for interest and income taxes amounted to the following (in thousands):

                                                        Year ended December 31,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
   Cash paid for:
     Interest.........................................  $ 10,438 $ 5,013 $ 3,930
     Taxes............................................  $  4,114 $ 2,941 $ 3,812

 Fair value of financial assets and liabilities

   The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximates fair value as of December 31, 2000. The Company has interest rate swap agreements which are accounted for on a fair value basis.

 Stock-based compensation

   The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method described in SFAS No. 123. The Company follows the provisions of APB 25 and related interpretations in accounting for its employee stock option plans. (see Note 12).

 Concentration of risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Concentration of credit risk with respect to trade receivables is limited because a relatively large number of geographically diverse customers make up the Company's customer base, thus diversifying the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary. The Company purchases certain key components from sole or limited source suppliers.

   The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability

                               FLIR SYSTEMS, INC.

Note 1. Nature of Business and Significant Accounting Policies--(Continued)

of inventories and recoverability of deferred tax assets. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.

 Comprehensive (loss) earnings

   The cumulative translation adjustment represents the Company's only other comprehensive income item. The translation adjustment represents unrealized gains/losses resulting from the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation."

 Recent accounting pronouncements

   In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted the pronouncements in the first quarter of 2001 and did not have a material impact on its financial position or results of operations.

Note 2. Accounts Receivable

   Accounts receivable are net of an allowance for doubtful accounts of $2.6 million and $4.8 million at December 31, 2000 and 1999, respectively.

Note 3. Inventories

   Inventories consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Raw material and subassemblies............................ $29,546 $32,452
     Work-in-progress..........................................  14,139  15,261
     Finished goods............................................  12,159  17,361
                                                                ------- -------
                                                                $55,844 $65,074
                                                                ======= =======

Note 4. Property and Equipment

   Property and equipment are summarized as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Machinery and equipment................................ $ 32,845  $ 30,598
     Office equipment and other.............................   22,439    28,124
                                                             --------  --------
                                                               55,284    58,722
     Less accumulated depreciation..........................  (39,877)  (37,868)
                                                             --------  --------
                                                             $ 15,407  $ 20,854
                                                             ========  ========

                               FLIR SYSTEMS, INC.

Note 4. Property and Equipment--(Continued)

   Property and equipment includes the cost of equipment held by the Company under capital lease agreements. Such cost and related accumulated depreciation aggregated $2.9 million and $2.6 million, respectively, at December 31, 2000, and $2.9 million and $2.4 million respectively, at December 31, 1999.

Note 5. Notes Payable

   The Company entered into a Credit Agreement with a number of lender banks as of December 16, 1999. This Credit Agreement was amended and is effective as of January 23, 2001. The Credit Agreement, as amended, provides the Company with a borrowing facility to a maximum of $93.4 million. As of December 31, 2000, the Company had $89.9 million of borrowings in addition to $0.8 million of standby letters of credit, with $2.7 million of financing available to the Company. At December 31, 2000, the interest rate under the Amended Credit Agreement was 12.25%.

   The Amended Credit Agreement provides that the maximum borrowing facility will be permanently reduced by 50% of the first $5.0 million of principal payment and at which time the financing availability will be fixed at an amount not to exceed $5.2 million. Principal payments exceeding $5.0 million will permanently reduce the maximum borrowing facility on a dollar-for-dollar basis.

   The interest rate on the borrowings under the Amended Credit Agreement as of December 31, 2000 and January 23, 2001 was the prime rate of the primary lender for domestic borrowings plus 2.75%. The interest rates on borrowings decline as certain principal payments are made. A reduction of 25 basis points is provided after the payment of $7.5 million and an additional 25 basis point reduction after each $5.0 million principal reduction thereafter, subject to a total reduction of 100 basis points.

   The Amended Credit Agreement requires minimum cumulative principal payments totaling not less than $2.5 million on or before March 31, 2001, $5.0 million on or before June 30, 2001, $9.0 million on or before September 30, 2001, $15.0 million on or before December 31, 2001, $20.0 million on or before March 31, 2002, and $25.0 million on or before June 30, 2002. The Amended Credit Agreement expires on July 15, 2002.

   The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability beginning with the quarter ending March 31, 2001. The Credit Agreement is collateralized by substantially all of the assets of the Company.

   At December 31, 2000, the Company had $89.9 million outstanding against the Amended Credit Agreement of which $15.0 million is classified as short term. Standby letters of credit totaling $0.8 million were outstanding at December 31, 2000.

   In March, 2000, the Company entered into interest rate swap agreements to minimize its exposure to fluctuations in interest rates under the original Credit Agreement. At December 31, 2000, the fair value of these agreements is $1.3 million and is included in other long-term liabilities. The change in fair value of these agreements and interest rate differential to be paid or received under these agreements, which have a notional amount totaling $40.0 million, are recognized as incurred and are included in interest expense.

   Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $4.2 million) line of credit at 4.3% at December 31, 2000. At December 31, 2000, the Company had $2.7 million outstanding on this line. This line of credit is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

                               FLIR SYSTEMS, INC.

Note 6. Long-Term Debt

   Long-term debt is summarized as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
     Amended Credit Agreement (Note 5)....................... $ 89,900  $   --
     Capital leases..........................................    1,688    2,581
                                                              --------  -------
                                                                91,588    2,581
     Less current portion....................................  (16,103)  (1,084)
                                                              --------  -------
                                                              $ 75,485  $ 1,497
                                                              ========  =======

Note 7. Pension Plans

   The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan. A summary of the components of the net periodic pension expense for the benefit obligation and fund assets plan is as follows (in thousands):

                                                                2000    1999
                                                               ------  ------
       Change in benefit obligation:
         Projected benefit obligation at beginning of the
          period.............................................. $3,627  $3,595
         Service costs........................................    --      --
         Interest costs.......................................    167     162
         Actuarial (gain) loss................................    (27)     42
         Benefits paid........................................    (63)    (54)
         Foreign currency exchange changes....................   (658)   (118)
                                                               ------  ------
         Projected benefit obligation at December 31..........  3,046   3,627
                                                               ------  ------
       Fair value of plan assets at January 1................. $  --   $  --
       Unfunded status........................................  3,046   3,627
       Unrecognized net loss..................................    (73)   (110)
       Unrecognized transition obligation.....................    296     362
                                                               ------  ------
       Pension liability recognized........................... $3,269  $3,879
                                                               ======  ======

   Assumptions used for the defined benefit pension plans were as follows:

                                                                       2000 1999
                                                                       ---- ----
       Weighted average discount rate................................. 7.5% 7.5%
       Rates of increase in compensation levels.......................  N/A 3.0%

   Components of net periodic benefit cost are as follows (in thousands):

                                                               2000  1999  1998
                                                               ----  ----  ----
       Interest costs......................................... $167  $162  $278
       Amortization of transition costs.......................  (30)  (34)  (35)
                                                               ----  ----  ----
       Net periodic pension costs............................. $137  $128  $243
                                                               ====  ====  ====

                               FLIR SYSTEMS, INC.

Note 7. Pension Plans--(Continued)


   The Company has a 401(k) Savings and Retirement Plan (the "Plan") to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company also has an unfunded retirement obligation to a former executive officer which has been recorded and is reported in other long-term liabilities.

Note 8. Commitments

   The Company leases its primary facilities under various operating leases that expire in 2001 through 2006. Total rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $4.2 million, $4.2 million and $3.6 million, respectively.

   Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 2000 are as follows (in thousands):

                                                              Capital  Operating
                                                              leases    leases
                                                              -------  ---------
       2001.................................................. $1,203    $ 2,609
       2002..................................................    605      2,495
       2003..................................................      1      2,307
       2004..................................................             2,159
       2005..................................................               950
       Thereafter............................................               226
                                                              ------    -------
       Total minimum lease payments..........................  1,809    $10,746
                                                                        =======
       Less amount representing interest.....................   (121)
                                                              ------
       Present value of lease payments....................... $1,688
                                                              ======

Note 9. Litigation

   On July 24, 2000, a complaint consolidating five previously filed complaints and alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder was filed against the Company, Robert P. Daltry, J. Kenneth Stringer, III, and J. Mark Samper in the United States District Court for the District of Oregon on behalf of a class of purchasers of the Company's common stock between March 3, 1999 and March 6, 2000. On January 8, 2001, the defendants in the action reached an agreement to settle the litigation for the amount of $6.0 million, $5.5 million of which will be paid by the Company's insurance carrier and $0.5 million by the Company, which was accrued as of December 31, 2000. The settlement has received preliminary court approval. A hearing on final court approval will be held on April 3, 2001.

   The Securities and Exchange Commission (the "SEC") is conducting an investigation relating to the Company. The investigation is a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. The Company is cooperating fully with the SEC investigation.

   The Company is involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

                               FLIR SYSTEMS, INC.

Note 9. Litigation--(Continued)


   While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

Note 10. Income Taxes

   SFAS No. 109, "Accounting for Income Taxes," requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events and basis differences that have been recognized in the Company's financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. US and foreign withholding taxes are provided on the unremitted earnings of foreign subsidiaries.

   Pre-tax (loss) income by significant geographical location is as follows (in thousands):

                                                    Year ended December 31,
                                                 ------------------------------
                                                   2000       1999      1998
                                                 --------  ---------- ---------
                                                           (Restated) (Restated)
     United States.............................. $(34,183)  $(64,670)  $(3,248)
     Foreign....................................   11,854     12,584     8,644
                                                 --------   --------   -------
                                                 $(22,329)  $(52,086)  $ 5,396
                                                 ========   ========   =======

   The provision for income taxes is as follows (in thousands):

                                                    Year ended December 31,
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------  --------  -------
     Current tax expense:
       Federal..................................... $   --   $    510  $ 2,209
       State.......................................     165        12       68
       Foreign.....................................   2,984     2,785    1,931
                                                    -------  --------  -------
                                                      3,149     3,307    4,208
                                                    -------  --------  -------
     Deferred tax expense (benefit):
       Federal.....................................  (1,709)  (14,342)  (1,801)
       State.......................................    (201)   (2,337)    (210)
       Foreign.....................................     576        10      --
                                                    -------  --------  -------
                                                     (1,334)  (16,669)  (2,011)
                                                    -------  --------  -------
     Increase (decrease) in valuation allowance....   1,910    15,657     (391)
                                                    -------  --------  -------
     Total provision............................... $ 3,725  $  2,295  $ 1,806
                                                    =======  ========  =======

                               FLIR SYSTEMS, INC.

Note 10. Income Taxes--(Continued)


   Deferred tax assets (liabilities) are composed of the following components (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Allowance for doubtful accounts........................ $    680  $  1,536
     Warranty reserve.......................................      707       389
     Inventory basis differences............................    8,693     4,149
     Accrued liabilities....................................    1,689     1,142
     Other..................................................      174       --
                                                             --------  --------
     Net current deferred tax assets........................ $ 11,943  $  7,216
                                                             ========  ========

     Acquired in-process research and development........... $ 10,143  $ 10,995
     Net operating loss carryforwards.......................   31,356    24,271
     Credit carryforwards...................................    3,186     3,367
     Depreciation...........................................     (181)      110
     Unremitted foreign earnings............................   (8,667)   (1,515)
     Merger costs capitalized for tax purposes..............      --      1,414
     Other..................................................      --         12
                                                             --------  --------
     Gross long-term deferred tax asset.....................   35,837    38,654
     Deferred tax asset valuation allowance.................  (24,065)  (22,155)
                                                             --------  --------
     Net long-term deferred tax asset....................... $ 11,772  $ 16,499
                                                             ========  ========

   The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

                                                          Year ended December 31,
                                                        ---------------------------
                                                         2000      1999      1998
                                                        -------   -------   -------
     Statutory federal tax rate.......................    (34.0)%   (34.0)%    34.0 %
     Increase (decrease) in rates resulting from:
     State taxes......................................     (3.0)     (4.5)      3.5
     Foreign sales corporation benefit................      --        4.6      (6.5)
     Utilization of research and development credits..      --       (1.3)    (22.6)
     Increase (decrease) in valuation allowance.......      8.6      30.1      (7.2)
     Non-deductible expenses..........................      2.1       2.5      36.7
     Correction of prior year estimates...............     14.0       --        --
     Unremitted foreign earnings......................     32.0       --        --
     Other............................................     (3.0)      7.0      (4.4)
                                                        -------   -------   -------
     Effective tax rate...............................     16.7 %     4.4 %    33.5 %
                                                        =======   =======   =======

   At December 31, 2000, the Company had US and United Kingdom tax net operating loss carryforwards (NOLs) totaling approximately $80.8 million and $0.6 million, respectively, which expire in the years 2005 through 2020. Additionally, the Company has various US tax credits available aggregating $3.2 million which expire in the years 2007 through 2019. The Company also has a $10.1 million deferred tax asset related to acquired in-process research and development recorded in connection with the AGEMA acquisition. The realization of this deferred tax asset is dependent upon the ability of foreign subsidiaries to remit earnings to the US parent. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"

                               FLIR SYSTEMS, INC.

Note 10. Income Taxes--(Continued)

(SFAS 109) requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not." Otherwise, a valuation allowance is required to be recorded. Based on this guidance, management has recorded a substantial valuation allowance amounting to $24.1 million and $22.2 million at December 31, 2000 and 1999, respectively, against such deferred tax assets. Management believes, primarily as a result of the significant operational restructuring in the third quarter of 2000, that the net deferred tax asset of $23.7 million reflected on the December 31, 2000 consolidated balance sheet, is realizable based on future forecasts of taxable income. In addition, the Company is planning to implement various tax planning strategies to assist in the utilization of such unreserved deferred tax assets.

   Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated for full utilization of the deferred tax assets. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income and/or tax planning strategies are not achieved.

Note 11. Capital Stock

   On July 6, 1998, the Company completed a secondary public offering of 2,399,130 shares of common stock, including 1,638,630 shares of common stock issued and sold by the Company. Additionally, on July 24, 1998, the underwriters exercised the over-allotment option related to the secondary offering and the Company issued and sold an additional 359,870 shares of common stock. The net proceeds of $32.0 million were utilized to repay in full a payable to a related party, which aggregated approximately $5.0 million, and to reduce amounts outstanding under the Company's lines of credit.

   On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan that provides for the issuance of one right for each share of outstanding common stock. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15% or more of the Company's outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company's A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company's common stock at a purchase price of $65.00, subject to adjustment. The Company will generally be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15% or more of the Company's common stock. If an acquiring person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock and the Company does not redeem or exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights' then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 12. Stock Options

   The Company has stock incentive plans for employees, consultants, and directors of the Company. Under the plans, incentive stock options or non-qualified stock options may be granted to employees, consultants or non-employee directors of the Company with an exercise price of not less than the fair market value of the

                               FLIR SYSTEMS, INC.

Note 12. Stock Options--(Continued)

stock on the date of grant. The options generally become exercisable over a 3-year period beginning 1 year after date of grant and expire 10 years from the date of grant. The plans terminate in 2003. In 1998, the Company increased the number of shares of common stock reserved for future issuance pursuant to its incentive stock plans to 4,269,400.

   The Company has elected to account for its employee stock-based compensation under APB 25; however, as required by SFAS No. 123, the Company has computed for pro forma disclosure purposes the value of options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 2000, 1999 and 1998 were a risk-free interest rate of 6.1%, 5.5% and 5.7%, respectively; an expected dividend yield of 0%; an expected life of three years; and an expected volatility of 77.9%, 49.5% and 48.4%, respectively.

   Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2000, 1999 and 1998, the total value of the options granted was computed to be $9.4 million, $3.4 million and $2.4 million, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

   If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net earnings and pro forma net earnings per share would have been as follows (in thousands, except per share data):

                                                    Year Ended December 31,
                                                 -------------------------------
                                                   2000       1999       1998
                                                 --------  ---------- ----------
                                                           (Restated) (Restated)
   Net (loss) earnings--as reported............. $(26,054)  $(54,381)   $3,590
   Net (loss) earnings--pro forma............... $(28,995)  $(56,744)   $2,243
   (Loss) earnings per share:
     Basic--as reported......................... $  (1.80)  $  (3.82)   $ 0.28
     Diluted--as reported....................... $  (1.80)  $  (3.82)   $ 0.27
   (Loss) earnings per share:
     Basic--pro forma........................... $  (2.00)  $  (3.98)   $ 0.17
     Diluted--pro forma......................... $  (2.00)  $  (3.98)   $ 0.17

   The effects of applying SFAS No. 123 for providing pro forma disclosure for 2000, 1999 and 1998 are not likely to be representative of the effects on reported net earnings and earnings per share for future years, since options vest over several years and additional awards may be made.

                               FLIR SYSTEMS, INC.

Note 12. Stock Options--(Continued)


   The table below summarizes the Company's stock option activity:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Balance at December 31, 1997..................... 1,339,528       $10.09
     Granted........................................   386,309        16.67
     Exercised......................................  (188,508)        8.92
     Terminated.....................................  (116,935)       12.47
                                                     ---------       ------
   Balance at December 31, 1998..................... 1,420,394        11.84
     Granted........................................   511,600        17.14
     Exercised......................................  (237,528)        4.12
     Terminated.....................................  (199,976)       17.28
                                                     ---------       ------
   Balance at December 31, 1999..................... 1,494,490        14.15
     Granted........................................ 1,366,700         6.86
     Exercised......................................   (60,535)        3.68
     Terminated.....................................  (668,689)       13.20
                                                     ---------       ------
   Balance at December 31, 2000..................... 2,131,966       $10.11
                                                     =========       ======

   The following table sets forth the exercise price range, number of shares, weighted average exercise price, and the remaining contractual lives by group of similar price and grant dates of options outstanding and exercisable as of December 31, 2000:

                            Options Outstanding                Options Exercisable
                ------------------------------------------- --------------------------
                                           Weighted Average
Exercise Price  Number of Weighted Average    Remaining     Number of Weighted Average
    Range        Shares    Exercise Price  Contractual Life  Shares    Exercise Price
--------------  --------- ---------------- ---------------- --------- ----------------
$ 0.38--$ 5.23     76,305      $ 4.75            2.1           70,305      $ 4.82
$ 5.94--$ 6.16    624,800        6.16            9.7          207,901        6.16
$ 6.75--$ 7.50    581,500        7.45            9.6          296,507        7.41
$ 8.38--$14.63    370,454       12.46            5.1          356,625       12.52
$15.00--$17.25    357,407       16.94            7.6          193,748       16.86
$18.00--$21.86    121,500       19.36            7.8           72,003       19.71
                ---------      ------            ---        ---------      ------
                2,131,966      $10.11            8.1        1,197,089      $10.83
                =========      ======            ===        =========      ======

   Options available for grant at December 31, 2000 totaled 1,115,427 shares.

Note 13. Segment Information

   The Company has determined its operating segments to be the Thermography and Imaging market segments. The Thermography market is comprised of a broad range of commercial and industrial applications utilizing infrared cameras to provide precise temperature measurement. The Imaging market is comprised of a broad range of applications that is focused on providing enhanced vision capabilities where temperature measurement is not required, although differences in temperature are used to create an image. The Imaging market also includes high performance daylight imaging applications.

                               FLIR SYSTEMS, INC.

Note 13. Segment Information--(Continued)


   The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates performance based upon net revenue for each segment and does not evaluate segment performance on any other income measurement.

   Previously, the Company reported its operating segments to be the commercial and government market segments. The information below for 1999 and 1998 has been reclassified to be consistent with the reporting for the Thermography and Imaging market segments in 2000.

   Operating segment information for revenue is as follows (in thousands):

                                                     Year ended December 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  -------- ---------- ---------
                                                           (Restated) (Restated)
       Thermography.............................. $ 87,139  $ 88,628  $ 96,164
       Imaging...................................   99,218    89,928    81,090
                                                  --------  --------  --------
                                                  $186,357  $178,556  $177,254
                                                  ========  ========  ========

   Information related to revenue by significant geographical location is as follows (in thousands):

                                                     Year ended December 31,
                                                  ------------------------------
                                                    2000      1999       1998
                                                  -------- ---------- ----------
                                                           (Restated) (Restated)
       United States............................. $ 96,140  $ 88,971   $ 92,843
       Europe....................................   47,668    51,539     39,572
       Other foreign.............................   42,549    38,046     44,839
                                                  --------  --------   --------
                                                  $186,357  $178,556   $177,254
                                                  ========  ========   ========
       Major customers:
         US government........................... $ 33,902  $ 35,493   $ 31,240
                                                  ========  ========   ========

   Long-lived assets by significant geographical location is as follows (in thousands):

                                                                  2000    1999
                                                                 ------- -------
       United States............................................ $13,052 $18,886
       Europe...................................................  19,829  21,729
                                                                 ------- -------
                                                                 $32,881 $40,615
                                                                 ======= =======

Note 14. Inframetrics Merger

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

   The shares of capital stock of Inframetrics outstanding immediately prior to the effective time were converted into and exchanged for a total of 2,107,552 shares of the Company's common stock (including

                               FLIR SYSTEMS, INC.

Note 14. Inframetrics Merger--(Continued)

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

   In conjunction with the merger, the Company recorded in 1999 a one-time charge of $34.6 million consisting of a reserve for duplicative inventories of $25.3 million, transaction related costs of $3.2 million and cost to exit activities of $6.1 million.

   The inventory reserve relates to duplicative product lines created by the merger and is included in cost of goods sold. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs are included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom, Germany and France. As of December 31, 2000, the Company has written off and disposed of substantially all of the inventory and has paid all of the transaction related costs and the cost to exit activities.

   The following reconciles revenue and net earnings for the impacts of the merger to the information presented in the consolidated financial statements:

                                                                        1998
                                                                      --------
     Revenues:
       Previously reported, as restated (Note 15) and reclassified
        (Note 16).................................................... $123,469
       Inframetrics, as reclassified (Note 16).......................   53,785
                                                                      --------
                                                                      $177,254
                                                                      ========
     Net earnings:
       Previously reported, as restated (Note 15).................... $  3,068
       Inframetrics..................................................      522
                                                                      --------
                                                                      $  3,590
                                                                      ========

Note 15. Restatements

   In March 2001, the Company determined that it was necessary to restate its 1999 and 1998 consolidated financial statements and its interim 2000 and 1999 consolidated financial statements. The restatements were effected after the Company determined, based on a review of the specific terms and conditions underlying certain sales transactions recorded in 1999 and 1998, that revenue was recognized with respect to such transactions during periods or in amounts that were not consistent with the Company's revenue recognition policy. Accordingly, the restatements include the deferral of revenue from the reporting period in which the revenue was originally recorded to the reporting period in which the revenue would be properly recorded under the Company's revenue recognition policy. The related cost of sales and certain operating costs have also been restated as appropriate. The restatements also include a revision in the accounting for certain assets recorded in connection with the merger with Inframetrics, Inc. in 1999. The consolidated financial statements and related notes set forth in this Annual Report reflect all such restatements for periods presented.

                               FLIR SYSTEMS, INC.

Note 15. Restatement--(Continued)


   Additional information regarding the impact of the restatements, before reclassifications, is set forth in the table below (in thousands, except per share amounts):

   Results of Operations

                                           Year Ended           Year Ended
                                        December 31, 1999    December 31, 1998
                                       -------------------  -------------------
                                       Previously    As     Previously    As
                                        Reported  Restated   Reported  Restated
                                       ---------- --------  ---------- --------
   Revenue...........................   $186,448  $187,160   $196,865  $185,750
   Cost of goods sold................    123,666   123,665     92,260    87,384
                                        --------  --------   --------  --------
     Gross profit....................     62,782    63,495    104,605    98,366
   Research and development..........     29,006    29,006     26,958    26,958
   Selling and other operating
    costs............................     71,046    71,503     61,541    61,541
   Combination costs.................      9,301     9,301        --        --
                                        --------  --------   --------  --------
     Total operating expenses........    109,353   109,810     88,499    88,499
       (Loss) earnings from
        operations...................    (46,571)  (46,315)    16,106     9,867
   Interest expense..................      7,843     7,843      3,162     3,162
   Other (income) and expenses, net..     (2,072)   (2,072)     1,309     1,309
                                        --------  --------   --------  --------
       (Loss) earnings before income
        taxes........................    (52,342)  (52,086)    11,635     5,396
   Income tax provision..............      2,295     2,295      1,806     1,806
                                        --------  --------   --------  --------
   Net (loss) earnings...............   $(54,637) $(54,381)  $  9,829  $  3,590
                                        ========  ========   ========  ========
   Net (loss) earnings per share:
     Basic...........................   $  (3.83) $  (3.82)  $   0.76  $   0.28
                                        ========  ========   ========  ========
     Diluted.........................   $  (3.83) $  (3.82)  $   0.73  $   0.27
                                        ========  ========   ========  ========

   Financial Position

                                        December 31, 1999
                                       -------------------
                                       Previously    As
                                        Reported  Restated
                                       ---------- --------
   Accounts receivable...............   $ 57,777  $ 56,788
   Inventory.........................     64,374    65,074
   Total current assets..............    139,662   139,373
   Property and equipment, net.......     20,796    20,854
   Total assets......................    196,718   196,487
   Accrued payroll and other
    liabilities......................     21,474    27,226
   Total current liabilities.........    129,140   134,892
   Accumulated deficit...............    (78,761)  (84,744)
   Total shareholders' equity........     62,202    56,219
   Total liabilities and
    shareholders' equity.............    196,718   196,487

                               FLIR SYSTEMS, INC.

Note 16. Reclassifications


   Reclassifications have been made to the consolidated statement of operations for the reporting of representative commissions incurred by the Company. These commissions, which were previously recorded as a portion of selling and other operating costs, have been reclassified to a reduction of revenue to be consistent with current reporting presentations.

   The consolidated statement of operations were modified as follows (in thousands):

                                        Year Ended            Year Ended
                                     December 31, 1999     December 31, 1998
                                   --------------------- ---------------------
                                      As         As         As         As
                                   Restated Reclassified Restated Reclassified
                                   -------- ------------ -------- ------------
   Revenue........................ $187,160   $178,556   $185,750   $177,254
   Gross profit...................   63,495     54,891     98,366     89,870
   Selling and other operating
    costs.........................   71,503     62,899     61,541     53,045
   Total operating expenses.......  109,810    101,206     88,499     80,003

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                               FLIR SYSTEMS, INC.
                     (In thousands, except per share data)

                                 Q1                  Q2                  Q3
                         ------------------- ------------------- -------------------
                            As        As        As        As        As        As
                         Reported  Restated* Reported  Restated* Reported  Restated*    Q4
                         --------  --------- --------  --------- --------  ---------  -------
2000
Revenue................. $35,828    $36,678  $52,891    $52,560  $ 38,539  $ 39,912   $57,207
Gross profit............  19,650     19,158   23,977     22,699    11,112    10,698    29,038
Net (loss) earnings ....  (5,507)    (3,906)  (7,263)    (6,575)  (18,595)  (18,149)    2,576
Net (loss) earnings per
 share:
  Basic................. $ (0.38)   $ (0.27) $ (0.50)   $ (0.45) $  (1.28) $  (1.25)  $  0.18
  Diluted............... $ (0.38)   $ (0.27) $ (0.50)   $ (0.45) $  (1.28) $  (1.25)  $  0.18

                                 Q1                   Q2                 Q3                  Q4
                         -------------------  ------------------ ------------------- -------------------
                            As        As         As       As        As        As        As        As
                         Reported  Restated*  Reported Restated* Reported  Restated* Reported  Restated*
                         --------  ---------  -------- --------- --------  --------- --------  ---------
1999
Revenue................. $ 38,821  $ 39,038   $46,316   $45,890  $47,007    $45,569  $ 54,304  $ 48,059
Gross profit............       (6)     (400)   24,745    23,331   25,431     24,187    12,612     7,773
Net (loss) earnings ....  (26,902)  (26,183)      930     1,738      (39)       193   (28,626)  (30,129)
Net (loss) earnings per
 share:
  Basic................. $  (1.90) $  (1.85)  $  0.07   $  0.12  $  0.00    $  0.01  $  (1.99) $  (2.10)
  Diluted............... $  (1.90) $  (1.85)  $  0.06   $  0.12  $  0.00    $  0.01  $  (1.99) $  (2.10)

--------
* Includes reclassifications. See Note 15 and Note 16 to the Consolidated Financial Statements regarding the basis of the above restatement and reclassifications.

   The sum of the quarterly earnings (loss) per share does not equal the annual loss per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   On May 2, 2000, the Company dismissed PricewaterhouseCoopers, LLP ("PricewaterhouseCoopers") as its independent auditors. The action was approved by the Board of Directors and the Audit Committee of the Board of Directors. The audit reports of PricewaterhouseCoopers on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1998 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report on the financial statements for the year ended December 31, 1999 included an emphasis of a matter paragraph referring to the restatement of the 1998 financial statements, as described in the notes thereto.

   In connection with the audits for the two years ended December 31, 1999 and 1998, and the subsequent interim period through May 2, 2000, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

   In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 1999, PricewaterhouseCoopers had delivered to the Company its Report to the Audit Committee--Results of 1999 Audit (the "Report"). The Report stated that, in the course of PricewaterhouseCoopers' audit of the Company's consolidated financial statements for the year ended December 31, 1999, PricewaterhouseCoopers noted certain matters involving the internal control structure of its operations that it considered to be material weaknesses. The Report identified material weaknesses in internal controls in three areas: (i) lack of follow-up by personnel independent from the inventory costing system, (ii) the use of manual entries to general ledger account balances for sales, cost of sales, accounts receivable, inventory and intercompany receivables and payables and the lack of regular and timely follow-up of the related accounts, and (iii) the lack of regular and timely reconciliation of intercompany receivable and payable accounts and follow-up of the related accounts. The Report also stated that, as a result of the material weaknesses in internal controls identified in the Report, PricewaterhouseCoopers has determined that it would be unable to perform a review of the Company's March 31, 2000 interim financial statements and that PricewaterhouseCoopers believed that the material weaknesses raised questions about the Company's ability to prepare interim consolidated financial information that was both timely and accurate. The Company authorized PricewaterhouseCoopers to respond fully to questions from any successor auditors regarding this matter. The Company believes that it has corrected the deficiencies identified by PricewaterhouseCoopers.

   The Company requested that PricewaterhouseCoopers furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements contained herein. A copy of such letter dated May 9, 2000 was filed as Exhibit 16.1 to the Current Report on Form 8-K, dated May 9, 2000.

   On July 13, 2000, the Company engaged Arthur Andersen LLP ("Arthur Andersen") as its independent auditors for the fiscal year ended December 31, 2000. The engagement of Arthur Andersen was approved by the Company's Board of Directors.

   During the two most recent fiscal years and the interim period through May 2, 2000, the date Arthur Andersen was retained to conduct the First Quarter SAS 71 Review, neither the Company nor any person on its behalf consulted Arthur Andersen regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter than was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of the Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

   In the ordinary course of the First Quarter SAS 71 Review, the Company discussed various accounting and financial reporting matters with Arthur Andersen. The Company also provided Arthur Andersen with a copy of the Report issued by PricewaterhouseCoopers and discussed such Report with Arthur Andersen. Arthur Andersen discussed the Report with PricewaterhouseCoopers and has advised the Company that it considered the Report and these discussions in conducting the First Quarter SAS 71 Review. The Company also informed PricewaterhouseCoopers of its discussions with Arthur Andersen of these matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors and executive officers of the Company is included under "Election of Directors," "Management--Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership of certain beneficial owners and management is included under "Stock Owned by Management and Principal Shareholders" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

    3.1   Second Restated Articles of Incorporation of the FLIR Systems, Inc.
           (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582)).


    3.2   First Amendment to Second Restated Articles of Incorporation of FLIR
           Systems, Inc. (incorporated by reference to Exhibit 1.1 to
           Registration Statement on Form 8-A filed on June 11, 1999).


    3.3 First Restated Bylaws of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File
           No. 33-62582)).


    4.1 Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).


   10.1 Form of Indemnity Agreement between the FLIR Systems, Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-
           62582)). (1)


   10.2 1984 Incentive Stock Option Plan and Amendments (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1
           (File No. 33-62582)). (1)


   10.3   1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)). (1)


   10.4 1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1
           (File No. 33-62582)). (4)


   10.5   Lease Dated February 11, 1985, as amended, by and among the FLIR
           Systems, Inc. and Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1
           (File No. 33-62582)).


   10.6   Combination Agreement, Dated October 6, 1997, Among FLIR Systems,
           Inc., Spectra-Physics AB, Spectra-Physics Holding S.A., Spectra-
           Physics Holdings GmbH, Spectra-Physics Holdings PLC, and Pharos
           Holdings, Inc. (incorporated by reference to Exhibit 2.0 to Current
           Report on Form 8-K filed on October 24, 1997).

   10.7   Form of Executive Employment Agreement dated as of May 5, 1997 (James
           A. Fitzhenry) (incorporated by reference to Exhibit 10.2 to Current
           Report on Form 8-K filed on October 24, 1997). (1)


   10.8   Form of Agreement amending Executive Employment Agreement dated as of
           December 1, 1997 for James A. Fitzhenry (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 15,
           1997). (1)


   10.9   Form of Agreement amending Executive Employment Agreement dated as of
           January 20, 1999 amending Executive Employment Agreement of James A.
           Fitzhenry and Arne Almerfors (incorporated by reference to Exhibit
           10.2 to Quarterly Report on Form 10-Q filed on August 16, 1999). (1)

   10.10 Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems, Inc., Spectra-Physics AB, Spectra-Physics
           Holdings PLC and Pharos Holdings (incorporated by reference to
           Exhibit 10.2 to Current Report on Form 8-K filed on December 15,
           1997).

   10.11  Contract for the Supply of Uncooled Imaging Modules, dated January
           15, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed May 28, 1998). (2)

   Number                              Description
   ------                              -----------


   10.12  Contract for the Supply of Uncooled Imaging Modules, dated March 4,
           1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed
           May 28, 1998). (2)


   10.13 Inframetrics, Inc. Shareholders Agreement dated as of March 19, 1999 by and among FLIR, Inframetrics and the shareholders of Inframetrics
           (incorporated by reference to Exhibit 10.1 to Current Report on Form
           8-K filed on April 14, 1999).

   10.14  Amendment to Inframetrics, Inc. Shareholders Agreement dated as of
           October 27, 1999 by and among FLIR, Inframetrics, and the former shareholders of Inframetrics (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 333-90717)).

   10.15 FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April
           30, 1999). (1)


   10.16  Contract for the Supply of Uncooled Imaging Modules, dated August 8,
           1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed
           December 2, 1999). (2)


   10.17  Form of Credit Agreement among FLIR Systems, Inc. and Bank of America
           N.A. and certain other financial institutions dated as of December
           16, 1999 (incorporated by reference to Exhibits to Registration
           Statement on Form S-1 (File No. 333-90717)).

   10.18  Form of Pledge Agreement dated as of December 16, 1999 by FLIR
           Systems, Inc. in favor of Bank of America N.A. as Agent
           (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 333-90717)).


   10.19  Form of Security Agreement dated as of December 16, 1999 between FLIR
           Systems, Inc. and Bank of America N.A. as Agent (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File
           No. 333-90717)).


   10.20  Amendment to Credit Agreement among FLIR Systems, Inc. and Bank of
           America N.A. and certain other financial institutions dated as of January 23, 2001.


   10.21  Amendment to Security Agreement dated as of January 23, 2001 between
           FLIR Systems, Inc. and Bank of America N.A. as Agent.


   10.22  Executive Employment Agreement dated as of November 1, 2001 between
           FLIR Systems, Inc. and Earl R. Lewis. (1)


   21.0   Subsidiaries of FLIR Systems, Inc.


   23.0   Consent of Arthur Andersen LLP.


   23.1   Consent of PricewaterhouseCoopers LLP.


   99.0   Report of Ernst & Young, LLP.


   99.1   Consent of Ernst & Young, LLP.

--------
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

(2) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

   (b) During the quarter ended December 31, 2000, the Company filed the following reports on Form 8-K.

    1. The Company filed a current report on Form 8-K, dated November 16, 2000, reporting under Item 5 and 7 its financial results for the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2001.

                                          FLIR SYSTEMS, INC.
                                          (Registrant)

                                                 /s/ Stephen M. Bailey
                                          By: _________________________________
                                          Stephen M. Bailey
                                          Sr. Vice President, Finance and
                                           Chief Financial Officer (Principal
                                           Accounting and Financial Officer
                                           and Duly Authorized Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 2, 2001.

                 Signature                                  Title
                 ---------                                  -----


           /s/ Earl R. Lewis              Chairman of the Board of Directors,
   ______________________________________  President and Chief Executive Officer
               Earl R. Lewis

            /s/ John C. Hart              Director
   ______________________________________
                John C. Hart

           /s/ W. Allen Reed              Director
   ______________________________________
               W. Allen Reed

          /s/ Ronald L. Turner            Director
   ______________________________________
              Ronald L. Turner

          /s/ Steven E. Wynne             Director
   ______________________________________
              Steven E. Wynne

                                                                     SCHEDULE II

                               FLIR SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

        Column A          Column B         Column C         Column D   Column E
        --------         ----------- --------------------- ---------- -----------
                                           Additions
                                     ---------------------
                                                Charged To
                         Balance at  Charges to   Other    Write-offs   Balance
                          Beginning  Costs and  Accounts--   Net of   at the End
                         of the Year  Expenses  Described  Recoveries of the Year
                         ----------- ---------- ---------- ---------- -----------
Year ended December 31,
 2000
  Allowance for Doubtful
   Accounts.............   $ 4,772    $ 1,122      $ 0      $(3,286)    $ 2,608
                           =======    =======      ===      =======     =======
  Allowance for Deferred
   Tax Assets...........   $22,155    $ 1,910      $ 0      $     0     $24,065
                           =======    =======      ===      =======     =======

Year ended December 31,
 1999
  Allowance for Doubtful
   Accounts.............   $ 3,216    $ 5,221      $ 0      $(3,665)    $ 4,772
                           =======    =======      ===      =======     =======
  Allowance for Deferred
   Tax Assets...........   $ 6,498    $15,657      $ 0      $     0     $22,155
                           =======    =======      ===      =======     =======

Year ended December 31,
 1998
  Allowance for Doubtful
   Accounts.............   $ 2,639    $   417      $ 0      $   160     $ 3,216
                           =======    =======      ===      =======     =======
  Allowance for Deferred
   Tax Assets...........   $ 6,889    $  (391)     $ 0      $     0     $ 6,498
                           =======    =======      ===      =======     =======

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
FLIR Systems, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements, as of and for the year ended December 31, 2000 included in FLIR Systems, Inc. and subsidiaries' Form 10-K, and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The 2000 Valuation and Qualifying Accounts Schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

/s/ Arthur Andersen LLP

Portland, Oregon
March 2, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of FLIR Systems, Inc.

   Our audits of the consolidated financial statements referred to in our report dated April 14, 2000, except as to Note 15, which is as of March 23, 2001, appearing in the 2000 Annual Report on Form 10-K of FLIR Systems, Inc. also included an audit of the financial statement schedule for the years ended December 31, 1999 and 1998 listed in Item 14(a)(2) of this Form 10-K. We did not audit the financial statement schedule of Inframetrics, Inc., a wholly owned subsidiary, for the year ended December 31, 1998. That schedule was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Inframetrics, Inc., is based solely on the report of the other auditors. In our opinion, based on our audit and the report of other auditors, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the financial statement schedule of FLIR Systems, Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 14, 2000