Form 10-K/A
period 2000-12-31
FLIR SYSTEMS INC
filed 2001-04-30
CIK 354908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the year ending December 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ______________ to _____________

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Title of each class of Stock

                         Common Stock, $0.01 par value
                        Preferred Stock Purchase Rights

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [_]

   As of March 31, 2001, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $117,550,275.

   As of March 31, 2001, there were 14,585,085 shares of the Registrant's common stock, $0.01, par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Amendment amends and restates Items 10, 11, 12 and 13 of Part III and
Item 14 of Part IV of FLIR Systems Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. The complete text of each Item as amended and restated is set forth below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Name           Age                    Position
             ----           ---                    --------
   Earl R. Lewis...........  57 Chairman of the Board of Directors, President
                                 and Chief Executive Officer
   Arne Almerfors..........  55 Executive Vice President and President
                                Thermography Business
   Stephen M. Bailey.......  53 Senior Vice President, Finance and Chief
                                Financial Officer
   James A. Fitzhenry......  45 Senior Vice President, General Counsel and
                                Secretary
   Daniel Manitakos........  43 Senior Vice President, Boston Operations
   William A. Sundermeier..  37 Senior Vice President, Portland Operations
   Andrew C. Teich.........  40 Senior Vice President, Sales
   John C. Hart............  67 Director
   Angus L. Macdonald......  44 Director
   W. Allen Reed...........  54 Director
   Ronald L. Turner........  54 Director
   Steven E. Wynne.........  48 Director

   Earl R. Lewis. Mr. Lewis has served as Chairman, President and Chief Executive Officer of the Company since November 1, 2000. He was initially elected to the Board in June 1999 in connection with the acquisition of Spectra Physics AB by Thermo Instrument Systems Inc. Mr. Lewis was formerly President and Chief Executive Officer of Thermo Instrument Systems, Inc. and Chief Operating Officer, Measurement and Detection, of Thermo Electron Corporation, the parent company of Thermo Instrument Systems. Mr. Lewis is also a director of SpectRx Inc., IGI, Harvard BioScience, Inc. and SPLI. Mr. Lewis holds a B.S. from Clarkson College of Technology and has attended postgraduate programs at the University of Buffalo, Northeastern University and Harvard University.

   Arne Almerfors. Mr. Almerfors joined FLIR in December 1997 in connection with FLIR's acquisition of AGEMA, and currently serves as Executive Vice President and President of the Thermography business. From 1995 to 1997, Mr. Almerfors was President and Chief Executive Officer of AGEMA Infrared Systems AB. He also served as President and Chief Executive Officer of CE Johansson AB, a manufacturer of coordinate measuring devices, from 1989 to 1995. Mr. Almerfors received his B.S., MBA, Masters in Political Science and certification for post-graduate courses in corporate finance and accounting from the University of Stockholm.

   Stephen M. Bailey. Mr. Bailey joined FLIR in April 2000 as Senior Vice President, Finance and Chief Financial Officer. Since 1989, Mr. Bailey has served as Vice President and Chief Financial Officer of Bauce Communications, Inc., President of Pro Golf of Portland, Inc., and Chief Financial Officer and Chief Operating Officer of Desk2Web Technologies, Inc. From 1975 to 1988, Mr. Bailey served in various senior executive positions with Amfac, Inc., including Senior Vice President and Controller of Amfac Foods, Inc., President of Amfact Supply Company and as Senior Vice President and Controller of Amfac, Inc. A CPA, Mr. Bailey also worked at Touche Ross & Company (which subsequently became Deloitte & Touche) from 1970 to 1975. Mr. Bailey received his B.S. from Oregon State University.

   James A. Fitzhenry. Mr. Fitzhenry joined FLIR in 1993 as Corporate Counsel and Director of Administration, and was appointed Senior Vice President for Corporate Operations, General Counsel and

Secretary in 1995. From 1990 to 1993, Mr. Fitzhenry served in the White House under President George W. Bush as Assistant Director of the Office of Policy Development and Associate Director of the Office of Cabinet Affairs. Previously, he served as legal counsel and legislative director to U.S. Senator Mark O. Hatfield (R-Ore.), Deputy State Treasurer for the State of Oregon and practiced law in Portland, Oregon. Mr. Fitzhenry received his B.A. from the University of Oregon and his J.D. and MBA degrees from Willamette University.

   Daniel Manitakos. Mr. Manitakos joined FLIR in March 1999 as Vice President, Boston Operations and was appointed to Senior Vice President and General Manager, Boston Operations in September 2000. Mr. Manitakos served as Vice President, Operations at Inframetrics, Inc. prior to its acquisition by FLIR in March 1999. Mr. Manitakos served in various engineering and operations capacities since joining Inframetrics in 1989. He received his B.S. in Mechanical Engineering from the University of Massachusetts, an M.S. in Mechanical Engineering from Northeastern University and an MBA from Suffolk University. Mr. Manitakos is also a Registered Professional Engineer in Massachusetts.

   William A. Sundermeier. Mr. Sundermeier joined FLIR in 1994 as Product Marketing Manager and was appointed Director of Product Marketing in 1995. In 1999, Mr. Sundermeier was appointed Senior Vice President for Product Strategy. In September 2000, Mr. Sundermeier was appointed Senior Vice President and General Manager, Portland Operations. Prior to joining FLIR, Mr. Sundermeier was a founder of Quality Check Software, Inc. (QCS) in 1993. From 1985 to 1993, Mr. Sundermeier served as Product Line Manager at Cadre Technologies, Inc. Mr. Sundermeier also served as Software/Hardware Engineer at Tektronix, Inc. from 1980 to 1985. Mr. Sundermeier received his B.S. in Computer Science from Oregon State University.

   Andrew C. Teich. Mr. Teich joined FLIR in March 1999 as Senior Vice President of Marketing. From 1996, Mr. Teich served as Vice President of Sales and Marketing at Inframetrics, Inc. prior to its acquisition by FLIR in March 1999. From 1984 to 1996, Mr. Teich served in the capacities of Sales Engineer, Western Regional Sales Manager, International Sales Manager and Vice President of Sales at Inframetrics. He holds an A.S. degree in Industrial Design from the University of Bridgeport and received his B.S. in Marketing from Arizona State University.

   John C. Hart. Mr. Hart has served as a Director of the Company since February 1987 and as Chairman of the Board of Directors from 1987 to April 1993. From 1982 until his retirement in 1993, Mr. Hart served as Vice President of Finance, Treasurer, Chief Financial Officer and a member of the Board of Directors of Louisiana-Pacific Corporation. Mr. Hart also served as interim President and Chief Executive Officer of the Company from May through November 2000.

   Angus L. Macdonald. Mr. Macdonald was elected to the Board of Directors in April 2001 for a term to expire at the Company's 2001 Annual Meeting of Shareholders, at which time his election to the Board for a 1-year term will be voted upon. Mr. Macdonald is currently President of Life Sciences Consultants, Inc., an advisory firm to growth companies regarding capital formation, corporate development and strategy. From 1996 to 2000, he was Senior Vice President of Lehman Brothers, Inc. Prior to joining Lehman Brothers, Mr. Macdonald was senior analyst at Fahnestock, Inc., President of Macdonald & Associates, principal of DWQ, Ltd, President of AGR Corporation, Director of Business Development for Bethesda Research Laboratories, Inc. and a management consultant with Robert S. First, Inc. He holds a B.A. from the University of Pennsylvania and an MBA from Cranfield University, UK.

   W. Allen Reed. Mr. Reed has served as a Director of the Company since April 1992 and his current term on the Board of Directors expires in 2001. Mr. Reed is President and Chief Executive Officer of General Motors Investment Management Corporation. From 1991 to 1994, Mr. Reed was Vice President and Treasurer of GM Hughes Electronics Corporation and Hughes Aircraft Company ("Hughes"). From 1984 to 1991, Mr. Reed was President of the Hughes Investment Management Company, a wholly owned subsidiary of Hughes. Prior to joining Hughes, Mr. Reed was Vice President and Portfolio Manager for Allen & Associates Investment Management Company. Mr. Reed serves on the Boards of Directors of iShares, Inc., Temple-Inland

Industries, General Motors Acceptance Corporation and GMAC Insurance Holdings. Mr. Reed also serves as Chairman of the Investment Advisory Committee for the Howard Hughes Medical Institute.

   Ronald L. Turner. Mr. Turner was elected to the Board of Directors in 1993. Mr. Turner was appointed Chairman, President and Chief Executive Officer of Ceridian Corporation in May 2000. He served as President and Chief Executive Officer since January 2000, President and Chief Operating Officer since 1998 and Executive Vice President, Operations since 1997. From 1993 to 1997, Mr. Turner served as President and Chief Executive Officer of Computing Devices International, an aerospace company, which was a division of Ceridian Corporation. From 1987 to 1993, Mr. Turner was President and Chief Executive Officer of GEC-Marconi Electronic Systems Corporation, a defense electronics company. Prior to 1987, Mr. Turner worked for Martin Marietta Corporation for 14 years in a variety of executive positions. Mr. Turner serves on the Board of Directors of Ceridian Corporation, BTG, Inc. and the Government Electronics and Information Technology Association. He is also Vice Chairman of the Electronics Industries Alliance, serves on its Executive Committee and Board of Governors and is a member of the Business Roundtable. He is also a past President and a member of the Board of Governors of the Massachusetts Institute of Technology Society of Sloan Fellows.

   Steven E. Wynne. Mr. Wynne was elected to the Board of Directors in November 1999. Mr. Wynne is currently a private investor and corporate advisor. Mr. Wynne was formerly Chairman and Chief Executive Officer of eteamz.com, an on-line community serving amateur athletics from June 2000 until its sale to Active.com in September 2000. From March 1995 to March 2000, Mr. Wynne has served as President and Chief Executive Officer of adidas America, Inc. Prior to that time, he was a partner in the law firm of Ater Wynne LLP. Mr. Wynne received an undergraduate degree and a J.D. from Willamette University. Mr. Wynne also serves on the Board of Directors of Planar Systems, Inc.

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

   Based solely on its review of the copies of such reports received by it with respect to fiscal 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with for fiscal 2000, except for one Form 4 report for Mr. Sundermeier which was filed late.

ITEM 11. EXECUTIVE COMPENSATION

   The following table provides information concerning the compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "named executive officers") for the fiscal years ending December 31, 2000, 1999 and 1998 or such periods as the named executive officer was an officer of the Company.

                                                   Long-Term Compensation
                                                -----------------------------
                                                                   Long-term
                           Annual Compensation  Restricted  Stock  Incentive
   Name and Principal     ---------------------   Stock    Options    Plan      All
        Position          Year  Salary   Bonus  Awards(1)  Granted Payouts(2) Other(3)
   ------------------     ---- -------- ------- ---------- ------- ---------- --------
Earl R. Lewis (4).......  2000 $ 50,000 $   --   $139,262  256,000  $    --   $    --
 Chairman of the Board
 of Directors, President
 and Chief Executive
 Officer


John C. Hart (5)........  2000  110,000     --        --     6,000       --        --
 Director, Former
 President and Chief
 Executive Officer


J. Kenneth Stringer III
 (6)....................  2000  174,906     --        --     1,000       --    138,797
 Former President,        1999  276,000     --        --    30,000    82,192     5,000
 Former Chief Executive   1998  225,726 180,000       --    25,000   240,049     5,000
 Officer, Former
 Director


Andrew C. Teich(7)......  2000  213,642  22,000       --    31,000       --      9,005
 Sr. Vice President,      1999  182,144     --        --       --        --      8,000
 Sales


William A. Sundermeier..  2000  194,850  22,000       --    31,000       --      5,250
 Sr. Vice President,      1999  149,092     --        --    15,000       --      5,000
 Portland Operations      1998  113,012     --        --     5,000       --      4,551


Arne Almerfors..........  2000  148,622  26,748       --    36,000       --     40,334
 Executive Vice           1999  144,305     --        --    12,000       --     45,122
 President and President  1998  132,813  70,513       --       --        --     44,744
 Thermography


James A. Fitzhenry......  2000  182,089  22,000       --    25,000               5,250
 Sr. Vice President,      1999  170,689     --        --    12,000    54,794     5,000
 General Counsel and      1998  159,579  55,000       --    12,000    80,016     5,000
 Secretary


Robert P. Daltry........  2000  266,156     --        --     1,000       --    110,984
 Former Chairman of the   1999  256,406     --        --    30,000       --      5,000
 Board of Directors       1998  271,202 230,000       --    30,000   320,065     5,000

--------
(1) This amount represents the value of shares of restricted stock awarded to Mr. Lewis based on the market price of the Company's common stock on the date of award, including 8,332 shares of restricted stock awarded to Mr. Lewis as compensation for consulting services for the period August 15, 2000 through October 31, 2000, and 13,333 shares of restricted stock awarded to Mr. Lewis in lieu of a cash bonus for 2000. All such shares of restricted stock vest upon the earlier to occur of the date (i) that the Company's total debt is less than $60 million, or (ii) Mr. Lewis ceases to be an employee of the Company.

(2) The amounts set forth under Long-term Incentive Plan Payouts represent the dollar value of shares of restricted stock that were earned in 1998 and 1999 based upon achievement of specified performance goals. The value of these shares was calculated based upon the closing price of the Common Stock on October 7, 1998 and October 21, 1999, respectively.

(3) The amounts set forth under All Other Compensation represent matching amounts contributed on behalf of the named executive officers to retirement plans. All Other Compensation for Messrs. Stringer and Daltry in 2000 includes amounts paid for accumulated vacation of $133,655 and $108,172, respectively, and amounts contributed to retirement plans of $5,142 and $2,812, respectively.

(4) Mr. Lewis has served as Chief Executive Officer since November 2000.

(5) Mr. Hart served as Chief Executive Officer from May 2000 until November
    2000.

(6) Mr. Stringer served as Chief Executive Officer from January 2000 until May 2000. Mr. Stringer's employment with the Company terminated on August 2, 2000.

(7) Mr. Teich joined the Company in March 1999.

Stock Options

   The following table sets forth information concerning options granted to the named executive officers during the year ended December 31, 2000 under the Company's stock options plans:

                                                                         Potential Realizable
                                       Percent of                          Value at Assumed
                          Number of      Total                           Annual Rates of Stock
                          Securities    Options                           Price Appreciation
                          Underlying   Granted to Exercise                for Option Term(1)
                           Options     Employees    Price   Expiration   ---------------------
          Name             Granted      In 2000   Per Share    Date          5%         10%
          ----            ----------   ---------- --------- ----------   ---------- ----------
Earl R. Lewis...........     6,000(2)     0.4%      $6.75    8/15/10     $   25,470 $   64,547
                           250,000(3)    18.3%      $7.50    11/1/10      1,179,177  2,988,267


John C. Hart............     6,000(2)     0.4%      $6.75    8/15/10         25,470     64,547


J. Kenneth Stringer
 III....................     1,000(4)     0.1%      $7.50    4/17/10(5)         --         --


Andrew C. Teich.........     1,000(4)     0.1%      $7.50    4/17/10          4,717     11,953
                            30,000(6)     2.2%      $6.16    9/21/10        116,150    294,347


William A. Sundermeier..     1,000(4)     0.1%      $7.50    4/17/10          4,717     11,953
                            30,000(6)     2.2%      $6.16    9/21/10        116,150    294,347


Arne Almerfors..........    36,000(6)     2.6%      $6.16    9/21/10        139,380    353,216


James A Fitzhenry.......     1,000(4)     0.1%      $7.50    4/17/10          4,717     11,953
                            24,000(6)     1.8%      $6.16    9/21/10         92,920    235,478


Robert P. Daltry........     1,000(4)     0.1%      $7.50    4/17/10          4,717     11,953

--------
(1) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the Common Stock compounded annually for a ten-year period. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the Common Stock will appreciate at any particular rate or at all in future years.

(2) These options became fully exercisable on the date of grant.

(3) These options become exercisable beginning on the first anniversary of the date of grant, with one-half of the options becoming exercisable at that time and the other one-half becoming exercisable on the second anniversary of the date of the grant.

(4) These options became fully exercisable on January 1, 2001.

(5) Mr. Stringer's options expired in November 2000.

(6) These options become exercisable beginning on January 1, 2001 with one-third of the options becoming exercisable at that time and an additional one-third of the options becoming exercisable on the first and second anniversaries of the date of grant, respectively.

Options Exercised in Last Fiscal Year and Fiscal Year End Option Values

   The following table sets forth, for each of the named executive officers, the shares acquired during 2000 and the related value realized, and the number and value of unexercised options as of December 31, 2000.

                          Options Exercised      Number of Securities             Value of Unexercised
                            in Last Fiscal      Underlying Unexercised            In-the-Money Options
                               Year(1)       Options at December 31, 2000        At December 31, 2000(2)
                          ------------------ --------------------------------   -------------------------
                          Number of  Value
                           Shares   Realized  Exercisable      Unexercisable    Exercisable Unexercisable
                          --------- -------- --------------   ---------------   ----------- -------------
Earl R. Lewis...........      --    $    --             6,000           250,000   $   --        $--


John C. Hart............      --         --            42,000               --        --         --


J. Kenneth Stringer
 III....................   15,850      4,359              --                --        --         --


Andrew C. Teich.........   22,050    308,568           16,000            30,000       --         --


William A. Sundermeier..      --         --            25,335            31,665       --         --


Arne Almerfors..........      --         --            31,000            32,000       --         --


James A. Fitzhenry......      --         --            31,666            28,000       --         --


Robert P. Daltry........      --         --           180,000            30,000    16,900        --

--------
(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) The value of unexercised in-the-money options is based on the difference between $5.56, which was the closing price of the Common Stock on December 31, 2000, and the applicable exercise price.

Employment, Change of Control and Separation Agreements

   John C. Hart. The Company entered into an agreement with Mr. Hart effective as of June 20, 2000 pursuant to which Mr. Hart agreed to serve as interim President and Chief Executive Officer. The agreement provided for the payment to Mr. Hart of $20,000 per month during his tenure as President and Chief Executive Officer, which extended from May 17, 2000 through October 31, 2000. Pursuant to this agreement, Mr. Hart also received an option to purchase 6,000 shares of the Company's common stock in lieu of the annual stock option grant he would have received as a non-employee director.

   Earl R. Lewis. The Company entered into an Employment Agreement (the "Agreement") with Mr. Lewis effective November 1, 2000 pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement is for a term ending January 1, 2003, and provides for a minimum annual base salary of $300,000 and annual bonus eligibility of up to 100 percent of base salary. Pursuant to the Agreement, Mr. Lewis was granted options to purchase 250,000 shares of the Company's common stock. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for "Cause" (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus certain bonus payments. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year's base salary to Mr. Lewis' estate or designated beneficiary. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers and provides for the payment of certain housing, relocation, automobile and travel expenses incurred by Mr. Lewis.

   Robert P. Daltry. The Company entered into a Separation Agreement and Release (the "Separation Agreement") with Robert P. Daltry in connection with the termination of his employment effective July 31, 2000. Pursuant to the Separation Agreement, Mr. Daltry has agreed to make himself available to provide consultation to the Company as needed no less than 25 hours per week during the two-year period following the date of the Separation Agreement (the "Severance Period"). As part of the Separation Agreement, the Company agreed to pay Mr. Daltry a severance payment in the amount of $700,906 payable in installments over the Severance Period. After the expiration of the Severance Period, the Company has agreed to pay
Mr. Daltry an annual fee of $125,000 per year until the earlier of March 3, 2024 or Mr. Daltry's death, and Mr. Daltry has agreed to make himself available to provide consultation to the Company during such period. The Separation Agreement also provides that the Company will pay the out-of-pocket costs of obtaining medical, disability and life insurance coverage at the same level as Mr. Daltry was receiving at the time his employment was terminated for the rest of his life. The Separation Agreement also provides that Mr. Daltry's stock options will continue to vest during the Severance Period, that the Company will pay Mr. Daltry's moving expenses from Maryland to Oregon and that the Company will continue to pay during the Severance Period certain automobile expenses and membership fees incurred by Mr. Daltry. The Separation Agreement also includes certain nonsolicitation and noncompetition provisions that preclude Mr. Daltry from engaging or participating in any business activity in competition with the Company until the earlier of March 3, 2024 or Mr. Daltry's death. The Separation Agreement also includes a release of all claims that Mr. Daltry may have against the Company, including claims under the Employment Agreement described below.

   Other Executive Officers. The Company has entered into employment agreements (the "Employment Agreements") with certain of its executive officers, including Arne Almerfors and James A. Fitzhenry. Messrs Daltry and Stringer were also parties to an Employment Agreement. Each of the Employment Agreements is for a term ending December 31, 2001, provided that if a Change of Control (as defined) occurs before December 31, 2001, the Employment Agreements will continue in effect until two years after the Change in Control. If the executive officer resigns voluntarily or is properly terminated for Cause (as defined) all pay and benefits under the Employment Agreement will cease as of the effective date of the termination or resignation. In the event of the death of an executive officer, the designated beneficiary of the executive officer would receive a lump sum payment equal to twelve months base salary at the then current rate. With respect to Messrs. Daltry and Stringer, in the event that the employment of such executive officer is terminated by the Company without cause, such executive officer would be entitled to receive a lump sum payment in an amount equal to two year's base salary plus bonuses earned through the date of termination. For a period of two years following the Change of Control, each executive officer would have the right to terminate his employment for Good Reason (as defined), and to receive upon such termination a lump sum payment in an amount equal to two times (three times in the case of Messrs. Daltry and Stringer) their average annualized compensation during the five year period preceding the Change of Control. In addition, the executive officers would be entitled to the continuation of health and insurance benefits for certain periods. For purposes of the Employment Agreements, a "Change of Control" includes (i) any merger or consolidation transaction that results in the shareholders of the Company immediately before such transaction owning less than 50 percent of the total combined voting power of the surviving corporation in the transaction, (ii) the acquisition by any person of 20 percent or more of the Company's total combined voting power, (iii) the liquidation of the Company of the sale of substantially all of its assets, and (iv) a change in the composition of the Board of Directors during any 24 month period such that the directors in office at the beginning of the period and/or their successors who were elected by or on the recommendation of the directors in office at the beginning of the period do not constitute at least a 70 percent majority of the Board. In connection with the Company's acquisition of AGEMA Infrared Systems AB, the Employment Agreements were amended to provide that the consummation of that transaction would not constitute a Change of Control for purposes of the Employment Agreements. This amendment to the Employment Agreements will terminate and become null and void upon the acquisition by Spectra-Physics AB and/or its affiliates of any shares of Common Stock if at the time of such acquisition Spectra and its affiliates would beneficially own more than 45 percent of the issued and outstanding shares of Common Stock. In connection with the acquisition by an affiliate of Thermo Electron Corporation of substantially all of the outstanding capital stock of Spectra, the Employment Agreements were amended to provide that the consummation of that transaction would not constitute a Change of Control for purposes of the Employment Agreements. This amendment to the Employment Agreements will terminate and become null and void if (i) Thermo Electron Corporation acquires any shares of Common Stock in excess of those shares held by Spectra, or (ii) asserts any right to representation on the Board of Directors. For purposes of the Employment

Agreements, "Cause" means the failure to satisfactorily perform the duties assigned to the executive officer within a certain period after notice of such failure is given and commission of certain illegal or wrongful acts.

Director Compensation

   The members of the Company's Board of Directors were not compensated for their service on the Board in 2000, but were reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Under the Company's 1993 Stock Option Plan for Nonemployee Directors, as amended, an option to purchase 6,000 shares of Common Stock is automatically granted to each nonemployee director each year on the day of the Annual Meeting. Effective January 1, 2001, the Board approved a compensation plan for Directors that, in addition to the granting of stock options described above, provides for payment of a $3,000 quarterly retainer for all nonemployee directors, a $1,000 quarterly retainer for nonemployee Directors who serve as Chairman of the Audit and Compensation Committees of the Board, an attendance fee of $1,000 for personal attendance ($500 for participation by phone) at each regularly scheduled meeting of the full Board and an attendance fee of $500 for personal attendance ($200 for participation by phone) of each meeting of the Audit or Compensation Committees.

Compensation Committee Interlocks and Insider Participation

   The members of the Compensation Committee during the fiscal year ended December 31, 2000, were Messrs. Hart and Turner. Mr. Hart served as President and Chief Executive Officer of the Company from May 2000 until November 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 31, 2001 by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the following shareholders has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                      Shares of
                                                     Common Stock   Percent
                                                     Beneficially Common Stock
        Name and Address of Beneficial Owner           Owned(1)   Outstanding
        ------------------------------------         ------------ ------------
Thermo Electron Corporation(2)......................  4,162,000       28.5%
 81 Wyman Street
 Waltham, MA 02454


Franklin Resources, Inc.(3).........................  1,144,100        7.8%
 777 Mariners Island Blvd.
 San Mateo, CA 94404


Advent International Corporation(4).................    848,324        5.8%
 75 State Street
 Boston, MA 02109


Earl R. Lewis.......................................     48,332         *


John C. Hart........................................     47,000         *


Angus L. Macdonald..................................        --         --


W. Allen Reed.......................................     47,000         *


Ronald L. Turner....................................     45,000         *


Steven E. Wynne.....................................      6,000         *


J. Kenneth Stringer III.............................     68,355         *


Andrew C. Teich.....................................     76,220         *


William A. Sundermeier..............................     34,907         *


Arne Almerfors......................................     44,120         *


James A. Fitzhenry..................................     56,175         *


Robert P. Daltry....................................    310,800        2.1%


Directors and Executive Officers as a group (14
 persons)(5)........................................    858,005        5.9%

--------
 *  Less than one percent (1%).

(1) Applicable percentage of ownership is based on 14,585,085 shares of FLIR Common Stock outstanding as of March 31, 2001. Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from March 31, 2001 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person, but not for the purpose of calculating the percentage of Common Stock owned by any other person. The number of shares that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2001 is as follows: Mr. Lewis-- 6,000; Mr. Hart--42,000; Mr. Reed--45,000; Mr. Turner--45,000; Mr. Wynne--
    6,000; Mr. Teich--21,000; Mr. Sundermeier--32,001; Mr. Almerfors--35,000;
    Mr. Fitzhenry--39,666; Mr. Daltry--166,000; and all directors and executive officers as a group--472,501.

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

(3) This information as to beneficial ownership is based on a Schedule 13G/A filed by Franklin Resources, Inc. with the Securities and Exchange Commission on January 31, 2001. The Schedule 13G states that Franklin Resources and its affiliates are the beneficial owners of 1,144,100 shares of Common Stock as to which certain affiliates of Franklin Resources have sole voting and dispositive power.

(4) This information as to beneficial ownership is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2001 by Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Israel Limited Partnership, Advent Israel (Bermuda) Limited Partnership, EnviroTech Investment Fund I Limited Partnership (together the "Advent Partnerships"), Advent International Corporation ("AIC") and Advent International Limited Partnership ("AILP"). The Schedule 13G/A states that AIC is the General Partner of AILP which in turn is the General Partner of each of the Advent Partnerships and, as such, that AIC has sole voting and sole dispositive power with respect to the 848,324 shares of Common Stock as to which beneficial ownership is reported.

(5) Does not include the 4,162,000 shares of Common Stock held by Spectra/Thermo Electron, as to which all directors and executive officers disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

   (a)(1) Financial Statements

     The financial statements are included in Item 8 of the Annual Report on Form 10-K filed on April 2, 2001.

   (a)(2) Financial Statement Schedules

     The following schedule was filed as part of the Annual Report on Form 10-K filed on April 2, 2001:

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

   10.1 Form of Indemnity Agreement between the FLIR Systems, Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-
           62582)).(1)

   10.2 1984 Incentive Stock Option Plan and Amendments (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1
           (File No. 33-62582)).(1)

   10.3   1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

   10.4 1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1
           (File No. 33-62582)).(1)

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

   10.7   Form of Executive Employment Agreement dated as of May 5, 1997 (James
           A. Fitzhenry) (incorporated by reference to Exhibit 10.2 to Current
           Report on Form 8-K filed on October 24, 1997).(1)

   10.8   Form of Agreement amending Executive Employment Agreement dated as of
           December 1, 1997 for James A. Fitzhenry (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 15,
           1997).(1)

   10.9   Form of Agreement amending Executive Employment Agreement dated as of
           January 20, 1999 amending Executive Employment Agreement of James A.
           Fitzhenry and Arne Almerfors (incorporated by reference to Exhibit
           10.2 to Quarterly Report on Form 10-Q filed on August 16, 1999).(1)

   10.10 Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems, Inc., Spectra-Physics AB, Spectra-Physics
           Holdings PLC and Pharos Holdings (incorporated by reference to
           Exhibit 10.2 to Current Report on Form 8-K filed on December 15,
           1997).

   10.11  Contract for the Supply of Uncooled Imaging Modules, dated January
           15, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed May 28, 1998).(2)

   Number                              Description
   ------                              -----------

   10.12  Contract for the Supply of Uncooled Imaging Modules, dated March 4,
           1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed
           May 28, 1998).(2)

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

   10.15 FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April
           30, 1999).(1)

   10.16  Contract for the Supply of Uncooled Imaging Modules, dated August 8,
           1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed
           December 2, 1999).(2)

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

   10.20  Amendment to Credit Agreement among FLIR Systems, Inc. and Bank of
           America N.A. and certain other financial institutions dated as of January 23, 2001.(3)

   10.21  Amendment to Security Agreement dated as of January 23, 2001 between
           FLIR Systems, Inc. and Bank of America N.A. as Agent.(3)

   10.22  Executive Employment Agreement dated as of November 1, 2000 between
           FLIR Systems, Inc. and Earl R. Lewis.(1)(3)

   10.23  Separation Agreement and Release by and between FLIR Systems, Inc.
           and Robert P. Daltry.

   21.0   Subsidiaries of FLIR Systems, Inc.(3)

   23.0   Consent of Arthur Andersen LLP.

   23.1   Consent of PricewaterhouseCoopers LLP.

   23.2   Consent of Ernst & Young, LLP.

--------
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

(2) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

(3) Filed with and incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001.

   (b) During the quarter ended December 31, 2000, the Company filed the following reports on Form 8-K:

    1. The Company filed a current report on Form 8-K, dated November 16, 2000, reporting under Item 5 and 7 its financial results for the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2001.

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