Form 10-Q
period 2001-03-31
FLIR SYSTEMS INC
filed 2001-05-09
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

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
                                          -----       ----


At April 30, 2001, there were 14,686,111 shares of the Registrant's common stock, $0.01, par value, outstanding.

================================================================================

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statement of Operations -- Three Months Ended March 31, 2001
              and 2000....................................................................      3

            Consolidated Balance Sheet - March 31, 2001 and December 31, 2000.............      4

            Consolidated Statement of Cash Flows -- Three Months Ended March 31, 2001
              and 2000....................................................................      5

            Notes to the Consolidated Financial Statements................................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................      9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....................     13


                                 PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................     14

Item 2.    Changes in Securities..........................................................     14

Item 6.    Exhibits and Current Reports on Form 8-K.......................................     14

           Signatures.....................................................................     15

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                        -----------------------
                                                                          2001            2000
                                                                        -------         -------
                                                                                       (Restated)
Revenue.........................................................        $50,472         $36,678
Cost of goods sold..............................................         23,181          17,520
                                                                        -------         -------
   Gross profit.................................................         27,291          19,158

Operating expenses:
 Research and development.......................................          6,105           6,921
 Selling and other operating costs..............................         13,362          15,969
                                                                        -------         -------
   Total operating expenses.....................................         19,467          22,890

   Earnings (loss) from operations..............................          7,824          (3,732)

Interest expense................................................          3,454           2,092
Other (income) expenses - net...................................           (188)            (82)
                                                                        -------         -------


   Earnings (loss) before income taxes..........................          4,558          (5,742)

Income tax provision (benefit)..................................            684          (1,836)
                                                                        -------         -------


Net earnings (loss).............................................        $ 3,874         $(3,906)
                                                                        =======         =======


Net earnings (loss) per share:
   Basic........................................................        $  0.27        $  (0.27)
                                                                        =======         =======
   Diluted......................................................        $  0.27        $  (0.27)
                                                                        =======         =======



   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                              March 31,            December 31,
                                                                                2001                   2000
                                                                              ---------            ------------
                                                                             (Unaudited)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents.........................................        $   9,014              $  11,858
    Accounts receivable, net..........................................           36,237                 39,663
    Inventories.......................................................           50,058                 55,844
    Prepaid expenses and other current assets.........................            3,478                  3,030
    Deferred income taxes.............................................           11,943                 11,943
                                                                              ---------              ---------
        Total current assets..........................................          110,730                122,338
Property and equipment, net...........................................           15,121                 15,407
Deferred income taxes, net............................................           11,772                 11,772
Intangible assets, net................................................           16,363                 16,635
Other assets..........................................................              923                    839
                                                                              ---------              ---------
                                                                              $ 154,909              $ 166,991
                                                                              =========              =========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
    Notes payable.....................................................        $  13,501              $  17,716
    Accounts payable..................................................            9,563                 16,247
    Accrued payroll and other liabilities.............................           21,330                 19,186
    Accrued income taxes..............................................              751                  2,217
    Current portion of capital lease obligations......................              863                  1,103
                                                                              ---------              ---------
        Total current liabilities.....................................           46,008                 56,469
Long-term debt........................................................           69,906                 75,485
Pension and other long-term liabilities...............................            7,007                  6,012

Commitments and contingencies.........................................

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no
   shares issued at March 31, 2001, and December 31, 2000.............               --                     --
  Common stock, $0.01 par value, 30,000,000 shares authorized,                      146                    145
   14,585,085 and 14,548,370 shares issued at March 31, 2001, and
   December 31, 2000, respectively....................................
    Additional paid-in capital........................................          144,313                144,118
    Accumulated deficit...............................................         (106,924)              (110,798)
    Accumulated other comprehensive loss..............................           (5,547)                (4,440)
                                                                              ---------              ---------
        Total shareholders' equity....................................           31,988                 29,025
                                                                              ---------              ---------
                                                                              $ 154,909              $ 166,991
                                                                              =========              =========



   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                              2001                2000
                                                                            -------            ---------
                                                                                               (Restated)
Cash provided (used) by operations:
    Net earnings (loss).............................................        $ 3,874             $(3,906)
    Income charges not affecting cash:
        Depreciation................................................          1,665               2,245
        Amortization................................................            445                 399
        Disposals and write-offs of property and equipment..........            296                 528
        Fair value adjustment on interest swaps.......................          786                  --
        Deferred income taxes.......................................             (5)             (2,671)
    Changes in operating assets and liabilities:
        Decrease in accounts receivable.............................          2,340              11,393
        Decrease (increase) in inventories..........................          5,263              (7,934)
        (Increase) decrease in prepaid expenses.....................           (506)              1,135
        Increase in other assets....................................           (260)                 (4)
        Decrease in accounts payable................................         (6,518)             (6,872)
        Increase (decrease) in accrued payroll and other liabilities          2,589              (1,119)
        Decrease in accrued income taxes............................         (1,393)                (42)
        Increase (decrease) in pension and other long-term liabilities          339                 (47)
                                                                            -------             -------
    Cash provided (used) by operating activities....................          8,915              (6,895)
                                                                            -------             -------

Cash used by investing activities:
    Additions to property and equipment.............................         (1,788)             (2,633)
                                                                            -------             -------
    Cash used by investing activities...............................         (1,788)             (2,633)
                                                                            -------             -------
Cash (used) provided by financing activities:
    Net (decrease) increase in notes payable........................         (4,215)             13,772
    Repayment of long-term debt including current portion...........         (5,819)               (252)
    Proceeds from exercise of stock options.........................            196                 156
                                                                            -------             -------
    Cash (used) provided by financing activities....................         (9,838)             13,676
                                                                            -------             -------
Effect of exchange rate changes on cash.............................           (133)                 27
                                                                            -------             -------
Net (decrease) increase in cash and cash equivalents................         (2,844)              4,175
Cash and cash equivalents, beginning of period......................         11,858               4,255
                                                                            -------             -------
Cash and cash equivalents, end of period............................        $ 9,014             $ 8,430
                                                                            =======             =======




   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The accompanying financial statements include the accounts of FLIR Systems, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2001.

Note 2.  Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated by dividing net earnings
(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) by the average number of common shares plus the potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method. Approximately 1,457,000 and 1,441,000 outstanding stock options were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2001 and March 31, 2000, respectively, because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 ---------       ---------
Weighted average number of common shares outstanding.........       14,561          14,395
Dilutive stock options.......................................           43              --
                                                                 ---------       ---------
Diluted shares outstanding...................................       14,604          14,395
                                                                 =========       =========


Note 3.  Inventories

Inventories consist of the following (in thousands):

                                                        March 31,          December 31,
                                                          2001                 2000
                                                        ---------          ------------
Raw material and subassemblies.......................     $29,395              $29,546
Work-in-progress.....................................      10,613               14,139
Finished goods.......................................      10,050               12,159
                                                        ---------          -----------
                                                          $50,058              $55,844
                                                        =========          ===========

Note 4.  Changes in Shareholders' Equity

Changes in Shareholders' Equity consist of the following (in thousands):


                                                                                             Accumulated
                                                                   Additional                   Other                     Total
                                            Preferred      Common   Paid-in    Accumulated  Comprehensive             Comprehensive
                                              Stock        Stock    Capital      Deficit        Loss         Total      Earnings
                                            ---------      ------  ----------  -----------  -------------   --------  -------------
Balance, December 31, 2000.................  $  --         $145     $144,118    $(110,798)    $(4,440)      $29,025
Common stock options exercised.............     --            1          195           --          --           196
Net earnings for the three month period....     --           --           --        3,874          --         3,874       $ 3,874
Foreign translation adjustment.............     --           --           --           --      (1,107)       (1,107)       (1,107)
                                             -----         ----     --------    ---------     -------       -------       -------
Balance, March 31, 2001....................  $  --         $146     $144,313    $(106,924)    $(5,547)      $31,988
                                             =====         ====     ========    =========     =======       =======
Comprehensive earnings,  three months
 ended March 31, 2001......................                                                                               $ 2,767
                                                                                                                          =======

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

Note 5.  Litigation

On July 24, 2000, a complaint consolidating five previously filed complaints and alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder was filed against the Company, Robert P. Daltry, J. Kenneth Stringer, III, and J. Mark Samper in the United States District Court for the District of Oregon on behalf of a class of purchasers of the Company's common stock between March 3, 1999 and March 6, 2000. On April 3, 2001, the court gave final approval to a settlement reached by the parties on January 8, 2001. The settlement required payment by defendants of $6.0 million, $5.5 million of which was paid by the Company's insurance carrier and $0.5 million of which was paid by the Company and accrued as of December 31, 2000.

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

Note 6.  Segment Information

The Company has determined its operating segments to be the Thermography and Imaging market segments. The Thermography market is comprised of a broad range of commercial and industrial applications utilizing infrared cameras to provide precise temperature measurement. The Imaging market is comprised of a broad range of applications that is focused on providing enhanced vision capabilities where temperature measurement is not required, although differences in temperatures are used to create an image. The Imaging market also includes high performance daylight imaging applications.

The accounting policies of each segment are the same. The Company evaluates performance based upon revenue for each segment and does not evaluate segment performance on any other income measurement.

Previously, the Company reported its operating segments to be the commercial and government market segments. The information below for 2000 has been reclassified to be consistent with the reporting for these market segments.

Operating segment information for net revenue is as follows (in thousands):

                                                              Three Months Ended March 31,
                                                        --------------------------------------

                                                                2001                 2000
                                                        -----------------    -----------------


Thermography........................................              $21,933              $21,527
Imaging.............................................               28,539               15,151
                                                        -----------------    -----------------
                                                                  $50,472              $36,678
                                                        =================    =================

Long-lived assets by significant geographic location is as follows (in thousands):

                                                             March 31,           December 31,
                                                               2001                  2000
                                                        -----------------    -----------------
United States.......................................              $13,167              $13,052
Europe..............................................               19,240               19,829
                                                        -----------------    -----------------
                                                                  $32,407              $32,881
                                                        =================    =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

  Revenue. The Company's revenue for the three months ended March 31, 2001 increased 37.6 percent, from $36.7 million in the first quarter of 2000 to $50.5 million in the first quarter of 2001.

Thermography revenue increased 1.9 percent, from $21.5 million in the first quarter of 2000 to $21.9 million in the first quarter of 2001. The increase in Thermography revenue in local currencies of 8.4 percent was partially offset by the currency translation of Europe sales to a stronger US dollar in 2001 compared to 2000.

Revenue from the sale of systems to Imaging customers increased $13.4 million, or 88.4 percent, from $15.2 million in the first quarter of 2000 to $28.5 million in the first quarter of 2001. The increase in Imaging revenue is primarily due to increased shipments of products for the law enforcement and maritime markets and to increased shipments of the Company's SAFIRE family of products. The increase in revenue also reflects the Company's efforts to produce and deliver its products more evenly throughout the year than has historically been experienced. Accordingly, the Company does not anticipate quarter to quarter increases in revenue similar to that previously experienced in the Imaging business.

Revenue from sales outside the United States increased from $17.7 million in the first quarter of 2000 to $20.1 million in the first quarter of 2001. As a percentage of revenue, international sales were 39.8 percent and 48.3 percent for the quarters ended March 31, 2001 and 2000, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

  Gross profit.   Gross profit for the quarter ended March 31, 2001 was
$27.3 million compared to $19.2 million for the same quarter last year. As a percentage of revenue, gross profit increased to 54.1 percent in the first quarter of 2001 compared to 52.2 percent in the first quarter of 2000. The increase was primarily due to decreases in manufacturing costs resulting from actions taken during 2000 to streamline operations.

  Research and development. Research and development expense for the first quarter of 2001 totaled $6.1 million, compared to $6.9 million in the first quarter of 2000. Research and development expense as a percentage of revenue decreased from 18.9 percent to 12.1 percent for the three months ended March 31, 2000 and 2001, respectively, due to the increased revenue in 2001. The Company anticipates annual spending for research and development on a basis of percent of revenue, to be comparable to the level experienced in the first quarter of 2001. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

  Selling and other operating costs. Selling and other operating costs decreased from $16.0 million to $13.4 million for the quarters ended March 31, 2000 and 2001, respectively. Selling and other operating costs as a percentage of revenue decreased from 43.5 percent to 26.5 percent. The decrease in selling and other operating costs were due to cost savings in 2001 as a result of actions taken in 2000 to streamline operations and lower audit and legal expenses in 2001 compared to 2000.

  Interest expense.     Interest expense increased from $2.1 million in
the first quarter of 2000 to $3.5 million for the quarter ended March 31, 2001, due to increased interest rates in 2001 compared to 2000, and the $0.8 million fair value adjustment on interest swap agreements in 2001, partially offset by reduced debt levels.

  Income taxes. The income tax provision of $0.7 million, which represents an effective tax rate of 15 percent, for the three months ended March 31, 2001, reflects the Company's estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions. Management will continue to assess the extent and timing of future profitability and will adjust the effective tax rate as necessary to reflect the impact of actual results.

Liquidity and Capital Resources

At March 31, 2001, the Company had short-term borrowings net of cash on hand of $4.5 million compared to $5.9 million at December 31, 2000. The decrease in short-term borrowings during the three months ended March 31, 2001, was primarily due to repayments made during the quarter.

Cash provided by operating activities in the first three months of 2001 was $8.9 million, compared to cash used by operating activities of $6.9 million for the first three months of 2000. Cash provided from operating activities was principally due to net earnings for the quarter and reductions in accounts receivable and inventories offset by the reduction in accounts payable.

Accounts receivable decreased from $39.7 million at December 31, 2000 to $36.2 million at March 31, 2001. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 78 at December 31, 2000 to 65 at March 31, 2001. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At March 31, 2001, the Company had inventories on hand of $50.1 million compared to $55.8 million at December 31, 2000. The decrease was primarily the result of inventory reduction initiatives in process in the Company's manufacturing facilities.

The Company had accounts payable of $9.6 million at March 31, 2001, compared to $16.2 million at December 31, 2000. The decrease is primarily due to lower inventories, payments made on certain year-end liabilities and continued improvements in the availability of cash to settle trade accounts payable.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $1.8 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively.

The Company entered into a Credit Agreement with a number of lender banks as of December 16, 1999. This Credit Agreement was amended as of January 23, 2001. The Credit Agreement, as amended, provided the Company with a borrowing facility to a maximum of $93.4 million. During the quarter ended March 31, 2001, the Company made principal payments totaling $9.0 million. Under the terms of the Amended Credit Agreement, those principal payments reduced the maximum borrowing facility by $6.5 million to a total of $86.9 million. As of March 31, 2001, the Company had $80.9 million of borrowings in addition to $0.6 million of standby letters of credit, with $5.4 million of financing available to the Company. Future principal payments will permanently reduce the maximum borrowing facility on a dollar-for-dollar basis.


The interest rate on the borrowings under the Amended Credit Agreement as of March 31, 2001 was 10.5 percent, which was the prime rate of the primary lender for domestic borrowings plus 2.5 percent. The interest rate on borrowings decline as certain principal payments are made. A reduction of 25 basis points was provided after the payment of $7.5 million, and an additional 25 basis point reduction will be provided after each $5.0 million principal reduction thereafter, subject to a total reduction of 100 basis points.

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

The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability beginning with the quarter ending March 31, 2001. The Company was in compliance with the financial covenant as of March 31, 2001. The Amended Credit Agreement is collateralized by substantially all of the assets of the Company.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.9 million) line of credit at 4.3 percent at March 31, 2001. At March 31, 2001, the Company had $2.5 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources, combined with our continuing efforts to control costs, to improve the collections of accounts receivable and to better manage our inventory levels will be sufficient to meet our cash requirements for the foreseeable future. At the present, we do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted the pronouncements in the first quarter of 2001 and the adoption did not have a material impact on its financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to its short-term and long-term debt obligations. The debt obligations are at variable rates. The Company has not historically utilized interest rate swap or similar hedging arrangements to fix interest rates, but in March 2000, the Company entered into interest swap agreements with one of its lender banks for a notional amount of $40.0 million. A change in interest rates on the debt obligations impacts the interest incurred and cash flows. A change in interest rates related to the swap agreements impacts interest incurred, cash flows and the fair value of the instrument.

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

Item 2.  Changes in Securities

During the quarter, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 34,000 shares of Common Stock were issued at an exercise price of $5.23. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

             Number                                          Description
    -------------------------      ------------------------------------------------------------
              none

(b) During the three months ended March 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FLIR SYSTEMS, INC.


Date       May 8, 2001                               /s/  Stephen M. Bailey
     -----------------------------                -------------------------
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