Form 10-Q/A
period 2000-03-31
FLIR SYSTEMS INC
filed 2001-05-11
CIK 354908

================================================================================

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

================================================================================

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed by the Registrant on July 3, 2000, and is being filed to reflect the restatements of the Registrant's consolidated financial statements (the "Restatements."). The Restatements reflect adjustments to revenue and related costs of sales and certain operating costs for certain sales transactions recorded in 1998 and 1999 to be consistent with the Company's revenue recognition policy. The Restatements also reflect certain reclassifications. A discussion of the Restatements and a summary of the effects of the Restatements are presented in Note 8 to the Consolidated Financial Statements.

The information contained in this Form 10-Q/A is as of June 30, 2000, except for the information relating to the Restatements discussed above, which has been updated through March 23, 2001. This amended Form 10-Q/A should be read in conjunction with the Form 10-Q for the quarterly period ended March 31, 2001, filed by the Registrant on May 9, 2001.


                                     INDEX

                        PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statement of Operations - Three Months Ended March 31, 2000
              and 1999........................................................................      3

             Consolidated Balance Sheet - March 31, 2000 and December 31, 1999................      4

             Consolidated Statement of Cash Flows - Three Months Ended March 31, 2000
              and 1999........................................................................      5

             Notes to the Consolidated Financial Statements...................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations......................................................................     14


Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................     17

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings................................................................     19

Item 3.      Default Upon Senior Securities...................................................     19

Item 5.      Other Information................................................................     19

Item 6.      Exhibits and Current Reports on Form 8-K.........................................     19

             Signatures.......................................................................     21

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                              --------------------------------
                                                  2000              1999
                                              -----------         ------------
                                               (Restated)          (Restated)
Revenue................................        $  36,678           $  39,038
Cost of goods sold.....................           17,520              39,438
                                              ----------          ----------
   Gross profit........................           19,158                (400)

Operating expenses:
 Research and development..............            6,921               6,977
 Selling and other operating costs.....           15,969              13,944
 Combination costs.....................               --               3,654
                                              ----------          ----------
   Total operating expenses............           22,890              24,575

   Loss from operations................           (3,732)            (24,975)

Interest expense.......................            2,092               1,226
Other income - net.....................              (82)                (18)
                                              ----------          ----------

   Loss before income taxes............           (5,742)            (26,183)

Income tax benefit.....................           (1,836)                 --
                                              ----------          ----------

Net loss...............................         $ (3,906)          $ (26,183)
                                              ==========          ==========
Net loss per share:
   Basic...............................         $  (0.27)          $   (1.85)
                                              ==========          ==========
   Diluted.............................         $  (0.27)          $   (1.85)
                                              ==========          ==========



   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                    March 31,       December 31,
                                                                      2000             1999
                                                                   ------------     -----------
                                                                    (Restated)       (Restated)
                                                                    (Unaudited)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents..................................     $    8,430      $    4,255
    Accounts receivable, net...................................         45,479          56,788
    Inventories................................................         73,075          65,074
    Prepaid expenses and other current assets..................          4,921           6,040
    Deferred income taxes......................................          9,887           7,216
                                                                   -----------     -----------
        Total current assets...................................        141,792         139,373
Property and equipment, net....................................         20,731          20,854
Deferred income taxes, net.....................................         16,499          16,499
Intangible assets, net.........................................         17,592          17,932
Other assets...................................................          1,774           1,829
                                                                   -----------     -----------
                                                                    $  198,388      $  196,487
                                                                   ===========     ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
    Notes payable..............................................     $   95,019      $   81,247
    Accounts payable...........................................         15,277          22,128
    Accrued payroll and other liabilities......................         26,157          27,226
    Accrued income taxes.......................................          3,179           3,207
    Current portion of capital lease obligations...............          1,033           1,084
                                                                   -----------     -----------
        Total current liabilities..............................        140,665         134,892
Long-term debt.................................................          1,296           1,497
Pension and other long-term liabilities........................          3,849           3,879

Commitments and contingencies..................................

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized; no shares issued at March 31, 2000, and
      December 31, 1999........................................             --              --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   14,411,387 and 14,388,600 shares issued at March 31, 2000,
   and December 31, 1999, respectively.........................            144             144
    Additional paid-in capital.................................        143,474         143,318
    Accumulated deficit........................................        (88,650)        (84,744)
    Accumulated other comprehensive loss.......................         (2,390)         (2,499)
                                                                   -----------     -----------
        Total shareholders' equity.............................         52,578          56,219
                                                                   -----------     -----------
                                                                    $  198,388      $  196,487
                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2000             1999
                                                               -----------      -----------
                                                                (Restated)       (Restated)
Cash used by operations:
  Net loss..................................................    $  (3,906)       $ (26,183)
  Income charges not affecting cash:
    Depreciation..........................................          2,245            1,427
    Amortization..........................................            399              464
    Disposals and write-offs of property and equipment....            528              (47)
    Deferred income taxes.................................         (2,671)          (1,012)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable.......................         11,393           21,371
    (Increase) decrease in inventories....................         (7,934)           7,292
    Decrease (increase) in prepaid expenses...............          1,135             (853)
    Increase in other assets..............................             (4)             (80)
    Decrease in accounts payable..........................         (6,872)          (4,016)
    Decrease in accrued payroll and other liabilities              (1,119)          (4,166)
    (Decrease) increase in accrued income taxes...........            (42)             655
    (Decrease) increase in pension and other long-term
     liabilities...........................................           (47)              46
                                                               ----------       ----------
  Cash used by operating activities.........................       (6,895)          (5,102)
                                                               ----------       ----------
Cash used by investing activities:
  Additions to property and equipment.......................       (2,633)          (1,488)
                                                               ----------       ----------
  Cash used by investing activities.........................       (2,633)          (1,488)
                                                               ----------       ----------
Cash provided by financing activities:
  Net increase in notes payable.............................       13,772           27,907
  Repayment of long-term debt including current portion.....         (252)         (19,183)
  Proceeds from exercise of stock options...................          156               68
                                                               ----------       ----------
  Cash provided by financing activities.....................       13,676            8,792
                                                               ----------       ----------
Effect of exchange rate changes on cash.....................           27              (58)
                                                               ----------       ----------
Net increase in cash and cash equivalents...................        4,175            2,144
Cash and cash equivalents, beginning of period..............        4,255            4,793
                                                               ----------       ----------
Cash and cash equivalents, end of period....................    $   8,430        $   6,937
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

The Company's consolidated financial statements for the three months ended March 31, 2000 and 1999 and as of March 31, 2000 and December 31, 1999 have been restated. In addition, certain reclassifications, which had no impact on previously reported results of operations or shareholders' equity, have been made to previously reported data. See Note 8 to the Consolidated Financial Statements for a description of the restatements and reclassifications.

Note 2.   Net Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2000               1999
                                              ----------         ---------
Weighted average number of common
 shares outstanding.......................       14,395             14,136
Dilutive stock options....................           --                 --
                                                -------            -------
Diluted shares outstanding................       14,395             14,136
                                                =======            =======

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 2.   Net Earnings Per Share--(Continued)

Potentially dilutive securities that are not included in the diluted earnings per share calculation because they would have been anti-dilutive include the following (in thousands):

                                Three Months Ended
                                     March 31,
                              ---------------------
                                 2000        1999
                              ---------    --------
Stock Options.............         149          597
                              ========     ========

Note 3.   Inventories

Inventories consist of the following (in thousands):

                                           March 31,         December 31,
                                             2000               1999
                                          ----------         ------------
                                          (Restated)          (Restated)
Raw material and subassemblies........     $  38,040          $  32,452
Work-in-progress......................        17,982             15,261
Finished goods........................        17,053             17,361
                                          ----------         ----------
                                           $  73,075          $  65,074
                                          ==========         ==========

Note 4.   Changes in Shareholders' Equity

Changes in Shareholders' Equity consist of the following (in thousands):




                                                                                        Accumulated
                                                           Additional                      Other                        Total
                                      Preferred   Common    Paid-in     Accumulated    Comprehensive                Comprehensive
                                        Stock     Stock     Capital       Deficit          Loss           Total         Loss
                                      ---------   ------   ----------   -----------    -------------   ----------   -------------
                                                                         (Restated)                    (Restated)    (Restated)
Balance, December 31, 1999...........   $ --       $144     $143,318       $(84,744)     $(2,499)          $56,219
Common stock options exercised.......     --         --          156             --           --               156
Net loss for the three month period..     --         --           --         (3,906)          --            (3,906)     $(3,906)
Foreign translation adjustment.......     --         --           --             --          109               109          109
                                       -----     ------    ---------      ---------     --------          --------     --------
Balance, March 31, 2000..............   $ --       $144     $143,474       $(88,650)     $(2,390)          $52,578
                                       =====     ======    =========      =========     ========          ========
Comprehensive loss, three months
 ended March 31, 2000................                                                                                  $(3,797)
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

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 5.   Litigation

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

Note 6.   Inframetrics Merger

In conjunction with the merger with Inframetrics, Inc., on March 31, 1999, the Company recognized a one-time charge of $23.8 million consisting of a reserve for duplicative inventories of $20.1 million, transaction related costs of $3.2 million and cost to exit activities of $0.5 million. During the course of 1999, the Company recorded additional costs related to the merger including an increase to the reserve for duplicative inventories of $5.2 million, an increase of costs to exit activities of $5.6 million and $1.2 million related to the write-off of certain assets related to the merger.

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 6.   Inframetrics Merger--(Continued)

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

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                  FLIR        Inframetrics
                               -----------    ------------
                                (Restated)     (Restated)
Revenue....................     $   25,458      $   13,580
                               ===========     ===========
Net (loss) earnings........     $   (2,560)     $      177
                               ===========     ===========


Note 7.   Segment Information

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

Previously, the Company reported its operating segments to be the commercial and government market segments. The information below for 1999 and 2000 has been reclassified to be consistent with the reporting for these market segments.

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 7.   Segment Information--(Continued)

Operating segment information for net revenue is as follows (in thousands):

                                    Three Months Ended
                                        March 31,
                                 ------------------------
                                   2000          1999
                                 ----------    ----------
                                 (Restated)    (Restated)
Thermography................      $  21,527     $  20,903
Imaging.....................         15,151        18,135
                                 ----------    ----------
                                  $  36,678     $  39,038
                                 ==========    ==========

Long-lived assets by significant geographic location is as follows (in thousands):

                                 March 31,    December 31,
                                   2000           1999
                                ----------    ------------
                                (Restated)     (Restated)
United States................    $  18,653       $  18,886
Europe.......................       21,444          21,729
                                ----------      ----------
                                 $  40,097       $  40,615
                                ==========      ==========

Note 8.   Restatements and Reclassifications

In March 2001, the Company determined that it was necessary to restate its 1999 consolidated financial statements and its interim 2000 and 1999 consolidated financial statements. The restatements were effected after the Company determined, based on a review of the specific terms and conditions underlying certain sales transactions recorded in 1999 and 1998, that revenue was recognized with respect to such transactions during periods or in amounts that were not consistent with the Company's revenue recognition policy. Accordingly, the restatements include the deferral of revenue from the reporting period in which the revenue was originally recorded to the reporting period in which the revenue would be properly recorded under the Company's revenue recognition policy. The related cost of sales and certain operating costs have also been restated as appropriate.

In addition, reclassifications have been made to the consolidated statement of operations for the reporting of representative commissions incurred by the Company. These commissions, which were previously recorded as a portion of selling and other operating costs, have been reclassified as a reduction of revenue. The reclassifications had no impact on net earnings for the periods presented.

The financial statements and related notes set forth in this Form 10-Q/A for the three months ended March 31, 2000 and 1999, as of March 31, 2000 and 1999, and as of December 31, 1999 reflect all such restatements.

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 8.   Restatements and Reclassifications--(Continued)

A summary of the impact of the restatements and reclassifications follows (in thousands except per share amounts):

Results of Operations                                Three Months Ended
---------------------                                  March 31, 2000
                                               ------------------------------
                                                Previously            As
                                                 Reported          Restated
                                               ------------      ------------
Revenue.................................        $  35,828         $  36,678
Cost of goods sold......................           16,178            17,520
                                               ----------        ----------
  Gross profit..........................           19,650            19,158

Operating expenses:
 Research and development...............            6,921             6,921
 Selling and other operating costs......           16,845            15,969
 Combination costs......................            1,217                --
                                               ----------        ----------
  Total operating expenses..............           24,983            22,890

  Loss from operations..................           (5,333)           (3,732)

Interest expense........................            2,092             2,092
Other income - net......................              (82)              (82)
                                               ----------        ----------

  Loss before income taxes..............           (7,343)           (5,742)

Income tax benefit......................           (1,836)           (1,836)
                                               ----------        ----------

Net loss................................        $  (5,507)        $  (3,906)
                                               ==========        ==========

Net loss per share:
   Basic................................        $   (0.38)        $   (0.27)
                                               ==========        ==========
   Diluted..............................        $   (0.38)        $   (0.27)
                                               ==========        ==========

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 8.   Restatements and Reclassifications--(Continued)

Results of Operations                                    Three Months Ended
---------------------                                      March 31, 1999
                                                      -------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                      -----------   -----------
Revenue...........................................     $  38,821     $  39,038
Cost of goods sold................................        38,827        39,438
                                                      ----------    ----------
  Gross profit....................................            (6)         (400)

Operating expenses:
 Research and development.........................         6,977         6,977
 Selling and other operating costs................        15,057        13,944
 Combination costs................................         3,654         3,654
                                                      ----------    ----------
  Total operating expenses........................        25,688        24,575

  Loss from operations............................       (25,694)      (24,975)

Interest expense..................................         1,226         1,226
Other income - net................................           (18)          (18)
                                                      ----------    ----------

  Loss before income taxes........................       (26,902)      (26,183)

Income tax provision..............................            --            --
                                                      ----------    ----------

Net loss..........................................     $ (26,902)    $ (26,183)
                                                      ==========    ==========

Net loss per share:
   Basic..........................................     $   (1.90)    $   (1.85)
                                                      ==========    ==========
   Diluted........................................     $   (1.90)    $   (1.85)
                                                      ==========    ==========

Financial Position                                          March 31, 2000
------------------                                    -------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------    ---------
Accounts receivable, net.........................      $  46,429        45,479
Inventories......................................         72,603        73,075
Total current assets.............................        142,270       141,792
Property and equipment, net......................         20,682        20,731
Total assets.....................................        198,817       198,388
Accrued payroll and other liabilities............         22,204        26,157
Total current liabilities........................        136,712       140,665
Accumulated deficit..............................        (84,268)      (88,650)
Total shareholders' equity.......................         56,960        52,578
Total liabilities and shareholders' equity.......        198,817       198,388

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 8.   Restatements and Reclassifications--(Continued)

Financial Position                                          March 31, 2000
------------------                                    -------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------    ---------
Accounts receivable, net.........................      $  62,451     $  58,102
Inventories......................................         64,067        65,760
Total current assets.............................        145,232       142,576
Property and equipment, net......................         26,707        26,794
Total assets.....................................        210,774       208,205
Accrued payroll and other liabilities............         22,812        25,763
Total current liabilities........................        116,905       119,856
Accumulated deficit..............................        (51,026)      (56,546)
Total shareholders' equity.......................         89,055        83,535
Total liabilities and shareholders' equity.......        210,774       208,205

Financial Position                                        December 31, 1999
------------------                                     -----------------------
                                                       Previously       As
                                                        Reported      Restated
                                                      ----------     ---------
Accounts receivable, net.........................      $  57,777     $  56,788
Inventories......................................         64,374        65,074
Total current assets.............................        139,662       139,373
Property and equipment, net......................         20,796        20,854
Total assets.....................................        196,718       196,487
Accrued payroll and other liabilities............         21,474        27,226
Accrued income taxes.............................          3,207         3,207
Total current liabilities........................        129,140       134,892
Accumulated deficit..............................        (78,761)      (84,744)
Total shareholders' equity.......................         62,202        56,219
Total liabilities and shareholders' equity.......        196,718       196,487

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (2000 and 1999 amounts have been restated as discussed in Note 8 of the Consolidated Financial Statements):

  Revenue. The Company's revenue for the three months ended March 31, 2000 decreased 6.0 percent, from $39.0 million in the first quarter of 1999 to $36.7 million in the first quarter of 2000.

Thermography revenue increased 3.0 percent, from $20.9 million in the first quarter of 1999 to $21.5 million in the first quarter of 2000. Revenue from the sale of systems to Imaging customers decreased 16.5 percent, from $18.1 million in the first quarter of 1999 to $15.2 million in the first quarter of 2000. The decline is primarily due to the timing of deliveries on orders received during the quarter.

Revenue from sales outside the United States increased as a percentage of total revenue from 37.5 percent to 47.3 percent for the quarters ended March 31, 1999 and 2000, respectively.

  Gross profit. As a percentage of revenue, gross profit increased from a loss of 1.0 percent to 52.2 percent in the first quarter of 2000. The primary reason for this significant increase was the inclusion in cost of goods sold for the three months ended March 31, 1999 of a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have been 50.5 percent for the quarter ended March 31, 1999.

  Research and development. Research and development expense as a percentage of revenue increased from 17.9 percent to 18.9 percent for the three months ended March 31, 1999 and 2000, respectively. In absolute dollar terms, research and development expenses were approximately the same in both years. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first quarter than on a full year basis.

  Selling and other operating costs. Selling and other operating costs as a percentage of revenue increased from 35.7 percent in the first quarter of 1999 to 43.5 percent in the first quarter of 2000. In absolute dollar terms, selling and other operating costs increased from $13.9 million to $16.0 million for the quarters ended March 31, 1999 and 2000, respectively. The increase in absolute dollar terms was due to higher audit and legal costs, increased depreciation related to the Company's enterprise resource planning system implemented in April 1999, and various selling, marketing, and administrative overhead expenses.

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

During the quarter ended December 31, 1999, the Company recorded a charge of $1.2 million for the write-off of certain assets related to the merger. This charge is reported on the combination costs line in the financial statements.

  Interest expense. Interest expense increased from $1.2 million in the first quarter of 1999 to $2.1 million for the quarter ended March 31, 2000, due to increased debt levels and increased interest rates.

  Income taxes. The income tax benefit for the quarter ended March 31, 2000 was $1.8 million, resulting in an effective tax rate of 32 percent. The effective tax rate is below statutory rates primarily due to a reduction in the valuation allowance related to deferred tax assets and foreign tax rates. Management's assessment of improved profitability has increased its assessment of the amount of the deferred tax asset that is more likely than not to be realized in the future.

No tax benefit was provided in the first quarter of 1999 as the valuation allowance was increased due to lower profitability that reduced management's assessment of the amount of deferred tax asset that was likely to be realized in the future.

While management currently anticipates the effective tax rate for the year 2000 to be approximately 25 percent, this rate is very sensitive to the geographic mix of sales and profits, and therefore could be higher or lower in the future depending on the actual profits realized.

Liquidity and Capital Resources

At March 31, 2000, the Company had short-term borrowings net of cash on hand of $86.6 million compared to $77.0 million at December 31, 1999. The increase in short-term borrowings during the three months ended March 31, 2000, was principally caused by increased working capital needs.

Accounts receivable decreased from $56.8 million at December 31, 1999 to $45.5 million at March 31, 2000. The decline in receivables was attributable to the seasonal reduction in revenue in the first quarter of 2000 relative to the fourth quarter of 1999. Revenue in the fourth quarter of 1999 was $48.1 million compared to $36.7 million in the first quarter of 2000.

Inventories increased from $65.1 million at December 31, 1999 to $73.1 million at March 31, 2000. The increase was the result of a buildup of materials in anticipation of increased shipments to customers throughout the balance of the year.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $2.6 million and $1.5 million for the quarters ended March 31, 2000 and 1999, respectively.

The Company has a Credit Agreement with a number of banks that provides it with a $100 million revolving line of credit. Interest on borrowings under the agreement is at a fluctuating rate generally equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate of the primary lender for domestic borrowings, and LIBOR for offshore borrowings. The interest rates on borrowings under the agreement increase as the Company's consolidated debt level increases. The weighted average interest rate on borrowings at March 31, 2000 was 8.8 percent. The agreement allows the Company to elect any time prior to December 1, 2002, to convert the entire principal balance under the agreement into a term loan that would be payable in 24 subsequent equal monthly payments plus interest.

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

Additionally, the Company, through one of its subsidiaries, has a 50,000,000 Swedish Kroner (approximately $5.8 million) line of credit at 4.5 percent at March 31, 2000.

At March 31, 2000, the Company had $93.0 million outstanding under the Credit Agreement and $2.0 million outstanding under the Swedish Kroner line of credit.

The use of cash for operating activities in the first quarter of 2000 was $6.9 million, compared to $5.1 million for the first quarter of 1999. Use of cash increased as the result of increased working capital needs. The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

The foreign subsidiaries of the Company generally use their local currency as the functional currency. The Company does not currently enter into any foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. To date, such exposure has been immaterial. The Company does maintain cash balances denominated in currencies other than the US Dollar. If foreign exchange rates were to weaken against the US Dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 5 to the Consolidated Financial Statements.

Item 3.   Default Upon Senior Securities

The Company is in violation of certain financial covenants under its Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits.

     Number            Description
     ------            ---------------------------------------------------------
      10.1             Amendment to Credit Agreement among FLIR Systems, Inc.
                       and Bank of America N.A. and certain other financial institutions dated as of April 13, 2000 (1)

      27.1             Financial Data Schedule for the three months ended March
                       31, 2000

          (1)  Previously filed.


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


        FLIR SYSTEMS, INC.


Date      May 11, 2001                 /s/  Stephen M. Bailey
     ----------------------            --------------------------------------
                                       Stephen M. Bailey
                                       Sr. Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Accounting and Financial
                                       Officer and Duly Authorized Officer)