Form 10-Q/A
period 2000-06-30
FLIR SYSTEMS INC
filed 2001-05-11
CIK 354908

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed by the Registrant on August 15, 2000, and is being filed to reflect the restatements of the Registrant's consolidated financial statements (the "Restatements."). The Restatements reflect adjustments to revenue and related costs of sales and certain operating costs for certain sales transactions recorded in 1998 and 1999 to be consistent with the Company's revenue recognition policy. The Restatements also reflect certain reclassifications. A discussion of the Restatements and a summary of the effects of the Restatements are presented in Note 9 to the Consolidated Financial Statements.

The information contained in this Form 10-Q/A is as of August 14, 2000, except for the information relating to the Restatements discussed above, which has been updated through March 23, 2001. This amended Form 10-Q/A should be read in conjunction with the Form 10-Q for the quarterly period ended March 31, 2001, filed by the Registrant on May 9, 2001.


                                     INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statement of Operations - Three Months and Six Months Ended June
             30, 2000 and 1999................................................................      3

             Consolidated Balance Sheet - June 30, 2000 and December 31, 1999.................      4

             Consolidated Statement of Cash Flows - Six Months Ended June 30, 2000 and 1999...      5

             Notes to the Consolidated Financial Statements...................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................     14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................     20

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings................................................................     21

Item 3.      Default Upon Senior Securities...................................................     21

Item 6.      Exhibits and Current Reports on Form 8-K.........................................     21

             Signatures.......................................................................     22

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                               -------------------------------     ---------------------------------
                                                     2000             1999                2000              1999
                                               --------------    -------------     ---------------    --------------
                                                  (Restated)       (Restated)         (Restated)         (Restated)

Revenue....................................           $52,560          $45,890            $ 89,238          $ 84,928
Cost of goods sold.........................            29,861           22,559              47,381            61,997
                                               --------------    -------------     ---------------    --------------
   Gross profit............................            22,699           23,331              41,857            22,931

Operating expenses:
 Research and development..................             9,514            6,836              16,435            13,813
 Selling and other operating costs.........            16,847           12,639              32,816            26,583
 Combination costs.........................                --              974                  --             4,628
                                               --------------    -------------     ---------------    --------------
   Total operating expenses................            26,361           20,449              49,251            45,024

   (Loss) earnings from operations.........            (3,662)           2,882              (7,394)          (22,093)

Interest expense...........................             2,846              981               4,938             2,207
Other expenses (income) - net..............                67             (204)                (15)             (222)
                                               --------------    -------------     ---------------    --------------

   (Loss) earnings before income taxes.....            (6,575)           2,105             (12,317)          (24,078)

Income tax provision (benefit).............                --              367              (1,836)              367
                                               --------------    -------------     ---------------    --------------

Net (loss) earnings........................           $(6,575)         $ 1,738            $(10,481)         $(24,445)
                                               ==============    =============     ===============    ==============


Net (loss) earnings per share:
   Basic...................................            $(0.45)           $0.12              $(0.73)           $(1.73)
                                               ==============    =============     ===============    ==============
   Diluted.................................            $(0.45)           $0.12              $(0.73)           $(1.73)
                                               ==============    =============     ===============    ==============



   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                           June 30,              December 31,
                                                                             2000                   1999
                                                                      -----------------     --------------------
                                                                          (Restated)              (Restated)
                                                                          (Unaudited)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents.....................................             $  6,627                 $  4,255
    Accounts receivable, net......................................               42,738                   56,788
    Inventories...................................................               67,915                   65,074
    Prepaid expenses and other current assets.....................                3,617                    6,040
    Deferred income taxes.........................................                9,887                    7,216
                                                                      -----------------     --------------------
        Total current assets......................................              130,784                  139,373
Property and equipment, net.......................................               19,199                   20,854
Deferred income taxes, net........................................               16,499                   16,499
Intangible assets, net............................................               17,316                   17,932
Other assets......................................................                  610                    1,829
                                                                      -----------------     --------------------
                                                                               $184,408                 $196,487
                                                                      =================     ====================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
    Notes payable.................................................             $ 96,305                 $ 81,247
    Accounts payable..............................................               12,307                   22,128
    Accrued payroll and other liabilities.........................               22,427                   27,226
    Accrued income taxes..........................................                1,464                    3,207
    Current portion of capital lease obligations..................                  947                    1,084
                                                                      -----------------     --------------------
        Total current liabilities.................................              133,450                  134,892
Long-term debt....................................................                1,160                    1,497
Pension and other long-term liabilities...........................                3,759                    3,879

Commitments and contingencies.....................................

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   no shares issued at June 30, 2000, and December 31, 1999.......                   --                       --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   14,478,749 and 14,388,600 shares issued at June 30, 2000, and
   December 31, 1999, respectively................................                  145                      144
  Additional paid-in capital......................................              143,766                  143,318
  Accumulated deficit.............................................              (95,225)                 (84,744)
  Accumulated other comprehensive loss............................               (2,647)                  (2,499)
                                                                      -----------------     --------------------
        Total shareholders' equity................................               46,039                   56,219
                                                                      -----------------     --------------------
                                                                               $184,408                 $196,487
                                                                      =================     ====================

   The accompanying notes are an integral part of these financial statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             2000                1999
                                                                       ----------------    ----------------
                                                                           (Restated)          (Restated)
Cash used by operations:
    Net loss........................................................           $(10,481)           $(24,445)
    Income charges not affecting cash:
        Depreciation................................................              4,617               3,453
        Amortization................................................                800               1,175
        Disposals and write-offs of property and equipment..........              1,315                 586
        Fair value adjustment on interest swaps.....................                 93                  --
        Deferred income taxes.......................................             (2,671)             (1,013)
    Changes in operating assets and liabilities:
        Decrease in accounts receivable.............................             13,932              22,196
        (Increase) decrease in inventories..........................             (2,931)              1,028
        Decrease (increase) in prepaid expenses.....................              2,410              (4,186)
        Decrease in other assets....................................              1,035                 302
        (Decrease) increase in accounts payable.....................             (9,794)              8,217
        Decrease in accrued payroll and other liabilities                        (4,749)            (10,832)
        (Decrease) increase in accrued income taxes.................             (1,726)                852
        Decrease in pension and other long-term liabilities.........                (98)               (202)
                                                                       ----------------    ----------------
    Cash used by operating activities...............................             (8,248)             (2,869)
                                                                       ----------------    ----------------
Cash used by investing activities:
    Additions to property and equipment.............................             (4,299)             (4,544)
                                                                       ----------------    ----------------
    Cash used by investing activities...............................             (4,299)             (4,544)
                                                                       ----------------    ----------------
Cash provided by financing activities:
    Net increase in notes payable...................................             15,058              28,200
    Repayment of long-term debt including current portion...........               (567)            (20,387)
    Proceeds from exercise of stock options.........................                157                 220
    Stock issued pursuant to employee stock purchase plan...........                292                  --
                                                                       ----------------    ----------------
    Cash provided by financing activities...........................             14,940               8,033
                                                                       ----------------    ----------------
Effect of exchange rate changes on cash.............................                (21)                 23
                                                                       ----------------    ----------------
Net increase in cash and cash equivalents...........................              2,372                 643
Cash and cash equivalents, beginning of period......................              4,255               4,793
                                                                       ----------------    ----------------
Cash and cash equivalents, end of period............................           $  6,627            $  5,436
                                                                       ================    ================

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

The Company's consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 and as of June 30, 2000 and December 31, 1999 have been restated. In addition, certain reclassifications, which had no impact on previously reported results of operations or shareholders' equity, have been made to previously reported data. See Note 9 to the Consolidated Financial Statements for a description of the restatements and reclassifications.

Note 2.   Special Charges

Results of operations for the six months ended June 30, 2000 include one-time charges totaling $7.3 million, or $0.51 per share, recorded in the second quarter. These charges include $6.9 million related to cost accumulations and asset valuations that have been written off as a result of operation changes. There were also workforce reduction charges of $0.4 million recorded in the quarter.

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 3.  Net Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                            --------------------------   --------------------------
                                                2000           1999          2000           1999
                                            -----------   ------------   -----------   ------------
Weighted average number of common shares
 outstanding.............................        14,461         14,197        14,437         14,163

Dilutive stock options...................            --            274            --             --
                                            -----------   ------------   -----------   ------------
Diluted shares outstanding...............        14,461         14,471        14,437         14,163
                                            ===========   ============   ===========   ============

Potentially dilutive securities that are not included in the diluted earnings per share calculation because they would have been anti-dilutive include the following (in thousands):

                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                            --------------------------   --------------------------
                                                2000           1999          2000           1999
                                            -----------   ------------   -----------   ------------
Stock Options............................         1,795            915         1,795          1,747
                                            ===========   ============   ===========   ============

Note 4.  Inventories

Inventories consist of the following (in thousands):

                                                             June 30,            December 31,
                                                               2000                  1999
                                                       -----------------     -----------------
                                                           (Restated)            (Restated)
Raw material and subassemblies......................             $36,668               $32,452
Work-in-progress....................................              13,984                15,261
Finished goods......................................              17,263                17,361
                                                       -----------------     -----------------
                                                                 $67,915               $65,074
                                                       =================     =================

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 5.  Changes in Shareholders' Equity

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                            Accumulated
                                                                Additional                    Other                      Total
                                           Preferred   Common     Paid-in    Accumulated   Comprehensive              Comprehensive
                                              Stock     Stock     Capital      Deficit         Loss          Total        Loss
                                           ---------   ------   ----------   -----------   -------------   --------   -------------
Balance, December 31, 1999.................   $--        $144      $143,318        $(84,744)     $(2,499)     $ 56,219
Common stock options exercised.............    --          --           157              --           --           157
Stock issued pursuant to employee share
 purchase plan.............................    --           1           291              --           --           292
Net loss for the six month period..........    --          --            --         (10,481)          --       (10,481)    $(10,481)
Foreign translation adjustment.............    --          --            --              --         (148)         (148)        (148)
                                              ---        ----      --------        --------      -------      --------     --------
Balance, June 30, 2000.....................   $--        $145      $143,766        $(95,225)     $(2,647)     $ 46,039
                                              ===        ====      ========        ========      =======      ========
Comprehensive loss, six months ended
 June 30, 2000.............................                                                                                $(10,629)
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

Note 6.  Litigation

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

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 7.  Inframetrics Merger

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

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                             FLIR               Inframetrics
                                       ----------------     ------------------
                                          (Restated)             (Restated)
Revenue............................         $25,458                $13,580
                                       ================     ==================
Net (loss) earnings................         $(2,560)               $   177
                                       ================     ==================

Note 8.  Segment Information

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

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 8.  Segment Information--(Continued)

Previously, the Company reported its operating segments to be the commercial and government market segments. The information below for 1999 and 2000 has been reclassified to be consistent with the reporting for these market segments.

Operating segment information for net revenue is as follows (in thousands):

                                             Three Months Ended                   Six Months Ended
                                                  June 30,                            June 30,
                                      ------------------------------    ---------------------------------
                                           2000             1999             2000               1999
                                      -------------    -------------    --------------    ---------------
                                        (Restated)       (Restated)        (Restated)        (Restated)
Thermography..........................    $20,029          $18,335           $41,556            $39,238
Imaging...............................     32,531           27,555            47,682             45,690
                                      -------------    -------------    --------------    ---------------
                                          $52,560          $45,890           $89,238            $84,928
                                      =============    =============    ==============    ===============

Long-lived assets by significant geographic location is as follows (in thousands):

                                           June 30,          December 31,
                                             2000                1999
                                       ----------------    ----------------
                                          (Restated)          (Restated)
United States.......................        $17,153             $18,886
Europe..............................         19,972              21,729
                                       ----------------    ----------------
                                            $37,125             $40,615
                                       ================    ================

Note 9.  Restatements and Reclassifications

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

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 9.  Restatements and Reclassifications--(Continued)

The financial statements and related notes set forth in this Form 10-Q/A for the three and six months ended June 30, 2000 and 1999, as of June 30, 2000 and 1999, and as of December 31, 1999 reflect all such restatements.

A summary of the impact of the restatements and reclassifications follows (in thousands except per share amounts):

Results of Operations                                  Three Months Ended                     Six Months Ended
---------------------                                     June 30, 2000                        June 30, 2000
                                               --------------------------------     ---------------------------------
                                                   Previously            As             Previously            As
                                                    Reported          Restated           Reported          Restated
                                               ---------------    -------------     ---------------    --------------
Revenue....................................            $52,891          $52,560            $ 88,719          $ 89,238
Cost of goods sold.........................             28,914           29,861              45,092            47,381
                                               ---------------    -------------     ---------------    --------------
  Gross profit.............................             23,977           22,699              43,627            41,857

Operating expenses:
 Research and development..................              9,514            9,514              16,435            16,435
 Selling and other operating costs.........             18,906           16,847              35,751            32,816
 Combination costs.........................                 --               --               1,217                --
                                               ---------------    -------------     ---------------    --------------
  Total operating expenses.................             28,420           26,361              53,403            49,251

  Loss from operations.....................             (4,443)          (3,662)             (9,776)           (7,394)

Interest expense...........................              2,753            2,846               4,846             4,938
Other expenses (income) - net..............                 67               67                 (15)              (15)
                                               ---------------    -------------     ---------------    --------------
  Loss before income taxes.................             (7,263)          (6,575)            (14,607)          (12,317)

Income tax benefit.........................                 --               --              (1,836)           (1,836)
                                               ---------------    -------------     ---------------    --------------


Net loss...................................            $(7,263)         $(6,575)           $(12,771)         $(10,481)
                                               ===============    =============     ===============    ==============
Net loss per share:
   Basic...................................            $ (0.50)         $ (0.45)             $(0.88)           $(0.73)
                                               ===============    =============     ===============    ==============
   Diluted.................................            $ (0.50)         $ (0.45)             $(0.88)           $(0.73)
                                               ===============    =============     ===============    ==============

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 9.     Restatements and Reclassifications--(Continued)

Results of Operations                                  Three Months Ended                     Six Months Ended
---------------------                                     June 30, 1999                        June 30, 1999
                                               --------------------------------     ---------------------------------
                                                   Previously            As             Previously            As
                                                    Reported          Restated           Reported          Restated
                                               ---------------    -------------     ---------------    --------------
Revenue....................................            $46,316          $45,890            $ 85,137          $ 84,928
Cost of goods sold.........................             21,571           22,559              60,398            61,997
                                               ---------------    -------------     ---------------    --------------
  Gross profit.............................             24,745           23,331              24,739            22,931

Operating expenses:
 Research and development..................              6,836            6,836              13,813            13,813
 Selling and other operating costs.........             14,861           12,639              29,918            26,583
 Combination costs.........................                974              974               4,628             4,628
                                               ---------------    -------------     ---------------    --------------
  Total operating expenses.................             22,671           20,449              48,359            45,024

  Earnings (loss) from operations..........              2,074            2,882             (23,620)          (22,093)

Interest expense...........................                981              981               2,207             2,207
Other income - net.........................               (204)            (204)               (222)             (222)
                                               ---------------    -------------     ---------------    --------------
  Earnings (loss) before income taxes......              1,297            2,105             (25,605)          (24,078)

Income tax provision.......................                367              367                 367               367
                                               ---------------    -------------     ---------------    --------------

Net earnings (loss)........................            $   930          $ 1,738            $(25,972)         $(24,445)
                                               ===============    =============     ===============    ==============
Net earnings (loss) per share:
   Basic...................................            $  0.07          $  0.12            $  (1.83)         $  (1.73)
                                               ===============    =============     ===============    ==============
   Diluted.................................            $  0.06          $  0.12            $  (1.83)         $  (1.73)
                                               ===============    =============     ===============    ==============

Financial Position                                                       June 30, 2000
------------------                                           ----------------------------------
                                                                 Previously             As
                                                                  Reported           Restated
                                                             ---------------    ---------------
Accounts receivable, net..................................          $ 43,481           $ 42,738
Inventories...............................................            67,559             67,915
Total current assets......................................           131,171            130,784
Property and equipment, net...............................            19,160             19,199
Total assets..............................................           184,756            184,408
Accrued payroll and other liabilities.....................            19,175             22,427
Total current liabilities.................................           130,198            133,450
Accumulated deficit.......................................           (91,532)           (95,225)
Total shareholders' equity................................            49,732             46,039
Total liabilities and shareholders' equity................           184,756            184,408

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 9.  Restatements and Reclassifications--(Continued)

Financial Position                                                       June 30, 1999
------------------                                           ----------------------------------
                                                                 Previously             As
                                                                  Reported           Restated
                                                             ---------------    ---------------
Accounts receivable, net..................................          $ 60,181           $ 57,832
Inventories...............................................            71,972             72,678
Total current assets......................................           154,612            152,969
Property and equipment, net...............................            26,989             27,066
Total assets..............................................           217,863            216,297
Accrued payroll and other liabilities.....................            16,373             19,519
Total current liabilities.................................           122,609            125,755
Accumulated deficit.......................................           (50,096)           (54,808)
Total shareholders' equity................................            90,623             85,911
Total liabilities and shareholders' equity................           217,863            216,297

Financial Position                                                     December 31, 1999
------------------                                           ----------------------------------
                                                                 Previously             As
                                                                  Reported           Restated
                                                             ---------------    ---------------
Accounts receivable, net..................................          $ 57,777           $ 56,788
Inventories...............................................            64,374             65,074
Total current assets......................................           139,662            139,373
Property and equipment, net...............................            20,796             20,854
Total assets..............................................           196,718            196,487
Accrued payroll and other liabilities.....................            21,474             27,226
Accrued income taxes......................................             3,207              3,207
Total current liabilities.................................           129,140            134,892
Accumulated deficit.......................................           (78,761)           (84,744)
Total shareholders' equity................................            62,202             56,219
Total liabilities and shareholders' equity................           196,718            196,487

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (2000 and 1999 amounts have been restated as discussed in Note 9 of the Consolidated Financial Statements):

   Overview. The Company recorded a net loss of $6.6 million, or $0.45 per share, for the second quarter of 2000, compared to net earnings of $1.7 million, or $0.12 per share, for the second quarter of 1999. For the six months ended June 30, 2000, the Company recorded a net loss of $10.5 million, or $0.73 per share, compared to a net loss of $24.4 million, or $1.73 per share, for the six months ended June 30, 1999.

Results of operations for the six months ended June 30, 2000 include one-time charges totaling $7.3 million, or $0.51 per share recorded in the second quarter. During the course of the year, the Company, under new management, has been restructuring its operations to improve profitability. As a result, the Company has recorded these one-time charges associated with realigning its operations to focus on higher margin products, eliminate aged or lower margin products, improve manufacturing efficiencies and reduce production and distribution costs.

These charges of $7.3 million include the write off of $6.9 million related to cost accumulations and asset valuations. The effect of each of these charges on prior years is not material. There were also workforce reduction charges of $0.4 million recorded in the quarter.

   Revenue. The Company's revenue for the three months ended June 30, 2000 increased 14.5 percent, from $45.9 million in the second quarter of 1999 to $52.6 million in the second quarter of 2000.

Thermography revenue increased 9.2 percent, from $18.3 million in the second quarter of 1999 to $20.0 million in the second quarter of 2000. Revenue from the sale of systems to Imaging customers increased $4.9 million, or 18.1 percent, from $27.6 million in the second quarter of 1999 to $32.5 million in the second quarter of 2000.

Revenue for the six months ended June 30, 2000 increased $4.3 million, or 5.1 percent, from $84.9 million in the first six months of 1999 to $89.2 million in the first six months of 2000.

Thermography revenue for the six months ended June 30, 2000 increased $2.4 million, or 5.9 percent from $39.2 million in the first six months of 1999 to $41.6 million in the first six months of 2000. Revenue from the sale of systems to Imaging customers for the six months ended June 30, 2000 totaled $47.7 million, an increase of $2.0 million, or 4.4 percent, from the $45.7 million in revenue generated in the first six months of 1999. The increase was due to increased demand for products in most of the Company's market segments.

Revenue from sales outside the United States increased as a percentage of total revenue from 39.9 percent to 41.4 percent for the quarters ended June 30, 1999 and 2000, respectively. For the first six months of 2000, revenue from sales outside the United States constituted 45.3 percent of total revenue, as compared to 36.9 percent for the first six months of 1999. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

 Gross profit. Gross profit for the quarter ended June 30, 2000 was $22.7 million compared to $23.3 million for the same quarter last year. As a percentage of revenue, gross profit declined to 43.2 percent in the second quarter of 2000 compared to 50.8 percent in the second quarter of 1999. The decline was primarily due to charges in the quarter totaling $4.1 million to adjust inventory carrying values and record other expenses associated with refocusing the Company's manufacturing operations on higher margin products and improving manufacturing efficiencies. Without these charges, gross profit would have been 50.9 percent.

Gross profit for the six months ended June 30, 2000 was $41.9 million compared to $22.9 million for the six months ended June 30, 1999. As a percentage of revenue, gross profit was 46.9 percent for the six months ended June 30, 2000 compared to 27.0 percent for the six months ended June 30, 1999. Without the current year charges to write off cost accumulations and certain asset valuations totaling $4.1 million recorded in the second quarter, gross profit would have been $45.9 million or 51.5 percent of revenue.

Included in cost of goods sold for the six months ended June 30, 1999 is a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have been 50.7 percent for the six months ended June 30, 1999.

 Research and development. Research and development expense for the second quarter of 2000 totaled $9.5 million, compared to $6.8 million in the second quarter of 1999. Research and development expense as a percentage of revenue increased from 14.9 percent to 18.1 percent for the three months ended June 30, 1999 and 2000, respectively. Research and development expense in the second quarter of 2000 includes a $2.2 million charge for expenses associated with the realignment of the Company's operations. Without this charge, research and development expense would have been $7.3 million or 13.8 percent of revenue for the three months ended June 30, 2000.

Research and development expense for the first six months of 2000 totaled $16.4 million, an increase from $13.8 million in the first six months of 1999. Research and development expense as a percentage of revenue increased from 16.3 percent to 18.4 percent for the six months ended June 30, 1999 and 2000, respectively. Research and development expense in the six month period ended June 30, 2000 includes charges totaling $2.1 million to write off cost accumulations and certain asset valuations and $0.1 million for expenses associated with streamlining the Company's manufacturing operations. Without these charges, research and development expense would have been $14.2 million or
15.9 percent of revenue for the six months ended June 30, 2000.

The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first half of the year than on a full year basis.

 Selling and other operating costs. Selling and other operating costs increased from $12.6 million to $16.8 million for the quarters ended June 30, 1999 and 2000, respectively. Selling and other operating costs as a percentage of revenue increased from 27.5 percent to 32.1 percent. Selling and other operating costs for the second quarter of 2000 included charges totaling $1.0 million associated with the streamlining of the Company's manufacturing and corporate operations. Without these charges, selling and other operating costs would have been $15.9 million or 30.2 percent of revenue for the quarter ended June 30, 2000. The increase in selling and other operating costs also includes approximately $0.6 million of increased audit and legal fees.

Selling and other operating costs increased from $26.6 million in the first six months of 1999 to $32.8 million in the first six months of 2000. Selling and other operating costs as a percentage of revenue increased from 31.3 percent to
36.8 percent. Selling and other operating costs for the six month period ended June 30, 2000 includes charges totaling $0.8 million related to the write off of cost accumulations and certain asset valuations and charges totaling $0.2 million associated with refocusing the Company's manufacturing and corporate operations. Without theses charges, selling and other operating costs as a percentage of revenue was 35.7 percent for the six months ended June 30, 2000. In addition to these one-time charges, the increase in absolute dollar terms was due to an increase of $0.9 million in audit and legal fees, increased depreciation related to the Company's enterprise resource planning system implemented in April 1999, and other selling, marketing, and administrative overhead expense increases.

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

In conjunction with the merger, during the quarter ended March 31, 1999, the Company recorded a one-time charge of $23.8 million. The charge consisted of a $20.1 million inventory reserve due to the creation of duplicative product lines, which is included in cost of goods sold, and $3.7 million of transaction related costs, which are included in combination costs, a separate line in operating costs. During the three months ended June 30, 1999, the Company incurred additional charges of $1.0 million for transaction related costs. These charges and related reserves are more fully discussed in Note 7 to the consolidated financial statements.

During the quarter ended December 31, 1999, the Company recorded a charge of $1.2 million for the write-off of certain assets related to the merger. This charge is reported on the combination costs line in the financial statements.

 Interest expense. Interest expense increased from $1.0 million in the second quarter of 1999 to $2.8 million for the quarter ended June 30, 2000, due to increased debt levels, increased interest rates, and the fair value adjustment on interest swap agreements. Interest expense increased from $2.2 million in the first six months of 1999 to $4.9 million in the first six months of 2000 due to these same factors.

 Income taxes. The Company recorded no income tax benefit for the loss in the three months ended June 30, 2000. Each quarter, management assesses the extent and timing of future profitability in order to determine the amount of the deferred tax asset that is more likely than not to be realized in the future. The income tax provision for the second quarter of 1999 resulted in an effective tax rate of 17.4 percent.

For the six months ended June 30, 2000, the Company recorded an income tax benefit of $1.8 million, resulting in an effective tax rate of 14.9 percent. For the first six months of 1999, the Company recorded a tax provision of $0.4 million despite having a pre-tax loss of $24.4 million. The lack of tax benefit in the first half of 1999 was primarily due to the fact that certain foreign subsidiaries had taxable income while the combined entities had a net loss.

The Company's effective tax rate has historically been below the US statutory rate primarily due to utilization of net operating loss carryforwards, various tax credits, benefits from the utilization of a foreign sales corporation, and state and foreign tax rates. Management expects that the effective tax rate will continue to be below the US statutory rate. The effective tax rate is very sensitive to the geographic mix of sales and profits, and therefore could be higher or lower in the future depending on the actual profits realized.

Liquidity and Capital Resources

At June 30, 2000, the Company had short-term borrowings net of cash on hand of $89.7 million compared to $86.6 million at March 31, 2000 and compared to $77.0 million at December 31, 1999. The increase in short-term borrowings during the six months ended June 30, 2000, was primarily caused by increased working capital needs.

Accounts receivable decreased from $56.8 million at December 31, 1999 to $42.7 million at June 30, 2000. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 116 at December 31, 1999 to 87 at June 30, 2000. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At June 30, 2000 the Company had inventories on hand of $67.9 million compared to $65.1 million at December 31, 1999. The decrease was primarily the result of adjustments to inventory carrying values partially offset by a buildup of materials in anticipation of increased shipments to customers throughout the balance of the year.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.3 million and $4.5 million for the six months ended June 30, 2000 and 1999, respectively.

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

As of March 31, 2000 and for the quarter then ended, the Company was in violation of the minimum revenue, minimum EBITDA and consolidated tangible net worth covenants under the Credit Agreement. As of June 30, 2000 and for the quarter then ended, the Company was in violation of the minimum EDITDA and consolidated tangible net worth covenants. As a result of these covenant violations, the lenders have the right at any time to declare the full amount outstanding under the Credit Agreement immediately due and payable. The Company and the lenders have discussed the covenant violations. As of this date, the lenders have not taken any action to enforce their rights under the Credit Agreement, nor have they waived their rights to declare a default based upon such covenant violations.

Additionally, the Company, through one of its subsidiaries, has a 50,000,000 Swedish Kroner (approximately $5.8 million) line of credit at 4.3 percent at June 30, 2000.

At June 30, 2000, the Company had $95.5 million outstanding under the Credit Agreement and $0.8 million outstanding under the Swedish Kroner line of credit.

The use of cash for operating activities in the first six months of 2000 was $8.2 million, compared to $2.9 million for the first six months of 1999. Use of cash increased as the result of increased working capital needs. The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

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

Revenue Recognition

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The Company generally recognizes revenue upon delivery to the customer, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6 to the Consolidated Financial Statements.

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

As of March 31, 2000 and for the quarter then ended, the Company was in violation of the minimum revenue, minimum EBITDA and consolidated tangible net worth covenants under the Credit Agreement. As of June 30, 2000 and for the quarter then ended, the Company was in violation of the minimum EDITDA and consolidated tangible net worth covenants. As a result of these covenant violations, the lenders have the right at any time to declare the full amount outstanding under the Credit Agreement immediately due and payable. The Company and the lenders have discussed the covenant violations. As of this date, the lenders have not taken any action to enforce their rights under the Credit Agreement, nor have they waived their rights to declare a default based upon such covenant violations.

See further discussion of the Credit Agreement under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits.

       Number     Description
     ---------    -------------------------------------------------------------
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


        FLIR SYSTEMS, INC.


Date      May 11, 2001            /s/  Stephen M. Bailey
     ----------------------       ---------------------------------------------
                                       Stephen M. Bailey
                                       Sr. Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Accounting and Financial
                                       Officer and Duly Authorized Officer)