Form 10-Q/A
period 2000-09-30
FLIR SYSTEMS INC
filed 2001-05-11
CIK 354908

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed by the Registrant on November 14, 2000, and is being filed to reflect the restatements of the Registrant's consolidated financial statements (the "Restatements."). The Restatements reflect adjustments to revenue and related costs of sales and certain operating costs for certain sales transactions recorded in 1998 and 1999 to be consistent with the Company's revenue recognition policy. The Restatements also reflect certain reclassifications. A discussion of the Restatements and a summary of the effects of the Restatements are presented in Note 9 to the Consolidated Financial Statements.

The information contained in this Form 10-Q/A is as of November 14, 2000, except for the information relating to the Restatements discussed above, which has been updated through March 23, 2001. This amended Form 10-Q/A should be read in conjunction with the Form 10-Q for the quarterly period ended March 31, 2001, filed by the Registrant on May 9, 2001.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Statement of Operations - Three Months and Nine Months Ended
             September 30, 2000 and 1999......................................................      3


             Consolidated Balance Sheet - September 30, 2000 and December 31, 1999............      4

             Consolidated Statement of Cash Flows - Nine Months Ended September, 2000 and 1999      5

             Notes to the Consolidated Financial Statements...................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................     14


Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................     20


                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings................................................................     22

Item 3.      Default Upon Senior Securities...................................................     22

Item 4.      Submission of Matters to a Vote of Shareholders..................................     22

Item 6.      Exhibits and Current Reports on Form 8-K.........................................     23

             Signatures.......................................................................     24

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                               ---------------------------------    ---------------------------------
                                                     2000              1999               2000              1999
                                               ---------------    --------------    ---------------    --------------
                                                  (Restated)         (Restated)        (Restated)         (Restated)
Revenue....................................    $        39,912    $       45,569    $       129,150    $      130,497
Cost of goods sold.........................             29,214            21,382             76,595            83,379
                                               ---------------    --------------    ---------------    --------------

   Gross profit............................             10,698            24,187             52,555            47,118

Operating expenses:
 Research and development..................              6,816             6,354             23,251            20,167
 Selling and other operating costs.........             15,995            14,990             48,811            41,573
 Combination costs.........................                 --               524                 --             5,152
                                               ---------------    --------------    ---------------    --------------
   Total operating expenses................             22,811            21,868             72,062            66,892

   (Loss) earnings from operations.........            (12,113)            2,319            (19,507)          (19,774)

Interest expense...........................              3,307             1,576              8,245             3,783
Other (income) expenses - net..............               (242)               --               (257)             (222)
                                               ---------------    --------------    ---------------    --------------

   (Loss) earnings before income taxes.....            (15,178)              743            (27,495)          (23,335)

Income tax provision.......................              2,971               550              1,135               917
                                               ---------------    --------------    ---------------    --------------

Net (loss) earnings........................    $       (18,149)   $          193    $       (28,630)   $      (24,252)
                                               ===============    ==============    ===============    ==============

Net (loss) earnings per share:
   Basic...................................    $         (1.25)   $         0.01    $         (1.98)   $        (1.71)
                                               ===============    ==============    ===============    ==============
   Diluted.................................    $         (1.25)   $         0.01    $         (1.98)   $        (1.71)
                                               ===============    ==============    ===============    ==============


   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                          September 30,           December 31,
                                                                              2000                   1999
                                                                      --------------------    -------------------
                                                                            (Restated)             (Restated)
                                                                           (Unaudited)
                              ASSETS
                              ------
Current assets:
    Cash and cash equivalents.....................................    $              5,648    $             4,255
    Accounts receivable, net......................................                  35,893                 56,788
    Inventories...................................................                  59,607                 65,074
    Prepaid expenses and other current assets.....................                   3,076                  6,040
    Deferred income taxes.........................................                   9,887                  7,216
                                                                      --------------------    -------------------
        Total current assets......................................                 114,111                139,373
Property and equipment, net.......................................                  17,129                 20,854
Deferred income taxes, net........................................                  16,710                 16,499
Intangible assets, net............................................                  16,976                 17,932
Other assets......................................................                     654                  1,829
                                                                      --------------------    -------------------
                                                                      $            165,580    $           196,487
                                                                      ====================    ===================


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
    Notes payable.................................................    $             96,945    $            81,247
    Accounts payable..............................................                  11,647                 22,128
    Accrued payroll and other liabilities.........................                  23,854                 27,226
    Accrued income taxes..........................................                   1,758                  3,207
    Current portion of capital lease obligations..................                     978                  1,084
                                                                      --------------------    -------------------
        Total current liabilities.................................                 135,182                134,892
Long-term debt....................................................                   1,408                  1,497
Pension and other long-term liabilities...........................                   3,471                  3,879

Commitments and contingencies.....................................

Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   no shares issued at September 30, 2000, and
      December 31, 1999...........................................                      --                     --

  Common stock, $0.01 par value, 30,000,000 shares authorized,
   14,494,993 and 14,388,600 shares issued at September 30, 2000,
   and December 31, 1999, respectively............................                     145                    144


    Additional paid-in capital....................................                 143,850                143,318
    Accumulated deficit...........................................                (113,373)               (84,744)
    Accumulated other comprehensive loss..........................                  (5,103)                (2,499)
                                                                      --------------------    -------------------
        Total shareholders' equity................................                  25,519                 56,219
                                                                      --------------------    -------------------
                                                                      $            165,580    $           196,487
                                                                      ====================    ===================



   The accompanying notes are an integral part of these financial statements

                              FLIR SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                       ------------------------------------
                                                                             2000                1999
                                                                       ----------------    ----------------
                                                                           (Restated)          (Restated)
Cash used by operations:
    Net loss........................................................           $(28,630)           $(24,252)
    Income charges not affecting cash:
        Depreciation................................................              6,850               4,854
        Amortization................................................              1,201               2,041
        Disposals and write-offs of property and equipment..........              2,456                 684
        Fair value adjustment on interest swaps.....................                535                  --
        Deferred income taxes.......................................             (2,882)             (1,013)
    Changes in operating assets and liabilities:
        Decrease in accounts receivable.............................             18,711              22,087
        Decrease in inventories.....................................              3,653               2,316
        Decrease (increase) in prepaid expenses.....................              2,736              (1,763)
        Decrease in other assets....................................                943                 157
        Decrease in accounts payable................................             (9,852)               (337)
        Decrease in accrued payroll and other liabilities                        (2,106)             (8,407)
        (Decrease) increase in accrued income taxes.................             (1,416)                536
        Increase (decrease) in pension and other long-term
         liabilities................................................                 67                (103)
                                                                       ----------------    ----------------
    Cash used by operating activities...............................             (7,734)             (3,200)
                                                                       ----------------    ----------------

Cash used by investing activities:
    Additions to property and equipment.............................             (5,966)             (7,621)
                                                                       ----------------    ----------------
    Cash used by investing activities...............................             (5,966)             (7,621)
                                                                       ----------------    ----------------

Cash provided by financing activities:
    Net increase in notes payable...................................             15,698              28,359
    Proceeds from long-term debt....................................                 --               1,538
    Repayment of long-term debt including current portion...........               (823)            (20,573)
    Proceeds from exercise of stock options.........................                241                 814
    Stock issued pursuant to employee stock purchase plan...........                292                  --
                                                                       ----------------    ----------------
    Cash provided by financing activities...........................             15,408              10,138
                                                                       ----------------    ----------------
Effect of exchange rate changes on cash.............................               (315)                 30
                                                                       ----------------    ----------------

Net increase (decrease) in cash and cash equivalents................              1,393                (653)
Cash and cash equivalents, beginning of period......................              4,255               4,793
                                                                       ----------------    ----------------
Cash and cash equivalents, end of period............................           $  5,648            $  4,140
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

The Company's consolidated financial statements for the three months and nine months ended September 31, 2000 and 1999 and as of September 31, 2000 and December 31, 1999 have been restated. In addition, certain reclassifications, which had no impact on previously reported results of operations or shareholders' equity, have been made to previously reported data. See Note 9 to the Consolidated Financial Statements for a description of the restatements and reclassifications.

Note 2. Special Charges

Results of operations for the nine months ended September 30, 2000 include one-time charges totaling $20.0 million, or $1.39 per share. The charges were $12.7 million and $7.3 million recorded in the third and second quarters, respectively.

Charges to the third quarter were to adjust inventory carrying values and other expenses associated with streamlining the Company's manufacturing and corporate operations. These charges include charges of $9.0 million to cost of sales primarily for inventory reserves related to certain low margin products and older products that the Company is phasing out, and $3.7 million of charges to operating and other expenses associated with workforce reductions and related costs, and write-offs of certain assets.

The second quarter charges of $7.3 million include $6.9 million related to cost accumulations and asset valuations that have been written off as a result of operation changes. There were also workforce reduction charges of $0.4 million recorded in the quarter.

                              FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 3. Net Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                 --------------------------   --------------------------
                                                     2000          1999          2000           1999
                                                 -----------   ------------   -----------   ------------
      Weighted average number of common shares
       outstanding.............................       14,484         14,311        14,452         14,213
      Dilutive stock options...................           --          1,574            --             --
                                                 -----------   ------------   -----------   ------------
      Diluted shares outstanding...............       14,484         15,885        14,452         14,213
                                                 ===========   ============   ===========   ============

Potentially dilutive securities that are not included in the diluted earnings per share calculation because they would have been anti-dilutive include the following (in thousands):

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                 --------------------------   --------------------------
                                                     2000           1999          2000           1999
                                                 -----------   ------------   -----------   ------------
     Stock Options............................         2,153             --         2,153          1,574
                                                 ===========   ============   ===========   ============

Note 4. Inventories

Inventories consist of the following (in thousands):

                                                                   September 30,           December 31,
                                                                        2000                  1999
                                                                 ----------------        -----------------
                                                                   (Restated)               (Restated)
     Raw material and subassemblies.....................         $      31,483           $          32,452
     Work-in-progress...................................                14,847                      15,261
     Finished goods.....................................                13,277                      17,361
                                                                 -------------------    ------------------
                                                                 $      59,607           $          65,074
                                                                 ===================    ==================

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 5. Changes in Shareholders' Equity

Changes in Shareholders' Equity consist of the following (in thousands):

                                                                                                Accumulated
                                                                   Additional                      Other                  Total
                                             Preferred    Common    Paid-in      Accumulated   Comprehensive          Comprehensive
                                               Stock      Stock     Capital        Deficit         Loss        Total       Loss
                                             --------------------------------------------------------------------------------------
                                                                                  (Restated)                 (Restated)   (Restated)

Balance, December 31, 1999.................  $            $  144     $143,318     $ (84,744)     $(2,499)     $ 56,219
                                                    --
Common stock options exercised.............         --        --          241            --          --            241
Stock issued pursuant to employee share
 purchase plan.............................         --         1          291            --          --            292
Net loss for the nine month period.........         --        --           --       (28,629)         --        (28,629)   $(28,629)
Foreign translation adjustment.............         --        --           --            --      (2,604)        (2,604)     (2,604)
                                             --------------------------------------------------------------------------------------

Balance, September 30, 2000................  $      --    $  145     $143,850     $(113,373)     $(5,103)     $ 25,519
                                             =======================================================================================
Comprehensive loss,  nine months ended
 September 30, 2000........................                                                                               $(31,233)
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

Note 6. Litigation

Beginning on March 13, 2000, five complaints alleging violations of the federal securities laws were filed against the Company and certain of its former officers in the United States District Court for the District of Oregon. Upon order of the Court, plaintiffs in those actions filed a consolidated complaint on July 24, 2000. The consolidated complaint names the Company, Robert P.
Daltry, J. Kenneth Stringer, III, and J. Mark Samper as defendants.   The
complaint purports to be filed on behalf of a class of purchasers of the Company's common stock between March 3, 1999 and March 6, 2000 and alleges that the defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by intentionally issuing false and/or misleading statements regarding the Company's financial results in the Company's SEC filings and in press releases and other public statements. The complaint does not specify the amount of damages that plaintiffs seek. The Company intends to contest the litigation vigorously and has filed a motion to dismiss the complaint, based on the specificity requirements of the Private Securities Litigation Reform Act of 1995, which will be heard in mid-November.

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

The inventory reserve relates to duplicative product lines created by the merger and was included in cost of goods sold. As of September 30, 2000, the Company had written-off and disposed of inventories totaling $20.1 million. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs were included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom, Germany and France. As of September 30, 2000, the Company has no remaining accruals related to the transaction costs and cost to exit activities.

Consolidated results of operations for the three months ended March 31, 1999 of the Company and Inframetrics on a stand-alone basis, excluding one time charges for duplicative inventories created as a result of overlapping product lines, reserve for shutdown of duplicate sales offices and other direct transaction costs are as follows (in thousands):

                                                    FLIR           Inframetrics
                                               --------------      ------------
                                                 (Restated)         (Restated)
Revenue.....................................    $      25,458      $     13,580
                                               ==============     =============
Net (loss) earnings.........................    $      (2,560)     $        177
                                               ==============     =============

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

Operating segment information for net revenue is as follows (in thousands):

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                      ------------------------------    ---------------------------------
                                           2000             1999              2000               1999
                                      -------------    -------------    --------------    ---------------
                                         (Restated)       (Restated)        (Restated)         (Restated)
Thermography..........................   $   16,099       $   22,834        $   57,654         $   62,072
Imaging...............................       23,814           22,735            71,496             68,425
                                      -------------    -------------    --------------    ---------------
                                         $   39,912       $   45,569        $  129,150         $  130,497
                                      =============    =============    ==============    ===============

Long-lived assets by significant geographic location is as follows (in thousands):

                                            September 30,     December 31,
                                                2000             1999
                                            -------------     -----------
                                             (Restated)       (Restated)
United States............................         $14,404         $18,886
Europe...................................          20,355          21,729
                                            -------------     -----------
                                                  $34,759         $40,615
                                            =============     ===========

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

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 9.     Restatements and Reclassifications--(Continued)

The financial statements and related notes set forth in this Form 10-Q/A for the three and nine months ended September 30, 2000 and 1999, as of September 30, 2000 and 1999, and as of December 31, 1999 reflect all such restatements.

A summary of the impact of the restatements and reclassifications follows (in thousands except per share amounts):

Results of Operations                                  Three Months Ended                    Nine Months Ended
---------------------                                  September 30, 2000                    September 30, 2000
                                               --------------------------------     ---------------------------------
                                                    Previously            As             Previously            As
                                                    Reported          Restated           Reported          Restated
                                                ---------------   --------------     ---------------   ---------------
Revenue....................................        $    38,539       $   39,912        $    127,258       $   129,150
Cost of goods sold.........................             27,427           29,214              72,519            76,594
                                               ---------------    -------------     ---------------    --------------
  Gross profit.............................             11,112           10,698              54,739            52,556

Operating expenses:
 Research and development..................              6,816            6,816              23,251            23,251
 Selling and other operating costs.........             17,792           15,995              53,543            48,811
 Combination costs.........................                 --               --               1,217                --
                                               ---------------    -------------     ---------------    --------------
  Total operating expenses.................             24,608           22,811              78,011            72,062

  (Loss) earnings from operations..........            (13,496)         (12,113)            (23,272)          (19,506)

Interest expense...........................              2,772            3,307               7,619             8,245
Other (income) expenses - net..............               (242)            (242)               (258)             (257)
                                               ---------------    -------------     ---------------    --------------

  (Loss) earnings before income taxes......            (16,026)         (15,178)            (30,633)          (27,494)

Income tax provision.......................              2,569            2,971                 733             1,135
                                               ---------------    -------------     ---------------    --------------

Net (loss) earnings........................        $   (18,595)      $  (18,149)       $    (31,366)      $   (28,629)
                                               ===============    =============     ===============    ==============

Net (loss) earnings per share:
   Basic...................................        $     (1.28)      $    (1.25)       $      (2.17)      $    $(1.98)
                                               ===============    =============     ===============    ==============
   Diluted.................................        $     (1.28)      $    (1.25)       $      (2.17)      $     (1.98)
                                               ===============    =============     ===============    ==============

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 9.     Restatements and Reclassifications--(Continued)

Results of Operations                                  Three Months Ended                   Nine Months Ended
-------------------------------------------
                                                      September 30, 1999                   September 30, 1999
                                               --------------------------------    ---------------------------------
                                                   Previously           As             Previously            As
                                                    Reported         Restated           Reported          Restated
                                               ---------------    -------------    ---------------    --------------
Revenue....................................            $47,007          $45,569           $132,144          $130,497
Cost of goods sold.........................             21,576           21,382             81,974            83,379
                                               ---------------    -------------    ---------------    --------------
  Gross profit.............................             25,431           24,187             50,170            47,118

Operating expenses:
 Research and development..................              6,354            6,354             20,167            20,167
 Selling and other operating costs.........             16,466           14,990             46,384            41,573
 Combination costs.........................                524              524              5,152             5,152
                                               ---------------    -------------    ---------------    --------------
  Total operating expenses.................             23,344           21,868             71,703            66,892

  (Loss) earnings from operations..........              2,087            2,319            (21,533)          (19,774)

Interest expense...........................              1,576            1,576              3,579             3,783
Other (income) expenses - net..............                 --               --                (18)             (222)
                                               ---------------    -------------    ---------------    --------------
  (Loss) earnings before income taxes......                511              743            (25,094)          (23,335)

Income tax provision.......................                550              550                917               917
                                               ---------------    -------------    ---------------    --------------

Net (loss) earnings........................            $   (39)         $   193           $(26,011)         $(24,252)
                                               ===============    =============    ===============    ==============

Net (loss) earnings per share:
   Basic...................................             $(0.00)           $0.01             $(1.83)           $(1.71)
                                               ===============    =============    ===============    ==============
   Diluted.................................             $(0.00)           $0.01             $(1.83)           $(1.71)
                                               ===============    =============    ===============    ==============

Financial Position                                                    September 30, 2000
------------------                                           -----------------------------------
                                                                 Previously             As
                                                                  Reported           Restated
                                                             ---------------    ----------------
Accounts receivable, net..................................         $  36,627           $  35,893
Inventories...............................................            59,256              59,607
Total current assets......................................           114,494             114,111
Property and equipment, net...............................            17,099              17,129
Total assets..............................................           165,933             165,580
Accrued payroll and other liabilities.....................            21,991              23,854
Accrued income taxes......................................             1,356               1,758
Total current liabilities.................................           132,917             135,182
Accumulated deficit.......................................          (110,127)           (113,373)
Total shareholders' equity................................            28,765              25,519
Total liabilities and shareholders' equity................           165,933             165,580

                               FLIR SYSTEMS, INC.

                                  (Unaudited)

Note 9.     Restatements and Reclassifications--(Continued)

Financial Position                                                    September 30, 1999
------------------                                           ----------------------------------
                                                                 Previously             As
                                                                  Reported           Restated
                                                             ---------------    ---------------
Accounts receivable, net..................................          $ 63,099           $ 58,688
Inventories...............................................            70,052             71,648
Total current assets......................................           151,962            149,147
Property and equipment, net...............................            28,229             28,297
Total assets..............................................           216,096            213,349
Accrued payroll and other liabilities.....................            20,454             22,187
Accrued income taxes......................................             4,450              4,450
Total current liabilities.................................           118,696            120,429
Accumulated deficit.......................................           (50,135)           (54,615)
Total shareholders' equity................................            91,691             87,211
Total liabilities and shareholders' equity................           216,096            213,349

Financial Position                                                     December 31, 1999
------------------                                           ----------------------------------
                                                                 Previously             As
                                                                  Reported           Restated
                                                             ---------------    ---------------
Accounts receivable, net..................................          $ 57,777           $ 56,788
Inventories...............................................            64,374             65,074
Total current assets......................................           139,662            139,373
Property and equipment, net...............................            20,796             20,854
Total assets..............................................           196,718            196,487
Accrued payroll and other liabilities.....................            21,474             27,226
Accrued income taxes......................................             3,207              3,207
Total current liabilities.................................           129,140            134,892
Accumulated deficit.......................................           (78,761)           (84,744)
Total shareholders' equity................................            62,202             56,219
Total liabilities and shareholders' equity................           196,718            196,487

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (2000 and 1999 amounts have been restated as discussed in Note 9 of the Consolidated Financial Statements):

Overview. The Company recorded a net loss of $18.1 million, or $1.25 per share, for the third quarter of 2000, compared to a net profit of $0.2 million, or $0.01 per share for the third quarter of 1999. For the nine months ended September 30, 2000, the Company recorded a net loss of $28.6 million, or $1.98 per share, compared to a net loss of $24.3 million, or $1.71 per share, for the nine months ended September 30, 1999.

Results of operations for the nine months ended September 30, 2000 include one-time charges totaling $20.0 million, or $1.39 per share. The charges were $12.7 million and $7.3 million recorded in the third and second quarters, respectively. During the course of the year, the Company, under new management, has been restructuring its operations to improve profitability. As a result, the Company has recorded these one-time charges associated with realigning its operations to focus on higher margin products, eliminate aged or lower margin products, improve manufacturing efficiencies and reduce production and distribution costs.

Charges to the third quarter were to adjust inventory carrying values and other expenses associated with streamlining the Company's manufacturing and corporate operations. These charges include charges of $9.0 million to cost of sales primarily for inventory reserves related to certain low margin products and older products that the company is phasing out, and $3.7 million of charges to operating and other expenses associated with workforce reductions and related costs, and write-offs of cost accumulations and certain assets.

The second quarter charges of $7.3 million include the write off of $6.9 million related to cost accumulations and asset valuations. The effect of each of these charges on prior years is not material. There were also workforce reduction charges of $0.4 million recorded in the quarter.

Revenue. The Company's revenue for the three months ended September 30, 2000 decreased 12.4 percent, from $45.6 million in the third quarter of 1999 to $39.9 million in the third quarter of 2000.

Thermography revenue declined 29.5 percent, from $22.8 million in the third quarter of 1999 to $16.1 million in the third quarter of 2000. The decrease in Thermography revenue of $6.7 million was due in part to delays in approval of U.S. export licenses for certain of the Company's products, delays in orders in anticipation of the introduction of the new products and the impact of currency translations on sales in Europe.

Revenue from the sale of systems to Imaging customers increased $1.1 million, or
4.7 percent, from $22.7 million in the third quarter of 1999 to $23.8 million in the third quarter of 2000.

Revenue for the nine months ended September 30, 2000 decreased $1.3 million, or
1.0 percent, from $130.5 million in the first nine months of 1999 to $129.2 million in the first nine months of 2000.

Thermography revenue for the nine months ended September 30, 2000 declined $4.4 million, or 7.1 percent from $62.1 million in the first nine months of 1999 to $57.7 million in the first nine months of 2000. The decrease in Thermography revenue was due in part to delays in approval of U.S. export licenses for certain of the Company's products and the impact of currency translation on sales in Europe, as well as delays in orders in anticipation of the introduction of new products.

Revenue from the sale of systems to Imaging customers for the nine months ended September 30, 2000 totaled $71.5 million, an increase of $3.1 million, or 4.5 percent, from the $68.4 million in revenue generated in the first nine months of 1999. The increase was due to increased demand for products in most of the Company's market segments within the Imaging business.

Revenue from sales outside the United States increased as a percentage of revenue from 30.4 percent to 48.3 percent for the quarters ended September 30, 1999 and 2000, respectively. For the first nine months of 2000, revenue from sales outside the United States constituted 47.1 percent of total revenue, as compared to 36.2 percent for the first nine months of 1999. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

      Gross profit. Gross profit for the quarter ended September 30, 2000 was $10.7 million compared to $24.2 million for the same quarter last year. As a percentage of revenue, gross profit declined to 26.8 percent in the third quarter of 2000 compared to 53.1 percent in the third quarter of 1999. The decline was primarily due to charges in the quarter totaling $9.2 million to adjust inventory carrying values and record other expenses associated with refocusing the Company's manufacturing operations on higher margin products and improving manufacturing efficiencies. Without these charges, gross profit would have been 49.8 percent.

Gross profit for the nine months ended September 30, 2000 was $52.6 million compared to $47.1 million for the nine months ended September 30, 1999. As a percentage of revenue, gross profit was 40.7 percent for the nine months ended September 30, 2000 compared to 36.1 percent for the nine months ended September 30, 1999. Without the current year charges to write off cost accumulations and certain asset valuations totaling $4.0 million recorded in the second quarter and other charges in the nine months totaling $9.3 million, gross profit would have been $65.8 million or 51.0 percent of revenue.

Included in cost of goods sold for the nine months ended September 30, 1999 is a one-time charge of $20.1 million related to duplicate inventories and products which were determined to have reached the end of life, both created by overlapping product lines as a result of the merger with Inframetrics. Without this charge, gross profit as a percentage of revenue would have been 51.5 percent for the nine months ended September 30, 1999.

      Research and development. Research and development expense for the third quarter of 2000 totaled $6.8 million, compared to $6.4 million in the third quarter of 1999. Research and development expense as a percentage of revenue increased from 13.9 percent to 17.1 percent for the three months ended September 30, 1999 and 2000, respectively. Research and development expense in the third quarter of 2000 includes a $0.9 million charge for expenses associated with the realignment of the Company's operations. Without this charge, research and development expense would have been $5.9 million or 14.9 percent of revenue for the three months ended September 30, 2000.

Research and development expense for the first nine months of 2000 totaled $23.3 million, an increase from $20.2 million in the first nine months of 1999. Research and development expense as a percentage of revenue increased from 15.5 percent to 18.0 percent for the nine months ended September 30, 1999 and 2000, respectively. Research and development expense in the nine month period ended September 30, 2000 includes charges totaling $2.9 million to write off cost accumulations and certain asset valuations and $0.2 million for expenses associated with streamlining the Company's manufacturing operations. Without these charges, research and development expense would have been $20.1 million or
15.6 percent of revenue for the nine months ended September 30, 2000.

The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. Due to the timing of revenue during the year, research and development expense as a percentage of revenue is typically higher in the first half of the year than on a full year basis.

     Selling and other operating costs. Selling and other operating costs increased from $15.0 million to $16.0 million for the quarters ended September 30, 1999 and 2000, respectively. Selling and other operating costs as a percentage of revenue increased from 32.9 percent to 40.1 percent. Selling and other operating costs for the third quarter of 2000 included charges totaling $2.4 million associated with the streamlining of the Company's manufacturing and corporate operations. Without these charges, selling and other operating costs would have been $13.6 million or 34.0 percent of revenue for the quarter ended September 30, 2000, a $1.4 million decrease from the quarter ended September 30, 1999.

Selling and other operating costs increased from $41.6 million in the first nine months of 1999 to $48.8 million in the first nine months of 2000. Selling and other operating costs as a percentage of revenue increased from 31.9 percent to
37.8 percent. Selling and other operating costs for the nine month period ended September 30, 2000 includes charges totaling $1.6 million related to the write off of cost accumulations and certain asset valuations and charges totaling $1.8 million associated with refocusing the Company's manufacturing and corporate operations. Without theses charges, selling and other operating costs as a percentage of revenue was 35.2 percent for the nine months ended September 30, 2000. In addition to these one-time charges, the increase in absolute dollar terms was due to increases in audit and legal fees ($1.5 million), increased depreciation ($1.0 million) related to the Company's enterprise resource planning system implemented in April 1999, and other selling, marketing, and administrative overhead expense increases.

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

     Interest expense. Interest expense increased from $1.6 million in the third quarter of 1999 to $3.3 million for the quarter ended September 30, 2000, due to increased debt levels, increased interest rates, and the fair value adjustment on interest swap agreements. Interest expense increased from $3.8 million in the first nine months of 1999 to $8.2 million in the first nine months of 2000 due to these same factors.

     Income taxes. The income tax provision of $3.0 million and $1.1 million for the three months and nine months ended September 30, 2000, respectively, reflects revisions to the Company's estimate of expected year-end earnings and losses in its various tax jurisdictions. Certain foreign subsidiaries are expected to have taxable income while the combined entities are expected to have a consolidated loss. Given the recurring losses in certain tax jurisdictions, no benefit has been provided for in the income statement for such losses. Management is continuing to assess the extent and timing of future profitability. If management's forecast of future earnings differs from actual results, the Company may need to record a further valuation against its deferred tax assets.

Liquidity and Capital Resources

At September 30, 2000, the Company had short-term borrowings net of cash on hand of $91.3 million compared to $89.7 million at June 30, 2000 and compared to $77.0 million at December 31, 1999. The increase in short-term borrowings during the nine months ended September 30, 2000, was primarily due to operating losses and capital expenditures during the period.

Accounts receivable decreased from $56.8 million at December 31, 1999 to $35.9 million at September 30, 2000. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 116 at December 31, 1999 to 76 at September 30, 2000. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At September 30, 2000, the Company had inventories on hand of $59.6 million compared to $65.1 million at December 31, 1999. The decrease was primarily the result of adjustments to inventory carrying values partially offset by higher inventory levels as a result of lower than anticipated revenues in the third quarter.

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

The Company currently has a forbearance agreement in place with the lenders under the Credit Agreement until December 15, 2000. This forbearance is related to the defaults under the Credit Agreement as amended due to the violation of the new financial covenants. All advances currently bear interest at the default rate (currently at 12.25 percent) provided in the Credit Agreement. Presently the Company and the lenders are exploring the prospective development of a longer-term loan agreement. If the Company is unable to negotiate a longer-term financing arrangement with the banks, renegotiate the terms of the Credit Agreement or obtain additional forbearance from the lenders by December 15, 2000, the lenders may exercise their rights under the Credit Agreement, including acceleration of all amounts due under the Credit Agreement. The renegotiation of this lending facility is a critical step in the future liquidity of the Company and the inability to renegotiate such terms by the Company could have material adverse affect on the Company. The Company has been advised by its independent public accountants that if these uncertainties are not resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified for a going concern uncertainty.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kroner (approximately $4.2 million) line of credit bearing interest at
4.3 percent at September 30, 2000.

At September 30, 2000, the Company had $95.5 million outstanding under the Credit Agreement and $1.4 million outstanding under the Swedish Kroner line of credit.

The use of cash for operating activities in the first nine months of 2000 was $7.7 million, compared to $3.2 million for the first nine months of 1999. Use of cash increased as the result of increased net loss. The Company believes that its existing cash and available credit facilities, financing available from other sources, continuing efforts to control costs, improved collection of accounts receivable and management of inventory levels will be sufficient to meet its cash requirements for the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's annual shareholders' meeting was held on Tuesday, August 15, 2000, at which the following persons were elected to the Board of Directors by a vote of the shareholders, by the votes and for the terms indicated:

                                                   Vote
                                 ---------------------------------------
                                                            Withhold             Term
          Director                       For               Authority            Ending
-----------------------------    -----------------    ------------------    ------------
     Earl R. Lewis                    12,675,903               108,311            2003
     Ronald L. Turner                 12,674,403               109,811            2003
     Steven E. Wynne                  12,673,842               110,372            2003

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

          Number     Description
          ------     ---------------------------------------------------------
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


                                      FLIR SYSTEMS, INC.


Date      May 11, 2001                /s/ Stephen M. Bailey
     ---------------------            -------------------------
                                          Stephen M. Bailey
                                          Sr. Vice President, Finance and Chief
                                          Financial Officer (Principal
                                          Accounting and Financial
                                          Officer and Duly Authorized Officer)