Form 10-Q
period 2001-06-30
FLIR SYSTEMS INC
filed 2001-08-13
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

At July 31, 2001, there were 15,095,948 shares of the Registrant's common stock, $0.01, par value, outstanding.


================================================================================

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Operations - Three Months And Six Months Ended June
            30, 2001 and 2000 ............................................................     3

        Consolidated Balance Sheet - June 30, 2001 and December 31, 2000 .................     4

        Consolidated Statement of Cash Flows - Six Months Ended June 30, 2001 and 2000 ...     5

        Notes to the Consolidated Financial Statements ...................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations ...................................................................    10


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................................    16

Item 2. Changes in Securities ............................................................    16

Item 6. Exhibits and Current Reports on Form 8-K .........................................    16

        Signature ........................................................................    17

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                      -----------------------     -----------------------
                                                         2001           2000          2001          2000
                                                      ---------     ---------     ---------     ---------
Revenue .........................................     $  51,395     $  52,560     $ 101,867     $  89,238
Cost of goods sold ..............................        22,700        29,861        45,881        47,381
                                                      ---------     ---------     ---------     ---------
       Gross profit .............................        28,695        22,699        55,986        41,857

Operating expenses:
    Research and development ....................         6,635         9,514        12,740        16,435
    Selling and other operating costs ...........        13,490        16,847        26,852        32,816
                                                      ---------     ---------     ---------     ---------
       Total operating expenses .................        20,125        26,361        39,592        49,251

       Earnings (loss) from operations ..........         8,570        (3,662)       16,394        (7,394)


Interest expense ................................         2,004         2,846         5,458         4,938
Other (income) expense - net ....................           (50)           67          (238)          (15)
                                                      ---------     ---------     ---------     ---------

       Earnings (loss) before income taxes ......         6,616        (6,575)       11,174       (12,317)

Income tax provision (benefit) ..................           992          --           1,676        (1,836)
                                                      ---------     ---------     ---------     ---------

Net earnings (loss) .............................     $   5,624     $  (6,575)    $   9,498     $ (10,481)
                                                      =========     =========     =========     =========

Net earnings (loss) per share:

   Basic ........................................     $    0.38     $   (0.45)    $    0.65     $   (0.73)
                                                      =========     =========     =========     =========
   Diluted ......................................     $    0.36     $   (0.45)    $    0.63     $   (0.73)
                                                      =========     =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                         June 30,    December 31,
                                                                           2001         2000
                                                                        ----------   ------------
                                                                        (Unaudited)
                                 ASSETS
                                 ------

Current assets:
    Cash and cash equivalents .......................................   $   8,101      $  11,858
    Accounts receivable, net ........................................      39,301         39,663
    Inventories .....................................................      45,731         55,844
    Prepaid expenses and other current assets .......................       3,138          3,030
    Deferred income taxes ...........................................      11,943         11,943
                                                                        ---------      ---------
        Total current assets ........................................     108,214        122,338
Property and equipment, net .........................................      14,959         15,407
Deferred income taxes, net ..........................................      11,772         11,772
Intangible assets, net ..............................................      16,031         16,635
Other assets ........................................................         835            839
                                                                        ---------      ---------
                                                                        $ 151,811      $ 166,991
                                                                        =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
    Notes payable ...................................................   $   7,138      $  17,716
    Accounts payable ................................................       8,568         16,247
    Accrued payroll and other liabilities ...........................      23,336         19,186
    Accrued income taxes ............................................         892          2,217
    Current portion of capital lease obligations ....................         916          1,103
                                                                        ---------      ---------
        Total current liabilities ...................................      40,850         56,469
Long-term debt ......................................................      64,906         75,485
Pension and other long-term liabilities .............................       6,451          6,012

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized; no
      shares issued at June 30, 2001, and December 31, 2000 .........          --             --
   Common stock, $0.01 par value, 30,000,000 shares authorized,
      14,849,792 and 14,548,370 shares issued at June 30, 2001, and
      December 31, 2000, respectively ...............................         148            145
    Additional paid-in capital ......................................     146,148        144,118
    Accumulated deficit .............................................    (101,300)      (110,798)
    Accumulated other comprehensive loss ............................      (5,392)        (4,440)
                                                                        ---------      ---------
        Total shareholders' equity ..................................      39,604         29,025
                                                                        ---------      ---------
                                                                        $ 151,811      $ 166,991
                                                                        =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   --------------  -------------
Cash provided (used) by operations:
    Net earnings (loss)...........................................................    $   9,498      $  (10,481)
    Income charges not affecting cash:
        Depreciation..............................................................        3,067           4,617
        Amortization..............................................................          875             800
        Disposals and write-offs of property and equipment........................          526           1,315
        Fair value adjustment on interest swaps...................................          510              93
        Deferred income taxes.....................................................           (9)         (2,671)
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable................................         (733)         13,932
        Decrease (increase) in inventories........................................        8,833          (2,931)
        (Increase) decrease in prepaid expenses...................................         (245)          2,410
        (Increase) decrease in other assets.......................................         (278)          1,035
        Decrease in accounts payable..............................................       (7,272)         (9,794)
        Increase (decrease) in accrued payroll and other liabilities..............        5,325          (4,749)
        Decrease in accrued income taxes .........................................       (1,093)         (1,726)
        Increase (decrease) in pension and other long-term liabilities............          701             (98)
                                                                                   ------------    ------------
    Cash provided (used) by operating activities..................................       19,705          (8,248)
                                                                                   ------------    ------------
Cash used by investing activities:
    Additions to property and equipment...........................................       (3,424)         (4,299)
                                                                                   ------------    ------------
    Cash used by investing activities.............................................       (3,424)         (4,299)
                                                                                   ------------    ------------
Cash (used) provided by financing activities:
    Repayment of credit agreement including current portion.......................      (20,500)         (7,000)
    Proceeds from credit agreement................................................           --          21,500
    Net (decrease) increase in international credit line..........................          (78)            558
    Repayment of capital leases, including current portion........................       (1,222)           (567)
    Proceeds from exercise of stock options.......................................        1,720             157
    Stock issued pursuant to employee stock purchase plan.........................          313             292
                                                                                   ------------    ------------
    Cash (used) provided by financing activities..................................      (19,767)         14,940
                                                                                   ------------    ------------
Effect of exchange rate changes on cash...........................................         (271)            (21)
                                                                                   ------------    ------------
Net (decrease) increase in cash and cash equivalents..............................       (3,757)          2,372
Cash and cash equivalents, beginning of period....................................       11,858           4,255
                                                                                   ------------    ------------
Cash and cash equivalents, end of period..........................................  $     8,101     $     6,627
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

Note 2.   Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated by dividing net earnings
(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) by the average number of common shares plus the potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method. Approximately 428,000 and 1,795,000 outstanding stock options for the three months ended June 30, 2001 and June 30, 2000, respectively, and approximately 740,000 and 1,795,000 for the six months ended June 30, 2001 and June 30, 2000, respectively, were excluded from the calculation of diluted earnings (loss) per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                                  Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                 ----------------------    --------------------
                                                                    2001        2000         2001        2000
                                                                 ----------   ---------    --------    --------
Weighted average number of common shares outstanding .......         14,710      14,461      14,636      14,437
Dilutive effect of stock options ...........................            720          --         472          --
                                                                 ----------   ---------    --------    --------
Diluted shares outstanding .................................         15,430      14,461      15,108      14,437
                                                                 ==========   =========    ========    ========

                               FLIR SYSTEMS, INC.

                                   (Unaudited)

Note 3.   Inventories

Inventories consist of the following (in thousands):

                                                   June 30,       December 31,
                                                     2001            2000
                                                  ----------      -----------
Raw material and subassemblies .................  $   28,068      $    29,546
Work-in-progress ...............................       9,726           14,139
Finished goods .................................       7,937           12,159
                                                  ----------      -----------
                                                  $   45,731      $    55,844
                                                  ==========      ===========

Note 4.   Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                       -----------------------    ------------------------
                                                          2001          2000         2001          2000
                                                       ----------    ---------    -----------   ----------
Net income (loss) .................................     $   5,624     $ (6,575)    $    9,498    $ (10,481)
Foreign currency translation gain (loss) ..........           155         (257)          (952)        (148)
                                                       ----------    ---------    -----------   ----------
Total comprehensive income (loss) .................     $   5,779     $ (6,832)    $    8,546    $ (10,629)
                                                       ==========    =========    ===========   ==========


Foreign currency translation gains and losses represents unrealized gains/losses in the translation of the financial statements of the Company's subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

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

                               FLIR SYSTEMS, INC.

                                   (Unaudited)

Note 5.     Litigation--(Continued)

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

Operating segment information for net revenue is as follows (in thousands):

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                ----------------------------  -----------------------------
                                                    2001            2000          2001             2000
                                                -------------  -------------  -------------   -------------
Thermography ..............................       $ 22,758        $ 20,029     $  44,691         $ 41,556
Imaging ...................................         28,637          32,531        57,176           47,682
                                                  --------        --------     ---------         --------
                                                  $ 51,395        $ 52,560     $ 101,867         $ 89,238
                                                  ========        ========     =========         ========

                               FLIR SYSTEMS, INC.

                                   (Unaudited)

Note 6.     Segment Information--(Continued)

Long-lived assets by significant geographic location is as follows (in thousands):

                                                June 30,        December 31,
                                                  2001              2000
                                              ------------     --------------
United States .........................        $  12,988         $  13,052
Europe ................................           18,837            19,829
                                               ---------         ---------
                                               $  31,825         $  32,881
                                               =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

   Revenue. The Company's revenue for the three months ended June 30, 2001 decreased 2.2 percent, from $52.6 million in the second quarter of 2000 to $51.4 million in the second quarter of 2001. The Company's revenue for the six months ended June 30, 2001 increased 14.2 percent, from $89.2 million in the first six months of 2000 to $101.9 million in the first six months of 2001. The decrease in revenue in the second quarter of 2001 is mainly due to the Company's efforts to produce and deliver its products more evenly throughout the year to better manage inventory, costs, quality and receivables, than has historically been experienced.

Thermography revenue increased 13.6 percent, from $20.0 million in the second quarter of 2000 to $22.8 million in the second quarter of 2001. Thermography revenue for the six months ended June 30, 2001 increased 7.5 percent, from $41.6 million in the first six months of 2000 to $44.7 million in the first six months of 2001. Revenue comparisons between 2001 and 2000 for both the three-month and six-month periods are negatively impacted by foreign currency translations as the US dollar has strengthened against European currencies. These impacts are significant to Thermography revenue due to the production and distribution of Thermography products that occur in Europe. Excluding the negative impact of the changing currency translation rates, Thermography revenue would have shown an increase of 22.9 percent and 15.4 percent, for the three-month and six-month periods ended June 30, 2001, respectively.

Imaging revenue decreased $3.9 million, or 12.0 percent, from $32.5 million in the second quarter of 2000 to $28.6 million in the second quarter of 2001. The decrease in Imaging revenue in the second quarter of 2001 is mainly due to the Company's efforts to produce and deliver its products more evenly throughout the year to better manage inventory, costs, quality and receivables, than has historically been experienced.

Revenue from the sale of systems to Imaging customers for the six months ended June 30, 2001 increased $9.5 million, or 19.9 percent, from $47.7 million in the first six months of 2000 to $57.2 million in the first six months of 2001. The increase is primarily related to increased deliveries of products for the airborne and maritime market segments.

As a percentage of revenue, international sales were 39.3 percent and 41.4 percent for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001, revenue from sales outside the United States constituted 39.6 percent of total revenue, as compared to 45.3 percent for the first six months of 2000. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

  Gross profit. Gross profit for the quarter ended June 30, 2001 was $28.7 million compared to $22.7 million for the same quarter last year. As a percentage of revenue, gross profit increased to 55.8 percent in the second quarter of 2001 compared to 43.2 percent in the second quarter of 2000. The gross profit for the quarter ended June 30, 2000, includes one-time charges of $4.1 million. Excluding these one-time charges, gross profit as a percentage of revenue would have been 50.9 percent in 2000.

Gross profit for the six months ended June 30, 2001 was $56.0 million compared to $41.9 million for the six months ended June 30, 2000. As a percentage of revenue, gross profit increased to 55.0 percent in the first six months of 2001 compared to 46.9 percent in the first six months of 2000. Excluding the one-time charges of $4.1 million taken in the six months ended June 30, 2000, gross profit as a percentage of revenue would have been 51.5 percent. The increases for both the three-month and six-month periods are primarily due to higher shipments and price increases in 2001 and decreases in manufacturing costs resulting from actions taken during 2000 to streamline operations.

  Research and development. Research and development expense for the second quarter of 2001 totaled $6.6 million, compared to $9.5 million in the second quarter of 2000. The expense in 2000 includes certain one-time charges of $2.2 million. Excluding the one-time charges, research and development expense, as a percentage of revenue decreased from 13.8 percent to 12.9 percent for the three months ended June 30, 2000 and 2001, respectively.

Research and development expense for the first six months of 2001 totaled $12.7 million, a decrease from $16.4 million in the first six months of 2000. Excluding the one-time charges taken in 2000, research and development expense as a percentage of revenue decreased from 15.9 percent to 12.5 percent for the six months ended June 30, 2000 and 2001, respectively.

The Company anticipates annual spending for research and development on a basis of percent of revenue, to be comparable to the level experienced in the first six months of 2001. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

  Selling and other operating costs. Selling and other operating costs decreased from $16.8 million for the quarter ended June 30, 2000, to $13.5 million for the quarter ended June 30, 2001. Included in the 2000 expenses are certain one-time charges of $1.0 million. Excluding the one-time charges, selling and other operating costs as a percentage of revenue decreased from 30.2 percent to 26.2 percent for the quarter ended June 30, 2000 and 2001, respectively.

As a percentage of revenue, selling and other operating costs for the first six months of 2001 was 26.4 percent, as compared to 35.7 percent, excluding the one-time charges taken in 2000, for the first six months of 2000. The decrease in selling and other operating costs for both the three-month and six-month periods were due to cost savings in 2001 as a result of actions taken in 2000 to streamline operations and lower audit and legal expenses in 2001 compared to 2000.

  Interest expense. Interest expense decreased from $2.8 million in the second quarter of 2000 to $2.0 million for the quarter ended June 30, 2001. Interest expense for the first six months of 2001 was $5.5 million, as compared to $4.9 million for the first six months of 2000. The decrease in the second quarter of 2001, as compared to the same quarter last year was primarily due to the continued reduction of the outstanding debt and lower interest rates.

  Income taxes. The income tax provision of $1.0 million and $1.7 million for the three months and six months ended June 30, 2001, which represents an effective tax rate of 15 percent, reflects the Company's estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions. Management will continue to assess the extent and timing of future profitability and will adjust the effective tax rate as necessary to reflect the impact of actual results.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash on hand, net of short-term borrowings of $1.0 million compared to short-term borrowings, net of cash on hand of $4.5 million at March 31, 2001 and $5.9 million at December 31, 2000. The decrease in short-term borrowings during the six months ended June 30, 2001, was primarily due to repayments made on the Company's Credit Agreement in the first half of 2001.

Cash provided by operating activities in the first six months of 2001 was $19.7 million, compared to cash used by operating activities of $8.2 million for the first six months of 2000. Cash provided from operating activities was principally due to net earnings for the period, a reduction in inventories and an increase in accrued liabilities offset by the reduction in accounts payable.

Accounts receivable decreased slightly from $39.7 million at December 31, 2000 to $39.3 million at June 30, 2001. The Company has increased its collection efforts and tightened its credit policies. Days sales outstanding decreased from 78 at December 31, 2000 to 70 at June 30, 2001. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At June 30, 2001, the Company had inventories on hand of $45.7 million compared to $55.8 million at December 31, 2000. The decrease was primarily the result of inventory reduction initiatives in process in the Company's manufacturing facilities.

The Company had accounts payable of $8.6 million at June 30, 2001, compared to $16.2 million at December 31, 2000. The decrease is primarily due to lower inventories and continued improvements in the availability of cash to settle trade accounts payable.

Accrued payroll and other liabilities increased from $19.2 million at December 31, 2000 to $23.3 million at June 30, 2001. The increase was primarily due to the accrual of incentive programs based upon results for the first six months of 2001 and to the timing of certain operational accruals and expenses.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $3.4 million and $4.3 million for six months ended June 30, 2001 and 2000, respectively.

The Company entered into a Credit Agreement with a number of lender banks as of December 16, 1999. This Credit Agreement was amended as of January 23, 2001. The Amended Credit Agreement provides the Company with a borrowing facility to a maximum of $93.4 million. The Company made principal payments totaling $11.5 million during the quarter ended June 30, 2001, for a total of $20.5 million of principal payments made during the six months then ended. As of June 30, 2001, the Company had $69.4 million of borrowings in addition to $1.2 million of standby letters of credit, with $4.8 million of financing available to the Company on its line of credit.

The interest rate on the borrowings under the Amended Credit Agreement as of June 30, 2001 was 8.75 percent, which was the prime rate of the primary lender for domestic borrowings plus 2.0 percent. The interest rate on borrowings decline as certain principal payments are made. A reduction of 25 basis points was provided after the payment of $7.5 million, and an additional 25 basis point reduction was provided after each $5.0 million principal reduction thereafter, for total reduction of 75 basis points. The Amended Credit Agreement provides for one final reduction of 25 basis points for the next $5.0 million principal reduction.

The Amended Credit Agreement requires minimum cumulative principal payments totaling not less than $2.5 million on or before March 31, 2001, $5.0 million on or before June 30, 2001, $9.0 million on or before September 30, 2001, $15.0 million on or before December 31, 2001, $20.0 million on or before June 30, 2002, and $25.0 million on or before June 30, 2002. The Amended Credit Agreement expires on July 15, 2002.

The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability beginning with the quarter ending March 31, 2001. The Company was in compliance with the financial covenant as of June 30, 2001. The Amended Credit Agreement is collateralized by substantially all of the assets of the Company.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.7 million) line of credit at 4.3 percent at June 30, 2001. At June 30, 2001, the Company had $2.6 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141,"Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which will be adopted by the Company beginning in fiscal year 2002.

The Company does not expect that the adoption of SFAS No. 141 to have a significant impact on the financial condition or results of operations of the Company. The Company expects that the adoption of SFAS No. 142 will result in a pre-tax increase to net income of approximately $1.1 million for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and does not expect to recognize any impairments.

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

Item 2.  Changes in Securities

During the quarter ended June 30, 2001, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1984 Stock Incentive Plan. An aggregate of 20,720 shares of Common Stock were issued at an exercise price of $5.23. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits.

                 Number            Description
           -------------------     ---------------------------------------------
                  none

  (b) During the three months ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FLIR SYSTEMS, INC.


Date      August 13, 2001              /s/ Stephen M. Bailey
     -------------------------        ------------------------------------------
                                      Stephen M. Bailey
                                      Sr. Vice President, Finance and Chief
                                      Financial Officer (Principal Accounting
                                      and Financial Officer and Duly Authorized
                                        Officer)