Form 10-Q
period 2001-09-30
FLIR SYSTEMS INC
filed 2001-11-09
CIK 354908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001

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

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

At October 23, 2001, there were 15,281,399 shares of the Registrant's common stock, $0.01, par value, outstanding.

================================================================================

                                      INDEX

                                 PART I. FINANCIAL INFORMATION
  Item 1.    Financial Statements

             Consolidated Statement of Operations - Three Months And Nine Months Ended
                 September 30, 2001 and 2000 ...............................................    3

             Consolidated Balance Sheet - September 30, 2001 and December 31, 2000 .........    4

             Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2001
                 and 2000 ..................................................................    5

             Notes to the Consolidated Financial Statements ................................    6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ................................................................   10


                                  PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings .............................................................   16

  Item 4.    Submission of Matters to a Vote of Shareholders ...............................   16

  Item 6.    Exhibits and Current Reports on Form 8-K ......................................   16

             Signature .....................................................................   17

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                     --------------------------- ---------------------------
                                                         2001           2000          2001          2000
                                                     ------------  ------------- ------------- -------------
Revenue .........................................      $  47,499    $   39,912     $ 149,366     $ 129,150
Cost of goods sold ..............................         21,537        29,214        67,418        76,595
                                                     ------------  ------------- ------------- -------------
       Gross profit .............................         25,962        10,698        81,948        52,555

Operating expenses:
    Research and development ....................          6,053         6,816        18,793        23,251
    Selling and other operating costs ...........         11,005        15,995        37,857        48,811
                                                     ------------  ------------- ------------- -------------
       Total operating expenses .................         17,058        22,811        56,650        72,062

       Earnings (loss) from operations ..........          8,904       (12,113)       25,298       (19,507)


Interest expense ................................          2,846         3,307         8,304         8,245
Other income - net ..............................           (180)         (242)         (418)         (257)
                                                     ------------  ------------- ------------- -------------
       Earnings (loss) before income taxes ......          6,238       (15,178)       17,412       (27,495)

Income tax provision ............................             65         2,971         1,741         1,135
                                                     ------------  ------------- ------------- -------------
Net earnings (loss) .............................     $    6,173    $  (18,149)    $  15,671     $ (28,630)
                                                     ============  ============= ============= =============
Net earnings (loss) per share:
   Basic ........................................    $      0.41   $     (1.25)    $    1.06     $   (1.98)
                                                     ============  ============= ============= =============
   Diluted ......................................    $      0.38   $     (1.25)    $    1.01     $   (1.98)
                                                     ============  ============= ============= =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               FLIR SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                             September 30,    December 31,
                                                                                 2001            2000
                                                                            --------------- ----------------
                                                                              (Unaudited)
                                 ASSETS
                                 ------
Current assets:
    Cash and cash equivalents ............................................   $     13,083     $     11,858
    Accounts receivable, net .............................................         41,166           39,663
    Inventories ..........................................................         45,929           55,495
    Prepaid expenses and other current assets ............................          5,972            4,943
    Deferred income taxes ................................................         11,943           11,943
                                                                            --------------- ----------------
        Total current assets .............................................        118,093          123,902
Property and equipment, net ..............................................         13,467           13,843
Deferred income taxes, net ...............................................         11,772           11,772
Intangible assets, net ...................................................         17,178           16,635
Other assets .............................................................          1,486              839
                                                                            --------------- ----------------
                                                                              $   161,996     $    166,991
                                                                            =============== ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
    Notes payable ........................................................   $     65,834    $      17,716
    Accounts payable .....................................................         10,993           16,247
    Accrued payroll and other liabilities ................................         25,055           19,186
    Accrued income taxes .................................................          1,156            2,217
    Current portion of capital lease obligations .........................            766            1,103
                                                                            --------------- ----------------
        Total current liabilities ........................................        103,804           56,469
Long-term debt ...........................................................             --           75,485
Pension and other long-term liabilities ..................................          8,948            6,012

Commitments and contingencies ............................................

Shareholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized; no
      shares issued at September 30, 2001, and December 31, 2000 .........            --               --
   Common stock, $0.01 par value, 30,000,000 shares authorized,
      15,252,259 and 14,548,370 shares issued at September 30, 2001, and
      December 31, 2000, respectively ....................................            152              145
    Additional paid-in capital ...........................................        149,579          144,118
    Accumulated deficit ..................................................        (95,127)        (110,798)
    Accumulated other comprehensive loss .................................         (5,360)          (4,440)
                                                                            --------------- ----------------
        Total shareholders' equity .......................................         49,244           29,025
                                                                            --------------- ----------------
                                                                              $   161,996      $   166,991
                                                                            =============== ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               FLIR SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               -----------------------------
                                                                                    2001            2000
                                                                               --------------  -------------
Cash provided (used) by operations:
    Net earnings (loss) ..................................................       $   15,671      $  (28,630)
    Income charges not affecting cash:
        Depreciation .....................................................            4,466           6,850
        Amortization .....................................................            1,322           1,201
        Disposals and write-offs of property and equipment ...............              185           2,456
        Fair value adjustment on interest swaps ..........................            1,516             535
        Deferred income taxes ............................................               (4)         (2,882)
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable .......................           (2,217)         18,711
        Decrease in inventories ..........................................            9,105           3,653
        (Increase) decrease in prepaid expenses ..........................           (1,109)          2,736
        (Increase) decrease in other assets ..............................           (1,306)            943
        Decrease in accounts payable .....................................           (5,038)         (9,852)
        Increase (decrease) in accrued payroll and other liabilities .....            6,389          (2,106)
        Decrease in accrued income taxes .................................           (1,255)         (1,416)
        Increase in pension and other long-term liabilities ..............              724              67
                                                                               --------------  -------------
    Cash provided (used) by operating activities .........................           28,449          (7,734)
                                                                               --------------  -------------
Cash used by investing activities:
    Additions to property and equipment ..................................           (4,352)         (5,966)
                                                                               --------------  -------------
    Cash used by investing activities ....................................           (4,352)         (5,966)
                                                                               --------------  -------------
Cash (used) provided by financing activities:
    Repayment of credit agreement including current portion ..............          (27,400)         (7,000)
    Proceeds from credit agreement .......................................               --          21,500
    Net increase in international credit line ............................              618           1,198
    Repayment of capital leases, including current portion ...............           (1,500)           (823)
    Proceeds from exercise of stock options ..............................            4,961             241
    Stock issued pursuant to employee stock purchase plan ................              323             292
                                                                               --------------  -------------
    Cash (used) provided by financing activities .........................          (22,998)         15,408
                                                                               --------------  -------------
Effect of exchange rate changes on cash ..................................              126            (315)
                                                                               --------------  -------------
Net increase in cash and cash equivalents ................................            1,225           1,393
Cash and cash equivalents, beginning of period ...........................           11,858           4,255
                                                                               --------------  -------------
Cash and cash equivalents, end of period .................................       $   13,083     $     5,648
                                                                               ==============  =============

Schedule of Non-cash Financial Activities:
   Issuance of stock for the purchase of Optronics Division ..............       $    1,435
                                                                               ==============

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

Certain reclassifications have been made to prior year's data to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

Note 2.     Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated by dividing net earnings
(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) by the average number of common shares plus the potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method. Approximately 600 and 2,153,000 outstanding stock options for the three months ended September 30, 2001 and September 30, 2000, respectively, and approximately 396,000 and 2,153,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively, were excluded from the calculation of diluted earnings (loss) per share because they were anti-dilutive. However, these options could be dilutive in the future.

                               FLIR SYSTEMS, INC.

                                   (Unaudited)

Note 2.     Net Earnings (Loss) Per Share--(Continued)

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                               Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
                                                              ---------------------    --------------------
                                                                 2001        2000        2001        2000
                                                              ---------   ---------    --------    --------
Weighted average number of common shares outstanding ......      15,130      14,484      14,802      14,452
Dilutive effect of stock options ..........................       1,093          --         785          --
                                                              ---------   ---------    --------    --------
Diluted shares outstanding ................................      16,223      14,484      15,587      14,452
                                                              =========   =========    ========    ========

Note 3.     Inventories

Inventories consist of the following (in thousands):

                                                                 September 30,      December 31,
                                                                     2001               2000
                                                                 -------------      ------------
Raw material and subassemblies ............................      $      23,610         $  29,546
Work-in-progress ..........................................             11,143            14,139
Finished goods ............................................             11,176            11,810
                                                                 -------------      ------------
                                                                 $      45,929         $  55,495
                                                                 =============      ============

Note 4.     Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                       -------------------------  --------------------------
                                                           2001          2000         2001          2000
                                                       ------------  -----------  ------------  ------------
Net income (loss) ..................................      $ 6,173     $(18,149)     $  15,671     $(28,630)
Foreign currency translation gain (loss) ...........           32       (2,456)          (920)      (2,604)
                                                       ------------  -----------  ------------  ------------
Total comprehensive income (loss) ..................      $ 6,205     $(20,605)     $  14,751     $(31,234)
                                                       ==0=========  ===========  ============  ============

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

Note 6.     Segment Information

The Company has determined its operating segments to be the Thermography and Imaging market segments. The Thermography market is comprised of a broad range of commercial and industrial applications utilizing infrared cameras to provide precise temperature measurement. The Imaging market is comprised of a broad range of applications that is focused on providing enhanced night vision capabilities where temperature measurement is not required, although differences in temperatures are used to create an image. The Imaging market also includes high performance daylight camera applications.

The accounting policies of each segment are the same. The Company evaluates performance based upon revenue for each segment and does not evaluate segment performance on any other income measurement.

Previously, the Company reported its operating segments to be the commercial and government market segments.

Operating segment information for net revenue is as follows (in thousands):

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                ----------------------------  -----------------------------
                                                    2001           2000           2001            2000
                                                -------------  -------------  -------------   -------------
Thermography ..............................       $ 19,816        $ 16,099      $ 64,507         $ 57,654
Imaging ...................................         27,683          23,813        84,859           71,496
                                                -------------  -------------  -------------   -------------
                                                  $ 47,499        $ 39,912     $ 149,366         $129,150
                                                =============  =============  =============   =============

                               FLIR SYSTEMS, INC.

                                   (Unaudited)

Note 6.     Segment Information--(Continued)

Long-lived assets by significant geographic location is as follows (in thousands):

                                                                 September 30,      December 31,
                                                                     2001               2000
                                                               ----------------   ----------------
United States .............................................         $ 11,370           $  11,488
Europe ....................................................           20,761              19,829
                                                               ----------------   ----------------
                                                                    $ 32,131           $  31,317
                                                               ================   ================

Note 7.     Purchase of Optronics Division

On July 13, 2001, the Company completed its acquisition of certain net assets of the Optronics Division of Saabtech Electronics AB, effective as of July 1, 2001. The Company issued 100,000 shares of its common stock to complete the acquisition. The value of the shares were determined based upon the closing market price of the Company's shares on the date that the terms of the acquisition were agreed to. The total purchase price, including certain acquisition costs, was approximately $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

   Revenue. The Company's revenue for the three months ended September 30, 2001 increased 19.0 percent, from $39.9 million in the third quarter of 2000 to $47.5 million in the third quarter of 2001. The Company's revenue for the nine months ended September 30, 2001 increased 15.7 percent, from $129.2 million in the first nine months of 2000 to $149.4 million in the first nine months of 2001.

Thermography revenue increased 23.1 percent, from $16.1 million in the third quarter of 2000 to $19.8 million in the third quarter of 2001. Thermography revenue for the nine months ended September 30, 2001 increased 11.9 percent, from $57.7 million in the first nine months of 2000 to $64.5 million in the first nine months of 2001. Revenue comparisons between 2001 and 2000 for both the three-month and nine-month periods were negatively impacted by foreign currency translations as the US dollar has strengthened against European currencies. These impacts were significant to Thermography revenue due to the production and distribution of Thermography products that occur in Europe. Excluding the negative impact of the changing currency translation rates, Thermography revenue would have shown an increase of 31.1 percent and 19.7 percent, for the three-month and nine-month periods ended September 30, 2001, respectively. The increase in Thermography revenue in the three-month and nine-month periods of 2001 was mainly due to increased unit orders, primarily to international customers, in comparison to the third quarter of 2000.

Imaging revenue increased $3.9 million, or 16.3 percent, from $23.8 million in the third quarter of 2000 to $27.7 million in the third quarter of 2001. Revenue from the sale of systems to Imaging customers for the nine months ended September 30, 2001 increased $13.4 million, or 18.7 percent, from $71.5 million in the first nine months of 2000 to $84.9 million in the first nine months of 2001. The increase in Imaging revenue in the third quarter of 2001 was mainly due to an increase in orders for the maritime, law enforcement, and ground-based surveillance product lines. The increase in Imaging revenue for the nine month period of 2001, compared to the comparable period in 2000 was due to price increases and increase in unit volume, particularly in the Company's maritime, law enforcement, and search and rescue product markets.

As a percentage of revenue, international sales were 50.1 percent and 48.3 percent for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001, revenue from sales outside the United States constituted 42.9 percent of total revenue, as compared to 47.1 percent for the first nine months of 2000. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

   Gross profit. Gross profit for the quarter ended September 30, 2001 was $26.0 million compared to $10.7 million for the same quarter last year. As a percentage of revenue, gross profit increased to 54.7 percent in the third quarter of 2001 compared to 26.8 percent in the third quarter of 2000. The gross profit for the quarter ended September 30, 2000, includes one-time charges of $9.2 million. Excluding these one-time charges, gross profit as a percentage of revenue would have been 49.8 percent in 2000.

Gross profit for the nine months ended September 30, 2001 was $81.9 million compared to $52.6 million for the nine months ended September 30, 2000. As a percentage of revenue, gross profit increased to 54.9 percent in the first nine months of 2001 compared to 40.7 percent in the first nine months of 2000. Excluding the one-time charges of $13.3 million taken in the nine months ended September 30, 2000, gross profit as a percentage of revenue would have been 51.0 percent. The increases for both the three-month and nine-month periods are primarily due to higher shipments, price increases in 2001 and decreases in manufacturing costs resulting from actions taken during 2000 to streamline operations and eliminate lower margin products.

   Research and development. Research and development expense for the third quarter of 2001 totaled $6.1 million, compared to $6.8 million in the third quarter of 2000. The expense in 2000 includes certain one-time charges of $0.9 million. Excluding the one-time charges, research and development expense, as a percentage of revenue decreased from 14.9 percent to 12.7 percent for the three months ended September 30, 2000 and 2001, respectively.

Research and development expense for the first nine months of 2001 totaled $18.8 million, a decrease from $23.3 million in the first nine months of 2000. Excluding the one-time charges taken in 2000 of $3.1 million, research and development expense as a percentage of revenue decreased from 15.6 percent to
12.6 percent for the nine months ended September 30, 2000 and 2001, respectively.

The Company anticipates annual spending for research and development as a percentage of revenue to be comparable to the level experienced in the first nine months of 2001. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

   Selling and other operating costs. Selling and other operating costs decreased from $16.0 million for the quarter ended September 30, 2000, to $11.0 million for the quarter ended September 30, 2001. Included in the 2000 expenses are certain one-time charges of $2.4 million. Excluding the one-time charges, selling and other operating costs as a percentage of revenue decreased from 34.0 percent to 23.2 percent for the quarter ended September 30, 2000 and 2001, respectively.

As a percentage of revenue, selling and other operating costs for the first nine months of 2001 was 25.3 percent, as compared to 35.2 percent, excluding the one-time charges taken in 2000 of $3.4 million, for the first nine months of 2000. The decrease in selling and other operating costs for both the three-month and nine-month periods were due to cost savings in 2001 as a result of actions taken in 2000 to streamline operations and to lower audit and legal expenses in 2001 compared to 2000.

   Interest expense. Interest expense decreased from $3.3 million in the third quarter of 2000 to $2.8 million for the quarter ended September 30, 2001. Interest expense for the first nine months of 2001 was $8.3 million, as compared to $8.2 million for the first nine months of 2000. The decrease in the third quarter of 2001, as compared to the same quarter last year was primarily due to the continued reduction of the outstanding debt and lower interest rates. The lower cash interest expenses were partially offset by increases in mark-to-market adjustments related to the interest rate swap agreements in both the three month and nine month periods of 2001, compared to the comparable periods in 2000.

   Income taxes. The income tax provision of $0.1 million and $1.7 million for the three months and nine months ended September 30, 2001, represents an effective tax rate of 10 percent, which reflects the Company's estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions. Management will continue to assess the extent and timing of future profitability and will adjust the effective tax rate as necessary to reflect the impact of actual results.

Liquidity and Capital Resources

At September 30, 2001, the Company had short-term borrowings, net of cash on hand, of $53.5 million compared to cash on hand, net of short-term borrowings of $47,000 at June 30, 2001 and short-term borrowings, net of cash on hand of $7.0 million at December 31, 2000. The increase in short-term borrowings as of September 30, 2001, was due to the reclassification of borrowings under the Company's Credit Agreement as current partially offset by repayments made on the debt in the first nine months of 2001. The Company intends to refinance the borrowings under the Credit Agreement before its term expiration.

Cash provided by operating activities in the first nine months of 2001 was $28.4 million, compared to cash used by operating activities of $7.7 million for the first nine months of 2000. Cash provided from operating activities was principally due to net earnings for the period, a reduction in inventories and an increase in accrued liabilities offset by the reduction in accounts payable.

Accounts receivable increased slightly from $39.7 million at December 31, 2000 to $41.2 million at September 30, 2001, primarily as a result of the slightly higher volume of shipments that occurred in the last month of the quarter. Days sales outstanding decreased from 78 at December 31, 2000 to 75 at September 30, 2001. The Company has increased its collection efforts and tightened its credit policies. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At September 30, 2001, the Company had inventories on hand of $45.9 million compared to $55.5 million at December 31, 2000. The decrease was primarily the result of inventory reduction initiatives in process in the Company's manufacturing facilities, partially offset by inventories acquired in the purchase of the Optronics Division of the Saab Group during the third quarter of 2001.

The Company had accounts payable of $11.0 million at September 30, 2001, compared to $16.2 million at December 31, 2000. The decrease is primarily due to lower inventories and continued improvements in the availability of cash to settle trade accounts payable.

Accrued payroll and other liabilities increased from $19.2 million at December 31, 2000 to $25.1 million at September 30, 2001. The increase was primarily due to certain obligations acquired in the Optronics Division acquisition.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.4 million and $6.0 million for nine months ended September 30, 2001 and 2000, respectively.

The Company entered into a Credit Agreement with a number of banks as of December 16, 1999. This Credit Agreement was amended as of January 23, 2001. The Amended Credit Agreement provides the Company with a borrowing facility to a maximum of $93.4 million. The Company made principal payments totaling $6.9 million during the quarter ended September 30, 2001, for a total of $27.4 million of principal payments made during the nine months then ended. As of September 30, 2001, the Company had $62.5 million of borrowings in addition to $1.2 million of standby letters of credit, with $4.8 million of financing available to the Company on its line of credit.

The interest rate on the borrowings under the Amended Credit Agreement as of September 30, 2001 was 7.25 percent, which was the prime rate of the primary lender for domestic borrowings plus 1.75 percent. In addition, the Company is required to make certain payments under its interest rate swap agreements, which increase the Company's overall effective interest rate on its borrowings.

The Amended Credit Agreement requires periodic minimum cumulative principal payments totaling not less than $25.0 million on or before June 30, 2002. As of September 30, 2001, the Company has met and prepaid its principal payment requirements through June 30, 2002. The Amended Credit Agreement expires on July 15, 2002.

The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability beginning with the quarter ending March 31, 2001. The Company was in compliance with the financial covenant as of September 30, 2001. The Amended Credit Agreement is collateralized by substantially all of the assets of the Company.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.7 million) line of credit at 4.3 percent at September 30, 2001. At September 30, 2001, the Company had $3.3 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We believe that there are adequate financing options available to refinance the Credit Agreement before its expiration. At the present, we do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141,"Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which will be adopted by the Company beginning in fiscal year 2002.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after September 15, 2000. The Company adopted the pronouncements in the first quarter of 2001 and the adoption did not have a material impact on its financial position or results of operations.

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

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's annual shareholders' meeting was held on Tuesday, July 24, 2001, at which the following persons were elected to the Board of Directors by a vote of the shareholders, by the votes and for the terms indicated:

                                               Vote
                                  -------------------------------
                                                    Withhold           Term
            Director                   For          Authority         Ending
--------------------------------- -------------  --------------   --------------
W. Allen Reed .................     14,108,041       20,420            2004
Angus L. Macdonald ............     14,109,683       18,887            2002

In addition, the proposal to ratify the appointment of Arthur Anderson LLP as independent auditors of the Company received the following votes:


                                                            Other
       For              Against          Abstain           Unvoted
-----------------   --------------   --------------   ------------------
    14,104,314           18,136           6,011            679,199

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

                 Number            Description
           -------------------     ---------------------------------------------
                  none

(b) During the three months ended September 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLIR SYSTEMS, INC.


Date      November 9, 2001              /s/  STEPHEN M. BAILEY
     --------------------------         -------------------------------------
                                        Stephen M. Bailey
                                        Sr. Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Accounting and Financial
                                           Officer and Duly Authorized Officer)