Form 10-K405
period 2001-12-31
FLIR SYSTEMS INC
filed 2002-03-12
CIK 354908

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21918

FLIR Systems, Inc.
(Exact name of Registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16505 S.W. 72nd Avenue, Portland, Oregon 97224
(Address of principal executive offices)

(503) 684-3731
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class of Stock

Common Stock, $0.01 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K  ☒

As of February 15, 2002, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $777,293,729.

As of February 15, 2002, there were 16,629,840 shares of the Registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

FLIR Systems, Inc.

FORM 10-K

ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS

General

We are a world leader in the design, manufacture and marketing of thermal imaging and stabilized airborne camera systems for a wide variety of applications in the commercial, industrial and government markets. Our products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for surveillance or inspection applications; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. Our thermal imaging systems use advanced infrared technologies that detect infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in all types of adverse conditions, including through smoke, haze and most types of fog. Many of our products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology. An example of a gyro-stabilized gimbal is the ball-shaped object attached to the nose or side of a helicopter. People often see these on their local TV news or local law enforcement helicopters. These balls, or gimbals, contain infrared and TV cameras that allow news stations or law enforcement agencies to cover breaking stories or provide additional support and direction to people on the ground.

Our products provide state-of-the-art imaging technology, innovative packaging and competitive pricing. Our modular product designs and image analysis software tools increase our ability to provide products that are specifically tailored to meet individual customer requirements. Our infrared products incorporate two types of leading edge infrared detector technology. Our high performance products utilize “cooled” detector technology, offering the best sensitivity and resolution for long-range applications or those requiring high measurement precision. Our mainstream temperature measurement products and low cost security products incorporate “uncooled” detector technology, which can be produced in high volumes at lower prices.

Industry Overview

Infrared radiation is light that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials that have a temperature above absolute zero. Thermal imaging systems are used to detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a common monitor. These systems are distinguished from one another by their capability to detect and resolve infrared radiation, the clarity of the image displayed, detection range, system reliability, price and adaptability to a variety of customer requirements. Thermal imaging systems, unlike night vision goggles, enable the operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Also, unlike night vision goggle technology, thermal imaging systems are not adversely affected by the presence of light, so they can be used day or night without regard to ambient lighting issues. Advanced thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of industrial applications.

Early applications of thermal imaging technology primarily involved the use of expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were far more important than price in purchasing decisions. A simpler form of the technology was also employed in limited industrial applications such as detecting heat loss from buildings or houses, where price was more important than sophisticated performance. Consequently, a large group of potential users in both the commercial and government markets did not use thermal imaging technology since available systems either failed to meet performance requirements or were too expensive. We were among the first companies to bridge this price-performance gap by developing thermal imaging products that provide high performance at affordable prices suited to the needs of a broad range of customers.

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is a primary component of thermal imaging systems. Until recently, thermal imaging systems relied on infrared detectors that needed to be cooled to near absolute zero (-196°C) in order to operate. This technology is sometimes referred to as “cooled” detector technology. In the past, cooling these detectors was problematic, particularly in field applications requiring battery power. Today, many of our applications are served by a new generation of “uncooled” detectors that operate at room temperature. This feature allows for less expensive, smaller, lighter, more energy efficient, solid-state systems. These factors are expected to increase the demand for such systems in existing market segments and create demand in new market segments, such as fire fighting, industrial security and machine vision. We have established a multi-year exclusive relationship for the supply of uncooled detectors into certain key markets. This relationship allows us to obtain top quality uncooled detectors from the leading supplier of this technology in the world.

Despite the advantages of uncooled technology, cooled systems will continue to play a significant role in military and certain commercial applications due to those systems’ longer-range performance capabilities. We have developed our own “micro-cooler” which efficiently cools these detectors under battery power in most any environment. The availability of the micro-cooler, coupled with our purchasing volume for cooled detectors from multiple suppliers has resulted in strategic advantages in addressing the military, law enforcement and surveillance markets we serve.

Markets

The company is divided into two main divisions, according to the markets they serve. These are “Thermography,” where infrared cameras that provide precise temperature measurement capabilities are used for a variety of commercial and industrial applications, and “Imaging,” where a range of medium and high performance infrared and visual imaging systems are used in a variety of vision enhancement applications.

Thermography Market.    The Thermography market is comprised of a broad range of thermal imaging applications where imaging and temperature measurement are combined. This market has evolved from the use of simple heat sensing devices to sophisticated radiometric (temperature measuring) instruments that use a variety of accessories and image analysis software. The increasing emphasis on improving manufacturing efficiency and product quality, underscored by the growing importance of quality assurance programs such as International Standards Organization (ISO) 9000 and the increasing complexity of manufacturing processes, has expanded the industrial market. Uncooled thermal imaging technology has created opportunities to further penetrate existing market segments as well as to create demand in new markets that can benefit from the enhanced performance and lower cost of such technology. The growth of the industrial market has also been driven by improvements in hardware functionality, image analysis software performance and declining hardware prices.

The Thermography market primarily consists of the following end-user market segments:

Condition Monitoring
Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases the equipment’s productivity and avoids catastrophic failures or major equipment damage. This also in turn significantly reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this market segment. Specific condition monitoring applications include locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building or container and locating roof leaks and related damage.

Product Development
Because of its non-destructive analysis capability, Thermography systems are a useful tool in a wide variety of research and development applications. As industry is driven to make smaller, lighter and more powerful electronic products, the problem of dealing with self-generated heat is becoming increasingly difficult. Our systems provide the ability to view thermal distribution in real time for products as small as hybrid integrated circuits, all the way up to jet or rocket engines. Common applications include product development of cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components and aircraft engines. The systems that are applied in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software.

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

Emerging Thermography Market Opportunities
New market segments for thermal imaging are developing due to the availability, cost effectiveness and enhanced performance characteristics of uncooled thermal imaging technology. As system prices decline, uncooled thermal imaging technology will provide cost effective solutions for a wide variety of new commercial applications. These may include such applications as the monitoring of food distribution, storage and preparation. Other applications such as veterinary science, automotive care, aircraft inspection, building heat-loss evaluation and electrical inspections may grow as lower cost technology becomes more widespread.

Imaging Market.    The Imaging market is also comprised of a broad range of thermal imaging applications, but is limited to applications where temperature measurement is not required. The primary focus of this segment is to provide enhanced vision capabilities to a wide variety of military, para-military, law enforcement, public safety and commercial broadcast customers. Our systems typically provide the capability to see and record over long distances, day or night, through adverse weather conditions, from a wide variety of vehicle, man portable and fixed installation platforms. Although the majority of our infrared imaging applications require the use of cooled technology due to their ability to identify objects from long distances, uncooled thermal imaging systems are also being used increasingly for certain ground-based security and hand-held observation applications. Customers in the military and law enforcement markets demand affordable high performance systems that can be mounted on a variety of helicopters, airplanes, ships and poles. These systems must operate in demanding climatic conditions and perform a variety of automated tasks requiring high image quality and stabilization. Software capabilities within the systems typically address certain customer requirements such as aircraft avionic integration or motion detection for security applications.

The Imaging market primarily consists of the following end-user market segments:

Search and Rescue
Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or in vehicles, to provide offshore oil platform safety and to provide emergency or disaster response support for missing persons or accident victims. Such systems are in use today by the US Coast Guard, US Marines, the Air National Guard and the United Kingdom Ministry of Defense.

Federal Drug Interdiction
Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities. FLIR has already supplied several systems to the recent “Plan Columbia” which provided $1.3 billion to Columbia for drug interdiction support. Systems are also in use by the US Customs Service, the DEA and the FBI.

Surveillance and Reconnaissance
Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situation awareness, particularly at night or in conditions of reduced or obscured visibility. Our systems are in use today by the US Army, US Air Force, and many federal law enforcement agencies.

Navigation Safety
Thermal imaging systems are used in navigation safety applications to improve missions by enabling crews piloting aircraft or ships to see terrain and objects and to detect and avoid obstacles at night and in conditions of limited visibility due to smoke, haze or fog.

Border and Maritime Patrol
Thermal imaging systems are used in airborne, shipborne and fixed installation applications for border and maritime surveillance, particularly at night, to monitor borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. FLIR Systems cameras are currently deployed along the US borders under the US Immigration and Naturalization Service program “ISIS” and are also used by the Royal Australian Air Force on their P3-C MPA aircraft.

Environmental Monitoring	Thermal imaging systems are used in environmental monitoring applications including forest fire detection and suppression, oil spill detection and monitoring and wildlife management.

Perimeter Security
Thermal imaging systems are used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. The US Air Force is currently using FLIR Systems cameras extensively for force protection in its foreign airbase locations under its “TASS” program.

Electronic News-Gathering
The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. News stations with this capability have the ability to provide close-up coverage of events, disasters or safety restricted areas to their viewing audiences. This market segment typically requires very high performance daylight cameras installed in highly stabilized gimbal turrets for mounting on news helicopters. Systems need to provide high-resolution, jitter-free video that can be down-linked to the production studio or command center on a real-time basis.

Law Enforcement
We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost people and provide situational awareness to officers on the ground. Systems designed for this market typically have both an infrared and a visible light camera installed in a smaller, lightweight gimbal. Systems must be reliable, easy to use and have good imaging and recording capabilities. Applications should increase as system size and weight continue to decline, enabling the use of systems on small and weight-restricted helicopters. In addition, law enforcement agencies have established thermal imaging as a primary support tool and should continue to take advantage of public support for this type of law enforcement.

Technology

We use our expertise in diverse technologies and manufacturing capabilities to develop and produce sophisticated thermal imaging systems. In order to produce cost-effective products and shorten the product development cycle, we integrate the following engineering disciplines and manufacturing processes:

System Design and Radiometry
Our extensive experience in stabilization, packaging and systems integration allow us to effectively combine a wide variety of technologies to design and manufacture thermal imaging systems to suit our customers’ needs. We also possess the specialized system design knowledge required to produce thermal imaging systems that can accurately measure temperature, a critical tool for many commercial and industrial applications.

Software Development
We recognize that software is important to the evolution of our products. Our products utilize a combination of embedded and desktop software products. Currently, we possess the capability to develop and refine all types of software used in our systems. We also develop and deploy software that is used for testing and characterization of our systems.

Optical Design and Fabrication
We currently design and manufacture many of the sophisticated optics that are required to produce a thermal imaging system. This capability allows us to significantly shorten the product development cycle and avoid costs and delays associated with a reliance on third-party optics suppliers.

Electronic Design
We design signal processing circuits that interface directly with the detector arrays to convert detected infrared radiation into electronic signals. We also design the electronic image processing that is necessary to convert the electronic signals into standard video format. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability.

Mechanical Engineering
Our design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques. Such sophisticated techniques are critical for the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics, which must meet high-precision mechanical tolerances. Similarly, the gyro-stabilized gimbal assembly for the SAFIRE™, Star SAFIRE™, Ultra 7000™, Ultra 7500™ and UltraMedia™ requires expertise in electro-mechanical control, gyroscopes and specialized stabilization controls.

Products

Thermography Products.    In the Thermography division, we manufacture products that are sold to industrial, research and machine vision customers. For industrial customers, we have developed infrared imaging systems that feature accurate temperature measurement, storage and analysis. These systems comprise two categories: hand-held cameras and fixed installation cameras. All systems use a common-core imaging system, of which the majority uses proprietary uncooled sensor technology. The hand-held cameras look and function much like a standard camcorder, utilizing off-the-shelf technologies for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capability with common factory automation systems. The products are evolved on an annual basis with new models being introduced to the market featuring enhancements in functionality and performance based on customer requests. This keeps the product line up to date, competitive and continuing to generate follow-on upgrade revenues.

Our strong market share position is enhanced and maintained with the offering of key post-processing software packages. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications. Customers are supported through the ITC®, our Infrared Training Center, which provides comprehensive training, certification and applications engineering from several company locations or at the customer’s site.

ThermaCAM® PM Series
FLIR offers the world’s best selling line of thermal imaging systems for thermographic use. The ThermaCAM line of hand-held thermal imaging and measurement systems set the standard that all other manufacturers follow. This product was the world’s first commercially available hand-held radiometric thermal imaging system incorporating uncooled infrared focal plane array detector technology. The product, now in its third generation, with the models 695, 675, 545 and 515, is the most advanced hand-held infrared measurement system in the world. The system provides for accurate temperature measurement of objects from –40°C to +2000°C. The imager is packaged in a camcorder-like aluminum housing weighing less than five pounds. The system features numerous automated features, offering one-hand, point and shoot operation. The Model 695, which was introduced in the fall of 2000, features a built-in visual camera for simultaneous image capture in both the visible and infrared spectrum, as well as several innovative features promoting ease of use including auto-focus, auto-report generation and automatic measurement modes.

The ThermaCAM series cameras have applications across all commercial thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

ThermaCAM® SC Series
The ThermaCAM SC series cameras are similar to the PM series cameras except they typically incorporate high-definition cooled focal plane array sensors that offer an increased level of sensitivity, image quality and measurement precision. The SC series cameras are designed primarily for high-end research and development applications. These systems, originally introduced in the spring of 1996 now comprise three models: SC1000, SC2000 and SC3000. The SC1000 utilizes a cooled platinum silicide detector and is well suited for applications in the glass, plastics and petroleum refining industries. The SC2000 utilizes an uncooled microbolometer detector and is well suited for general research and development applications such as product thermal testing or PC board inspections. The SC3000 is the world’s first production quantum well infrared photodetector (QWIP) based camera and features extremely high sensitivity (0.03°C) and long-wave operation. This camera is well suited for product development applications and certain medical research applications. Also introduced in 2000 were two low cost research and development cameras, based on uncooled detector technology. The SC300 and SC500 products are packaged with a Windows®-based software package that connects to the camera though a PCMCIA card interface. Windows® is a registered trademark of Microsoft Corporation.

ThermaCAM® Researcher
The ThermaCAM Researcher is a suite of Windows®-based analysis software and interconnect hardware for the SC series cameras. First introduced in the first quarter of 2000, this software and hardware product allows design engineers to evaluate static or dynamic thermal events and data. Information is captured and stored on standard PC memory devices and can be analyzed either within the package or by using third party software such as MatLAB®. The product is used in applications including product development, failure analysis, pilot production monitoring and thermal management. MatLAB® is a registered trademark of Math Works, Inc.

ThermoVision® IRMV
The ThermoVision IRMV, introduced in early 1998, is a line of uncooled thermal imaging cameras for manufacturing process control and machine vision applications. “IRMV,” or Infrared Machine Vision, is being rapidly accepted as an alternate means for factory automation in applications where heat is a factor. Operating as a remote controlled “smart” sensor in supervised operation or integrated into a complete control system, the ThermoVision IRMV sensor transmits data on a continuous real-time basis to factory automation equipment. Using built-in intelligence, the ThermoVision can process multiple areas of interest, trigger alarms or transmit control data. A variety of flexible, high-speed and reliable digital cable, fiber-optic and wireless transmission media allow for flexible system integration with controllers, computers and vision systems. Examples of ThermoVision applications include monitoring and controlling the manufacture of metal, plastic or glass parts, where thermal properties are critical to the final product. ThermoVision IRMV sensors are used to provide the real-time feedback to assure consistent product quality.

ThermaCAM® Reporter
The ThermaCAM Reporter Suite, the latest release of which was introduced in early 2001, allows for review, analysis and processing of captured thermal images and measurement data. The software is a Windows®-based program that is easy to use and affordable. The software suite comprises three basic products: a wizard driven report writer, an Explorer-style image viewer and a stand-alone report viewer. The software is typically packaged with the ThermaCAM PM or SC series cameras, though it is capable of operating with data gathered from other imaging products as well.

Imaging Products.    In the Imaging division, we manufacture products that are sold to military, para-military, law enforcement, surveillance and security customers. Typically we provide “vision enhancement” capability to people who need to see in the dark, through adverse environments, or from mobile platforms. We address several key end-user segments, including airborne, ground, maritime, broadcast, industrial security and fire service markets. For airborne applications, we have developed highly stabilized turrets (“gimbals”), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser rangefinder, a laser illuminator, a laser designator and a spotter scope. The systems typically have sophisticated embedded software providing tracking, GPS, moving maps and aircraft information. For ground applications, we manufacture two types of products: hand-held products and platform mounted products. All ground systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities. Hand-held ground products typically look like militarized camcorders and utilize commercial battery and viewfinder components, but are highly ruggedized. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser rangefinders.

In the broadcast market, we manufacture highly stabilized gimbals that house broadcast quality TV cameras. The product is typically mounted to an aircraft, usually a helicopter, and operated by the use of a hand controller, which remotely directs the stabilized gimbal. The broadcast camera inside the gimbal provides the video output that is then either recorded on a video recorder or down-linked to a production studio for live broadcast. These systems are widely used by television news stations and law enforcement professionals.

In the law enforcement market, we manufacture a variety of stabilized gimbal systems that typically contain both infrared and visual cameras. These systems provide high-resolution imagery, day or night, for covert surveillance, public safety and search and rescue applications. The systems are typically mounted to a helicopter and greatly enhance the capabilities of officers during night operations.

Star SAFIRE™
First introduced in June 1998, the Star SAFIRE is a 3-axis gyro-stabilized, 360 field-of-view thermal imaging system incorporating third generation focal plane array detector technology. Manufactured to military standards and using three fields of view, the system provides extended detection range capability and visually advanced imagery. The system permits multiple optical payloads in addition to the infrared detector, including a TV camera with a zoom lens for daylight operations, laser rangefinder, laser illuminator or laser designator. Examples of Star SAFIRE applications include the detection of vehicles, ships or planes transporting illegal narcotics, and search and rescue for individuals in danger or distress, maritime patrol and reconnaissance missions.

Star SAFIRE™ II
Introduced in April of 1999, the Star SAFIRE II is an enhanced evolution on the Star SAFIRE. The system features improved performance through the use of a military qualified 5-axis gyro-stabilized gimbal and a micro-scanned indium antimonide third generation focal plane array detector. Featuring a 30% increase in infrared magnification, the system provides an extended detection range capability offering greater mission safety and effectiveness. The system also permits multiple optical payloads in addition to the infrared detector, including a TV camera with a zoom lens for daylight operations, laser rangefinder, laser illuminator or laser designator. Examples of Star SAFIRE II applications include search and rescue, maritime patrol, unmanned air vehicles (UAV), reconnaissance missions, border and coastal surveillance and target identification and designation.

Star-Q™
The Star-Q system, first introduced in the second quarter of 2001, is a digital airborne system with a high-performance long-wave focal plane array sensor, based on quantum well infrared photodetector (QWIP) technology. The unit represents the first long-wave Gen-III system on the market, and offers distinct advantages in certain cold weather and fire fighting applications. The unit’s 4-axis gyro-stabilized gimbal typically contains a three field-of-view infrared QWIP imager, 3-CCD color TV camera and high power spotter scope. The STAR-Q is a commercially-developed, military-qualified (CDMQ) product, which is available for commercial off the shelf (COTS) delivery into military and para-military programs. It has already been selected by the United Kingdom Ministry of Defense and Swiss Air Force for specific programs.

ThermoVision® 2000
The ground-based ThermoVision 2000, first introduced in second quarter of 2001, is a fixed- or tripod-mounted thermal imaging system that can detect small objects at 10 or more kilometers away under extreme environmental conditions, day or night. The system utilizes the QWIP-based thermal sensor from the STAR-Q system and thus represents the first Gen-III long-wave focal plane array system to the market. The system features mission specific optical configurations and a highly ruggedized enclosure. Capable of remote operation, the system has on-board image processing capabilities, which enhance target detection and identification. Examples of ThermoVision 2000 applications include perimeter security of military bases and sensitive government installations or buildings.

ThermoVision® Sentry
The ground-based ThermoVision Sentry, first introduced in the fourth quarter of 1998, is the first fixed- or tripod-mounted thermal imaging system featuring uncooled detector technology. Using this technology, this system can operate unattended for very long periods of time without maintenance. The system incorporates a sophisticated pan and tilt mechanism that has highly accurate, high speed pointing capability and automated scanning functions. Designed for automated perimeter or facility surveillance, the system has on-board image alarm functions and bi-directional remote communication capabilities. A lower cost version of this product was developed in the first quarter of 2001. This version, the Sentry POD, eliminates the pan and tilt mechanism and allows security system integrators to use their own pan and tilt systems and enclosures. The Sentry POD was selected by the US Border Patrol for the ISIS border surveillance program in 2001. Examples of ThermoVision Sentry applications include perimeter security of high value or high security environments, border patrol and coastal surveillance applications.

SeaFLIR™
The SeaFLIR, developed under the US Navy “MarFLIR” contract and introduced in the second quarter of 1999, is an inverted stabilized 9” gimbal infrared imaging system designed specifically for the marine environment. Able to withstand significant shock, vibration, and sea-spray, the SeaFLIR is hermetically-sealed and contains an on-board de-icing system. The system incorporates a high performance indium antimonide infrared focal plane array sensor with a 10x continuous zoom lens, a laser rangefinder and an auto-tracker. This system is designed to be mounted on a mast, wheelhouse or a weapons platform. Examples of SeaFLIR applications include foul weather navigation, anti-piracy, search and rescue, mine detection and collision avoidance.

MilCAM™ Family
The MilCAM system, introduced in 1997, is a high performance hand-held infrared imaging system designed for tactical use by military, para-military and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system uses off-the-shelf batteries and weighs less than 5 pounds. Currently available in three models, the MilCAM LE (1997), XP (1999) and Recon (2001), the MilCAM line leads the market in small size, low power and long-range capabilities. The MilCAM LE features a cooled platinum silicide detector and is designed for law enforcement applications. The MilCAM XP features a high performance indium antimonide detector offering detection beyond 5 kilometers. The MilCAM Recon is the next generation of the MilCAM XP. Utilizing a larger detector, new electronics and new packaging, the Recon has improved range and definition as compared to prior models. Examples of MilCAM applications include perimeter security, coastal surveillance, special operations, police surveillance and search and rescue.

Ranger™
The Ranger, introduced in the first quarter of 2000, is a high performance fixed mount infrared imaging system designed for tactical use by military, para-military and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system can be rapidly deployed on a tripod or in an affixed installation. The system features remote control, integrated pan and tilt and very long-range performance.

UltraMedia™ III
The UltraMedia III, introduced in the second quarter of 1999, is a high-resolution, high stabilization electronic news-gathering system for airborne use. Utilizing the latest broadcast camera technology, the UltraMedia III offers industry leading magnification and stability. The hermetically-sealed gimbal is small and lightweight and has been certified for use on most commercial helicopters. The UltraMedia series electronic news-gathering products are the most widely used airborne camera systems in the world today.

UltraMedia™ LE
The UltraMedia LE, introduced in the fourth quarter of 1999, is a compact digital lowlight surveillance system that delivers similar performance to the UltraMedia III systems, but also adds extreme low-light imaging capability providing covert surveillance capabilities at night. The product was developed to meet the needs of federal, state and local law enforcement agencies desiring covert observation capabilities at extreme standoff distances.

FireFLIR® 130	The FireFLIR 130, introduced in the second quarter of 2001, is a lightweight, hand-held, thermal imaging system for fire fighting applications. Weighing about 5 pounds, the FireFLIR incorporates an uncooled microbolometer detector that delivers crisp, high-resolution monochrome and color images. The system’s unique design allows it to be used as a crawling aid during attack and rescue missions. The system features automated capabilities for locating hot spots in walls and determining the temperature of objects in the scene. An optional microwave transmitter sends the video signal to a remote location for other crewmembers to view. The FF130 is sold in the US through Scott Health and Safety.

Ultra 7000™ Ultra 7500™
The Ultra 7500, first introduced in the third quarter of 2001, is an evolution of FLIR’s successful Ultra 7000 airborne gimbal-mounted, dual imaging system. The new system incorporates a high-resolution, state-of-the-art indium antimonide infrared imaging detector and a higher performance color CCD TV camera. Other new features include a laser pointer option, infrared auto-focus, improved graphic display and an updated hand controller. At 9” in diameter and 26 pounds, the Ultra 7500 is the smallest and lightest high performance dual system available. Industry-leading features include a continuous zoom infrared lens, built-in auto-tracking capability, GPS annotation and ergonomic hand controller. The system is designed primarily for law enforcement applications where the continuous zoom and auto-tracker aid in keeping suspects in the field of view. The system’s small size and light weight make it attractive for use on smaller, less expensive helicopters which are typically used by US law enforcement agencies. The system is also available as the MicroSTAR II with a reduced size electronics set, remote control capabilities and optimized stabilization for use in unmanned aircraft applications.

UltraForce™ II
The UltraForce, introduced in the fourth quarter of 2000, is a high performance multi-sensor gyro-stabilized gimbal system designed for law enforcement or para-military use. The system incorporates a high performance, cooled infrared imaging sensor, utilizing QWIP technology, together with a high-resolution 3-chip CCD TV camera capable of imaging in moderately low light conditions. This product represents the first long-wave focal plane array based gimbal in the commercial market. Features include triple infrared fields-of-view, 54X TV image magnification and high magnification spotter scope or laser rangefinder. Targeted at higher-end law enforcement agencies flying larger twin-engine helicopters, the UltraForce II is the premier law enforcement product available today.

Customers

The primary customers for our products include domestic and foreign government agencies, including military, para-military and police forces, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news-gathering agencies and various commercial enterprises.

Our customers are located around the world and are serviced by a global distribution organization covering more than 60 countries. A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the US Government accounted for more than 10% of our revenue last year, but aggregate sales to US Government agencies accounted for 21.7% of our revenue for 2001.

Sales, Distribution and Customer Service

We believe that our sales and marketing organization is the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers and service centers. The process of selling and marketing our products involves extensive product promotion, technical selling and after-sales service support. Our Thermography and Imaging products are highly technical and have distinct characteristics and functionality. Our sales and service personnel undergo a comprehensive training program to educate them as to the technical aspects of the products as well as familiarize them with individual customer requirements. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We have distinct sales channels for industrial, airborne, ground, maritime, broadcast and fire service customers. We sell our Thermography products worldwide through a direct sales staff of more than 100 people and a network of 75 distributors (many with multiple offices) and representatives, each with an exclusive right to sell our products in a defined geographic area. We sell our Imaging products through a direct sales staff of 60 people and 48 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

Additionally, we maintain service facilities at our factories in Portland, Oregon; N. Billerica (Boston), Massachusetts; Danderyd (Stockholm), Sweden; and West Malling (London), United Kingdom; and at our subsidiary locations in Brussels, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; and Milan, Italy. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ more than 30 people worldwide in our service organizations. We also maintain limited service capability in three additional foreign locations under the direction of our independent representatives or distributors. Our product marketing involves Internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 100 trade shows per year.

Backlog

At December 31, 2001 we had an order backlog of $82 million. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog may not be indicative of revenue for any future periods because our sales to Thermography customers are generally made pursuant to purchase orders rather than long-term contracts and, accordingly, the Thermography backlog at any given time is for immediate shipments. In addition, the backlog for the Imaging business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is generally obligated to pay certain costs and/or penalties for cancellation. We do not include future options under contracts in backlog until funded delivery orders are issued against those options.

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

Our manufacturing operations are, from time to time, audited by certain of our OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Portland, Stockholm and London are ISO 9000 certified. We are in the process of obtaining ISO 9000 certification for our Boston facility.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, cost, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Raytheon Company, NEC San-Ei, Nippon Avionics Co., Ltd, Mikron Instruments and Indigo Systems. In the Imaging market, we compete with BAE Systems, Wescam Ltd., Lockheed Martin Corp., The Boeing Company, El-Op, Sagem and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

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

Employees

As of December 31, 2001, we had 465 employees in the United States and 333 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden and Italy are represented by unions. We believe our relationships with our employees and unions are good.

ITEM 2.	PROPERTIES

We lease facilities under various operating leases that expire in 2002 through 2006. The leases calls for fixed monthly payments over their term. The following summarizes our primary leased facilities:

Location	Lease Expiration Date	Square Feet
FLIR Systems, Inc.—Portland, Oregon	2005	74,546
FLIR Systems AB—Danderyd, Sweden	2004	75,783
FLIR Systems AB—Danderyd, Sweden	2005	25,824
FLIR Systems AB—Danderyd, Sweden	2005	13,988
FLIR Systems Boston, Inc.—N. Billerica, Massachusetts	2005	102,000
FLIR Systems International Ltd.—West Malling, United Kingdom	2006	14,500
FLIR Systems Ltd.—Toronto, Canada	2002	4,161
FLIR Systems S.A.R.L.—Paris, France	2005	3,497
FLIR Systems GmbH—Frankfurt, Germany	2003	4,315
FLIR Systems s.r.l.—Milan, Italy	2004	3,228
FLIR Systems Belgium—Brussels, Belgium	2003	4,164
FLIR Systems AB—Hong Kong	2004	2,316

ITEM 3.	LEGAL PROCEEDINGS

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of us and certain officers, directors, employees and other individuals presently and formerly associated with our company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. We believe that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of our financial statements for those periods and to class action lawsuits by our shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from our current and former officers and employees and others.

On February 19, 2002, the staff of the SEC advised us that they intend to recommend that the SEC bring a civil injunctive action against us seeking a permanent injunction against us for violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder. These statutes and rules generally include the antifraud provisions of the Securities Act and the antifraud, reporting and record keeping provisions of Exchange Act and the rules thereunder. The recommendation of the SEC staff does not include civil penalties, fines or other claims for damages and is for the years 1998 and 1999.

We have engaged in discussions with the staff of the SEC in an attempt to reach a settlement of the legal action contemplated by the staff, but as of this date have been unable to reach agreement on the terms of settlement. We have also submitted a written statement to the SEC as to why we believe the SEC should not bring the civil injunctive action recommended by the staff. At this time, we do not know whether the SEC will authorize the commencement of the injunctive action recommended by its staff or whether the SEC will authorize any other legal action or commence any administrative actions against us. If we are not able to negotiate a settlement with the SEC with regard to any such injunctive actions or administrative proceedings, we intend to vigorously defend against any such actions or proceedings.

Any legal or injunctive action or administrative proceeding that the SEC may bring against us could have a material adverse effect on our business, financial condition and results of operations. An adverse finding against us by the SEC on the terms proposed by the staff could also result in the loss of our ability to rely on the safe harbor for forward-looking statements provided by the Securities Litigation Reform Act of 1995. In addition, we expect to continue to incur expenses associated with responding to the investigation and any legal or administrative proceedings commenced by the SEC involving the Company or former or current officers, directors and employees, and any such proceedings may divert the efforts of our management team from normal business operations.

The Company is involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company’s results of operations, financial position or cash flows. Therefore, no adjustments have been made to the Company’s financial statements relative to these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low sales price for common stock reported on the Nasdaq National Market System.

	2001		2000
	High	Low	High	Low
First Quarter	$8.97	$4.41	$18.63	$8.81
Second Quarter	25.03	8.06	10.25	5.25
Third Quarter	41.03	21.45	9.13	5.50
Fourth Quarter	47.32	34.34	6.50	3.06

At December 31, 2001, there were approximately 186 holders of record of our common stock and 16,555,498 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

	Year Ended December 31,
	2001	2000(1)	1999(2)	1998	1997(3)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$214,373	$186,357	$178,556	$177,254	$141,563
Cost of goods sold	97,541	104,116	123,228	87,384	86,835

Gross profit	116,832	82,241	55,328	89,870	54,728
Operating expenses:
Research and development	27,235	29,150	29,443	26,958	17,607
Selling, general and administrative	52,285	63,916	62,899	53,045	37,854
Combination costs	—	—	9,301	—	36,450

Total operating expenses	79,520	93,066	101,643	80,003	91,911
Earnings (loss) from operations	37,312	(10,825)	(46,315)	9,867	(37,183)
Interest expense and other income, net	8,569	11,504	5,771	4,471	3,553

Earnings (loss) before income taxes	28,743	(22,329)	(52,086)	5,396	(40,736)
Income tax provision (benefit)	2,809	3,725	2,295	1,806	(11,548)

Net earnings (loss)	$25,934	$(26,054)	$(54,381)	$3,590	$(29,188)

Net earnings (loss) per share:
Basic	$1.73	$(1.80)	$(3.82)	$0.28	$(3.69)

Diluted	$1.62	$(1.80)	$(3.82)	$0.27	$(3.69)

Balance Sheet Data:
Working capital	$69,440	$68,419	$4,481	$70,011	$47,852
Total assets	185,038	166,991	196,487	233,855	185,278
Short-term debt	23,954	18,819	82,331	42,638	32,706
Long-term debt, excluding current portion	—	75,485	1,497	19,296	20,634
Total shareholders’ equity	104,848	29,025	56,219	109,874	73,033

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Risk Factors” located herein, and elsewhere in this Annual Report as well as those discussed from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Overview

FLIR Systems was founded in 1978, originally providing infrared imaging systems that were installed on vehicles for use in conducting energy audits of neighborhoods by helping to determine whether there was any abnormal leakage of heat coming from the doors, windows, walls and roofs of each house. As demand for that application declined, the Company began to focus on other applications and markets for its technology, in particular, designing and selling stabilized thermal imaging systems for aircraft used by law enforcement. Since then, the Company has continued to develop thermal imaging products for a growing number of applications and has now become one of the world leaders in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial and government markets. Through the acquisition of AGEMA Infrared Systems AB, headquartered in Danderyd (Stockholm), Sweden, in 1997 and the pooling of interests merger with Inframetrics, Inc., headquartered in N. Billerica (Boston), Massachusetts, in 1999, the Company has experienced significant changes in its structure and operations and our business is now organized around two principal markets, Imaging and Thermography.

The Thermography market primarily consists of the use of hand-held thermal imaging systems that can detect and measure minute temperature differences, which is useful for a wide variety of commercial applications that fall into four basic categories: predictive and preventive maintenance (also known as condition monitoring), research and development, process control and monitoring, and product development. In this market, where each of the three previously separate companies competed, there has been significant transition as we phased out products utilizing older infrared detector technology called “cooled” technology and focused on those products that utilize a newer, less expensive detector technology known as “uncooled” technology. Our Thermography products are produced at our facility in Sweden.

The Imaging market primarily consists of the use of infrared imaging cameras that are incorporated into highly stabilized turrets, which we call gimbals, for use on helicopters, fixed-wing aircraft, and all types of ships. In addition, we also manufacture ground-based and hand-held systems. We also make products specifically developed for firefighters. Applications for our Imaging products include search and rescue, navigation safety, drug interdiction, law enforcement support, maritime and border patrol, surveillance and reconnaissance, perimeter security and firefighting. The merger with Inframetrics brought a certain set of complimentary products to the previous portfolio of products carried by the Company. Our Imaging products are primarily produced at our Portland and Boston facilities.

We continue to enhance our state-of-the-art products within both markets, as well as develop products for new market applications that use advanced thermal imaging technologies. For example, uncooled detector technology now used in our Thermography systems enable these systems to operate at room temperature, allowing for systems that are less expensive, smaller, lighter, and more energy efficient. Additionally, we are developing image analysis software tools that enhance the capability of our Thermography products. As hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more important component of Thermography systems. For our Imaging products, we are beginning to utilize a new type of cooled infrared detector technology called quantum well infrared photodetector, or QWIP. QWIP provides for superior resolution yet is less expensive to produce. In addition, we are continually improving the stabilization of our airborne systems and offering additional imaging options, such as CCD TV cameras, laser rangefinders and laser designators.

During the course of 2000, the Company restructured its operations to improve profitability. As a result, in 2000, the Company recorded charges totaling $20.5 million primarily associated with realigning its operations to focus on higher margin products, eliminating aged or lower margin products, improving manufacturing efficiencies and reducing production and distribution costs. These charges included $9.0 million to cost of goods sold to adjust inventory reserves related to certain low margin products and older products being phased out. In addition, $8.8 million related to cost accumulation and asset valuations were written off as a result of these operational changes, $2.2 million was incurred associated with workforce reductions and related costs, and $0.5 million was recorded related to the settlement of the class action lawsuit. These actions in 2000 have resulted in improved profitability and cash generated from operating activities in 2001.

International revenue accounted for approximately 47.0%, 48.4% and 50.2% of our revenue in 2001, 2000 and 1999, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue. With the production and distribution of our Thermography products in Sweden contributing a large volume of sales denominated in foreign currencies, we have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies.

The Company typically experiences longer payment cycles on its international sales, which can have an adverse impact upon the Company’s liquidity. In addition, substantial portions of the Company’s operations are conducted outside the United States, particularly in Sweden. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, labor union activities, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition.    Our policy is to recognize revenue upon delivery of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.

While we produce commercially developed off-the-shelf products, many of our Imaging customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories. In addition, some of our delivery contracts provide for specific testing and product acceptance by the customer. For each contract, we recognize revenue only after we have determined that we have satisfied the specific contractual terms including any options or services that are determined to be essential to the functionality of the system, and only in the amount as specified in the contract for the items and services that were delivered. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

Allowance for Doubtful Accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2001, our accounts receivable balance of $58.0 million is reported net of allowances for doubtful accounts of $1.9 million. We believe our reported allowances at December 31, 2001, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of December 31, 2001, our inventory of $47.6 million is stated net of inventory reserves of $11.7 million. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at December 31, 2001, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Income Taxes.    We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon our estimate of future taxable income covering a relatively short time horizon given the volatility in the markets we serve and our historic operating results. External market data is considered in this evaluation. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. As of December 31, 2001, the deferred tax assets have been reduced by valuation allowances of $18.2 million. If the Company is able to realize the deferred tax assets in an amount in excess of their reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue. Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

	Year Ended December 31,
	2001	2000(1)	1999(2)
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	45.5	55.9	69.0

Gross profit	54.5	44.1	31.0
Operating expenses:
Research and development	12.7	15.6	16.5
Selling, general and administrative	24.4	34.3	35.2
Combination costs	—	—	5.2

Total operating expenses	37.1	49.9	56.9
Earnings (loss) from operations	17.4	(5.8)	(25.9)
Interest expense	4.4	6.5	4.4
Other (income) and expenses, net	(0.4)	(0.3)	(1.1)

Earnings (loss) before income taxes	13.4	(12.0)	(29.2)
Income tax provision	1.3	2.0	1.3

Net earnings (loss)	12.1%	(14.0)%	(30.5)%

(1)
Excluding the one-time charges in connection with the 2000 charges related to streamlining our manufacturing and corporate operations, cost of goods sold, gross profit, operating expenses, loss before taxes and net loss would have been 48.8%, 51.2%, 46.2%, (1.0)%, and (3.0)%, respectively.

(2)
Excluding the one-time charges of $34.6 million in connection with the acquisition of Inframetrics, cost of goods sold, gross profit, loss from operations and net loss in 1999 would have been 54.8%, 45.2%, (6.6)% and (11.1)%, respectively.

Years ended December 31, 2001, 2000 and 1999

Revenue.    Revenue increased 15.0% from $186.4 million in 2000 to $214.4 million in 2001. The increase was primarily due to the increased sales of the Company’s Imaging products, as revenue from that business segment increased 23.9% from $99.2 million in 2000 to $122.9 million in 2001. The revenue increase was experienced across most of the Imaging product line. Thermography revenue increased 5.0% from $87.1 in 2000 to $91.5 in 2001. These increases in revenue were due to an increase in unit volumes due to the growth in the number of applications for infrared technology and the ability of our products to meet those applications, in addition to price increases we implemented late in 2000. The increase in revenue from sales of our Thermography products was offset by approximately $5.0 million related to a weakening of foreign currencies relative to the US dollar during 2001.

Revenue increased 4.4% from $178.6 million in 1999 to $186.4 million in 2000. The increase was due to higher sales volumes in the Imaging business as revenue in that business segment increased 10.3% from $89.9 million in 1999 to $99.2 million in 2000. The increase in Imaging revenue was experienced across most of the product segments. Revenue for Thermography in 1999 and 2000 amounted to $88.6 million and $87.1 million, respectively. Revenue for Thermography remained relatively constant, as revenue from an increase in units delivered was offset by approximately $4.9 million associated with the decline in the rate used to translate the foreign currencies to the US dollar during 2000.

International revenue in 2001 totaled $100.7 million, representing 47.0% of revenue. This compares to international revenue of $90.2 million, or 48.4% of revenue, in 2000, and $89.6 million, or 50.2% of revenue, in 1999. While the sales mix between domestic and international sales may fluctuate slightly in any one year, we anticipate the mix to be approximately 50% domestic and 50% international on a long-term basis.

Gross profit.    As a percentage of revenue, gross profit in 2001 was 54.5% compared to 44.1% in 2000. One-time charges taken in 2000 related to the Company’s restructuring and streamlining of its operations included $13.3 million in cost of goods sold. Without these one-time charges in 2000, gross profit would have been 51.2% in 2000. The improvement in gross profit was primarily due to the price increases implemented late in 2000 and the decrease in manufacturing costs that resulted from the restructuring of operations that occurred in 2000, including the elimination of older and lower margin products. We believe the gross margin experienced in 2001 is more representative of margins that the Company will be able to realize on an on-going basis.

As a percentage of revenue, gross profit in 2000 was 44.1% compared to 31.0% in 1999. One-time charges of $13.3 million and $25.3 million were recorded in 2000 and 1999, respectively. Without these one-time charges, gross profit would have been 51.2% in 2000 and 45.2% in 1999. This improvement in gross profit for 2000 was partially attributable to the Company’s efforts to decrease its manufacturing costs and streamline its operations in 2000.

Research and development.    As a percentage of revenue, research and development expenses decreased from 15.6% in 2000 to 12.7% in 2001. In absolute dollars, research and development expenses decreased from $29.2 million in 2000 to $27.2 million in 2001. Research and development expenses for 2000 included $3.1 million in one-time charges related to cost accumulations, asset valuations, workforce reductions and other costs associated with the Company’s efforts to restructure and streamline its operation in 2000. Without these charges, research and development expenses in 2000 would have been $26.1 million or 14.0% of revenue. We believe that the 2001 spending level for research and development as a percentage of sales is representative of spending on an on-going basis and is sufficient to meet the demand for new products and changes in technology.

As a percentage of revenue, research and development expenses decreased slightly from 16.5%, or $29.4 million, in 1999 to 15.6%, or $29.2 million in 2000. The expenses in 2000 include the one-time charges of $3.1 million described above.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased from $63.9 million, or 34.3% of revenue, in 2000 to $52.3 million, or 24.4% of revenue, in 2001. The expenses in 2000 include one-time charges of $3.9 million associated with Company’s streamlining of its operations in that year. Without those charges, selling, general and administrative expenses would have been $60.0 million or 32.2% of revenue in 2000. The decrease in selling, general and administrative expenses is primarily due to the one-time charges taken in 2000, the reduction in expense levels as result of the restructuring actions in 2000, and reductions in certain administrative expenses, such as legal and audit fees, that were abnormally high in 2000. We believe that the expense levels in 2001 are more representative of spending levels that the Company should experience on an on-going basis.

Selling, general and administrative expenses increased 1.6%, from $62.9 million in 1999 to $63.9 million in 2000. The increase in these expenses was due to one-time charges in 2000 totaling $3.9 million, principally related to workforce reductions, the settlement of the class action lawsuit and write offs of demonstration equipment, as well as additional legal and audit fees incurred during 2000, partially offset by cost savings generated in 2000 as a result of streamlining activities initiated during the year. As a percentage of revenue, selling, general and administrative expenses were 34.3% and 35.2% in 2000 and 1999, respectively.

Interest expense.    Interest expense totaled $9.4 million, $12.0 million and $7.8 million for the years ended 2001, 2000 and 1999, respectively. The decrease in interest expense from 2000 to 2001 was due primarily to the Company’s ability to reduce its debt levels through cash flows provided by operating activities. The average interest rate in 2001 was also slightly lower as compared to 2000 due to the reductions in prime lending rates during the year and reductions in rates provided under the Amended Credit Agreement based on the level of payments made by the Company during 2001. The increased interest expense from 1999 to 2000 was primarily due to increased debt levels and increased interest rates as default rates were applied during 2000 under the Company’s Credit Agreement. The Agreement’s borrowing rates were 7.86% at December 31, 1999 increasing to a rate of 12.25% as of December 31, 2000 and declining to 6.50% at December 31, 2001. Interest expense also includes expenses associated with the fair value adjustments of the Company’s interest rate swap agreements in the amounts of $1.0 million in 2001 and $1.3 million in 2000.

Income taxes.    The Company’s income tax provision was $2.8 million, $3.7 million and $2.3 million in 2001, 2000 and 1999, respectively. The mix in taxable income or loss between the Company’s US and foreign operations in each of these years significantly impacted the recording of the tax provision. The tax provision in all years primarily reflects taxes provided on income generated by the Company’s foreign subsidiaries, principally in Sweden. In 2000 and 1999, the Company did not recognize a benefit on losses generated in those years in the United States due to the inability to carry such losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with the net operating loss carryforwards (NOLs). In 2001, the Company did recognize a portion of those previously unrecognized loss benefits.

At December 31, 2001, the Company had US NOLs totaling approximately $83.9 million and which expire in the years 2005 through 2021. Additionally, the Company has various US tax credits available aggregating $3.7 million, which expire in the years 2007 through 2020. Approximately $13.8 million of the Company’s NOLs were generated, primarily in 2001, as a result of deductions related to exercises of stock options. If utilized in the future, this portion of the US NOLs, as tax effected, will be accounted for as a direct increase to additional paid-in capital rather than as a reduction of that year’s provision for income taxes.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109) requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, management has recorded a substantial valuation allowance amounting to $18.2 million and $24.1 million at December 31, 2001 and 2000, respectively, against such deferred tax assets. Management believes that the net deferred tax asset of $23.9 million reflected on the December 31, 2001 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company’s control. No assurance can be given that sufficient taxable income will be generated for full utilization of the net deferred tax assets. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

Liquidity and Capital Resources

At December 31, 2001, the Company had total borrowings net of cash on hand of $8.4 million compared to $82.4 million at December 31, 2000. The Company was able to reduce its borrowings through cash provided by operating activities and $35.6 million of the proceeds from a secondary offering of its common stock in December 2001. All of the Company’s borrowings at December 31, 2001 are reported as short-term debt as the Company’s primary credit facility expires in July 2002.

Cash provided by operating activities in 2001 totaled $27.7 million compared to cash provided by operating activities in 2000 of $3.9 million. Cash provided by operating activities in 2001 was primarily due to net earnings generated during the year and reductions in inventories offset by an increase in accounts receivable. Cash provided by operating activities in 2000 was primarily due to reductions in accounts receivable and inventories offset by the net loss for the year, net of non-cash charges, and a reduction in accounts payable and accrued liabilities.

At December 31, 2001, the Company had accounts receivable in the amount of $58.0 million compared to $39.7 million at December 31, 2000. The increase in the receivable balance is primarily due to an increase in sales in the fourth quarter of 2001 compared to the fourth quarter of 2000 ($65.0 million and $57.2 million, respectively) and the timing of those sales within the quarter. Consequently, days sales outstanding increased from 78 days at December 31, 2000 to 99 days at December 31, 2001. The timing of sales, particularly the recording of large quantity or higher-priced system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At December 31, 2001, the Company had inventories on hand of $47.6 million compared to $55.5 million at December 31, 2000. The decrease was primarily due to our continued efforts and initiatives to better manage and reduce inventory levels at our Portland and Boston facilities.

At December 31, 2001, the Company had prepaid expenses and other current assets of $10.5 million compared to $5.9 million at December 31, 2000. The increase is primarily due to an increase in sales demonstration units, an increase in value added tax receivables in Europe due to both increased purchases and the timing of collections of such taxes year over year, and other increases in certain prepaid items.

At December 31, 2001, the Company had deferred revenue of $5.3 million compared to $1.6 million at December 31, 2000. The increase is due to a larger number of extended warranty contracts that were received during 2001.

Accrued payroll and other liabilities increased $5.0 million, from $17.6 million at December 31, 2000 to $22.5 million at December 31, 2001. The increase is primarily due to the assumption of certain liabilities of the Optronics Division, acquired by the Company during 2001.

Pension and other long-term liabilities increased $3.2 million, from $6.0 million at December 31, 2000 to $9.2 million at December 31, 2001. The increase is primarily due to an increase in the fair value of the

Company’s interest rate swap agreements and the assumption of a put option obligation of $1.4 million on shares of the Company’s common stock that were issued in the acquisition of the Optronics Division.

The Company’s investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.0 million and $7.3 million for the years ended December 31, 2001 and 2000, respectively.

The Company entered into a Credit Agreement with a number of lender banks as of December 16, 1999. This Credit Agreement was amended as of January 23, 2001. The Credit Agreement, as amended, provided the Company with a borrowing facility to a maximum of $93.4 million and required certain principal payments that permanently reduced the maximum borrowing facility. As of December 31, 2001, and as a result of principal payments made through that date, the Company had $19.9 million of borrowings in addition to $1.9 million of standby letters of credit, with $4.1 million of financing available to the Company under the Amended Credit Agreement. At December 31, 2001, the interest rate under the Amended Credit Agreement was 6.5%, which was the prime rate of the primary lender for domestic borrowings plus 1.75%.

The Amended Credit Agreement requires minimum cumulative payments through June 30, 2002 and expires on July 15, 2002. As of December 31, 2001, the Company had made all of the payments that are required through June 30, 2002. As of February 11, 2002, the Company paid the remaining $19.9 million under the Amended Credit Agreement and retains $1.9 million of standby letters of credit and $4.1 million of available financing.

The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability determined on a rolling four-quarter basis beginning with the quarter ending March 31, 2001. As of December 31, 2001, the Company was in compliance with the covenant. The Amended Credit Agreement is collateralized by substantially all of the assets of the Company.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.8 million) line of credit at 4.3% at December 31, 2001. At December 31, 2001, the Company had $3.5 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

We continuously evaluate our need for cash requirements for the foreseeable future. We generated $39.4 million in cash by our operating activities during the fifteen months ended December 31, 2001. Those operating cash flows, combined with cash generated from our secondary offering of common stock in December 2001 and the proceeds received in relation to our stock option plans, were sufficient to fund our operations and significantly reduce our borrowing facilities. We believe, based upon our assessment of the growth potential in our markets, our relative position in those markets, our current cost structure and our asset management abilities, that our cash from operating activities should continue to be our primary source of financing.

The Amended Credit Agreement that we currently operate under expires on July 15, 2002. On February 11, 2002, we executed a commitment letter with a bank on a $35 million syndicated senior credit facility that will replace the Amended Credit Agreement. The form of the funding arrangement is a three-year revolving credit facility, which includes an option to increase the credit facility by an additional $25 million during the first two years of the term agreement. Under the terms of the proposed agreement, borrowings will bear interest based upon the bank’s prime lending rate or LIBOR rates, with a provision for a spread over such rates based upon certain financial criteria. The Company expects that these variable rates will approximate the bank’s prime lending rate. The facility will subject the Company to several financial covenants, including the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of net worth and EBITDA. Management expects to be able to comply with such covenants based upon its forecast of future earnings because, at a minimum, the Company’s operating results for 2001, when considered with the Company’s net worth at December 31, 2001, would be sufficient to satisfy the proposed covenants. We expect to sign the final agreement on this credit facility shortly after the filing of this Form 10-K.

At the present, we do not have any significant capital commitments for the 2002 fiscal year. Consequently, we anticipate our cash requirements to be primarily related to the funding of our operating activities. With the cash we have recently generated by our operating activities and the additional funds that will be available through the pending credit facility, we believe we have sufficient resources available to meet our cash requirements. However, significant changes in those anticipated cash requirements or significant changes in business conditions that could negatively impact the generation of cash from operating activities could require the Company to seek additional financing from other sources. Possible changes in business conditions are discussed in more detail in the section entitled “Risk Factors” located herein.

The Company’s off-balance sheet arrangements are limited to operating rents and leases on certain facilities and equipment and are expensed as incurred. As of December 31, 2001, the future annual minimal rental payments required under non-cancelable leases total $3.4 million in 2002, $3.4 million in 2003, $3.1 million in 2004, $1.7 million in 2005 and $0.3 million in 2006.

The Company has interest rate swap agreements with one of its lender banks. The agreements include notional principal amounts of $30 million and $10 million that terminate in March 2003 and March 2005, respectively. Under these agreements, the Company pays interest based upon fixed rates ranging from 6.69% to 7.18%, while receiving interest based upon variable one-month LIBOR rates that was 1.93% at December 31, 2001. At December 31, 2001, the Company has recorded the fair value obligation related to these agreements of $2.3 million.

Risk Factors

In addition to the factors discussed in the Forward-Looking Statements section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, you should know that the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we were unable to adequately respond to any of the listed risks, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks and uncertainties will work. Our inability to respond to any of the risks could cause our financial condition and results of operations to be materially adversely affected.

Fluctuations in our quarterly and annual operating results make it difficult to predict our future performance.

Our quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond our control. As a result of the fluctuations in our quarterly operating results, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. Factors that may affect our future operating results include:

•	The timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	A significant portion of our sales is made in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter;

•	The timing and market acceptance of our or our competitors’ new products, product enhancements or technologies;

•	The timing of the release of government funds for procurement of our products;

•	Changes in our or our competitors’ pricing policies;

•	The timing and amount of any inventory write-downs;

•	Our ability to obtain sufficient supplies of critical components;

•	Foreign currency fluctuations;

•	Costs associated with the acquisition of other businesses, product lines or technologies;

•	Our ability to integrate acquired businesses, product lines or technologies; and

•	General economic conditions, both domestically and internationally.

Seasonal fluctuations in our operating results, particularly the increase in sales we generally experience every year in the fourth quarter, result from:

•	The seasonal pattern of contracting by the US and certain foreign governments;

•	The frequent requirement of international customers to take delivery of equipment prior to January due to funding considerations; and

•	The tendency of commercial enterprises to fully utilize yearly capital budgets prior to expiration.

We have had difficulties managing our growth.

We have grown rapidly from 313 employees in 1993 to 798 employees as of December 31, 2001. Our annual revenue during that period grew from $40 million to $214 million and our operations became global in nature. In the past, we experienced problems in developing and implementing a financial reporting and controls system commensurate with the substantial growth and increased complexity of our business. We have taken a number of steps to improve our controls and systems, including the implementation of a new set of reporting and control procedures and protocols and the retention of a new executive management team and financial reporting personnel. However, if these and other measures we take are inadequate to address the growth we are continuing to experience, our business, financial condition and results of operations could be materially and adversely affected.

The pending investigation by the SEC could harm our business.

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of us and certain officers, directors, employees and other individuals presently and formerly associated with our company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. We believe that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of our financial statements for those periods and to class action lawsuits by our shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from our current and former officers and employees and others.

On February 19, 2002, the staff of the SEC advised us that they intend to recommend that the SEC bring a civil injunctive action against us seeking a permanent injunction against us for violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder. These statutes and rules generally include the antifraud provisions of the Securities Act and the antifraud, reporting and record keeping provisions of Exchange Act and the rules thereunder. The recommendation of the SEC staff does not include civil penalties, fines or other claims for damages and is for the years 1998 and 1999.

We have engaged in discussions with the staff of the SEC in an attempt to reach a settlement of the legal action contemplated by the staff, but as of this date have been unable to reach agreement on the terms of settlement. We have also submitted a written statement to the SEC as to why we believe the SEC should not bring the civil injunctive action recommended by the staff. At this time, we do not know whether the SEC will authorize the commencement of the injunctive action recommended by its staff or whether the SEC will authorize any other legal action or commence any administrative actions against us. If we are not able to negotiate a settlement with the SEC with regard to any such injunctive actions or administrative proceedings, we intend to vigorously defend against any such actions or proceedings.

Any legal or injunctive action or administrative proceeding that the SEC may bring against us could have a material adverse effect on our business, financial condition and results of operations. An adverse finding against us by the SEC on the terms proposed by the staff could also result in the loss of our ability to rely on the safe harbor for forward-looking statements provided by the Securities Litigation Reform Act of 1995. In addition, we expect to continue to incur expenses associated with responding to the investigation and any legal or administrative proceedings commenced by the SEC involving the Company or former or current officers, directors and employees, and any such proceedings may divert the efforts of our management team from normal business operations.

A reduction in government purchasing could significantly decrease revenue.

The government procurement process is complex and highly competitive. A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the US Government accounted for more than 10% of our revenue last year, but aggregate sales to US Government agencies accounted for 18.2% of our revenue for 2000 and 21.7% of our revenue for 2001. Accordingly, our results of operations would be adversely impacted by governmental spending cuts and general budgetary constraints. Additionally, even though most of our government sales are not made for defense applications, a significant reduction in purchases of thermal imaging systems for defense applications could result in certain of our competitors committing more attention and resources to non-defense applications, thereby exposing us to greater competitive pressures in our primary markets. A significant decline in our sales to US or foreign governments or our disqualification from making such sales for any reason would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to reduce our costs quickly enough if our sales decline.

Our expense levels are based, in part, on our expectations regarding future sales, and these expenses are largely fixed, particularly in the short term. In addition, to enable us to promptly fill orders, we maintain inventories of finished goods, components and raw materials. As a result, we commit to considerable costs in advance of anticipated sales. Accordingly, we may not be able to reduce our costs in a timely manner to compensate for any unexpected shortfall between forecasted and actual sales. Any significant shortfall of sales may result in us carrying higher levels of inventories of finished goods, components and raw materials thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs. As a result, we may not carry adequate reserves to offset such write-downs or write-offs.

Our liquidity is limited as a result of restrictions on borrowings under our bank credit agreement and the limited duration of that agreement.

We entered into a Credit Agreement with a number of banks as of December 16, 1999. This Credit Agreement was amended as of January 23, 2001. As of December 31, 2001, and as a result of principal payments made through that date, we had $19.9 million of borrowings in addition to $1.9 million of standby letters of credit, with $4.1 million available to us for additional borrowings under the Amended Credit Agreement. All borrowings under the Amended Credit Agreement must be repaid by July 15, 2002, when the Amended Credit Agreement expires. The Amended Credit Agreement also includes certain covenants. We have in the past, and could in the future, be out of compliance with such covenants. The failure to satisfy such covenants would result in our default under the Amended Credit Agreement.

On February 11, 2002, we executed a commitment letter with a bank on a $35 million syndicated senior credit facility that will replace the Amended Credit Agreement. The form of the funding arrangement is a three-year revolving credit facility, which includes an option to increase the credit facility by an additional $25 million during the first two years of the term agreement. The credit facility will provide for variable interest rates that should approximate the bank’s prime rate. The credit facility will subject the Company to several financial covenants, including the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of net worth and EBITDA. We expect to sign the final agreement on this credit facility shortly after the filing of this Form 10-K. If we are not successful with either the completion of this new facility or compliance with its proposed covenants, our liquidity would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete.

The market for thermal imaging equipment is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our success will depend in large part on our ability to develop new technologies that anticipate changing customer requirements. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new technologies, our business, financial condition and results of operations would be adversely affected. From time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence.

We must successfully introduce new or enhanced products to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. For example, our near-term success will depend on the continued acceptance of the Star SAFIRE and ThermaCAM 695, sales of which we expect to generate a substantial amount of our annual revenue. We are also investing a significant amount of our financial resources in the enhancement of some of our other existing products. We cannot be certain that we will successfully complete these enhancements within the necessary time period or that customers will accept our new products, or any future products. Our failure to complete the enhancement of these products or the failure of our current or future products to gain or maintain market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Competition in the market for thermal imaging equipment is intense and our failure to compete effectively would adversely affect our business.

Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product features, reliability and price. Additionally, our products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited military and governmental funds. Finally, many of our competitors have greater financial, technical, research and development and marketing resources than we do. All of these factors result in greater challenges from our existing competitors as well as increasing competition from new competitors and require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, which would have a material adverse effect on our business, financial condition and results of operations.

Dependence on sole source and limited source suppliers of components of our products exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue.

We rely on a number of sole source and limited source suppliers to provide certain key components for our products. Accordingly, we could experience a shortage in the supply of some of our components. In particular, we have a contract with BAE Systems (“BAE”) for the supply of uncooled detectors for integration into our ThermaCAM and FireFLIR product lines. BAE is currently one of three large producers of specialized uncooled detectors. Subject to certain exceptions, the contract gives us the exclusive right to purchase uncooled detectors for use in the commercial market and a limited, non-exclusive right to purchase uncooled detectors for use in the government market. Under the contract, we have the corresponding obligation to purchase uncooled detectors solely from BAE for certain defined commercial applications. Currently, the ThermaCAM series of hand-held products, ThermoVision, ThermoVision Sentry and FireFLIR are our only products that use the BAE detectors. However, we intend to use uncooled detectors supplied by BAE in other products. The contract provides for the monthly delivery of a fixed number of uncooled detectors, which may be increased or decreased by us within certain limits. Our business, financial condition and results of operations could be materially and adversely affected in the event that either (i) the number of detectors delivered to us under the contract is insufficient to satisfy our requirements or (ii) we are obligated to purchase detectors in excess of the number we require. The contract covers the purchase of a fixed aggregate number of units. After expiration of the contract, we may not be able to successfully negotiate a new contract with BAE or another company for uncooled detectors. Failure by us to renew the contract or identify another source of uncooled detectors would have a material adverse effect on our business, financial condition and results of operations.

Based on past experience, we expect to occasionally receive late deliveries or to experience inadequate supplies of certain components. If the components provided by BAE or any other significant supplier were to become unavailable, our manufacturing operations would be disrupted. Unless we could identify and qualify acceptable replacement components or redesign our products with different components, we might not be able to obtain necessary components on a timely basis or at acceptable prices. Any extended interruption in the supply of sole or limited source components would have a material adverse effect on our business, financial condition and results of operations.

Our future success depends in part on attracting and retaining key senior management and qualified technical and sales personnel.

Our future success depends on the efforts and continued services of our key executives and our ability to attract and retain qualified technical and sales personnel. Significant competition exists for such personnel and we cannot assure the retention of our key technical and sales personnel or our ability to attract, assimilate and retain other highly qualified technical and sales personnel as may be required in the future. We also cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

Any acquisition or equity investment we make could disrupt our business and harm our financial condition and results of operations.

We have in the past, and may in the future, acquire complementary businesses or technologies or enter into joint ventures. We may experience difficulties in assimilating the personnel, operations, products and technology acquired in any future acquisitions or investments we make. Additionally, we could lose the key personnel from any of the companies that we acquire, incur unanticipated costs and assume new liabilities. Any of these difficulties could disrupt our on-going business, distract our management and employees and increase our expenses. Furthermore, we might have to incur additional debt or issue additional equity securities to pay for any future acquisitions. The issuance of any additional equity securities could dilute our existing shareholders’ ownership. No assurance can be given that we will realize the anticipated benefits of any acquisition or that such acquisition will not have a material adverse effect on our business, financial condition and results of operations.

We face risks from international sales and currency fluctuations.

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2001 and 2000, international sales accounted for 47.0% and 48.4%, respectively, of our total revenue. Our international sales are subject to a number of risks, including:

•	The imposition of governmental controls;

•	Restrictions on the export of critical technology;

•	Trade restrictions;

•	Difficulty in collecting receivables;

•	Inadequate protection of intellectual property;

•	Labor union activities;

•	Changes in tariffs and taxes;

•	Difficulties in staffing and managing international operations;

•	Political and economic instability; and

•	General economic conditions.

Historically, currency fluctuations have affected our operating results. Changes in the value of foreign currencies in which our sales are denominated or costs incurred have in the past caused, and could in the future cause, fluctuations in our operating results. We seek to reduce our exposure to currency fluctuations by denominating the majority of our international sales in US dollars. With respect to international sales denominated in US dollars, a decrease in the value of foreign currencies relative to the US dollar could make our products less price competitive. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

We may not be successful in maintaining and obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Licenses are required from government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the US and would have a material adverse effect on our business, financial condition and results of operations.

Our products may suffer from defects or errors leading to substantial damage or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. While we have not yet had to recall a product, if any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, product defects could result in substantial product liability. We maintain product liability insurance but cannot be certain that it is adequate or will remain available on acceptable terms.

Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business.

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Most of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold US patents covering certain aspects of our technologies and products, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by competitors. Likewise, we cannot be certain that measures taken to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily represent a barrier to entry into the thermal imaging industry, there can be no assurance that we will be able to maintain our competitive advantage or that competitors will not develop capabilities equal or superior to ours.

Litigation over patents and other intellectual property is common in our industry. We cannot be sure that we will not be the subject of patent or other litigation in the future. Defending intellectual property lawsuits and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort of our personnel. An adverse determination in a patent suit or in any other proceeding to which we may be a party could subject us to significant liabilities. An adverse determination could require us to seek licenses from third parties. If licenses were not available on commercially reasonable terms or at all, our business could be harmed.

We would be harmed if we were unable to use one of our facilities.

We manufacture our products at facilities located in Portland, Boston and Stockholm. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power shortage, fire or other natural disaster, would prevent us from supplying products to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

Our principal shareholder has substantial voting power and may exert significant influence over our direction and policies, including any matter requiring shareholder approval.

As of February 15, 2002, Thermo Electron Corporation beneficially owned 16.6% of our outstanding common stock. By virtue of its stock ownership position, Thermo Electron may be able to significantly influence our direction and policies, the election of our Board of Directors and the outcome of any other matter requiring shareholder approval, including any merger, consolidation, sale of substantially all of our assets or other change of control transaction. This concentration of ownership may delay or prevent a change of control or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company.

Our Articles, Bylaws and Shareholder Rights Plan as well as Oregon law contain provisions that could discourage a takeover.

Provisions of our Second Restated Articles of Incorporation, First Restated Bylaws, Oregon law and our Shareholder Rights Plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term and long-term debt obligations. The debt obligations are at variable rates. The Company has not historically utilized interest rate swap or similar hedging arrangements to fix interest rates, but in March 2000, the Company entered into interest rate swap agreements with one of its lender banks for a notional amount of $40.0 million. A change in interest rates on the debt obligations impacts the interest incurred and cash flows. A change in interest rates related to the swap agreements impacts interest incurred, cash flows and the fair value of the instrument.

The sensitivity analysis related to the Company’s debt obligation assumes a change of 10% in the variable interest rates from their levels of December 31, 2001 with all other variables held constant. A 10% increase in market interest rates would result in an increase in interest expense of $0.1 million for the year ended December 31, 2001. A 10% decrease in market interest rates would result in a decrease in interest expense of $0.1 million for the year ended December 31, 2001.

The sensitivity analysis related to the Company’s swap agreements assumes a change of 10% in the variable interest rates from their levels of December 31, 2001 with all other variables held constant. A 10% increase in market interest rates would result in a decrease in interest expense of $0.3 million for the year ended December 31, 2001 and a decrease in the fair value of the obligations of $0.2 million. A 10% decrease in market interest rates would result in an increase in interest expense of $0.3 million for the year ended December 31, 2001 and an increase in the fair value of the obligation of $0.2 million.

The Company has assets, liabilities, and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, revenues from products sold in foreign countries are sold in foreign currencies. Assets and liabilities located outside the United States are primarily located in Sweden and the United Kingdom. The Company’s investment in foreign subsidiaries with a functional currency other than the US dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. The Company does not engage in forward currency exchange contracts to reduce its economic exposure to changes in exchange rates. Because the Company markets, sells and licenses our products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of FLIR Systems, Inc.

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Portland, Oregon
February 8, 2002, except with respect to the matter discussed in
Note 10, as to which the date is February 19, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of FLIR Systems, Inc.

In our opinion, the consolidated statements of operations, of shareholders’ equity and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of FLIR Systems, Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of FLIR Systems, Inc. for any period subsequent to December 31, 1999.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
April 14, 2000

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenue	$214,373	$186,357	$178,556
Cost of goods sold	97,541	104,116	123,228

Gross profit	116,832	82,241	55,328

Operating expenses:
Research and development	27,235	29,150	29,443
Selling, general and administrative	52,285	63,916	62,899
Combination costs	—	—	9,301

Total operating expenses	79,520	93,066	101,643

Earnings (loss) from operations	37,312	(10,825)	(46,315)

Interest expense	9,423	12,022	7,843
Other income, net	(854)	(518)	(2,072)

Earnings (loss) before income taxes	28,743	(22,329)	(52,086)

Income tax provision	2,809	3,725	2,295

Net earnings (loss)	$25,934	$(26,054)	$(54,381)

Net earnings (loss) per share:
Basic	$1.73	$(1.80)	$(3.82)

Diluted	$1.62	$(1.80)	$(3.82)

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$15,514	$11,858
Accounts receivable, net	57,965	39,663
Inventories	47,605	55,495
Prepaid expenses and other current assets	10,503	5,929
Deferred income taxes	8,834	11,943

Total current assets	140,421	124,888
Property and equipment, net	10,806	12,857
Deferred income taxes, net	15,087	11,772
Intangible assets, net	16,811	16,635
Other assets	1,913	839

	$185,038	$166,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,370	$17,716
Accounts payable	18,428	16,247
Deferred revenue	5,314	1,599
Accrued payroll and other liabilities	22,538	17,587
Accrued income taxes	747	2,217
Current portion of capital lease obligations	584	1,103

Total current liabilities	70,981	56,469
Long-term debt	—	75,485
Pension and other long-term liabilities	9,209	6,012

Commitments and contingencies (Notes 9 and 10)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2001 or 2000	—	—
Common stock, $0.01 par value, 30,000 shares authorized, 16,555 and 14,548 shares issued at December 31, 2001 and 2000, respectively	165	145
Additional paid-in capital	194,338	144,118
Accumulated deficit	(84,864)	(110,798)
Accumulated other comprehensive loss	(4,791)	(4,440)

Total shareholders’ equity	104,848	29,025

	$185,038	$166,991

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Annual Comprehensive Earnings (Loss)
	Shares	Amount
Balance, December 31, 1998	14,133	$141	$142,169	$(30,363)	$(2,073)	$109,874
Net loss for the year	—	—	—	(54,381)	—	(54,381)	$(54,381)
Common stock options exercised	238	3	950	—	—	953	—
Common stock issued pursuant to stock compensation plans	18	—	199	—	—	199	—
Translation adjustment	—	—	—	—	(426)	(426)	(426)

Balance, December 31, 1999	14,389	144	143,318	(84,744)	(2,499)	56,219
Comprehensive loss, year ended December 31, 1999							$(54,807)

Net loss for the year	—	—	—	(26,054)	—	(26,054)	$(26,054)
Common stock options exercised	60	—	241	—	—	241	—
Common stock issued pursuant to employee stock purchase plan	99	1	559	—	—	560	—
Translation adjustment	—	—	—	—	(1,941)	(1,941)	(1,941)

Balance, December 31, 2000	14,548	145	144,118	(110,798)	(4,440)	29,025
Comprehensive loss, year ended December 31, 2000							$(27,995)

Net earnings for the year	—	—	—	25,934	—	25,934	$25,934
Common stock issued pursuant to secondary offering, net of costs	1,000	10	41,437	—	—	41,447	—
Common stock issued pursuant to purchase of Optronics Division	100	—	20	—	—	20	—
Common stock issued pursuant to stock compensation plans	22	1	163	—	—	164	—
Common stock options exercised	792	8	7,899	—	—	7,907	—
Common stock issued pursuant to employee stock purchase plan	93	1	701	—	—	702	—
Translation adjustment	—	—	—	—	(351)	(351)	(351)

Balance, December 31, 2001	16,555	$165	$194,338	$(84,864)	$(4,791)	$104,848

Comprehensive earnings, year ended December 31, 2001							$25,583

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Net earnings (loss)	$25,934	$(26,054)	$(54,381)
Income charges not affecting cash:
Depreciation	5,731	8,119	6,944
Amortization	1,769	1,600	2,952
Disposal and write-offs of property and equipment	1,225	4,407	5,131
Fair value adjustment of swap agreements	1,026	1,282	—
Deferred income taxes	(207)	—	(1,012)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,349)	15,174	22,568
Decrease in inventories	11,065	8,300	8,031
(Increase) decrease in prepaid expenses and other current assets	(4,507)	2,893	(68)
(Increase) decrease in other assets	(1,624)	680	(1,052)
Increase (decrease) in accounts payable	1,994	(5,443)	(1,761)
Increase (decrease) in deferred revenue	3,700	(621)	(1,326)
Increase (decrease) in accrued payroll and other liabilities	993	(6,655)	(1,459)
(Decrease) increase in accrued income taxes	(1,817)	(854)	(629)
Increase (decrease) in pension and other long-term liabilities	776	1,082	(7)

Cash provided (used) by operating activities	27,709	3,910	(16,069)

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(4,242)	(7,279)	(7,470)
Cash received from acquisition of Optronics Division	249	—	—

Cash used by investing activities	(3,993)	(7,279)	(7,470)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
Repayment of credit agreement including current portion	(70,000)	(12,600)	(108,291)
Proceeds from credit agreement	—	21,500	159,996
Net increase in international credit line and other short-term debt	759	2,273	(12,299)
Additions of capital leases and other long-term debt	—	—	1,582
Repayments of capital leases and other long-term debt, including current portion	(1,109)	(697)	(19,094)
Common stock issued pursuant to secondary offering, net of costs	41,447	—	—
Proceeds from exercise of stock options	7,907	241	1,152
Proceeds from shares issued pursuant to employee stock purchase plan	702	560	—

Cash (used) provided by financing activities	(20,294)	11,277	23,046

Effect of exchange rate changes on cash	234	(305)	(45)

Net increase (decrease) in cash and cash equivalents	3,656	7,603	(538)
Cash and cash equivalents, beginning of year	11,858	4,255	4,793

Cash and cash equivalents, end of year	$15,514	$11,858	$4,255

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. (the “Company”) designs, manufactures and markets thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial, and government markets. The Company’s products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for surveillance or inspection applications; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. The Company’s thermal imaging systems use advanced infrared technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in all types of adverse conditions including through smoke, haze and most types of fog. Many of the Company’s products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated.

Foreign currency translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into US dollars at current exchange rates while revenues and expenses are translated at average rates for the year. Resulting translation adjustments are reflected as other comprehensive earnings or loss within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currency other than the functional currency are reported directly in the consolidated statement of operations.

Recognition of revenue

Revenue is recognized upon delivery of the product to the customer, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. A provision for the estimated cost of warranty is recorded when revenue is recognized. Provisions for estimated losses on sales or related receivables are recorded when identified. Revenue is stated net of representative commissions. Service revenue is deferred and recognized over the contract period as is the case for extended warranty contracts, or as services are provided.

Research and development

Expenditures for research and development activities are expensed as incurred.

Cash and cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2001, is $1.6 million restricted as collateral on certain outstanding letters of credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Inventories

Inventories are generally stated at the lower of cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard basis that approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventories for obsolete and excess items.

Property and equipment

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Such lives range from three to ten years. Repairs and maintenance are charged to expense as incurred.

Long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value.

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred.

Earnings per share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2001	2000	1999
Weighted average number of common shares outstanding	14,992	14,472	14,252
Assumed exercise of stock options net of shares assumed reacquired under the treasury stock method	1,044	—	—

Diluted shares outstanding	16,036	14,472	14,252

The effect of stock options for the years ended December 31, 2001, 2000 and 1999 that aggregated 805,700, 2,131,966 and 1,494,490 respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Supplemental cash flow disclosure (in thousands)

	Year ended December 31,
	2001	2000	1999
Cash paid for:
Interest	$7,943	$10,438	$5,013
Taxes	$3,519	$4,114	$2,941
Common stock issued for purchase of Optronics Division	$1,435	$—	$—

Fair value of financial assets and liabilities

The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximates fair value as of December 31, 2001. The Company has interest rate swap agreements that are accounted for on a fair value basis.

Stock-based compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method described in SFAS No. 123. The Company follows the provisions of APB 25 and related interpretations in accounting for its employee stock option plans. (see Note 13).

Concentration of risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Concentration of credit risk with respect to trade receivables is limited because a relatively large number of geographically diverse customers make up the Company’s customer base, thus diversifying the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary.

The Company purchases certain key components from sole or limited source suppliers.

The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

inventories, recoverability of deferred tax assets, loss contingencies and adequacy of warranty accruals. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.

Comprehensive earnings (loss)

The cumulative translation adjustment represents the Company’s only other comprehensive earnings (loss) item. The translation adjustment represents unrealized gains/losses resulting from the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.”

Reclassifications

Certain reclassifications have been made to prior years’ data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141,”Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which will be adopted by the Company in the first quarter of 2002.

The Company expects that the adoption of SFAS No. 142 will result in a pre-tax increase to net earnings of approximately $1.1 million for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and does not expect to recognize any impairments. The Company anticipates that it will continue to amortize all of its identifiable intangible assets, which consists primarily of patents and a cooperation agreement.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associates with that Statement. SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

Note 2.    Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.9 million and $2.6 million at December 31, 2001 and 2000, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2001	2000
Raw material and subassemblies	$28,443	$29,546
Work-in-progress	11,658	14,139
Finished goods	7,504	11,810

	$47,605	$55,495

Note 4.    Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31,
	2001	2000
Machinery and equipment	$22,154	$22,642
Office equipment and other	26,083	22,439

	48,237	45,081
Less accumulated depreciation	(37,431)	(32,224)

	$10,806	$12,857

Property and equipment includes the cost of equipment held by the Company under capital lease agreements. Such cost and related accumulated depreciation aggregated $2.5 million and $1.4 million, respectively, at December 31, 2001, and $3.8 million and $1.9 million, respectively, at December 31, 2000.

Note 5.    Intangible Assets

Intangible assets are being amortized on a straight-line basis and are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2001	2000
Goodwill	15	$16,954	$16,954
Patents	17	4,458	4,458
Cooperation agreement and other	10	1,840	—

		23,252	21,412
Less accumulated amortization		(6,441)	(4,777)

		$16,811	$16,635

Note 6.    Notes Payable

The Company entered into a Credit Agreement with a number of lender banks as of December 16, 1999. This Credit Agreement was amended effective as of January 23, 2001. The Credit Agreement, as amended, provided the Company with a borrowing facility to a maximum of $93.4 million and required certain principal payments that effectively reduced the maximum borrowing facility. As of December 31, 2001, and as a result of

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Notes Payable—(Continued)

principal payments made through that date, the Company had $19.9 million of borrowings in addition to $1.9 million of standby letters of credit, with $4.1 million of financing available to the Company. At December 31, 2001, the interest rate under the Amended Credit Agreement was 6.5%, which was the prime rate of the primary lender for domestic borrowings plus 1.75%. The Amended Credit Agreement expires on July 15, 2002.

The Amended Credit Agreement includes one financial covenant related to the Company achieving certain levels of profitability beginning with the quarter ending March 31, 2001. The Credit Agreement is collateralized by substantially all of the assets of the Company. The Company was in compliance with this covenant as of December 31, 2001. The Amended Credit Agreement requires minimum cumulative payments through June 30, 2002. As of December 31, 2001, the Company has made all of the payments that are required through June 30, 2002.

The Company has interest rate swap agreements that were entered into to minimize its exposure to fluctuations in interest rates under the original Credit Agreement. The agreements include notional principal amounts of $30 million and $10 million that terminate in March 2003 and March 2005, respectively. Under these agreements, the Company pays interest based upon fixed rates ranging from 6.69% to 7.18%, while receiving interest based upon variable one-month LIBOR rates that was 1.93% at December 31, 2001. At December 31, 2001 and 2000, the Company has recorded the fair value obligation related to these agreements of $2.3 million and $1.3 million, respectively, and is included in other long-term liabilities. The change in fair value of these agreements and interest rate differentials to be paid or received under these agreements are recognized as incurred and are included in interest expense.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.8 million) line of credit at 4.3% at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company had $3.5 million and $2.7 million, respectively, outstanding on this line. This line of credit is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

Note 7.    Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	December 31,
	2001	2000
Amended Credit Agreement (Note 6)	$19,900	$89,900
Capital leases	584	1,688

	20,484	91,588
Less current portion	(20,484)	(16,103)

	$—	$75,485

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan. In addition, beginning in 2001, the Company offers a Supplemental Executive Retirement Plan (SERP) for the executive officers of the Company. A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year ended December 31,
	2001	2000
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of the period	$3,046	$3,627
Service costs	283	—
Interest costs	216	167
Actuarial loss (gain)	19	(27)
Benefits paid	(75)	(63)
Additional PBO upon adoption of SERP	869	—
Foreign currency exchange changes	(297)	(658)

Projected benefit obligation at December 31	$4,061	$3,046

Fair value of plan assets at January 1	$—	$—
Unfunded status	4,061	3,046
Unrecognized net loss	(85)	(73)
Unrecognized prior service cost	(802)	—
Unrecognized transition obligation	241	296

Pension liability recognized	$3,415	$3,269

For the defined benefit pension plan for employees outside the United Stated, weighted average discount rates were assumed to be 5.5% and 7.5% for the years ended December 31, 2001 and 2000, respectively.

For the SERP, the weighted average discount rate was assumed to be 7.5% and the rate of increase in compensation levels was assumed to be 3.0% for the year ended December 31, 2001. An additional minimum liability of $0.7 million has been recognized for the SERP representing the excess of the unfunded accumulated benefit obligation over the accrued pension cost.

Components of net periodic benefit cost are as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Service costs	$283	$—	$—
Interest costs	216	167	162
Net amortization and deferral	40	(30)	(34)

Net periodic pension costs	$539	$137	$128

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Pension Plans—(Continued)

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $1.0 million, $1.2 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999 respectively. The Company also has an unfunded retirement obligation to a former executive officer that has been recorded and is reported in other long-term liabilities.

Note 9.    Commitments

The Company leases its primary facilities under various operating leases that expire in 2002 through 2006. Total rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $4.5 million, $4.2 million and $4.2 million, respectively.

Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 2001 are as follows (in thousands):

	Capital leases	Operating leases
2002	$605	$3,362
2003	—	3,386
2004	—	3,128
2005	—	1,732
2006	—	346
Thereafter	—	—

Total minimum lease payments	605	$11,954

Less amount representing interest	(21)

Present value of lease payments	$584

Note 10.    Litigation

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of us and certain officers, directors, employees and other individuals presently and formerly associated with our company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. We believe that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of our financial statements for those periods and to class action lawsuits by our shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from our current and former officers and employees and others.

On February 19, 2002, the staff of the SEC advised us that they intend to recommend that the SEC bring a civil injunctive action against us seeking a permanent injunction against us for violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder. These statutes and rules generally include the antifraud provisions of the Securities Act and the antifraud, reporting and record

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Litigation—(Continued)

keeping provisions of Exchange Act and the rules thereunder. The recommendation of the SEC staff does not include civil penalties, fines or other claims for damages and is for the years 1998 and 1999.

We have engaged in discussions with the staff of the SEC in an attempt to reach a settlement of the legal action contemplated by the staff, but as of this date have been unable to reach agreement on the terms of settlement. We have also submitted a written statement to the SEC as to why we believe the SEC should not bring the civil injunctive action recommended by the staff. At this time, we do not know whether the SEC will authorize the commencement of the injunctive action recommended by its staff or whether the SEC will authorize any other legal action or commence any administrative actions against us. If we are not able to negotiate a settlement with the SEC with regard to any such injunctive actions or administrative proceedings, we intend to vigorously defend against any such actions or proceedings.

An adverse finding against us by the SEC on the terms proposed by the staff could also result in the loss of our ability to rely on the safe harbor for forward-looking statements provided by the Securities Litigation Reform Act of 1995. In addition, we expect to continue to incur expenses associated with responding to the investigation and any legal or administrative proceedings commenced by the SEC involving the Company or former or current officers, directors and employees, and any such proceedings may divert the efforts of our management team from normal business operations.

The Company is involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

While the ultimate results of the matters described above cannot presently be determined, management does not expect that they will have a material adverse effect on the Company’s results of operations, financial position or cash flows. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

Note 11.    Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109) requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events and basis differences that have been recognized in the Company’s financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

Pre-tax earnings (loss) by significant geographical location is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
United States	$13,250	$(34,183)	$(64,670)
Foreign	15,493	11,854	12,584

	$28,743	$(22,329)	$(52,086)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes—(Continued)

The provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Current tax expense (benefit):
Federal	$(694)	$—	$510
State	813	165	12
Foreign	2,896	2,984	2,785

	3,015	3,149	3,307

Deferred tax expense (benefit):
Federal	8,825	(1,709)	(14,342)
State	508	(201)	(2,337)
Foreign	837	576	10

	10,170	(1,334)	(16,669)

Increase (decrease) in valuation allowance	(10,376)	1,910	15,657

Total provision	$2,809	$3,725	$2,295

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2001	2000
Allowance for doubtful accounts	$527	$680
Warranty reserve	801	707
Inventory basis differences	4,811	8,693
Accrued liabilities	538	1,689
Deferred revenue	1,699	607
Other	458	(433)

Net current deferred tax assets	$8,834	$11,943

Acquired in-process research and development	—	$10,143
Net operating loss carryforwards	31,876	31,356
Credit carryforwards	3,745	3,186
Depreciation	(541)	(181)
Foreign untaxed legal reserves	(2,256)	(1,878)
Unremitted foreign earnings	—	(6,789)
Other	460	—

Gross long-term deferred tax asset	33,284	35,837
Deferred tax asset valuation allowance	(18,197)	(24,065)

Net long-term deferred tax asset	$15,087	$11,772

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year ended December 31,
	2001	2000	1999
Statutory federal tax rate	34.0%	(34.0)%	(34.0)%
Increase (decrease) in rates resulting from:
State taxes	2.9	(3.0)	(4.5)
Foreign sales corporation benefit	—	—	4.6
Utilization of research and development credits	—	—	(1.3)
Increase (decrease) in valuation allowance	(36.1)	8.6	30.1
Non-deductible expenses	—	2.1	2.5
Correction of prior year estimates	—	14.0	—
Foreign rate differential	(3.3)	—	—
Net effect of unremitted foreign earnings	11.7	32.0	—
Other	0.6	(3.0)	7.0

Effective tax rate	9.8%	16.7%	4.4%

At December 31, 2001, the Company had US tax net operating loss carryforwards (NOLs) totaling approximately $83.9 million and which expire in the years 2005 through 2021. Additionally, the Company has various US tax credits available aggregating $3.7 million, which expire in the years 2007 through 2020. Approximately $13.8 million of the Company’s NOLs were generated, primarily in 2001, as a result of deductions related to exercises of stock options. The tax benefit of this portion of the NOLs has been fully reserved for in the valuation allowance. If utilized in the future, this portion of the US NOLs, as tax effected, will be accounted for as a direct increase to additional paid-in capital rather than as a reduction of that year’s provision for income taxes.

In 2001, the Company changed its policy of providing taxes on unremitted foreign earnings. Given the substantial increase in corporate liquidity, the potential negative US tax consequences of remitting foreign earnings, and the Company’s strategic intent to permanently reinvest foreign earnings, the company no longer provides taxes on unremitted foreign earnings. Accordingly, the deferred tax liability on unremitted foreign earnings were eliminated in 2001. The recognition of the acquired in-process research and development deferred tax asset recorded in prior years was fully dependent on the intent to remit earnings of the foreign subsidiaries to the US parent. Accordingly, given the change noted above, this asset was written off in 2001. The combined net deferred tax assets related to these two accounts had been fully reserved for in prior years, thus the valuation allowance was adjusted accordingly.

SFAS 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company has recorded a substantial valuation allowance amounting to $18.2 million and $24.1 million at December 31, 2001 and 2000, respectively, against such deferred tax assets. The Company believes that the net deferred tax asset of $23.9 million reflected on the December 31, 2001 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes—(Continued)

margins, successful implementation of tax planning strategies, and other factors beyond the Company’s control. No assurance can be given that sufficient taxable income will be generated for full utilization of the net deferred tax assets. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

Note 12.    Capital Stock

On December 18, 2001, the Company completed a public offering of 1,500,000 shares of common stock, including 1,000,000 shares of common stock issued and sold by the Company. The net proceeds to the Company of $41.4 million were utilized to reduce amounts outstanding under the Company’s Amended Credit Agreement. The remaining 500,000 shares included in the public offering were provided by a third-party shareholder.

On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan that provides for the issuance of one right for each share of outstanding common stock. The Company has reserved 300,000 shares of its capital series A Junior Participating Preferred Stock under this plan. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company’s A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company’s common stock at a purchase price of $65.00, subject to adjustment. The Company will generally be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15% or more of the Company’s common stock. If an acquiring person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock and the Company does not redeem or exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights’ then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 13.    Stock Option and Stock Purchase Plans

The Company has stock incentive plans for employees, consultants, and non-employee directors of the Company. Under the plans, incentive stock options or non-qualified stock options may be granted with an exercise price of not less than the fair market value of the stock on the date of grant. The options generally become exercisable over a three-year period beginning one year after date of grant and expire ten years from the date of grant. The plans terminate in 2002 and 2003. In 1998, the Company increased the number of shares of common stock reserved for future issuance pursuant to its incentive stock plans to 4,269,400.

The Company has elected to account for its employee stock-based compensation under APB 25; however, as required by SFAS No. 123, the Company has computed for pro forma disclosure purposes the value of options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 2001, 2000 and 1999 were a risk-free interest rate of 3.8%, 6.1% and 5.5%, respectively; an expected dividend yield of 0%; an expected life of three years; and an expected volatility of 85.0%, 77.9% and 49.5%, respectively.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2001, 2000 and 1999, the total value of the options granted was computed to be $28.9 million, $9.4 million and $3.4 million, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Stock Option and Stock Purchase Plans—(Continued)

If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net earnings and pro forma net earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net earnings (loss)—as reported	$25,934	$(26,054)	$(54,381)
Net earnings (loss)—pro forma	$20,456	$(28,995)	$(56,744)
Earnings (loss) per share:
Basic—as reported	$1.73	$(1.80)	$(3.82)
Diluted—as reported	$1.62	$(1.80)	$(3.82)
Earnings (loss) per share:
Basic—pro forma	$1.36	$(2.00)	$(3.98)
Diluted—pro forma	$1.28	$(2.00)	$(3.98)

The effects of applying SFAS No. 123 for providing pro forma disclosure for 2001, 2000 and 1999 are not likely to be representative of the effects on reported net earnings and earnings per share for future years, since options vest over several years and additional awards may be made.

The table below summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price
Balance at December 31, 1998	1,420,394	$11.84
Granted	511,600	17.14
Exercised	(237,528)	4.12
Terminated	(199,976)	17.28

Balance at December 31, 1999	1,494,490	14.15
Granted	1,366,700	6.86
Exercised	(60,535)	3.68
Terminated	(668,689)	13.20

Balance at December 31, 2000	2,131,966	10.11
Granted	885,621	32.96
Exercised	(792,463)	9.98
Terminated	(2,342)	12.82

Balance at December 31, 2001	2,222,782	$19.07

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Stock Option and Stock Purchase Plans—(Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and the remaining contractual lives by group of similar price and grant dates of options outstanding and exercisable as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.38—$ 6.16	481,228	$ 6.10	8.7	276,329	$ 6.09
$ 6.75—$ 7.50	424,470	7.40	8.7	256,976	7.40
$ 8.06—$13.75	157,364	12.07	4.7	145,950	12.30
$14.00—$17.13	257,021	16.61	6.8	192,092	16.57
$17.25—$30.50	296,799	25.86	8.8	269,335	26.47
$37.00—$46.32	605,900	37.09	10.0	900	45.22

	2,222,782	$19.07	8.6	1,141,582	$13.78

Options available for grant at December 31, 2001 totaled 168,930 shares.

In 1999, the Company established an Employee Stock Purchase Plan (ESPP). Under the plan, the Company is authorized to sell up to 1,500,000 shares of common stock in a series of six-month offerings. Substantially all employees of the Company are eligible to participate in the plan. Employees may contribute up to 10% of their annual compensation to the ESPP, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The purchase price is the lesser of 85% of the fair market value of the common stock on the enrollment date or on the purchase date. During 2001 and 2000, the Company issued 93,114 and 99,195 shares, respectively.

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

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based upon net revenue for each segment and does not evaluate segment performance on any other income statement measurement.

Operating segment information for revenue is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Imaging	$122,889	$99,218	$89,928
Thermography	91,484	87,139	88,628

	$214,373	$186,357	$178,556

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Segment Information—(Continued)

Information related to revenue by significant geographical location is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
United States	$113,683	$96,140	$88,971
Europe	57,206	47,668	51,539
Other foreign	43,484	42,549	38,046

	$214,373	$186,357	$178,556

Major customers:
US government	$46,541	$33,902	$35,493

Long-lived assets by significant geographic location is as follows (in thousands):

	2001	2000
United States	$8,772	$10,502
Europe	20,758	19,829

	$29,530	$30,331

Note 15.    Acquisition of Optronics Division

On July 13, 2001, the Company acquired certain net assets of the Optronics Division of Saabtech Electronics AB, effective as of July 1, 2001. In connection with the acquisition of Optronics, the Company issued 100,000 shares of its common stock to complete the acquisition. The shares are restricted and the Company is obligated, upon request by Saabtech Electronics AB, to repurchase the shares at a price of $14.15 per share. Accordingly, this obligation is recorded in other long-term liabilities. In addition to the net assets acquired, the Company received cash of $0.3 million. The purchase price of $1.4 million, representing the market value of the shares issued, was allocated to the assets acquired and liabilities assumed based on their estimated values with the excess assigned to a cooperation agreement received in the acquisition. The cooperation agreement designates the Company as a preferred supplier to Saab Bofors Dynamics AB.

Note 16.    Inframetrics Merger

Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 19, 1999 by and among the Company, IRABU Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Inframetrics, Inc., a Delaware corporation (“Inframetrics”) and the stockholders of Inframetrics, Merger Sub was merged with and into Inframetrics as of March 30, 1999 (the “Effective Time”).

The shares of capital stock of Inframetrics outstanding immediately prior to the effective time were converted into and exchanged for a total of 2,107,552 shares of the Company’s common stock (including 210,755 shares of the Company’s common stock held in escrow to secure the indemnification obligations of the stockholders of Inframetrics until September 26, 1999). In addition, all employee stock options to purchase Inframetrics common stock that were outstanding immediately prior to the effective time were assumed by the Company. A total of 192,439 shares of the Company’s common stock are issuable upon the exercise of the stock options assumed by the Company in the merger.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Inframetrics Merger—(Continued)

The transaction was accounted for as a pooling of interests and, therefore, financial statements reflect combined operations and financial position for all such periods.

In conjunction with the merger, the Company recorded in 1999 a one-time charge of $34.6 million consisting of a reserve for duplicative inventories of $25.3 million, transaction related costs of $3.2 million and cost to exit activities of $6.1 million.

The inventory reserve relates to duplicative product lines created by the merger and is included in cost of goods sold. The transaction related costs consisted of investment advisor fees, legal and accounting fees and other direct transaction costs. Such costs are included in combination costs, a separate line item in operating expenses. The cost to exit activities amount relates to estimated shut down costs related to duplicative sales offices in the United Kingdom, Germany and France. As of December 31, 2001, the Company has written off and disposed of all of the inventory and has paid all of the transaction related costs and the cost to exit activities.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.
(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2001
Revenue	$50,472	$51,395	$47,499	$65,007
Gross profit	27,291	28,695	25,962	34,884
Net earnings	3,874	5,624	6,173	10,263
Net earnings per share:
Basic	$0.27	$0.38	$0.41	$0.66
Diluted	$0.27	$0.36	$0.38	$0.61

	Q1	Q2(1)	Q3(2)	Q4(3)
2000
Revenue	$36,678	$52,560	$39,912	$57,207
Gross profit	19,339	23,110	10,754	29,038
Net (loss) earnings	(3,906)	(6,575)	(18,149)	2,576
Net (loss) earnings per share:
Basic	$(0.27)	$(0.45)	$(1.25)	$0.18
Diluted	$(0.27)	$(0.45)	$(1.25)	$0.18

(1)
During the second quarter of 2000, the Company recorded one-time pre-tax charges of $7.3 million primarily related to streamlining our manufacturing and corporate operations. The charges include $6.9 million related to cost accumulations and asset valuations that have been written off and $0.4 million for workforce reductions and related costs. Excluding these charges, gross profit, net earnings, basic net earnings per share and diluted net earnings per share would have been $27,183, $727, $0.05 and $0.05, respectively.

(2)
During the third quarter of 2000, the Company recorded one-time pre-tax charges of $12.7 million primarily related to streamlining our manufacturing and corporate operations. The charges include $9.0 million related to eliminating older or lower margin products, $1.9 million related to cost accumulations and asset valuations that have been written off and $1.8 million for workforce reductions and related costs. Excluding these charges, gross profit, net loss, basic net loss per share and diluted net loss per share would have been $19,940, $(5,427), $(0.37) and $(0.37), respectively.

(3)
During the fourth quarter of 2000, the Company recorded one-time pre-tax charges of $0.5 million related to the settlement of the class action lawsuit. Excluding this charge, net earnings, basic net earnings per share and diluted net earnings per share would have been $3,076, $0.21 and $0.21, respectively.

The sum of the quarterly earnings (loss) per share does not always equal the annual earnings (loss) per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 2, 2000, the Company dismissed PricewaterhouseCoopers, LLP (“PricewaterhouseCoopers”) as its independent auditors. The action was approved by the Board of Directors and the Audit Committee of the Board of Directors. The audit reports of PricewaterhouseCoopers on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1998 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report on the financial statements for the year ended December 31, 1999 included an emphasis of a matter paragraph referring to the restatement of the 1998 financial statements, as described in the notes thereto.

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

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 1999, PricewaterhouseCoopers delivered to the Company its Report to the Audit Committee—Results of 1999 Audit (the “Report”). The Report stated that, in the course of PricewaterhouseCoopers’ audit of the Company’s consolidated financial statements for the year ended December 31, 1999, PricewaterhouseCoopers noted certain matters involving the internal control structure or its operations that it considered to be material weaknesses. The Report identified material weaknesses in internal controls in three areas: (i) lack of follow-up by personnel independent from the inventory costing system, (ii) the use of manual entries to general ledger account balances for sales, cost of sales, accounts receivable, inventory and intercompany receivables and payables and the lack of regular and timely follow-up of the related accounts, and (iii) the lack of regular and timely reconciliation of inter-company receivable and payable accounts and follow-up of the related accounts. The Report also stated that, as a result of the material weaknesses in internal controls identified in the Report, PricewaterhouseCoopers had determined that it would be unable to perform a review of the Company’s March 31, 2000 interim financial statements (the “First Quarter SAS 71 Review”) and that PricewaterhouseCoopers believed that the material weaknesses raised questions about the Company’s ability to prepare interim consolidated financial information that was both timely and accurate. The Company authorized PricewaterhouseCoopers to respond fully to questions from any successor auditors regarding this matter. The Company believes that it has corrected the deficiencies identified by PricewaterhouseCoopers.

The Company requested that PricewaterhouseCoopers furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements contained herein. A copy of such letter dated May 9, 2000 was filed as Exhibit 16.1 to the Current Report on Form 8-K, dated May 9, 2000.

On July 13, 2000, the Company engaged Arthur Andersen LLP (“Arthur Andersen”) as its independent auditors for the fiscal year ended December 31, 2000. The engagement of Arthur Andersen was approved by the Company’s Board of Directors.

During the then two most recent fiscal years and the interim period through May 2, 2000, the date Arthur Andersen was retained to conduct the First Quarter SAS 71 Review, neither the Company nor any person on its behalf consulted Arthur Andersen regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of the Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

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

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management—Executive Officers” and “Section 16 Reports” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Executive Compensation” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The financial statements are included in Item 8 above.

(a)(2)  Financial Statement Schedules

The following schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

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

10.1
Form of Indemnity Agreement between the FLIR Systems, Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	1984 Incentive Stock Option Plan and Amendments (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-62582))(1)

10.3	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.4	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(4)

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

10.15	FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 30, 1999).(1)

10.16	Contract for the Supply of Uncooled Imaging Modules, dated August 8, 1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed December 2, 1999).(2)

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

10.20
Amendment to Credit Agreement among FLIR Systems, Inc. and Bank of America N.A. and certain other financial institutions dated as of January 23, 2001 (incorporated by reference to Exhibits to Form 10-K filed on April 30, 2001).

10.21	Amendment to Security Agreement dated as of January 23, 2001 between FLIR Systems, Inc. and Bank of America N.A. as Agent (incorporated by reference to Exhibits to Form 10-K filed on April 30, 2001).

10.22	Executive Employment Agreement dated as of January 1, 2002 between FLIR Systems, Inc. and Earl R. Lewis.(1)

10.23
Form of Change in Control Agreement dated as of May 8, 2001 (Earl R. Lewis, Arne Almerfors, Stephen M. Bailey, James A. Fitzhenry, Daniel L. Manitakos, William A. Sundermeier, Andrew C. Teich, and Detlev H. Suderow)(1)

10.24	FLIR Systems, Inc. Supplemental Executive Retirement Plan(1)

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of Arthur Andersen LLP.

23.1	Consent of PricewaterhouseCoopers LLP.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

(2)	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

(b)  During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2002.

FLIR SYSTEMS, INC. (Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 12, 2002.

Signature	Title

/s/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ JOHN C. HART John C. Hart	Director

/s/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/s/ W. ALLEN REED W. Allen Reed	Director

/s/ RONALD L. TURNER Ronald L. Turner	Director

/s/ STEVEN E. WYNNE Steven E. Wynne	Director

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of the Year	Charges to Costs and Expenses	Charged to Other Accounts— Described	Deductions— Described		Balance at the End of the Year
Year ended December 31, 2001
Allowance for Doubtful Accounts	$2,608	$385	$0	$(1,045	)(1)	$1,948

Year ended December 31, 2000
Allowance for Doubtful Accounts	$4,772	$1,122	$0	$(3,286	)(2)	$2,608

Year ended December 31, 1999
Allowance for Doubtful Accounts	$3,216	$5,221	$0	$(3,665	)(2)	$4,772

(1)	Deductions include write-offs, net of recoveries of $545 and $500 that has been applied to certain non-trade receivables.

(2)	Deductions represents write-offs, net of recoveries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
FLIR Systems, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements, as of and for the years ended December 31, 2001 and 2000 included in FLIR Systems, Inc. and subsidiaries’ Form 10-K, and have issued our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts Schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The Valuation and Qualifying Accounts Schedule for the years ended December 31, 2001 and 2000 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Portland, Oregon
February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of FLIR Systems, Inc.

Our audit of the consolidated financial statements referred to in our report dated April 14, 2000, appearing in the 2001 Annual Report on Form 10-K of FLIR Systems, Inc. also included an audit of the financial statement schedule for the year ended December 31, 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the financial statement schedule of FLIR Systems, Inc. for any period subsequent to December 31, 1999.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
April 14, 2000