Form 10-Q
period 2002-03-31
FLIR SYSTEMS INC
filed 2002-04-24
CIK 354908

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission file number 0-21918

FLIR Systems, Inc.
(Exact name of Registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

16505 S.W. 72nd Avenue, Portland, Oregon	97224
(Address of principal executive offices)	(Zip Code)

(503) 684-3731
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

At April 17, 2002, there were 16,719,834 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$58,098	$50,472
Cost of goods sold	26,799	23,181

Gross profit	31,299	27,291

Operating expenses:
Research and development	7,089	6,105
Selling, general and administrative	13,819	13,362

Total operating expenses	20,908	19,467
Earnings from operations	10,391	7,824

Interest expense	318	3,454
Other income, net	(124)	(188)

Earnings before income taxes	10,197	4,558
Income tax provision	1,529	684

Net earnings	$8,668	$3,874

Net earnings per share:
Basic	$0.52	$0.27

Diluted	$0.49	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,271	$15,514
Accounts receivable, net	50,894	57,965
Inventories	52,368	46,560
Prepaid expenses and other current assets	12,605	11,548
Deferred income taxes	8,834	8,834

Total current assets	132,972	140,421
Property and equipment, net	12,530	10,806
Deferred income taxes, net	15,087	15,087
Intangible assets, net	16,731	16,811
Other assets	2,783	1,913

	$180,103	$185,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$3,748	$23,370
Accounts payable	21,995	18,428
Deferred revenue	5,017	5,314
Accrued payroll and other liabilities	22,745	22,538
Accrued income taxes	1,812	747
Current portion of capital lease obligations	397	584

Total current liabilities	55,714	70,981

Pension and other long-term liabilities	8,960	9,209

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2002, and December 31, 2001	—	—
Common stock, $0.01 par value, 30,000 shares authorized, 16,720 and 16,555 shares issued at March 31, 2002, and December 31, 2001, respectively	166	165
Additional paid-in capital	196,158	194,338
Accumulated deficit	(76,196)	(84,864)
Accumulated other comprehensive loss	(4,699)	(4,791)

Total shareholders’ equity	115,429	104,848

	$180,103	$185,038

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$8,668	$3,874
Income charges not affecting cash:
Depreciation and amortization	1,524	2,110
Disposals and write-offs of property and equipment	41	114
Fair value adjustment on interest swaps	(418)	786
Deferred income taxes	—	(12)
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,160	2,372
(Increase) decrease in inventories	(5,713)	4,419
Increase in prepaid expenses and other current assets	(1,111)	(599)
Increase in other assets	(975)	(268)
Increase (decrease) in accounts payable	3,510	(6,251)
(Decrease) increase in deferred revenue	(307)	1,126
Increase in accrued payroll and other liabilities	132	2,179
Increase (decrease) in accrued income taxes	1,042	(1,276)
Increase in pension and other long-term liabilities	137	155

Cash provided by operating activities	13,690	8,729

Cash flows from investing activities:
Additions to property and equipment	(2,976)	(1,788)

Cash used by investing activities	(2,976)	(1,788)

Cash flows from financing activities:
Repayment of credit agreement	(19,900)	(9,000)
Net (decrease) increase in international credit line	279	(215)
Repayment of capital leases	(187)	(427)
Proceeds from exercise of stock options	1,821	196

Cash used by financing activities	(17,987)	(9,446)

Effect of exchange rate changes on cash	30	(339)

Net decrease in cash and cash equivalents	(7,243)	(2,844)
Cash and cash equivalents, beginning of period	15,514	11,858

Cash and cash equivalents, end of period	$8,271	$9,014

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2002.

Certain reclassifications have been made to prior year’s data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Note 2.    Net Earnings Per Share

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2002	2001
Weighted average number of common shares outstanding	16,650	14,561
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	1,147	43

Diluted shares outstanding	17,797	14,604

There were no stock options excluded for the three months ended March 31, 2002. The effect of stock options for the three months ended March 31, 2001 that aggregated 1,457,495 have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw material and subassemblies	$33,027	$28,443
Work-in-progress	15,118	11,658
Finished goods	4,223	6,459

	$52,368	$46,560

Note 4.    Notes Payable

During the three months ended March 31, 2002, the Company repaid all amounts outstanding under its Credit Agreement dated December 16, 1999, and amended on January 23, 2001, and terminated such Credit Agreement. On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. The Credit Agreement contains four financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.9 million) line of credit at 4.3 percent at March 31, 2002. At March 31, 2002, the Company had $3.7 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

Note 5.    Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$8,668	$3,874
Foreign currency translation gain (loss)	92	(1,107)

Total comprehensive income	$8,760	$2,767

Foreign currency translation gains and losses represents unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.    Litigation

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. We believe that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of our financial statements for those periods and to class action lawsuits by our shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from our current and former officers and employees and others.

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

During the three months ended March 31, 2002, the Company accrued a liability and charged operations for $0.6 million for the estimated costs of settling a claim related to the consolidation of operations with Inframetrics, Inc. in 1999.

The Company is also involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

Except for the aforementioned claim, the ultimate results of the matters described above cannot presently be determined and management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position. Therefore, no adjustments, other than the $0.6 million accrued for the estimated claim settlement costs, have been made to the accompanying financial statements relative to these matters.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Operating segment information for revenue is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Thermography	$20,283	$21,933
Imaging	37,815	28,539

	$58,098	$50,472

Long-lived assets by significant geographic location is as follows (in thousands):

	March 31, 2002	December 31, 2001
United States	$9,189	$8,772
Europe	22,855	20,758

	$32,044	$29,530

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenue.    The Company’s revenue for the three months ended March 31, 2002 increased 15.1 percent, from $50.5 million in the first quarter of 2001 to $58.1 million in the first quarter of 2002. The increase in revenue was due to an increase in unit volumes due to the growth in the number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $9.3 million, or 32.5 percent, from $28.5 million in the first quarter of 2001 to $37.8 million in the first quarter of 2002. The increase in Imaging revenue in the first quarter of 2002 was primarily due to an increase in sales of the Company’s ground-based surveillance products.

Thermography revenue decreased by 7.5 percent, from $21.9 million in the first quarter of 2001 to $20.3 million in the first quarter of 2002. Revenue comparisons between 2002 and 2001 for the three-month period were negatively impacted by foreign currency translations as the US dollar has strengthened against European currencies. Excluding the negative impact of the changing currency translation rates, Thermography revenue would have shown a decrease of 4.4 percent for the three-month period ended March 31, 2002. This decrease in Thermography revenue in the three-month period of 2002 was primarily due to slightly lower capital spending related to world economic conditions.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. The Company believes that the overall increase in total revenue of 15.1 percent is indicative of the growth it expects for annual 2002 over that of 2001 but expects that the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 45.8 percent and 39.8 percent for the quarters ended March 31, 2002 and 2001, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit.    Gross profit for the quarter ended March 31, 2002 was $31.3 million compared to $27.3 million for the same quarter last year. As a percentage of revenue, gross profit was 53.9 percent in the first quarter of 2002 compared to 54.1 percent in the first quarter of 2001. The slight decrease is primarily due to higher percentage of Imaging revenue as the margins for those products typically are lower than the margins for Thermography products.

Research and development expense.    Research and development expense for the first quarter of 2002 totaled $7.1 million, compared to $6.1 million in the first quarter of 2001. The increase is primarily attributable to the general growth in the Company’s business. As a percentage of revenue, research and development was 12.2 percent and 12.1 percent for the three months ended March 31, 2002 and 2001, respectively.

The Company anticipates annual spending for research and development as a percentage of revenue to be comparable to the level experienced in the first three months of 2002. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $13.8 million for the quarter ended March 31, 2002, compared to $13.4 million for the quarter ended March 31, 2001. General spending increases due to the growth in the Company’s business and a charge of $0.6 million for the accrual of estimated settlement costs related to a claim related to the consolidation of operations with Inframetrics, Inc. in 1999 were partially offset by a reduction of $0.3 million for the discontinuation of the amortization of goodwill in 2002 from the adoption of a new accounting standard. Selling, general and administrative expenses as a percentage of revenue were 23.8 percent and 26.5 percent for the quarters ended March 31, 2002 and 2001, respectively.

Interest expense.     Interest expense decreased from $3.5 million in the first quarter of 2001 to $0.3 million for the quarter ended March 31, 2002. The decrease in the first quarter of 2002, as compared to the same quarter last year was due to the reduction of the outstanding debt and lower interest rates and the difference in the mark-to-market adjustment related to the interest swap agreements in the three month period of 2002, compared to the comparable periods in 2001.

Income taxes.    The income tax provision of $1.6 million for the three months ended March 31, 2002 represents an effective tax rate of 15 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions and represents primarily foreign taxes. Management will continue to assess the extent and timing of future profitability and will adjust the effective tax rate as necessary to reflect the impact of actual results.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash on hand, net of short-term borrowings of $4.1 million compared to short-term borrowings, net of cash on hand of $8.4 million at December 31, 2001. During the three months ended March 31, 2002, the Company repaid all amounts outstanding under its December 16, 1999 Credit Agreement, terminated such agreement and entered into a new credit agreement. At March 31, 2002, there were no amounts outstanding under the new credit agreement.

Cash provided by operating activities in the first three months of 2002 was $13.7 million, compared to $8.7 million for the first three months of 2001. Cash provided from operating activities was principally due to net earnings for the period and a reduction in accounts receivable, partially offset by an increase in inventories.

Accounts receivable decreased from $58.0 million at December 31, 2001 to $50.9 million at March 31, 2002, primarily as a result of the seasonal decline in sales from the fourth quarter to the first quarter. Days sales outstanding decreased from 99 days at December 31, 2001 to 79 days at March 31, 2002. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At March 31, 2002, the Company had inventories on hand of $52.4 million compared to $46.6 million at December 31, 2001. The increase was primarily the result of the anticipation of increased future shipments and recent new product introductions.

At March 31, 2002, the Company had prepaid expenses and other current assets of $12.6 million compared to $11.5 million at December 31, 2001. The increase was primarily due to an increase in the number of sales demonstration units related to new products introduced in our Thermography business.

The Company had accounts payable of $22.0 million at March 31, 2002, compared to $18.4 million at December 31, 2001. The increase is primarily due to the increase in inventories.

The Company’s investing activities have consisted primarily of expenditures for fixed assets, which totaled $3.0 million and $1.8 million for three months ended March 31, 2002 and 2001, respectively. The increased expenditures primarily relate to the relocation of certain of its operations in Europe.

The Company entered into a Credit Agreement with a number of banks as of December 16, 1999. This Credit Agreement was amended as of January 23, 2001 and was due to expire on July 15, 2002. During the three months ended March 31, 2002, the Company repaid all amounts outstanding and terminated this agreement.

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. The Credit Agreement contains four financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

Additionally, the Company, through one of its subsidiaries, has a 40,000,000 Swedish Kronar (approximately $3.9 million) line of credit at 4.3 percent at March 31, 2002. At March 31, 2002, the Company had $3.7 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. At the present, we do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141,”Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement, which was adopted by the Company in the first quarter of 2002.

The adoption of SFAS No. 142 results in a pre-tax increase to net earnings of approximately $1.1 million for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and the Company will not recognize any impairments. The Company anticipates that it will continue to amortize all of its identifiable intangible assets, which consists primarily of patents and a cooperation agreement.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company’s Securities and Exchange Commission fillings and reports, including the Annual Report on Form 10-K for the year ending December 31, 2001. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. If the Company does update or correct one or more forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. We believe that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of our financial statements for those periods and to class action lawsuits by our shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from our current and former officers and employees and others.

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

Any legal or injunctive action or administrative proceedings that the SEC may bring against us could have a material adverse effect on our business, financial condition and results of operations. An adverse finding against us by the SEC on the terms proposed by the staff could also result in the loss of our ability to rely on the safe harbor for forward-looking statements provided by the Securities Litigation Reform Act of 1995. In addition, we expect to continue to incur expenses associated with responding to the investigation and any legal or administrative proceedings commenced by the SEC involving the Company or former or current officers, directors and employees, and any such proceedings may divert the efforts of our management team from normal business operations.

During the three months ended March 31, 2002, the Company accrued a liability and charged operations for $0.6 million for the estimated costs of settling a claim related to the consolidation of operations with Inframetrics, Inc. in 1999.

The Company is also involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

Except for the aforementioned claim, the ultimate results of the matters described above cannot presently be determined and management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position. Therefore, no adjustments, other than the $0.6 million accrued for the estimated claim settlement costs, have been made to the accompanying financial statements relative to these matters.

Item 4.    Submission of Matters to a Vote of Shareholders

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Number	Description
10.25	Credit Agreement among FLIR Systems, Inc. and Bank of America N.A. and certain other financial institutions dated March 22, 2002.

(b)  During the three months ended March 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date April 24, 2002	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)