Form 10-Q
period 2002-06-30
FLIR SYSTEMS INC
filed 2002-08-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒.    No    ☐.

At July 31, 2002, there were 16,866,528 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$63,595	$51,395	$121,693	$101,867
Cost of goods sold	30,777	22,700	57,576	45,881

Gross profit	32,818	28,695	64,117	55,986
Operating expenses:
Research and development	6,460	6,635	13,549	12,740
Selling, general and administrative	14,762	13,490	28,581	26,852

Total operating expenses	21,222	20,125	42,130	39,592
Earnings from operations	11,596	8,570	21,987	16,394
Interest expense	825	2,004	1,143	5,458
Other income, net	(473)	(50)	(597)	(238)

Earnings before income taxes	11,244	6,616	21,441	11,174
Income tax provision	1,687	992	3,216	1,676

Net earnings	$9,557	$5,624	$18,225	$9,498

Net earnings per share:
Basic	$0.57	$0.38	$1.09	$0.65

Diluted	$0.54	$0.36	$1.02	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,006	$15,514
Accounts receivable, net	55,486	57,965
Inventories	50,642	46,560
Prepaid expenses and other current assets	13,988	11,548
Deferred income taxes	8,834	8,834

Total current assets	139,956	140,421
Property and equipment, net	13,698	10,806
Deferred income taxes, net	15,087	15,087
Intangible assets, net	16,803	16,811
Other assets	2,757	1,913

	$188,301	$185,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,685	$23,370
Accounts payable	14,525	18,428
Deferred revenue	4,895	5,314
Accrued payroll and other liabilities	27,456	22,538
Accrued income taxes	1,544	747
Current portion of capital lease obligations	126	584

Total current liabilities	52,231	70,981
Pension and other long-term liabilities	7,702	9,209
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2002, and December 31, 2001	—	—
Common stock, $0.01 par value, 30,000 shares authorized, 16,864 and 16,555 shares issued at June 30, 2002, and December 31, 2001, respectively	168	165
Additional paid-in capital	199,038	194,338
Accumulated deficit	(66,639)	(84,864)
Accumulated other comprehensive loss	(4,199)	(4,791)

Total shareholders’ equity	128,368	104,848

	$188,301	$185,038

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$18,225	$9,498
Income charges not affecting cash:
Depreciation and amortization	2,993	3,942
Disposals and write-offs of property and equipment	33	336
Fair value adjustment on interest swaps	(281)	510
Deferred income taxes	—	—
Other non-cash items	152	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,565	(743)
(Increase) decrease in inventories	(2,806)	8,822
Increase in prepaid expenses and other current assets	(2,101)	(246)
Increase in other assets	(1,198)	(89)
Decrease in accounts payable	(4,555)	(7,270)
(Decrease) increase in deferred revenue	(471)	1,607
Increase in accrued payroll and other liabilities	3,471	3,731
Increase (decrease) in accrued income taxes	429	(1,091)
(Decrease) increase in pension and other long-term liabilities	(1,826)	126

Cash provided by operating activities	15,630	19,133

Cash flows from investing activities:
Additions to property and equipment	(4,690)	(3,424)

Cash used by investing activities	(4,690)	(3,424)

Cash flows from financing activities:
Repayment of credit agreement	(19,900)	(20,500)
Net increase (decrease) increase in international credit line	215	(78)
Repayment of capital leases	(459)	(644)
Proceeds from exercise of stock options	4,072	1,720
Stock issued pursuant to employee stock purchase plan	456	313

Cash used by financing activities	(15,616)	(19,189)

Effect of exchange rate changes on cash	168	(277)

Net decrease in cash and cash equivalents	(4,508)	(3,757)
Cash and cash equivalents, beginning of period	15,514	11,858

Cash and cash equivalents, end of period	$11,006	$8,101

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding	16,794	14,710	16,723	14,636
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	1,024	720	1,084	472

Diluted shares outstanding	17,818	15,430	17,807	15,108

The effect of stock options for the three months ended June 30, 2002 and 2001 that aggregated 302,221 and 428,449, respectively, and for the six months ended June 30, 2002 and 2001 that aggregated 218,630 and 739,919, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw material and subassemblies	$31,883	$28,443
Work-in-progress	16,023	11,658
Finished goods	2,736	6,459

	$50,642	$46,560

Note 4.    Notes Payable

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. The Credit Agreement contains four financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

Additionally, the Company, through one of its subsidiaries, has a 60,000,000 Swedish Kronar (approximately $6.5 million) line of credit at 4.95 percent at June 30, 2002. At June 30, 2002, the Company had $3.7 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

Note 5.    Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings	$9,557	$5,624	$18,225	$9,498
Foreign currency translation gain (loss)	500	155	592	(952)

Total comprehensive income	$10,057	$5,779	$18,817	$8,546

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.    Comprehensive Income—(Continued)

Foreign currency translation gains and losses represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 6.    Litigation

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. The Company believes that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of its financial statements for those periods and to class action lawsuits by its shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from the Company’s current and former officers and employees and others.

On February 19, 2002, the staff of the SEC advised the Company that they intend to recommend that the SEC bring a civil injunctive action against the Company seeking a permanent injunction against it for violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder. These statutes and rules generally include the antifraud provisions of the Securities Act and the antifraud, reporting and record keeping provisions of Exchange Act and the rules thereunder. The recommendation of the SEC staff does not include civil penalties, fines or other claims for damages and is for the years 1998 and 1999.

The Company has engaged in discussions with the staff of the SEC in an attempt to reach a settlement of the legal action contemplated by the staff, but as of this date has been unable to reach agreement on the terms of settlement. The Company has also submitted a written statement to the SEC as to why the Company believes the SEC should not bring the civil injunctive action recommended by the staff. At this time, the Company does not know whether the SEC will authorize the commencement of the injunctive action recommended by its staff or whether the SEC will authorize any other legal action or commence any administrative actions against it. If the Company is not able to negotiate a settlement with the SEC with regard to any such injunctive actions or administrative proceedings, the Company intends to vigorously defend against any such actions or proceedings.

An adverse finding against the Company by the SEC on the terms proposed by the staff could also result in the loss of the Company’s ability to rely on the safe harbor for forward-looking statements provided by the Securities Litigation Reform Act of 1995. In addition, the Company expects to continue to incur expenses associated with responding to the investigation and any legal or administrative proceedings commenced by the SEC involving the Company or former or current officers, directors and employees, and any such proceedings may divert the efforts of the management team from normal business operations.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.    Litigation—(Continued)

The Company is also involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

The ultimate results of the matters described above cannot presently be determined and the Company does not expect that they will have a material adverse effect on the Company’s results of operations, financial position, or cash flows. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

Note 7.    Segment Information

The Company has determined its operating segments to be the Imaging and Thermography market segments. The Imaging market is comprised of a broad range of applications that is focused on providing enhanced night vision capabilities where temperature measurement is not required, although differences in temperatures are used to create an image. The Imaging market also includes high performance daylight camera applications. The Thermography market is comprised of a broad range of commercial and industrial applications utilizing infrared cameras to provide precise temperature measurement.

The accounting policies of each segment are the same. The Company evaluates performance based upon revenue for each segment and does not evaluate segment performance on any other income measurement.

Operating segment information for revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Imaging	$43,271	$28,637	$81,086	$57,176
Thermography	20,324	22,758	40,607	44,691

	$63,595	$51,395	$121,693	$101,867

Long-lived assets by significant geographic location is as follows (in thousands):

	June 30, 2002	December 31, 2001
United States	$8,586	$8,772
Europe	24,672	20,758

	$33,258	$29,530

FLIR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8.    Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires disclosure of what reported net income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized. The Company adopted SFAS 142 on January 1, 2002.

The following table illustrates what the Company’s net income and basic and diluted net earnings per share would have been during the three months and six months ended June 30, 2001 and 2002, exclusive of amortization expense related to the goodwill recorded during the acquisition of AGEMA Infrared Systems AB (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$9,557	$5,624	$18,225	$9,498
Add back: Goodwill amortization		243		487

Adjusted net income	$9,557	$5,867	$18,225	$9,985

Basic earnings per share:
Reported net income	$0.57	$0.38	$1.09	$0.65
Add back: Goodwill amortization		0.02		0.03
Adjusted net income	$0.57	$0.40	$1.09	$0.68

Diluted earnings per share:
Reported net income	$0.54	$0.36	$1.02	$0.63
Add back: Goodwill amortization		0.02		0.03
Adjusted net income	$0.54	$0.38	$1.02	$0.66

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenue.    The Company’s revenue for the three months ended June 30, 2002 increased 23.7 percent, from $51.4 million in the second quarter of 2001 to $63.6 million in the second quarter of 2002. The Company’s revenue for the six months ended June 30, 2002 increased 19.5 percent, from $101.9 million in the first six months of 2001 to $121.7 million in the first six months of 2002.

Imaging revenue increased $14.6 million, or 51.1 percent, from $28.6 million in the second quarter of 2001 to $43.3 million in the second quarter of 2002. Imaging revenue for the first six months of 2002 increased $23.9 million, or 41.8 percent, from $57.2 million in the first six months of 2001 to $81.1 million in the first six months of 2002. The increase in Imaging revenue in the second quarter and the first six months of 2002 was primarily due to an increase in units delivered of the Company’s ground-based and airborne imaging products.

Thermography revenue decreased by 10.7 percent, from $22.8 million in the second quarter of 2001 to $20.3 million in the second quarter of 2002. Thermography revenue for the first six months of 2002 decreased by 9.1 percent, from $44.7 million in the first six months of 2001 to $40.6 million in the first six months of 2002. This decrease in Thermography revenue in the second quarter of 2002 was primarily due to production delays involving the new E-Series and P-Series product lines and the effects of more stringent US export licensing requirements. The Company believes these delays to be temporary and expects growth in Thermography revenues over the long term.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. The Company believes that the overall percentage increase in total revenue is indicative of the growth it expects for annual 2002 over that of 2001 but expects that the mix of revenue between the Imaging and Thermography businesses and within certain product categories in the Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 46.9 percent and 39.3 percent for the quarters ended June 30, 2002 and 2001, respectively. International sales for the first six months of 2002 and 2001 were 46.4 percent and 39.6 percent, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit.    Gross profit for the quarter ended June 30, 2002 was $32.8 million compared to $28.7 million for the same quarter last year. As a percentage of revenue, gross profit was 51.6 percent in the second quarter of 2002 compared to 55.8 percent in the second quarter of 2001. As a percentage of revenue, gross profit for the first six months of 2002 was 52.7 percent compared to 55.0 percent in the first six months of 2001. The decreases in gross profit percentages are primarily due to increased costs incurred in connection with the production and distribution of new products and from the higher percentage of Imaging revenue, as the margins for those products are typically lower than the margins for Thermography products.

Research and development expense.    Research and development expense for the second quarter of 2002 totaled $6.5 million compared to $6.6 million in the second quarter of 2001. Research and development expense for the first six months of 2002 totaled $13.5 million compared to $12.7 million in the first six months of 2001. The increase was primarily attributable to the general growth in the Company’s business. As a percentage of revenue, research and development was 10.2 percent and 12.9 percent for the three months ended June 30, 2002 and 2001, respectively, and 11.1 percent and 12.5 percent for the first six months of 2002 and 2001, respectively.

The Company anticipates annual spending for research and development as a percentage of revenue to be comparable to the level experienced in the first six months of 2002. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $14.8 million for the quarter ended June 30, 2002, compared to $13.5 million for the quarter ended June 30, 2001. Selling, general and administrative expenses for the first six months of 2002 were $28.6 million compared to $26.9 million for the first six months of 2001. The increase was primarily due to an increase in sales and marketing expense related to the introduction of new Thermography products and an increase in expenses due to the 2001 acquisition of the Optronics division from SaabTech Electronics AB. Offsetting these costs were some declines in administrative expense, including the discontinuation of goodwill amortization of $0.3 million and $0.6 million for the quarter and the six months ended June 30, 2002, respectively, as required by a new accounting standard. Selling, general and administrative expenses as a percentage of revenue were 23.2 percent and 26.2 percent for the quarters ended June 30, 2002 and 2001, respectively and 23.5 percent and 26.4 percent for the first six months of 2002 and 2001, respectively.

Interest expense.    Interest expense decreased from $2.0 million in the second quarter of 2001 to $0.8 million for the quarter ended June 30, 2002. Interest expense decreased from $5.5 million in the first six months of 2001 to $1.1 million in the first six months of 2002. The significant decrease in 2002, as compared to the same periods in 2001 was due to the Company’s repayment of all amounts outstanding under the Credit Agreement.

Income taxes.    The income tax provision of $1.7 million and $3.2 million for the three months and six months ended June 30, 2002 represents an effective tax rate of 15 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions and represents primarily foreign taxes. Management will continue to assess the extent and timing of future profitability and will adjust the effective tax rate as necessary to reflect the impact of actual results.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash on hand, net of short-term borrowings of $7.2 million compared to short-term borrowings, net of cash on hand of $8.4 million at December 31, 2001. The increase in net cash is primarily due to the repayment of all amounts outstanding under the Company’s Credit Agreement early in 2002.

Cash provided by operating activities in the first six months of 2002 was $15.6 million, compared to $19.1 million for the first six months of 2001. Cash provided from operating activities was principally due to net earnings for the period and a reduction in accounts receivable, partially offset by an increase in inventories and other assets and a reduction in accounts payable.

Accounts receivable decreased from $58.0 million at December 31, 2001 to $55.5 million at June 30, 2002, primarily as a result of lower shipments in the second quarter of 2002 compared to the fourth quarter of 2001. Days sales outstanding decreased from 99 days at December 31, 2001 to 83 days at June 30, 2002. The timing of sales, particularly the recording of large system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At June 30, 2002, the Company had inventories on hand of $50.6 million compared to $46.6 million at December 31, 2001. The increase was primarily the result of the anticipation of increased future shipments and recent new product introductions.

At June 30, 2002, the Company had prepaid expenses and other current assets of $14.0 million compared to $11.5 million at December 31, 2001. The increase was primarily due to an increase in the number of sales demonstration units related to new products introduced in our Thermography business.

The Company had accounts payable of $14.5 million at June 30, 2002, compared to $18.4 million at December 31, 2001. The decrease is primarily due to the timing of vendor payments.

The Company had accrued payroll and other current liabilities of $27.5 million, compared to $22.5 million at December 31, 2001. The increase was primarily due to the increase in advance payments made by certain customers and the reclassification of $2.0 million from long-term liabilities related to the interest rate swap agreements, which the Company settled in July 2002.

The Company’s investing activities have consisted primarily of expenditures for fixed assets, which totaled $4.7 million and $3.4 million for the six months ended June 30, 2002 and 2001, respectively. The increased expenditures primarily relate to the new facilities for certain of its operations in Europe.

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. The Credit Agreement contains four financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

Additionally, the Company, through one of its subsidiaries, has a 60,000,000 Swedish Kronar (approximately $6.5 million) line of credit at 4.95 percent at June 30, 2002. At June 30, 2002, the Company had $3.7 million outstanding on this line. This credit line is secured primarily by accounts receivable and inventories of the subsidiary and is subject to automatic renewal on an annual basis.

The Company believes that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. At the present, the Company does not have any significant capital commitments for the coming year.

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

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and the use of estimates as reported in the Company’s Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On June 8, 2000, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period. The Company believes that the investigation relates to, among other things, the same set of facts that gave rise to the restatements of its financial statements for those periods and to class action lawsuits by its shareholders that have now been settled. As part of its investigation, the SEC subpoenaed documents and testimony from the Company’s current and former officers and employees and others.

On February 19, 2002, the staff of the SEC advised the Company that they intend to recommend that the SEC bring a civil injunctive action against the Company seeking a permanent injunction against it for violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder. These statutes and rules generally include the antifraud provisions of the Securities Act and the antifraud, reporting and record keeping provisions of Exchange Act and the rules thereunder. The recommendation of the SEC staff does not include civil penalties, fines or other claims for damages and is for the years 1998 and 1999.

The Company has engaged in discussions with the staff of the SEC in an attempt to reach a settlement of the legal action contemplated by the staff, but as of this date has been unable to reach agreement on the terms of settlement. The Company has also submitted a written statement to the SEC as to why it believes the SEC should not bring the civil injunctive action recommended by the staff. At this time, the Company does not know whether the SEC will authorize the commencement of the injunctive action recommended by its staff or whether the SEC will authorize any other legal action or commence any administrative actions against it. If the Company is not able to negotiate a settlement with the SEC with regard to any such injunctive actions or administrative proceedings, the Company intends to vigorously defend against any such actions or proceedings.

Any legal or injunctive action or administrative proceedings that the SEC may bring against the Company could have a material adverse effect on our business, financial condition and results of operations. An adverse finding against the Company by the SEC on the terms proposed by the staff could also result in the loss of the Company’s ability to rely on the safe harbor for forward-looking statements provided by the Securities Litigation Reform Act of 1995. In addition, the Company expects to continue to incur expenses associated with responding to the investigation and any legal or administrative proceedings commenced by the SEC involving the Company or former or current officers, directors and employees, and any such proceedings may divert the efforts of the management team from normal business operations.

The Company is also involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

The ultimate results of the matters described above cannot presently be determined and management does not expect that they will have a material adverse effect on the Company’s results of operations, financial position, or cash flows. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

Item 4.    Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on Wednesday, April 24, 2002, at which the following persons were elected to the Board of Directors by a vote of the shareholders, by the votes and terms indicated:

	Vote
Director	For	Withheld Authority	Term Ending
John C. Hart	15,048,328	53,654	2005
Angus L. Macdonald	15,036,078	65,904	2005

In addition, the Company’s 2002 Stock Incentive Plan was approved by a vote of the shareholders, by the following votes:

For	Against	Abstain	Other Unvoted
7,933,746	4,451,737	281,595	2,434,904

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Number	Description
10.28	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the three months ended June 30, 2002, the Company filed the following report on Form 8-K:

1.
The Company filed a current report on Form 8-K, dated May 20, 2002, reporting under Item 4 and Item 7 the dismissal of Arthur Andersen LLP as its independent auditors and the engagement of KPMG LLP as its new independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.
Date	August 6, 2002	/S/ STEPHEN M. BAILEY

Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)