Form 10-Q
period 2002-09-30
FLIR SYSTEMS INC
filed 2002-11-08
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

At October 31, 2002, there were 16,964,316 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$64,455	$47,499	$186,147	$149,366
Cost of goods sold	30,632	21,537	88,208	67,418

Gross profit	33,823	25,962	97,939	81,948
Operating expenses:
Research and development	6,211	6,053	19,759	18,793
Selling, general and administrative	14,794	11,005	43,374	37,857

Total operating expenses	21,005	17,058	63,133	56,650
Earnings from operations	12,818	8,904	34,806	25,298
Interest expense	390	2,846	1,533	8,304
Other income, net	(101)	(180)	(697)	(418)

Earnings before income taxes	12,529	6,238	33,970	17,412
Income tax provision	1,879	65	5,096	1,741

Net earnings	$10,650	$6,173	$28,874	$15,671

Net earnings per share:
Basic	$0.63	$0.41	$1.72	$1.06

Diluted	$0.60	$0.38	$1.62	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,720	$15,514
Accounts receivable, net	52,613	57,965
Inventories	49,533	46,560
Prepaid expenses and other current assets	15,083	11,548
Deferred income taxes	8,834	8,834

Total current assets	153,783	140,421
Property and equipment, net	12,879	10,806
Deferred income taxes, net	15,087	15,087
Intangible assets, net	16,676	16,811
Other assets	2,962	1,913

	$201,387	$185,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$23,370
Accounts payable	18,929	18,428
Deferred revenue	5,314	5,314
Accrued payroll and other liabilities	27,091	22,538
Accrued income taxes	3,165	747
Current portion of capital lease obligations	3	584

Total current liabilities	54,502	70,981
Pension and other long-term liabilities	6,432	9,209
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2002, and December 31, 2001	—	—
Common stock, $0.01 par value, 30,000 shares authorized, 16,887 and 16,555 shares issued at September 30, 2002, and December 31, 2001, respectively	169	165
Additional paid-in capital	200,709	194,338
Accumulated deficit	(55,990)	(84,864)
Accumulated other comprehensive loss	(4,435)	(4,791)

Total shareholders’ equity	140,453	104,848

	$201,387	$185,038

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$28,874	$15,671
Income charges not affecting cash:
Depreciation and amortization	4,563	5,788
Disposals and write-offs of property and equipment	72	505
Fair value adjustment on interest swaps	(281)	1,516
Other non-cash items	152	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,852	(2,218)
(Increase) decrease in inventories	(2,250)	9,109
Increase in prepaid expenses and other current assets	(3,320)	(1,108)
Increase in other assets	(1,708)	(1,625)
Decrease in accounts payable	(8)	(5,039)
(Decrease) increase in deferred revenue	(6)	1,381
Increase in accrued payroll and other liabilities	3,738	5,007
Increase (decrease) in accrued income taxes	2,122	(1,259)
Increase in pension and other long-term liabilities	830	145

Cash provided by operating activities	38,630	27,873

Cash flows from investing activities:
Additions to property and equipment	(5,502)	(4,352)

Cash used by investing activities	(5,502)	(4,352)

Cash flows from financing activities:
Repayment of credit agreement	(19,900)	(27,400)
Net (decrease) increase in international credit line	(3,470)	618
Repayment of capital leases	(528)	(922)
Settlement of interest rate swap agreements	(2,082)	—
Proceeds from exercise of stock options	4,330	4,961
Stock issued pursuant to employee stock purchase plan	456	323

Cash used by financing activities	(21,194)	(22,420)

Effect of exchange rate changes on cash	272	124

Net increase in cash and cash equivalents	12,206	1,225
Cash and cash equivalents, beginning of period	15,514	11,858

Cash and cash equivalents, end of period	$27,720	$13,083

Schedule of Non-cash Financial Activities:
Issuance of stock for the purchase of Optronics Division	$—	$1,435

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding	16,875	15,130	16,774	14,802
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	882	1,093	1,020	785

Diluted shares outstanding	17,757	16,223	17,794	15,587

The effect of stock options for the three months ended September 30, 2002 and 2001 that aggregated 318,900 and 616, respectively, and for the nine months ended September 30, 2002 and 2001 that aggregated 254,480 and 395,634, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw material and subassemblies	$31,548	$28,443
Work-in-progress	15,009	11,658
Finished goods	2,976	6,459

	$49,533	$46,560

Note 4.    Notes Payable

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. The Credit Agreement contains four financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 60 million Swedish Kroner (approximately $6.4 million) line of credit at 4.95 percent and a $2 million line of credit at 6.00 percent at September 30, 2002. At September 30, 2002, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

Note 5.    Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings	$10,650	$6,173	$28,874	$15,671
Foreign currency translation gain (loss)	(237)	32	356	(920)

Total comprehensive income	$10,413	$6,205	$29,230	$14,751

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

Pursuant to an offer of settlement submitted by the Company, on September 30, 2002, the SEC instituted and simultaneously settled a proceeding against the Company under Section 8A of the Securities Act of 1933 (the “Securities Act”) and Section 21C of the Securities Exchange Act of 1934 (the “Exchange Act”). Without admitting or denying the allegations of the Commission’s order, the Company agreed to the entry of an order requiring that it cease and desist from committing or causing any violations and any future violations of the antifraud provisions of the Securities Act and the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The Company incurred no financial fine or penalty under the terms of settlement.

The Commission’s order states that the Company materially overstated its earnings before income taxes for each of the quarters of 1998 and 1999 as well as for fiscal year 1998, and that the Company’s revenue recognition practices resulted in material misstatements and omissions in the financial statements contained in the Company’s Annual Report on Form 10-K as originally filed for the year ended December 31, 1998 and the Company’s Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of both 1998 and 1999. In 2000 and 2001, the Company restated its financial statements for 1998 and 1999. No further restatements of the Company’s financial statements are required by the order, and the Company does not expect that the entry of the order will have a material adverse impact on its financial condition or results of operations.

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

Operating segment information for revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Imaging	$40,850	$27,683	$121,935	$84,859
Thermography	23,605	19,816	64,212	64,507

	$64,455	$47,499	$186,147	$149,366

Long-lived assets by significant geographic location is as follows (in thousands):

	September 30, 2002	December 31, 2001
United States	$8,171	$8,772
Europe	24,346	20,758

	$32,517	$29,530

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The following table illustrates what the Company’s net income and basic and diluted net earnings per share would have been during the three months and nine months ended September 30, 2001 and 2002, exclusive of amortization expense related to the goodwill recorded during the acquisition of AGEMA Infrared Systems AB (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$10,650	$6,173	$28,874	$15,671
Add back: Goodwill amortization	—	257	—	773

Adjusted net income	$10,650	$6,430	$28,874	$16,444

Basic earnings per share:
Reported net income	$0.63	$0.41	$1.72	$1.06
Add back: Goodwill amortization	—	0.02	—	0.05

Adjusted net income	$0.63	$0.43	$1.72	$1.11

Diluted earnings per share:
Reported net income	$0.60	$0.38	$1.62	$1.01
Add back: Goodwill amortization	—	0.02	—	0.05

Adjusted net income	$0.60	$0.40	$1.62	$1.06

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenue.    The Company’s revenue for the three months ended September 30, 2002 increased 35.7 percent, from $47.5 million in the third quarter of 2001 to $64.5 million in the third quarter of 2002. The Company’s revenue for the nine months ended September 30, 2002 increased 24.6 percent, from $149.4 million in the first nine months of 2001 to $186.1 million in the first nine months of 2002.

Imaging revenue increased $13.2 million, or 47.6 percent, from $27.7 million in the third quarter of 2001 to $40.8 million in the third quarter of 2002. Imaging revenue for the first nine months of 2002 increased $37.1 million, or 43.7 percent, from $84.9 million in the first nine months of 2001 to $121.9 million in the first nine months of 2002. The increase in Imaging revenue in the third quarter and the first nine months of 2002 was primarily due to an increase in units delivered of the Company’s ground-based and airborne imaging products.

Thermography revenue increased 19.1 percent, from $19.8 million in the third quarter of 2001 to $23.6 million in the third quarter of 2002. Thermography revenue for the first nine months of 2002 decreased slightly from $64.5 million in the first nine months of 2001 to $64.2 million in the first nine months of 2002. This increase in Thermography revenue in the third quarter of 2002 was primarily due to the increase in units delivered of the new E-Series and P-Series product lines.

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

As a percentage of revenue, international sales were 39.9 percent and 50.1 percent for the quarters ended September 30, 2002 and 2001, respectively. International sales for the first nine months of 2002 and 2001 were 44.1 percent and 42.9 percent, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit.    Gross profit for the quarter ended September 30, 2002 was $33.8 million compared to $26.0 million for the same quarter last year. As a percentage of revenue, gross profit was 52.5 percent in the third quarter of 2002 compared to 54.7 percent in the third quarter of 2001. As a percentage of revenue, gross profit for the first nine months of 2002 was 52.6 percent compared to 54.9 percent in the first nine months of 2001. The decreases in gross profit percentages are primarily due to the higher percentage of Imaging revenue in 2002, as the margins for those products are typically lower than the margins for Thermography products.

Research and development expense.    Research and development expense for the third quarter of 2002 totaled $6.2 million compared to $6.1 million in the third quarter of 2001. Research and development expense for the first nine months of 2002 totaled $19.8 million compared to $18.8 million in the first nine months of 2001. The increase was primarily attributable to the general growth in the Company’s business. As a percentage of revenue, research and development was 9.6 percent and 12.7 percent for the three months ended September 30, 2002 and 2001, respectively, and 10.6 percent and 12.6 percent for the first nine months of 2002 and 2001, respectively.

The Company anticipates annual spending for research and development as a percentage of revenue to be comparable to the level experienced in the first nine months of 2002. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $14.8 million for the quarter ended September 30, 2002, compared to $11.0 million for the quarter ended September 30, 2001. Selling, general and administrative expenses for the first nine months of 2002 were $43.4 million compared to $37.9 million for the first nine months of 2001. Selling, general and administrative expenses as a percentage of revenue were 23.0 percent and 23.2 percent for the quarters ended September 30, 2002 and 2001, respectively and 23.3 percent and 25.3 percent for the first nine months of 2002 and 2001, respectively. The increase in absolute dollars was primarily due to an increase in sales and marketing expense related to the introduction of new Thermography products and increased spending in conjunction with the general growth of the Company’s business. Offsetting these costs were some declines in administrative expenses, including the discontinuation of goodwill amortization of $0.3 million and $0.8 million for the quarter and the nine months ended September 30, 2002, respectively, as required by a new accounting standard.

Interest expense.    Interest expense decreased from $2.8 million in the third quarter of 2001 to $0.4 million for the quarter ended September 30, 2002. Interest expense decreased from $8.3 million in the first nine months of 2001 to $1.5 million in the first nine months of 2002. The significant decrease in 2002, as compared to the same periods in 2001 was due to the Company’s repayment of all amounts outstanding under the Credit Agreement and international line of credit and the settlement of the interest rate swap agreements.

Income taxes.    The income tax provision of $1.9 million and $5.1 million for the three months and nine months ended September 30, 2002 represents an effective tax rate of 15 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions and represents primarily foreign taxes. Management will continue to assess the extent and timing of future profitability and will adjust the effective tax rate as necessary to reflect the impact of actual results.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash on hand, net of short-term borrowings of $27.7 million compared to short-term borrowings, net of cash on hand of $8.4 million at December 31, 2001. The increase in net cash is primarily due to cash generated by net earnings for the nine months, by a reduction in accounts receivable and from proceeds from stock option exercises partially offset by repayments made against the Company’s debt facilities and capital expenditures. Cash provided by operating activities in the first nine months of 2002 was $38.6 million, compared to $27.9 million for the first nine months of 2001.

Accounts receivable decreased from $58.0 million at December 31, 2001 to $52.6 million at September 30, 2002, primarily as a result of the timing of collections. Days sales outstanding decreased from 99 days at December 31, 2001 to 77 days at September 30, 2002. The timing of sales and collections, particularly on large system transactions, can significantly impact the calculation of days sales outstanding at any point in time.

At September 30, 2002, the Company had inventories on hand of $49.5 million compared to $46.6 million at December 31, 2001. The increase was primarily the result of current and anticipated future growth of the Company’s business. Inventory turns were 2.5 at September 30, 2002, compared to 1.9 at December 31, 2001.

At September 30, 2002, the Company had prepaid expenses and other current assets of $15.1 million compared to $11.5 million at December 31, 2001. The increase was primarily due to a $2.0 million increase in the number of sales demonstration units related to new products introduced in our Thermography business and $1.1 million related to increased insurance premium rates.

As of December 31, 2001, the Company began classifying its sales demonstration inventory as other current assets to distinguish them from operating inventory and to distinguish them from property and equipment that is used by the Company in its business activities over an extended period of time. The Company’s policy is to record the sales demonstration units at the lower of cost or market. These assets may be sold at any time, but are generally sold within a one to two year period.

In addition to the sales demonstration assets, items reported as other current assets include advances to suppliers and certain non-trade receivables.

The Company had accrued payroll and other current liabilities of $27.1 million, compared to $22.5 million at December 31, 2001. The increase was primarily due to the increase in advance payments made by certain customers and the timing of payroll distributions.

The Company’s investing activities have consisted primarily of expenditures for fixed assets, which totaled $5.5 million and $4.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increased expenditures primarily related to capital improvements to new facilities for certain of its operations in Europe.

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. The Credit Agreement contains four financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 60 million Swedish Kroner (approximately $6.4 million) line of credit at 4.95 percent and a $2 million line of credit at 6.00 percent at September 30, 2002. At September 30, 2002, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

The Company believes that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. At the present, the Company does not have any significant capital commitments for the coming year.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, changes in demand for the Company’s products, product mix, the timing of customer orders and deliveries, the impact of applicable export regulations, the impact of competitive products and pricing, constraints on supplies of critical components, excess or shortage of production capacity, actual purchases under agreements, the availability and amount of government contracts, as well as those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and those discussed from time to time in the Company’s Securities and Exchange Commission fillings and reports, including the Annual Report on Form 10-K for the year ending December 31, 2001. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. If the Company does update or correct one or more forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and the use of estimates as reported in the Company’s Form 10-K for the year ended December 31, 2001.

Item 4.     Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

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

Pursuant to an offer of settlement submitted by the Company, on September 30, 2002, the SEC instituted and simultaneously settled a proceeding against the Company under Section 8A of the Securities Act of 1933 (the "Securities Act") and Section 21C of the Securities Exchange Act of 1934 (the "Exchange Act"). Without admitting or denying the allegations of the Commission's order, the Company agreed to the entry of an order requiring that it cease and desist from committing or causing any violations and any future violations of the antifraud provisions of the Securities Act and the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The Company incurred no financial fine or penalty under the terms of settlement.

The Commission’s order states that the Company materially overstated its earnings before income taxes for each of the quarters of 1998 and 1999 as well as for fiscal year 1998, and that the Company’s revenue recognition practices resulted in material misstatements and omissions in the financial statements contained in the Company’s Annual Report on Form 10-K as originally filed for the year ended December 31, 1998 and the Company’s Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of both 1998 and 1999. In 2000 and 2001, the Company restated its financial statements for 1998 and 1999. No further restatements of the Company’s financial statements are required by the order, and the Company does not expect that the entry of the order will have a material adverse impact on its financial condition or results of operations.

The Company is also involved in other litigation and various legal matters that are being defended and handled in the ordinary course of business.

The ultimate results of the matters described above cannot presently be determined and management does not expect that they will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Item 4.     Submission of Matters to a Vote of Shareholders

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the three months ended September 30, 2002, the Company did not file any report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC

Date November 8, 2002	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Earl R. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FLIR Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002	/s/ EARL R. LEWIS
Earl R. Lewis President and Chief Executive Officer

I, Stephen M. Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FLIR Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer.