Form 10-K
period 2002-12-31
FLIR SYSTEMS INC
filed 2003-03-10
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21918

FLIR Systems, Inc.

(Exact name of Registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16505 S.W. 72nd Avenue, Portland, Oregon 97224	(503) 684-3731
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class of Stock

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K  ☒

As of January 31, 2003, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $832,782,102.

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒  No  ☐

As of June 30, 2002, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $698,645,799.

As of January 31, 2003, there were 17,300,012 shares of the Registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

FLIR Systems, Inc.

FORM 10-K

ANNUAL REPORT

i

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including the section entitled “Risk Factors” located therein, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We are a world leader in the design, manufacture and marketing of thermal imaging and stabilized airborne camera systems for a wide variety of applications in the commercial, industrial and government markets. Our products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for surveillance or inspection applications; sealed, autonomous systems for fixed security monitoring installations; stabilized gimbaled systems for airborne and shipborne use and ruggedized military systems for use in targeting and fire control applications. Our thermal imaging systems use advanced infrared technologies that detect infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in all types of adverse conditions, including through smoke, haze and most types of fog. Many of our products also incorporate visible light cameras, laser rangefinders, laser illuminators, laser designators, image analysis software and gyro-stabilized gimbal technology. An example of a gyro-stabilized gimbal is the ball-shaped object attached to the nose or side of a helicopter. People often see these on their local TV news or local law enforcement helicopters. These balls, or gimbals, contain infrared and TV cameras that allow news stations or law enforcement agencies to cover breaking stories or provide additional support and direction to people on the ground.

Our products provide state-of-the-art thermal imaging technology, innovative packaging and competitive pricing. Our modular product designs and image analysis software tools increase our ability to provide products that are specifically tailored to meet individual customer requirements. Our infrared products incorporate two types of leading edge infrared detector technology. Our high performance products utilize “cooled” detector technology, offering the best sensitivity and resolution for long-range applications or those requiring high measurement precision. Our mainstream temperature measurement products and low cost security products incorporate “uncooled” detector technology, which can be produced in high volumes at lower prices.

FLIR, an Oregon corporation, was incorporated in 1978. The Company’s headquarters are located at 16505 SW 72nd Avenue, Portland, Oregon 97224-7705, and the telephone number at this location is (503) 684-3731. Information about the Company is available on the internet at www.flir.com.

Industry Overview

Infrared radiation is electro-magnetic radiation that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials that have a temperature above absolute zero. Thermal imaging systems are used to detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a common monitor. These systems are distinguished from one another by their capability to detect and resolve infrared radiation, the clarity of the image displayed, detection range, system reliability, price and adaptability to a variety of customer requirements. Thermal imaging systems, unlike night vision goggles, enable the operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Also, unlike night vision goggle technology, thermal imaging systems are not adversely affected by the presence of light, so they can be used day or night without regard to ambient lighting issues. Advanced thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of industrial applications.

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

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is a primary component of thermal imaging systems. Until recently, thermal imaging systems relied on infrared detectors that needed to be cooled to very low temperatures (-196ñC) in order to operate. This technology is sometimes referred to as “cooled” detector technology. In the past, cooling these detectors was problematic, particularly in field applications requiring battery power. Today, many of our applications are served by a new generation of “uncooled” detectors that operate at room temperature. This feature allows for less expensive, smaller, lighter, more energy efficient, solid-state systems. These factors are expected to increase the demand for such systems in existing market segments and create demand in new market segments, such as building construction and inspections, industrial security and veterinary science. We have established a multi-year exclusive relationship for the supply of uncooled detectors in certain key markets. This relationship allows us to obtain top quality uncooled detectors from the leading supplier of this technology in the world.

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

Markets

The Company is divided into two main business segments, according to the markets they serve. These are “Thermography,” where infrared cameras that provide precise temperature measurement capabilities are used for a variety of commercial and industrial applications, and “Imaging,” where a range of medium and high performance infrared and visual imaging systems are used in a variety of vision enhancement applications. Financial information about geographic and segment operations appears in Note 13 to the Consolidated Financial Statements in Item 8.

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

The Thermography market primarily consists of the following end-user market segments:

Predictive Maintenance

Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases the equipment’s productivity and avoids catastrophic failures or major equipment damage. This also in turn significantly reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this market segment. Specific predictive maintenance applications include locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building or container and locating roof leaks and related damage.

Research & Development

Because of its non-destructive analysis capability, Thermography systems are a useful tool in a wide variety of research and development applications. As industry is driven to make smaller, lighter and more powerful electronic products, the problem of dealing with self-generated heat is becoming increasingly difficult. Our systems provide the ability to view thermal distribution in real time for products as small as hybrid integrated circuits, all the way up to jet or rocket engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components and aircraft engines. The systems that are applied in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software.

Manufacturing Process Control

The ability to determine whether a manufacturing process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermal imaging and image analysis allow for the monitoring and control of heat, which is used in virtually all industrial processes. Similarly, thermal imaging systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials. Thermal imaging applications for manufacturing process control are varied and extensive, including monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mold; monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process; and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect.

Emerging Thermography Market Opportunities

New market segments for thermal imaging are developing due to the availability, cost effectiveness and enhanced performance characteristics of uncooled thermal imaging technology. As system prices decline, uncooled thermal imaging technology will provide cost effective solutions for a wide variety of new commercial applications. These may include such applications as the monitoring of food distribution, storage and preparation. Other applications such as veterinary science, automotive care, aircraft inspection, building heat-loss evaluation, maritime vessel inspections and electrical inspections may grow as lower cost technology becomes more widespread.

Imaging Market.    The Imaging market is also comprised of a broad range of thermal imaging applications, but is limited to applications where temperature measurement is not required. The primary focus of this segment is to provide enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety and commercial broadcast customers. Our systems typically provide the capability to see and record over long distances, day or night, through adverse weather conditions, from a wide variety of vehicle, man portable and fixed installation platforms. Although the majority of our infrared imaging applications require the use of cooled technology due to their ability to identify objects from long distances, uncooled thermal imaging systems are also being used increasingly for certain ground-based security and hand-held observation applications. Customers in the military and law enforcement markets demand affordable high performance systems that can be mounted on a variety of helicopters, airplanes, ships and poles. These systems must operate in demanding climatic conditions and perform a variety of automated tasks requiring high image quality and stabilization. Software capabilities within the systems typically address certain customer requirements such as aircraft avionic integration or motion detection for security applications.

The Imaging market primarily consists of the following end-user market segments:

Search and Rescue

Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or in vehicles, to provide offshore oil platform safety and to provide emergency or disaster response support for missing persons or accident victims. Such systems are in use today by the US Coast Guard, the US Marines, the US Air National Guard and the United Kingdom Ministry of Defense.

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

Surveillance and Reconnaissance

Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situation awareness, particularly at night or in conditions of reduced or obscured visibility. Our systems are in use today by the US Army, the US Air Force, and many federal law enforcement agencies.

Navigation Safety

Thermal imaging systems are used in navigation safety applications to improve missions by enabling crews piloting aircraft or ships to see terrain and objects and to detect and avoid obstacles at night and in conditions of limited visibility due to smoke, haze or fog.

Border and Maritime Patrol

Thermal imaging systems are used in airborne, shipborne and fixed installation applications for border and maritime surveillance, particularly at night, to monitor borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. FLIR cameras are currently deployed along the US borders under the US Immigration and Naturalization Service program “ISIS” and are also used by the Royal Australian Air Force on their P3-C MPA aircraft.

Environmental Monitoring	Thermal imaging systems are used in environmental monitoring applications including forest fire detection and suppression, oil spill detection and monitoring and wildlife management.

Perimeter Security

Thermal imaging systems are used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. The US Air Force is currently using FLIR cameras extensively for force protection in its foreign airbase locations under its “TASS” program.

Electronic News Gathering

The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. News stations with this capability have the ability to provide close-up coverage of events, disasters or safety restricted areas to their viewing audiences. This market segment typically requires very high performance daylight cameras installed in highly stabilized gimbal turrets for mounting on news helicopters. Systems need to provide high-resolution, jitter-free video that can be downlinked to the production studio or command center on a real-time basis.

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

Targeting

The use of thermal imaging technology is becoming increasingly prevalent in the military community. FLIR’s thermal imaging systems provide clear views of targets at long ranges through darkness or other environmental obscurants. These systems are frequently used together with conventional “day” sighting devices and offer a “clip-on” night operation capability to existing weapons. FLIR offers several products in this application ranging from a clip-on sniper scope device to a high precision stabilized airborne laser designator system.

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

Optical Coating

Infrared optics require custom vapor deposited coatings to improve the transmission of the unique lens materials that are used in infrared systems. These coatings are essential to maximizing the performance and thermal sensitivity of the systems. FLIR has developed an in-house capability to do high volume production coatings and for the development and testing of new coatings to lower costs and improve performance and field ruggedness of the infrared lenses.

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

Mechanical Engineering

Our design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques. Such sophisticated techniques are critical for the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics, which must meet high-precision mechanical tolerances. Similarly, the gyro-stabilized gimbal assembly for products such as the Star SAFIRE™, Star SAFIRE™ II, Ultra 7000™, Ultra 7500™ and UltraMedia™ requires expertise in electro-mechanical control, gyroscopes and specialized stabilization controls.

Research and development expenses were $26.9 million in 2002, $27.2 million in 2001 and $29.2 million in 2000. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in both of our business segments.

Products

Thermography Products.    In the Thermography division, we manufacture products that are sold to industrial, research and machine vision customers. For industrial customers, we have developed infrared imaging systems that feature accurate temperature measurement, storage and analysis. These systems comprise two categories: hand-held cameras and fixed installation cameras. All systems use a common-core imaging system, of which the majority uses proprietary uncooled sensor technology. Many of our hand-held cameras look and function much like a standard camcorder, utilizing off-the-shelf technologies for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capability with common factory automation systems. The products are evolved on an annual basis with new models being introduced to the market featuring enhancements in functionality and performance based on customer requests. This keeps the product line up to date, competitive and continuing to generate follow-on upgrade revenues.

Our strong market share position is enhanced and maintained with the offering of key post-processing software packages. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications. Customers are supported through the ITC®, our Infrared Training Center, which provides comprehensive training, certification and applications engineering from several FLIR locations or at the customer’s site.

During 2002, Thermography launched completely new products for its core and emerging markets. The new product families are called ThermaCAM® P-Series, ThermaCAM® S-Series, and ThermaCAM® E-Series.

ThermaCAM® P-Series

FLIR is the world leader in the design and sale of high-end Thermography systems. The P-Series line of hand-held thermal imaging and measurement systems, introduced in March of 2002, sets the new standard for high performance hand-held thermal imaging and measurement systems in the market today. Designed for the professional thermographer, the P-Series line of Thermography cameras provide for accurate temperature measurement of objects from –40°C to +2000°C. The imager is packaged in a camcorder-like aluminum housing weighing less than five pounds. The system features numerous automated features, offering one-hand, point and shoot operation and offers significantly enhanced sensitivity, improved data connectivity, automatic report generation, auto focus and an innovative new product design that incorporates a detachable color LCD display. The ThermaCAM series cameras have applications across all commercial thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, preventing unscheduled downtime, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

ThermaCAM® S-Series

The ThermaCAM S-Series cameras are similar to the P-Series cameras except they typically incorporate high-definition cooled focal plane array sensors that offer an increased level of sensitivity, image quality and measurement precision. The S-Series cameras are designed primarily for high-end research and development applications. These systems comprise SC1000, S60, S40 and SC3000. The SC1000 utilizes a cooled platinum silicide detector and is well suited for applications in the glass, plastics and petroleum refining industries. The S60 and S40 utilize an uncooled microbolometer detector and are well suited for general research and development applications such as product thermal testing or PC board inspections. These new products also feature firewire digital output for high speed image and data transfer. The SC3000 is the world’s first production quantum well infrared photodetector (QWIP) based camera and features extremely high sensitivity (0.03°C) and long-wave operation. This camera is well suited for product development applications and certain medical research applications. Two low cost research and development cameras, based on uncooled detector technology, the SC300 and SC500 products, are packaged with a Windows®-based software package that connects to the camera through a PCMCIA card interface. Windows® is a registered trademark of Microsoft Corporation.

ThermaCAM® E-Series

The E-Series product line of Thermography cameras, introduced in March of 2002, pioneer a new market segment for the Thermography business. The cameras, which resemble a flashlight in appearance, weigh only 1.5 pounds and feature a built-in color display, long-life battery, temperature measurement and image storage capabilities. The new cameras also enable images to be downloaded to a computer through its USB port connection, the same connection used by consumer video cameras. The E-Series products are small enough to wear on a belt in the same way electricians now carry small voltage and amp meters. This new product line is ideal for applications such as building diagnostics, electrical inspection, and veterinary evaluations in addition to predictive maintenance and process control.

ThermaCAM® Researcher

The ThermaCAM Researcher is a suite of Windows®-based analysis software and interconnect hardware for the SC series cameras. First introduced in the first quarter of 2000, this software and hardware product allows design engineers to evaluate static or dynamic thermal events and data. Information is captured and stored on standard PC memory devices and can be analyzed in real time with this software package. The product is used in applications including product development, failure analysis, pilot production monitoring and thermal management.

ThermoVision® 320 Series ThermoVision® 160 Series

The ThermoVision 320 and 160 Series, introduced in early 1998, is a line of uncooled thermal imaging cameras for manufacturing process control and machine vision applications. The ThermoVision 320 offers high resolution 320x240 imaging and temperature measurement performance while the affordable priced ThermoVision 160 offers 160x120 imaging performance. Infrared machine vision is being rapidly accepted as an alternate means for factory automation in applications where heat is a factor. Operating as a remote controlled “smart” sensor in supervised operation or integrated into a complete control system, the ThermoVision camera transmits data on a continuous real-time basis to factory automation equipment. Using built-in intelligence, the ThermoVision can process multiple areas of interest, trigger alarms or transmit control data. A variety of flexible, high-speed and reliable digital cable, fiber-optic and wireless transmission media allow for flexible system integration with controllers, computers and vision systems. Examples of ThermoVision applications include monitoring and controlling the manufacture of metal, plastic or glass parts, where thermal properties are critical to the final product. ThermoVision sensors are used to provide the real-time feedback to assure consistent product quality.

ThermaCAM® Reporter

The ThermaCAM Reporter Suite, the latest release of which was introduced in early 2001, allows for review, analysis and processing of captured thermal images and measurement data. The software is a Windows®-based program that is easy to use and affordable. The software suite comprises three basic products: a wizard driven report writer, an Explorer-style image viewer and a stand-alone report viewer. The software is typically packaged with the ThermaCAM P- or S-Series cameras, though it is capable of operating with data gathered from other imaging products as well.

Imaging Products.    In the Imaging division, we manufacture products that are sold to military, paramilitary, law enforcement, surveillance and security customers. Typically we provide “vision enhancement” capability to people who need to see in the dark, through adverse environments, or from mobile platforms. We address several key end-user segments, including airborne, ground, maritime, broadcast, industrial security, military targeting and fire service markets. For airborne applications, we have developed highly stabilized turrets (“gimbals”), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser rangefinder, a laser illuminator, a laser designator and a spotter scope. The systems typically have sophisticated embedded software providing tracking, GPS, moving maps and aircraft information. For ground applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. All ground systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities. Hand-held ground products typically look like militarized camcorders and utilize commercial battery and viewfinder components, but are highly ruggedized. Targeting products are typically designed to attach to existing daylight sights to provide bore-sighted nighttime capabilities. Some targeting systems are hand-held or tripod mounted and provide detailed target location data through the use of other position sensing technologies. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser rangefinders.

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

Star-Q™

The Star-Q system, first introduced in the second quarter of 2001, is a digital airborne system with a high-performance long-wave focal plane array sensor, based on quantum well infrared photodetector (QWIP) technology. The unit represents the first long-wave Gen-III system on the market, and offers distinct advantages in certain cold weather and fire fighting applications. The unit’s 4-axis gyro-stabilized gimbal typically contains a three field-of-view infrared QWIP imager, 3-CCD color TV camera and high power spotter scope. The STAR-Q is a commercially developed, military qualified (CDMQ) product, which is available for commercial off-the-shelf (COTS) delivery into military and paramilitary programs. It has already been selected by the United Kingdom Ministry of Defense and the Swiss Air Force for specific programs.

ThermoVision® 2000

The ground-based ThermoVision 2000, first introduced in the second quarter of 2001, is a fixed- or tripod-mounted thermal imaging system that can detect small objects at 10 or more kilometers away under extreme environmental conditions, day or night. The system utilizes the QWIP-based thermal sensor from the STAR-Q system and thus represents the first Gen-III long-wave focal plane array system to the market. The system features mission specific optical configurations and a highly ruggedized enclosure. Capable of remote operation, the system has on-board image processing capabilities, which enhance target detection and identification. Examples of ThermoVision 2000 applications include perimeter security of military bases and sensitive government installations or buildings.

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

MilCAM™ Family

The MilCAM system, introduced in 1997, is a high performance hand-held infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system uses off-the-shelf batteries and weighs less than 5 pounds. Currently available in three models, the MilCAM LE (1997), XP (1999) and Recon (2001), the MilCAM line leads the market in small size, low power and long-range capabilities. The

MilCAM LE features a cooled platinum silicide detector and is designed for law enforcement applications. The MilCAM XP features a high performance indium antimonide detector offering detection beyond 5 kilometers. The MilCAM Recon is the next generation of the MilCAM XP. Utilizing a larger detector, new electronics and new packaging, the Recon has improved range and definition as compared to prior models. Examples of MilCAM applications include perimeter security, coastal surveillance, special operations, police surveillance and search and rescue.

Ranger™

The Ranger, introduced in the first quarter of 2000, is a high performance fixed mount infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system can be rapidly deployed on a tripod or in an affixed installation. The system features remote control, integrated pan and tilt and very long-range performance.

UltraMedia™ III

The UltraMedia III, introduced in the second quarter of 1999, is a high-resolution, high stabilization electronic news gathering system for airborne use. Utilizing the latest broadcast camera technology, the UltraMedia III offers industry leading magnification and stability. The hermetically sealed gimbal is small and lightweight and has been certified for use on most commercial helicopters. The UltraMedia series electronic news gathering products are the most widely used airborne camera systems in the world today.

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

FireFLIR®130

The FireFLIR 130, introduced in the second quarter of 2001, is a lightweight, hand-held, thermal imaging system for fire fighting applications. Weighing about 5 pounds, the FireFLIR incorporates an uncooled microbolometer detector that delivers crisp, high-resolution monochrome and color images. The system’s unique design allows it to be used as a crawling aid during attack and rescue missions. The system features automated capabilities for locating hot spots in walls and determining the temperature of objects in the scene. An optional microwave transmitter sends the video signal to a remote location for other crewmembers to view. The FireFLIR 130 is sold in the US through Scott Health and Safety.

Ultra 7000™ Ultra 7500™

The Ultra 7500, first introduced in the third quarter of 2001, is an evolution of FLIR’s successful Ultra 7000 airborne gimbal-mounted, dual imaging system. The new system incorporates a high-resolution, state-of-

the-art indium antimonide infrared imaging detector and a higher performance color CCD TV camera. Other new features include a laser pointer option, infrared auto-focus, improved graphic display and an updated hand controller. At 9" in diameter and 26 pounds, the Ultra 7500 is the smallest and lightest high performance dual system available. Industry-leading features include a continuous zoom infrared lens, built-in auto-tracking capability, GPS annotation and ergonomic hand controller. The system is designed primarily for law enforcement applications where the continuous zoom and auto-tracker aid in keeping suspects in the field of view. The system’s small size and light weight make it attractive for use on smaller, less expensive helicopters which are typically used by US law enforcement agencies. The system is also available as the MicroSTAR II with a reduced size electronics set, remote control capabilities and optimized stabilization for use in unmanned aircraft applications.

UltraForce™ II

The UltraForce, introduced in the fourth quarter of 2000, is a high performance multi-sensor gyro-stabilized gimbal system designed for law enforcement or paramilitary use. The system incorporates a high performance, cooled infrared imaging sensor, utilizing QWIP technology, together with a high-resolution 3-chip CCD TV camera capable of imaging in moderately low light conditions. This product represents the first long-wave focal plane array based gimbal in the commercial market. Features include triple infrared fields-of-view, 54X TV image magnification and high magnification spotter scope or laser rangefinder. Targeted at higher-end law enforcement agencies flying larger twin-engine helicopters, the UltraForce II is the premier law enforcement product available today.

ThermoVision® FTI

The ThermoVision FTI, first introduced in early 2002 is a third-generation thermal imager based on QWIP technology. The system is a militarized hand-held or tripod-mounted thermal imager designed for use by forward observer troops. The FTI is currently designed for integration with a Simrad LP 10 Target Locator to provide accurate target positioning but can also be used on its own as a hand-held thermal imager. FLIR is currently under contract (through Simrad Optronics) to supply the FTI system to the Swedish and Norwegian armed forces.

ThermoVision® BIRC

The ThermoVision BIRC, first introduced in late 2001, is a product that adds night capability to existing missile launching systems in use in Europe today. The BIRC system uses a cooled QWIP detector, operating in the long wave infrared band. Ideal for operation in cold climates, the BIRC system can be either troop or vehicle deployed. The BIRC can be adapted to a variety of missile systems in use today, including the Milan and TOW missiles.

SnipIR™

The SnipIR, first launched in early 2001 is a clip-on infrared device that adds night capability to a standard sniper day-scope. The system uses a cooled indium antimonide detector and provides precise targeting capability with a matched field of view seen through the day scope of the rifle. An innovative image fusion mode allows the operator to blend infrared and daylight images for maximum target discrimination. The SnipIR is currently is used by US and foreign special forces.

MilCAM™ SeeSpot III

The MilCAM SeeSpot III, first introduced in the second half of 2001 is a hand-held dual-band infrared imaging system that allows military personnel to identify targets at long range and then also validate the location of laser designator spot locations on the targets. The SeeSpot III is the smallest and lightest product with this capability and eliminates the need of carrying separate devices for infrared imaging and laser spot identification. The SeeSpot III is currently in use by US Special Forces.

Customers

The primary customers for our products include domestic and foreign government agencies, including military, paramilitary and police forces, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, utility companies, news gathering agencies and various commercial enterprises.

Our customers are located around the world and are serviced by a global distribution organization covering more than 60 countries. A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the US Government accounted for more than 10% of our revenue last year, but aggregate sales to US Government agencies accounted for 24.7% of our revenue for 2002. Financial information about geographic operations and customers appears in Note 13 to the Consolidated Financial Statements in Item 8.

Sales, Distribution and Customer Service

We believe that our sales and marketing organization is the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers, service and training centers. Our Thermography and Imaging products are highly technical and have distinct characteristics and functionality. Our sales and service personnel undergo a comprehensive training program to educate them as to the technical aspects of the products as well as familiarize them with product applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We have distinct sales channels for industrial, airborne, ground, maritime, broadcast and fire service customers. We sell our Thermography products worldwide through a direct sales staff of more than 100 people and a network of nearly 100 distributors (many with multiple offices) and representatives, each with an exclusive right to sell our products in a defined geographic area. We sell our Imaging products through a direct sales staff of approximately 60 people and 50 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

Additionally, we maintain service facilities at our factories in Portland, Oregon; N. Billerica (Boston), Massachusetts; Danderyd (Stockholm), Sweden; and West Malling (London), United Kingdom; and at our locations in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; and Milan, Italy. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ more than 30 people worldwide in our service organizations. We also maintain limited service capability in three additional foreign locations under the direction of our independent representatives or distributors. Our product marketing involves internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 100 trade shows per year.

Backlog

At December 31, 2002 and 2001, we had an order backlog of $92 million and $82 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog may not be indicative of revenue for any future periods because our sales to Thermography customers are generally made pursuant to purchase orders rather than long-term contracts and, accordingly, the Thermography backlog at any given time is for immediate shipments. In addition, the backlog for the Imaging business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is generally obligated to pay certain costs and/or penalties for cancellation.

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

Our manufacturing operations are, from time to time, audited by certain of our OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Boston, Portland, Stockholm and London are ISO 9000 certified.

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

Proprietary Rights

Our ability to compete successfully and achieve future revenue growth will depend in part on our ability to protect our proprietary technology and operate without infringing the rights of others. We rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. However, we believe that our historical success has been primarily a function of other competitive advantages such as the skill and experience of our employees, our worldwide, multi-channel sales, distribution and servicing network and our name recognition and quality products. Because intellectual property protection does not necessarily represent a barrier to entry into the thermal imaging industry, we cannot be certain or give any assurance that we can maintain this competitive advantage or that competitors will not develop similar or superior capabilities.

Employees

As of December 31, 2002, we had 480 employees in the United States and 358 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden are represented by unions. We believe our relationships with our employees and unions are good.

Available Information

Our internet website address is www.flir.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

We lease facilities under various operating leases that expire in 2004 through 2006. The leases call for fixed monthly payments over their term. The following summarizes our primary leased facilities:

Location	Lease Expiration Date	Square Feet
FLIR Systems, Inc.—Portland, Oregon	2005	74,546
FLIR Systems AB—Danderyd, Sweden	2004	75,783
FLIR Systems AB—Danderyd, Sweden	2005	39,812
FLIR Systems, Inc.—N. Billerica, Massachusetts	2005	102,000
FLIR Systems International Ltd.—West Malling, United Kingdom	2006	14,500
FLIR Systems Ltd.—Toronto, Canada	2005	4,161
FLIR Systems S.A.R.L.—Paris, France	2005	3,497
FLIR Systems GmbH—Frankfurt, Germany	2004	4,315
FLIR Systems s.r.l.—Milan, Italy	2004	3,228
FLIR Systems AB—Brussels, Belgium	2006	4,164
FLIR Systems AB—Hong Kong	2004	2,316

ITEM 3.	LEGAL PROCEEDINGS

On June 8, 2000, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period.

Pursuant to an offer of settlement submitted by the Company, on September 30, 2002, the SEC instituted and simultaneously settled a proceeding against the Company under Section 8A of the Securities Act of 1933 (the “Securities Act”) and Section 21C of the Securities Exchange Act of 1934 (the “Exchange Act”). Without admitting or denying the allegations of the SEC’s order, the Company agreed to the entry of an order requiring that it cease and desist from committing or causing any violations and any future violations of the antifraud provisions of the Securities Act and the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The Company incurred no financial fine or penalty under the terms of settlement.

The SEC’s order states that the Company materially overstated its earnings before income taxes for each of the quarters of 1998 and 1999 as well as for fiscal year 1998, and that the Company’s revenue recognition practices resulted in material misstatements and omissions in the financial statements contained in the Company’s Annual Report on Form 10-K as originally filed for the year ended December 31, 1998 and the Company’s Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of both 1998 and 1999. In 2000 and 2001, the Company restated its financial statements for 1998 and 1999. No further restatements of the Company’s financial statements are required by the order, and the Company does not expect that the entry of the order will have a material adverse impact on its financial condition or results of operations.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has recorded adequate provisions for any probable and estimable losses. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low closing sales price for the Company’s common stock as reported on the Nasdaq National Market System.

	2002		2001
	High	Low	High	Low
First Quarter	$58.64	$37.90	$8.97	$4.41
Second Quarter	51.58	38.00	25.03	8.06
Third Quarter	42.80	34.99	41.03	21.45
Fourth Quarter	48.98	28.22	47.32	34.34

At December 31, 2002, there were approximately 161 holders of record of our common stock and 17,299,574 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2002	2001	2000(1)	1999(2)	1998
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$261,080	$214,373	$186,357	$178,556	$177,254
Cost of goods sold	124,060	97,541	104,116	123,228	87,384

Gross profit	137,020	116,832	82,241	55,328	89,870
Operating expenses:
Research and development	26,892	27,235	29,150	29,443	26,958
Selling, general and administrative	59,951	52,285	63,916	62,899	53,045
Combination costs	—	—	—	9,301	—

Total operating expenses	86,843	79,520	93,066	101,643	80,003

Earnings (loss) from operations	50,177	37,312	(10,825)	(46,315)	9,867
Interest expense and other income, net	1,284	8,569	11,504	5,771	4,471

Earnings (loss) before income taxes	48,893	28,743	(22,329)	(52,086)	5,396
Income tax provision	7,334	2,809	3,725	2,295	1,806

Net earnings (loss)	$41,559	$25,934	$(26,054)	$(54,381)	$3,590

Net earnings (loss) per share:
Basic	$2.47	$1.73	$(1.80)	$(3.82)	$0.28

Diluted	$2.33	$1.62	$(1.80)	$(3.82)	$0.27

Balance Sheet Data:
Working capital	$121,479	$69,440	$68,419	$4,481	$70,011
Total assets	233,822	185,038	166,991	196,487	233,855
Short-term debt	—	23,954	18,819	82,331	42,638
Long-term debt, excluding current portion	—	—	75,485	1,497	19,296
Total shareholders’ equity	172,327	104,848	29,025	56,219	109,874

(1)	During 2000, we recorded one-time pre-tax charges of $20.5 million primarily related to streamlining our manufacturing and corporate operations. The charges include $9.0 million related to eliminating older or lower margin products, $8.8 million related to cost accumulations and asset valuations that have been written off as a result of these operational changes and $2.2 million for workforce reductions and related costs. We also recorded a charge of $0.5 million related to the settlement of the class action lawsuit. These charges are reflected in cost of goods sold for $13.3 million, operating expenses for $7.0 million, and other expenses of $0.2 million.

(2)	In connection with the merger with Inframetrics, Inc., which was effective on March 30, 1999, we recorded one-time pre-tax charges of $34.6 million. The charges consisted of $25.3 million of inventories, which is included in cost of goods sold, due to the elimination of duplicative product lines, and $9.3 million of transaction related costs, which are reported as combination costs. This merger was accounted for as a pooling of interests.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FLIR was founded in 1978, originally providing infrared imaging systems that were installed on vehicles for use in conducting energy audits of neighborhoods by helping to determine whether there was any abnormal leakage of heat coming from the doors, windows, walls and roofs of each house. As demand for that application declined, the Company began to focus on other applications and markets for its technology, in particular, designing and selling stabilized thermal imaging systems for aircraft used by law enforcement. Since then, the Company has continued to develop thermal imaging products for a growing number of applications and has now become one of the world leaders in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial and government markets. Over the years, due to its growth, the Company has experienced significant changes in its structure and operations and our business is now organized around two principal business segments, Thermography and Imaging.

The Thermography market primarily consists of the use of hand-held thermal imaging systems that can detect and measure minute temperature differences, which is useful for a wide variety of commercial applications. These applications fall into four basic categories: predictive maintenance (also known as condition monitoring), research and development, process control and monitoring, and product development. In this market, there has been significant transition as we phased out many products utilizing older infrared detector technology called “cooled” technology and focused on those products that utilize a newer, less expensive detector technology known as “uncooled” technology. Our Thermography products are produced at our facility in Sweden.

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

We continue to enhance our state-of-the-art products within both markets, as well as develop products for new market applications that use advanced thermal imaging technologies. For example, uncooled detector technology now used in our Thermography systems enable these systems to operate at room temperature, allowing for systems that are less expensive, smaller, lighter, and more energy efficient. Additionally, we are developing image analysis software tools that enhance the capability of our Thermography products. As hardware prices decline, the sophistication of image analysis software and the incremental functionality provided by such analysis tools are expected to become a more important component of Thermography systems. For our Imaging products, we have begun to utilize a new type of cooled infrared detector technology called quantum well infrared photodetector, or QWIP. QWIP provides for superior resolution yet is less expensive to produce. In addition, we are continually improving the stabilization of our airborne systems and offering additional imaging options, such as CCD TV cameras, laser rangefinders and laser designators.

International revenue accounted for approximately 44.0%, 47.0% and 48.4% of our revenue in 2002, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue. With the production and distribution of our Thermography products in Sweden contributing a large volume of sales denominated in foreign currencies, we have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, goodwill impairment, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue recognition.    Our policy is to recognize revenue upon delivery of the product to the customer, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.

We design, market and sell our products as standard, off-the-shelf products. Many of our Imaging customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts), we recognize revenue only after we have determined that all elements essential to the functionality of the system have been delivered. Any undelivered items not considered essential to functionality, are deferred at their estimated fair value. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

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

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2002, our accounts receivable balance of $55.8 million is reported net of allowances for doubtful accounts of $1.4 million. We believe our reported allowances at December 31, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory reserves.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventories to their net realizable value. As of December 31, 2002, our inventories of $50.1 million are stated net of inventory reserves of $10.3 million. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Goodwill impairment.    The Company recorded goodwill in connection with our acquisition of AGEMA Infrared Systems AB in 1997. During the year ended December 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. We annually review goodwill for impairment to determine if events or changes in business conditions indicate that the carrying value of the asset may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundary of the overall market capitalization of the Company. Our current review indicates that no adjustments are necessary for the goodwill asset, which has a carrying value of $12.5 million as of December 31, 2002. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which could result in an impairment of goodwill.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $3.4 million at December 31, 2002, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Contingencies.    We are subject to the possibility of loss contingencies arising in the normal course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Income taxes.    We record our deferred tax assets at an amount that we determine is more likely than not to be realized in the future. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, we estimate our future taxable income based upon historic operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures, and other factors beyond our control. As of December 31, 2002, we have determined that no valuation allowance against our deferred tax assets of $34.9 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue.

	Year Ended December 31,
	2002	2001	2000(1)
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	47.5	45.5	55.9

Gross profit	52.5	54.5	44.1
Operating expenses:
Research and development	10.3	12.7	15.6
Selling, general and administrative	23.0	24.4	34.3

Total operating expenses	33.3	37.1	49.9

Earnings (loss) from operations	19.2	17.4	(5.8)
Interest expense	0.6	4.4	6.5
Other (income), net	(0.1)	(0.4)	(0.3)

Earnings (loss) before income taxes	18.7	13.4	(12.0)
Income tax provision	2.8	1.3	2.0

Net earnings (loss)	15.9%	12.1%	(14.0)%

(1)	Excluding the one-time charges in connection with the 2000 charges related to streamlining our manufacturing and corporate operations, cost of goods sold, gross profit, operating expenses, loss before taxes and net loss would have been 48.8%, 51.2%, 46.2%, (1.0)%, and (3.0)%, respectively.

Years ended December 31, 2002, 2001 and 2000

Revenue.    Revenue for 2002 totaled $261.1 million, an increase of 21.8% over the $214.4 million in revenue reported in 2001. Revenue from the Imaging business segment increased 36.1% from $122.9 million in 2001 to $167.2 million in 2002, while the Thermography business segment reported a revenue increase of 2.6% from $91.5 million in 2001 to $93.8 million in 2002. The increase in Imaging revenue was primarily due to an increase in unit volumes, particularly in our ground-based products, and the mix of shipments within our airborne product offerings. The Thermography revenue increase was due to greater unit volume shipments, primarily due to the market acceptance of our new E-Series products, offset by the lower prices associated with the E-Series products and reductions in capital spending by our customer base which impacted our higher priced Thermography products.

Revenue increased 15.0% from $186.4 million in 2000 to $214.4 million in 2001. The increase was primarily due to the increased sales of the Company’s Imaging products, as revenue from that business segment increased 23.9% from $99.2 million in 2000 to $122.9 million in 2001. The revenue increase was experienced across most of the Imaging product lines. Thermography revenue increased 5.0% from $87.1 million in 2000 to $91.5 million in 2001. These increases in revenue were due to an increase in unit volumes attributable to the growth in the number of applications for infrared technology and the ability of our products to meet those applications, in addition to price increases we implemented late in 2000.

International revenue in 2002 totaled $114.8 million, representing 44.0% of revenue. This compares to international revenue in 2001 which totaled $100.7 million, representing 47.0% of revenue, and $90.2 million, or 48.4% of revenue, in 2000. While the sales mix between domestic and international sales may fluctuate slightly in any one year, we anticipate the mix to be approximately 50% domestic and 50% international on a long-term basis.

Gross profit.    As a percentage to revenue, gross profit in 2002 was 52.5% compared to 54.5% in 2001. The decrease in gross profit percentage was primarily due to the change in relative mix of revenue from our business segments. We historically experience higher gross margins in our Thermography business than in our Imaging business. In 2002, Imaging revenue represented 64.1% of our total revenue compared to 57.3% of total revenue in 2001. We believe that the gross margins within both of our business segments are representative of margins that the Company will be able to realize on an on-going basis, however, the relative mix of revenue between the two business segments will continue to influence our total gross margins.

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

Research and development.    Research and development expenses were $26.9 million during 2002 compared to $27.2 million in 2001. While, as a percentage of revenue, research and development expenses decreased from 12.7% in 2001 to 10.3% in 2002, we believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to represent 10% to 12% of our revenue on a long-term basis.

As a percentage of revenue, research and development expenses decreased from 15.6% in 2000 to 12.7% in 2001. In absolute dollars, research and development expenses decreased from $29.2 million in 2000 to $27.2 million in 2001. Research and development expenses for 2000 included $3.1 million in one-time charges related to cost accumulations, asset valuations, workforce reductions and other costs associated with the Company’s efforts to restructure and streamline its operations in 2000. Without these charges, research and development expenses in 2000 would have been $26.1 million or 14.0% of revenue.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased from $52.3 million, or 24.4% of revenue, in 2001 to $60.0 million, or 23.0% of revenue, in 2002. The increase in spending was primarily due to the increase in selling and marketing expenses arising from the general business and revenue growth during 2002, partially offset by a reduction of $1.1 million in expenses from 2001 to 2002 related to the discontinuance of the amortization of goodwill in 2002. We anticipate selling, general and administrative expenses to continue to represent 22% to 24% of our revenue in the future.

Selling, general and administrative expenses decreased from $63.9 million, or 34.3% of revenue, in 2000 to $52.3 million, or 24.4% of revenue, in 2001. The expenses in 2000 include one-time charges of $3.9 million associated with Company’s streamlining of its operations in that year. Without those charges, selling, general and administrative expenses would have been $60.0 million or 32.2% of revenue in 2000. The decrease in selling, general and administrative expenses was primarily due to the one-time charges taken in 2000, the reduction in expense levels as result of the restructuring actions in 2000, and reductions in certain administrative expenses, such as legal and audit fees, that were abnormally high in 2000.

Interest expense.    Interest expense totaled $1.7 million, $9.4 million, and $12.0 million for the years ended 2002, 2001 and 2000, respectively. The decrease in interest from 2001 to 2002 was due primarily to the reduction in debt as the Company was able to use cash from operations and the proceeds from its December 2001 secondary stock offering to repay its outstanding debt. The Company’s outstanding indebtedness under its primary credit agreement declined from $89.9 million at the beginning of 2001 to $19.9 million at the end of 2001 and was paid in full in February 2002. The decline from 2000 to 2001 was due to the debt payments during 2001 and a slightly lower average interest rate in 2001 due to the reductions in prime lending rates during the year and reductions in rates provided under the credit agreement based on the level of principal payments made in 2001. Interest expense for 2002, 2001 and 2000 also includes expenses associated with the Company’s interest rate swap agreements in the amounts of $1.0 million, $2.2 million and $1.4 million, respectively. The swap agreements were settled during 2002.

Income taxes.    The Company’s income tax provision was $7.3 million, $2.8 million and $3.7 million in 2002, 2001 and 2000, respectively. The mix in taxable income between the Company’s US and foreign operations in each of these years and the expected utilization of the Company’s deferred tax assets significantly impacted the recording of the tax provisions. In 2002, 2001 and 2000, the tax provision primarily represented taxes provided on income generated by the Company’s foreign subsidiaries, principally in Sweden, and state income taxes in the US. In 2000, the Company did not recognize a federal tax benefit on losses in the United States due to the inability to carry such losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with the net operating loss carryforwards (“NOLs”). In 2002 and 2001, the Company was able to recognize those previously unrecognized loss benefits.

At December 31, 2002, the Company had US NOLs totaling $66.5 million which expire in the years 2019 through 2021. Additionally, the Company has various US tax credits available aggregating $4.3 million, which expire in the years 2007 through 2021. The Company has generated deductions of US taxes related to the exercise of stock options that have served to offset the reductions in its NOLs. The utilization of these stock option exercise deductions is accounted for as a direct increase in additional paid-in capital rather than as a reduction in the Company’s tax provision.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, management believes that the deferred tax assets of $34.9 million reflected on the December 31, 2002 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company’s control. No assurance can be given that sufficient taxable income will be generated for full utilization of the deferred tax assets. Accordingly, the Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

Liquidity and Capital Resources

At December 31, 2002, the Company had $46.6 million in cash compared to $8.4 million in total borrowings net of cash on hand at December 31, 2001. The Company had no borrowings outstanding at December 31, 2002. The Company was able to reduce its borrowings through cash provided by operating activities.

Cash provided by operating activities in 2002 totaled $55.0 million compared to $27.7 million in 2001. Cash provided by operating activities in 2002 was primarily due to net earnings, reductions in accounts receivable and an increase in accrued liabilities offset by an increase in inventories and a reduction in accounts payable. Cash provided by operating activities in 2001 was primarily due to net earnings generated during the year and reductions in inventories offset by an increase in accounts receivable.

At December 31, 2002, the Company had accounts receivable in the amount of $55.8 million compared to $58.0 million at December 31, 2001. The decrease in the receivable balance is primarily due to an increase in collection efforts. Consequently, days sales outstanding decreased from 99 days at December 31, 2001 to 78 days at December 31, 2002. The timing of sales, particularly the recording of large quantity or higher-priced system sales, can significantly impact the calculation of days sales outstanding at any point in time.

At December 31, 2002, the Company had inventories of $50.1 million compared to $46.6 million at December 31, 2001. The increase was primarily due to the general growth in the Company’s revenues. However, as we continue to manage that growth, the Company was able to improve its inventory turns from 1.9 in 2001 to 2.5 in 2002.

At December 31, 2002, the Company had prepaid expenses and other current assets of $12.7 million compared to $11.5 million at December 31, 2001. The increase was primarily due to an increase in supplier advances and certain prepaid expenses, including insurance.

At December 31, 2002, the Company had other long-term assets of $4.4 million compared to $1.9 million at December 31, 2001. The increase was primarily due to an increase in the intangible asset associated with the minimum liability for the Company’s Supplemental Executive Retirement Plan.

Accrued payroll and related liabilities increased $4.6 million from $6.4 million at December 31, 2001 to $11.0 million at December 31, 2002. The increase was primarily due to the timing of annual performance bonus payments.

Pension and other long-term liabilities decreased $0.3 million, from $9.2 million at December 31, 2001 to $8.9 million at December 31, 2002. The decrease was primarily due to the settlement of the Company’s interest rate swap agreements and the reclassification to shareholders’ equity of a put option obligation of $1.4 million related to common stock issued for the acquisition of the Optronics Division, offset by accruals for the Company’s retirement programs.

The Company’s investing activities have consisted primarily of expenditures for fixed assets, which totaled $6.6 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively.

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At December 31, 2002, the interest rate ranged from 3.01% to 4.25%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 60 million Swedish Kroner (approximately $6.8 million) line of credit at 4.55% and a $2 million line of credit at 6.00% at December 31, 2002. At December 31, 2002, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

At the present, we do not have any significant capital commitments for the 2003 fiscal year. Consequently, we anticipate our cash requirements to be primarily related to the funding of our operating activities. With the cash we have recently generated by our operating activities and the additional funds available through our credit agreements, we believe we have sufficient resources available to meet our cash requirements. However, significant changes in those anticipated cash requirements or significant changes in business conditions that could negatively impact the generation of cash from operating activities could require the Company to seek additional financing from other sources. Possible changes in business conditions are discussed in more detail in the section entitled “Risk Factors” located herein.

The Company’s off-balance sheet arrangements are limited to operating rents and leases on certain facilities and equipment and are expensed as incurred. As of December 31, 2002, the future annual minimal rental payments required under non-cancelable leases total $4.8 million in 2003, $4.6 million in 2004, $2.6 million in 2005, $1.1 million in 2006 and $0.8 million in 2007.

Risk Factors

In addition to the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, you should know that the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we were unable to adequately respond to any risks, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks and uncertainties will work.

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

We have grown rapidly from 313 employees in 1993 to 838 employees as of December 31, 2002. Our annual revenue during that period grew from $40 million to $261 million and our operations became global in nature. In the past, we experienced problems in developing and implementing a financial reporting and controls system commensurate with the substantial growth and increased complexity of our business. We have taken a number of steps to improve our controls and systems, including the implementation of a new set of reporting and control procedures and protocols and the retention of a new executive management team and financial reporting personnel. However, if these and other measures we take are inadequate to address the growth we are continuing to experience, our business, financial condition and results of operations could be materially and adversely affected.

We are under a Cease and Desist Order from the SEC, a violation of which could harm our business.

On June 8, 2000, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period.

Pursuant to an offer of settlement submitted by the Company, on September 30, 2002, the SEC instituted and simultaneously settled a proceeding against the Company under Section 8A of the Securities Act of 1933 (the “Securities Act”) and Section 21C of the Securities Exchange Act of 1934 (the “Exchange Act”). Without admitting or denying the allegations of the SEC’s order, the Company agreed to the entry of an order requiring that it cease and desist from committing or causing any violations and any future violations of the antifraud provisions of the Securities Act and the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The Company incurred no financial fine or penalty under the terms of settlement.

The SEC’s order states that the Company materially overstated its earnings before income taxes for each of the quarters of 1998 and 1999 as well as for fiscal year 1998, and that the Company’s revenue recognition practices resulted in material misstatements and omissions in the financial statements contained in the Company’s Annual Report on Form 10-K as originally filed for the year ended December 31, 1998 and the Company’s Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of both 1998 and 1999. In 2000 and 2001, the Company restated its financial statements for 1998 and 1999. No further restatements of the Company’s financial statements are required by the order, and the Company does not expect that the entry of the order will have a material adverse impact on its financial condition or results of operations. Should the Company be found to have violated the terms of Commission’s order in the future, it may be subject to further enforcement action, including legal action imposing injunctive relief and assessing fines or penalties, which could have a material impact on our business.

A reduction in government purchasing or our inability to act as a US Government contractor could significantly decrease revenue.

The government procurement process is complex and highly competitive. A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the US Government accounted for more than 10% of our revenue last year, but aggregate sales to US Government agencies accounted for 21.7% of our revenue for 2001 and 24.7% of our revenue for 2002. Accordingly, our results of operations would be adversely impacted by governmental spending cuts and general budgetary constraints. Further, even though most of our government sales are not made for defense applications, a significant reduction in purchases of thermal imaging systems for defense applications could result in certain of our competitors committing more attention and resources to non-defense applications, thereby exposing us to greater competitive pressures in our primary markets. In addition, our ability to do business with the US Government is conditioned upon our continuing eligibility to act as a federal contractor. A significant decline in our sales to US or foreign governments or our disqualification from making such sales for any reason would have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. For example, our near-term success will depend on the continued acceptance of the Star SAFIRE Imaging product line and the P-Series and E-Series Thermography product lines, sales of which we expect to generate a substantial amount of our annual revenue. We are also investing a significant amount of our financial resources in the enhancement of some of our other existing products. We cannot be certain that we will successfully complete these enhancements within the necessary time period or that customers will accept our new products, or any future products. Our failure to complete the enhancement of these products or the failure of our current or future products to gain or maintain market acceptance could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a number of sole source and limited source suppliers to provide certain key components for our products. Accordingly, we could experience a shortage in the supply of some of our components. In particular, we have a contract with BAE Systems (“BAE”) for the supply of uncooled detectors for integration into our P-Series, E-Series and FireFLIR product lines. BAE is currently one of three large producers of specialized uncooled detectors. Subject to certain exceptions, the contract gives us the exclusive right to purchase uncooled detectors for use in the commercial market and a limited, non-exclusive right to purchase uncooled detectors for use in the government market. Under the contract, we have the corresponding obligation to purchase uncooled detectors solely from BAE for certain defined commercial applications. Currently, the P-Series, E-Series and other ThermaCAM series of hand-held products, ThermoVision 2000, ThermoVision Sentry and FireFLIR are our only products that use the BAE detectors. However, we intend to use uncooled detectors supplied by BAE in other products. The contract provides for the monthly delivery of a fixed number of uncooled detectors, which may be increased or decreased by us within certain limits. Our business, financial condition and results of operations could be materially and adversely affected in the event that either (i) the number of detectors delivered to us under the contract is insufficient to satisfy our requirements or (ii) we are obligated to purchase detectors in excess of the number we require. The contract covers the purchase of a fixed aggregate number of units. After expiration of the contract, we may not be able to successfully negotiate a new contract with BAE or another company for uncooled detectors. Failure by us to renew the contract or identify another source of uncooled detectors would have a material adverse effect on our business, financial condition and results of operations.

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

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2002 and 2001, international sales accounted for 44.0% and 47.0%, respectively, of our total revenue. Our international sales are subject to a number of risks, including:

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

We may not be successful in maintaining and obtaining the necessary licenses to conduct operations abroad, and the US Congress may prevent proposed sales to foreign governments.

Licenses are required from US government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the US and would have a material adverse effect on our business, financial condition and results of operations.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its credit agreements. The credit agreements are at variable rates. A change in interest rates on the credit agreements impacts the interest incurred and cash flows. At December 31, 2002, no amounts were outstanding on any of the Company’s credit agreements; consequently, no sensitivity analysis is presented.

The Company has assets, liabilities, and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in foreign countries are sold in foreign currencies. Assets and liabilities located outside the United States are primarily located in Sweden and the United Kingdom. The Company’s investment in foreign subsidiaries with a functional currency other than the US dollar are generally considered long-term. The Company does not engage in forward currency exchange contracts to reduce its economic exposure to changes in exchange rates. Because the Company markets, sells and licenses our products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

Our net investment in foreign subsidiaries translated into US dollars using the period-end exchange rates at December 31, 2002, was approximately $38.4 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $3.8 million at December 31, 2002. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and

Shareholders of FLIR Systems, Inc.

We have audited the accompanying consolidated balance sheet of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 5 to the consolidated financial statements, in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of FLIR Systems, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was adopted by the Company as of January 1, 2002. In our opinion, the SFAS 142 transitional disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of FLIR Systems, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/     KPMG LLP

Portland, Oregon

January 31, 2003

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

/s/    ARTHUR ANDERSEN LLP

Portland, Oregon

February 8, 2002

THIS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR FLIR SYSTEMS INC. UNTIL MAY 20, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF FLIR SYSTEMS, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY FLIR SYSTEMS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

THE PRIOR PERIOD FINANCIAL STATEMENTS FOR 2001 AND 2000 HAVE BEEN REVISED TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS,” WHICH WAS ADOPTED BY THE COMPANY ON JANUARY 1, 2002.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenue	$261,080	$214,373	$186,357
Cost of goods sold	124,060	97,541	104,116

Gross profit	137,020	116,832	82,241

Operating expenses:
Research and development	26,892	27,235	29,150
Selling, general and administrative	59,951	52,285	63,916

Total operating expenses	86,843	79,520	93,066

Earnings (loss) from operations	50,177	37,312	(10,825)

Interest expense	1,679	9,423	12,022
Other income, net	(395)	(854)	(518)

Earnings (loss) before income taxes	48,893	28,743	(22,329)

Income tax provision	7,334	2,809	3,725

Net earnings (loss)	$41,559	$25,934	$(26,054)

Net earnings (loss) per share:
Basic	$2.47	$1.73	$(1.80)

Diluted	$2.33	$1.62	$(1.80)

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$46,606	$15,514
Accounts receivable, net	55,798	57,965
Inventories, net	50,141	46,560
Prepaid expenses and other current assets	12,673	11,548
Deferred income taxes	8,887	8,834

Total current assets	174,105	140,421
Property and equipment, net	12,678	10,806
Deferred income taxes, net	25,977	15,087
Intangible assets, net	16,647	16,811
Other assets	4,415	1,913

	$233,822	$185,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$23,370
Accounts payable	16,465	18,428
Deferred revenue	4,770	5,314
Accrued payroll and related liabilities	11,030	6,405
Accrued product warranties	3,432	2,629
Advance payments from customers	8,030	6,700
Other current liabilities	6,341	6,804
Accrued income taxes	2,558	747
Current portion of capital lease obligations	—	584

Total current liabilities	52,626	70,981
Pension and other long-term liabilities	8,869	9,209

Commitments and contingencies (Notes 8 and 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2002 or 2001	—	—
Common stock, $0.01 par value, 30,000 shares authorized, 17,300 and 16,555 shares issued at December 31, 2002 and 2001, respectively	173	165
Additional paid-in capital	217,879	194,338
Accumulated deficit	(43,305)	(84,864)
Accumulated other comprehensive loss	(2,420)	(4,791)

Total shareholders’ equity	172,327	104,848

	$233,822	$185,038

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Annual Comprehensive Earnings (Loss)
	Shares	Amount
Balance, December 31, 1999	14,389	$144	$143,318	$(84,744)	$(2,499)	$56,219
Net loss for the year	—	—	—	(26,054)	—	(26,054)	$(26,054)
Common stock options exercised	60	—	241	—	—	241	—
Common stock issued pursuant to Employee Stock Purchase Plan	99	1	559	—	—	560	—
Translation adjustment	—	—	—	—	(1,941)	(1,941)	(1,941)

Balance, December 31, 2000	14,548	145	144,118	(110,798)	(4,440)	29,025
Comprehensive loss, year ended December 31, 2000							$(27,995)

Net earnings for the year	—	—	—	25,934	—	25,934	$25,934
Common stock issued pursuant to the secondary offering, net of costs	1,000	10	41,437	—	—	41,447	—
Common stock issued pursuant to purchase of Optronics Division	100	—	20	—	—	20	—
Common stock issued pursuant to stock compensation plan	22	1	163	—	—	164	—
Common stock options exercised	792	8	7,899	—	—	7,907	—
Common stock issued pursuant to Employee Stock Purchase Plan	93	1	701	—	—	702	—
Translation adjustment	—	—	—	—	(351)	(351)	(351)

Balance, December 31, 2001	16,555	165	194,338	(84,864)	(4,791)	104,848
Comprehensive earnings, year ended December 31, 2001							$25,583

Net earnings for the year	—	—	—	41,559	—	41,559	$41,559
Expiration of put option related to purchase of Optronics Division	—	1	1,414	—	—	1,415	—
Income tax benefit of common stock options exercised	—	—	13,229	—	—	13,229	—
Common stock issued pursuant to stock compensation plan	3	—	152	—	—	152	—
Common stock options exercised	712	7	7,734	—	—	7,741	—
Common stock issued pursuant to Employee Stock Purchase Plan	30	—	1,012	—	—	1,012	—
Translation adjustment	—	—	—	—	2,490	2,490	2,490
Minimum liability adjustment for Supplemental Executive Retirement Plan	—	—	—	—	(119)	(119)	(119)

Balance, December 31, 2002	17,300	$173	$217,879	$(43,305)	$(2,420)	$172,327

Comprehensive earnings, year ended December 31, 2002							$43,930

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings (loss)	$41,559	$25,934	$(26,054)
Income charges not affecting cash:
Depreciation and amortization	6,201	7,500	9,719
Disposal and write-offs of property and equipment	73	1,225	4,407
Fair value adjustment of swap agreements	(281)	1,026	1,282
Deferred income taxes	(10,943)	(207)	—
Income tax benefit of stock options	13,229	—	—
Common stock issued pursuant to stock compensation plan	152	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,995	(18,349)	15,174
(Increase) decrease in inventories	(1,856)	11,065	8,300
(Increase) decrease in prepaid expenses and other current assets	(733)	(4,507)	2,893
(Increase) decrease in other assets	(2,207)	(1,624)	680
(Decrease) increase in accounts payable	(2,737)	1,994	(5,443)
(Decrease) increase in deferred revenue	(595)	3,700	(621)
Increase (decrease) in accrued payroll and other liabilities	4,720	993	(6,655)
Increase (decrease) in accrued income taxes	1,395	(1,817)	(854)
Increase in pension and other long-term liabilities	3,048	776	1,082

Cash provided by operating activities	55,020	27,709	3,910

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(6,599)	(4,242)	(7,279)
Cash received from acquisition of Optronics Division	—	249	—
Other investments	(519)	—	—

Cash used by investing activities	(7,118)	(3,993)	(7,279)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
Repayment of credit agreement including current portion	(19,900)	(70,000)	(12,600)
Proceeds from credit agreement	—	—	21,500
Net (decrease) increase in international credit line and other short-term debt	(3,470)	759	2,273
Repayments of capital leases and other long-term debt, including current portion	(530)	(1,109)	(697)
Settlement of interest rate swap agreements	(2,082)	—	—
Payment of financing fees	(799)	—	—
Common stock issued pursuant to secondary offering, net of costs	—	41,447	—
Proceeds from exercise of stock options	7,741	7,907	241
Proceeds from shares issued pursuant to employee stock purchase plan	1,012	702	560

Cash (used) provided by financing activities	(18,028)	(20,294)	11,277

Effect of exchange rate changes on cash	1,218	234	(305)

Net increase in cash and cash equivalents	31,092	3,656	7,603
Cash and cash equivalents, beginning of year	15,514	11,858	4,255

Cash and cash equivalents, end of year	$46,606	$15,514	$11,858

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

Foreign currency translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into US dollars at current exchange rates while revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in accumulated other comprehensive loss within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position, are included in the consolidated statement of operations as incurred.

The cumulative translation adjustment, included in accumulated other comprehensive loss is $4,791,000 and $2,301,000 at December 31, 2001 and 2002, respectively.

Revenue recognition

Revenue is recognized upon delivery of the product to the customer, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. The Company designs, markets and sells products as standard, off-the-shelf products. Many of the Company’s Imaging customers, particularly those who use its airborne systems, request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts), the Company recognizes revenue only after it has determined that all elements essential to the functionality of the system have been delivered. Any undelivered items not considered essential to functionality, are deferred at their estimated fair value. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of the Company’s products over a specified period of time at no cost to its customers. Warranty reserves are established at the time that revenue is recognized at levels that represent the Company’s estimate of the costs that will be incurred to fulfill those warranty requirements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Revenue recognition—(Continued)

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

Inventory reserves are established when conditions exist that suggest that inventories may be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. When recorded, reserves are intended to reduce the carrying value of the Company’s inventories to their net realizable value.

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

During the year ended December 31, 2002, the Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The effect of adopting SFAS 144 was not material as the guidance provided by SFAS 144 is substantially the same as the Company’s existing policy.

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

	Year ended December 31,
	2002	2001	2000
Weighted average number of common shares outstanding	16,855	14,992	14,472
Assumed exercise of stock options net of shares assumed reacquired under the treasury stock method	980	1,044	—

Diluted shares outstanding	17,835	16,036	14,472

The effect of stock options for the years ended December 31, 2002, 2001 and 2000 that aggregated 270,036, 805,700 and 2,131,966, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Supplemental cash flow disclosure (in thousands)

	Year ended December 31,
	2002	2001	2000
Cash paid for:
Interest	$1,909	$7,943	$10,438
Taxes	$4,091	$3,519	$4,114
Significant non-cash transactions:
Common stock issued for purchase of Optronics Division	$—	$1,435	$—

Fair value of financial assets and liabilities

The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all of its monetary assets and liabilities approximates fair value as of December 31, 2002.

Stock-based compensation

The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows companies to choose whether to account for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method described in SFAS 123. In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 for certain transition provisions for companies electing to adopt the fair value method, and amends SFAS 123 for certain financial statement disclosures.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

The Company follows the provisions of APB 25 and related interpretations in accounting for its stock-based employee compensation plans, which are described more fully in Note 12. No stock-based employee compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net earnings (loss)—as reported	$41,559	$25,934	$(26,054)
Deduct: Total stock-based compensation expense determined under fair value method	(13,954)	(5,478)	(2,941)

Net earnings (loss)—pro forma	$27,605	$20,456	$(28,995)

Earnings (loss) per share:
Basic—as reported	$2.47	$1.73	$(1.80)
Diluted—as reported	$2.33	$1.62	$(1.80)
Earnings (loss) per share:
Basic—pro forma	$1.64	$1.36	$(2.00)
Diluted—pro forma	$1.55	$1.28	$(2.00)

The fair value of the stock-based awards granted in 2002, 2001 and 2000 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Employee Stock Option Plans:
Risk-free interest rate	2.9%	3.8%	6.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years
Expected volatility	69.3%	85.0%	77.9%
Employee Stock Purchase Plan:
Risk-free interest rate	1.9%	5.5%	5.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months
Expected volatility	73.1%	96.2%	81.9%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during 2002, 2001 and 2000 was $19.58, $20.91, and $6.86, respectively. The weighted-average estimated values of shares granted under the Employee Stock Purchase Plan during 2002, 2001 and 2000 was $15.16, $4.14, and $2.60, respectively.

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

A substantial portion of the Company’s revenue is derived from sales to US and foreign government agencies (see Note 13). The Company also purchases certain key components from sole or limited source suppliers.

The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, recoverability of deferred tax assets, impairment of goodwill, loss contingencies and adequacy of warranty accruals. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes cumulative translation adjustments and additional minimum liability adjustments on the Supplemental Executive Retirement Plan.

Reclassifications

Certain minor reclassifications have been made to prior years’ data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial condition or results of operations.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Recent accounting pronouncements—(Continued)

In December 2002, the Emerging Issues Task Force of the FASB issued statement No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. EITF 00-21 is effective for revenue arrangements entered into beginning with the Company’s second quarter of 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial condition or results of operations.

Note 2.    Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.4 million and $1.9 million at December 31, 2002 and 2001, respectively.

Note 3.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw material and subassemblies	$32,825	$28,443
Work-in-progress	12,700	11,658
Finished goods	4,616	6,459

	$50,141	$46,560

Note 4.    Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2002	2001
Machinery and equipment	3 to 10 years	$28,144	$22,154
Office equipment and other	3 to 10 years	25,189	26,083

		53,333	48,237
Less accumulated depreciation		(40,655)	(37,431)

		$12,678	$10,806

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2002	2001
Goodwill	—	$16,954	$16,954
Patents	17 years	4,458	4,458
Cooperation agreement and other	10 years	2,204	1,840

		23,616	23,252
Less accumulated amortization		(6,969)	(6,441)

		$16,647	$16,811

The aggregate amortization expense recorded in 2002 was approximately $493,000. The future estimated aggregate amortization expenses are approximately $417,000 in 2003, $414,000 in 2004, $413,000 in 2005, $385,000 in 2006, and $385,000 in 2007.

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997. During the year ended December 31, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. The Company annually reviews goodwill for impairment to determine if events or changes in business conditions indicate that the carrying value of the asset may not be recoverable. Such reviews assess the fair value of the assets based upon the Company’s estimates of the future cash flows the Company expects the assets to generate within the boundary of the overall market capitalization of the Company. As of December 31, 2002, the Company has determined that there is no impairment of its recorded goodwill.

SFAS 142 also requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill that is no longer being amortized. The following table illustrates what the Company’s net earnings and basic and diluted net earnings per share would have been during the years ended December 31, 2001 and 2000, exclusive of the amortization expense related to goodwill (in thousands, except per share data):

	Year Ended December 31,
	2001	2000
Reported net earnings (loss)	$25,934	$(26,054)
Add back: Goodwill amortization, net of tax	1,031	954

Adjusted net earnings (loss)	$26,965	$(25,100)

Basic earnings per share:
Reported net earnings (loss)	$1.73	$(1.80)
Add back: Goodwill amortization, net of tax	0.07	0.07

Adjusted net earnings (loss)	$1.80	$(1.73)

Diluted earnings per share:
Reported net earnings (loss)	$1.62	$(1.80)
Add back: Goodwill amortization, net of tax	0.06	0.07

Adjusted net earnings (loss)	$1.68	$(1.73)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Credit Agreements

On March 22, 2002, the Company entered into a new Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At December 31, 2002, the interest rate ranged from 3.01% to 4.25%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 60 million Swedish Kroner (approximately $6.8 million) line of credit at 4.55% and a $2 million line of credit at 6.00% at December 31, 2002. At December 31, 2002, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

Note 7.    Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2002 (in thousands):

Accrued product warranties, beginning of year	$2,629
Amounts paid for warranty services	(3,413)
Warranty provisions for products sold	4,216
Aggregate changes related to pre-existing warranties	—

Accrued product warranties, end of year	$3,432

Note 8.    Commitments

The Company leases its primary facilities under various operating leases that expire in 2004 through 2007. Total rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $4.5 million, $4.5 million and $4.2 million, respectively.

Minimum rental payments required under all non-cancelable leases for equipment and facilities at December 31, 2002 are as follows (in thousands):

Operating leases
2003	$4,842
2004	4,630
2005	2,603
2006	1,087
2007	831
Thereafter	—

Total minimum lease payments	$13,993

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Contingencies

On June 8, 2000, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain officers, directors, employees and other individuals presently and formerly associated with the Company to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to the Company’s revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period.

Pursuant to an offer of settlement submitted by the Company, on September 30, 2002, the SEC instituted and simultaneously settled a proceeding against the Company under Section 8A of the Securities Act of 1933 (the “Securities Act”) and Section 21C of the Securities Exchange Act of 1934 (the “Exchange Act”). Without admitting or denying the allegations of the SEC’s order, the Company agreed to the entry of an order requiring that it cease and desist from committing or causing any violations and any future violations of the antifraud provisions of the Securities Act and the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The Company incurred no financial fine or penalty under the terms of settlement.

The SEC’s order states that the Company materially overstated its earnings before income taxes for each of the quarters of 1998 and 1999 as well as for fiscal year 1998, and that the Company’s revenue recognition practices resulted in material misstatements and omissions in the financial statements contained in the Company’s Annual Report on Form 10-K as originally filed for the year ended December 31, 1998 and the Company’s Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of both 1998 and 1999. In 2000 and 2001, the Company restated its financial statements for 1998 and 1999. No further restatements of the Company’s financial statements are required by the order, and the Company does not expect that the entry of the order will have a material adverse impact on its financial condition or results of operations.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 10.    Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events and basis differences that have been recognized in the Company’s financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

Pre-tax earnings (loss) by significant geographical locations are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
United States	$30,708	$13,250	$(34,183)
Foreign	18,185	15,493	11,854

	$48,893	$28,743	$(22,329)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes—(Continued)

The provisions for income taxes are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Current tax expense (benefit):
Federal	$—	$(694)	$—
State	1,308	813	165
Foreign	3,740	2,896	2,984

	5,048	3,015	3,149

Deferred tax expense (benefit):
Federal	5,553	8,825	(1,709)
State	476	508	(201)
Foreign	1,225	837	576

	7,254	10,170	(1,334)
Income tax effect of stock options exercised	13,229	—	—

(Decrease) increase in valuation allowance	(18,197)	(10,376)	1,910

Total provision	$7,334	$2,809	$3,725

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2002	2001
Allowance for doubtful accounts	$339	$527
Accrued product warranties	1,017	801
Inventory basis differences	4,220	4,811
Accrued liabilities	2,052	538
Deferred revenue	1,249	1,699
Other	10	458

Net current deferred tax assets	$8,887	$8,834

Net operating loss carryforwards	$25,264	$31,876
Credit carryforwards	4,265	3,745
Depreciation	(545)	(541)
Foreign untaxed legal reserves	(3,039)	(2,256)
Other	32	460

Gross long-term deferred tax asset	25,977	33,284
Deferred tax asset valuation allowance	—	(18,197)

Net long-term deferred tax assets	$25,977	$15,087

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year ended December 31,
	2002	2001	2000
Statutory federal tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) in rates resulting from:
State taxes	3.7	2.9	(3.0)
Deemed dividend	5.8	—	—
(Decrease) increase in valuation allowance	(26.5)	(36.1)	8.6
Non-deductible expenses	—	—	2.1
Correction of prior year estimates	—	—	14.0
Foreign rate differential	(2.9)	(3.3)	—
Net effect of unremitted foreign earnings	—	11.7	32.0
Other	0.9	0.6	(3.0)

Effective tax rate	15.0%	9.8%	16.7%

At December 31, 2002, the Company had US tax net operating loss carryforwards (“NOLs”) totaling approximately $66.5 million which expire in the years 2019 through 2021. Additionally, the Company has various US tax credits available aggregating $4.3 million, which expire in the years 2007 through 2021.

In 2001, the Company changed its policy of providing taxes on unremitted foreign earnings. Given the substantial increase in corporate liquidity, the potential negative US tax consequences of remitting foreign earnings, and the Company’s strategic intent to permanently reinvest foreign earnings, the Company no longer provides taxes on unremitted foreign earnings.

SFAS 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company believes that the deferred tax assets of $34.9 million reflected on the December 31, 2002 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, and other factors beyond the Company’s control. No assurance can be given that sufficient taxable income will be generated for full utilization of the deferred tax assets. Accordingly, the Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Capital Stock

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

Note 12.    Employee Benefit Plans

Stock Option Plans

The Company has two stock incentive plans for employees and consultants: the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Under these plans, incentive stock options and non-qualified stock options may be granted with an exercise price of not less than the fair market value of the stock on the date of the grant. The options generally become exercisable over a three-year period beginning one year after grant and expire ten years from the date of grant or up to three months following termination of employment, whichever occurs earlier. Options granted prior to the termination of the 1992 Plan in 2002 remain available until their expiration. No additional options may be granted under the 1992 Plan. The 2002 Plan terminates in 2012.

The FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) provides for the automatic grant of stock options to non-employee directors on the date immediately following the Annual Meeting of Shareholders. Stock options are granted at the fair market value at the date of grant, are exercisable on date of grant, and expire ten years from the date of grant or termination as a director, whichever occurs earlier. The 1993 Plan may be terminated by action of the Board of Directors or the Company’s shareholders.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Employee Benefit Plans—(Continued)

Information with respect to activity under the stock options plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,494,490	$14.15
Granted	1,366,700	6.86
Exercised	(60,535)	3.68
Terminated	(668,689)	13.20

Outstanding at December 31, 2000	2,131,966	10.11
Granted	885,621	32.96
Exercised	(792,463)	9.98
Terminated	(2,342)	12.82

Outstanding at December 31, 2001	2,222,782	19.07
Granted	765,945	40.91
Exercised	(712,147)	10.96
Terminated	(21,399)	23.43

Outstanding at December 31, 2002	2,255,181	$29.01

The following table summarizes information about outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.38 – $ 6.16	351,499	$6.10	7.7	349,299	$6.12
$ 6.75 – $16.88	252,711	10.88	5.9	244,711	10.87
$17.13 – $22.20	121,445	18.52	6.2	117,445	18.47
$28.22 – $32.73	171,281	28.98	8.7	167,081	28.94
$34.55 – $36.70	434,945	36.67	9.7	15,000	36.70
$37.00 – $40.15	606,800	37.02	9.0	301,900	37.01
$44.45 – $49.93	316,500	47.06	9.2	42,600	47.61

	2,255,181	$29.01	8.4	1,238,036	$20.64

At December 31, 2001 and 2000, stock options exercisable were 1,141,582 and 1,197,089, respectively.

As of December 31, 2002, there are 910,255 shares of common stock reserved for future issuance of stock option grants under all of the stock option plans.

Employee Stock Purchase Plan

In 1999, the Company established an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase the Company’s common stock through payroll deductions. Under the ESPP, eligible employees, subject to certain restrictions, may purchase shares of the Company’s common stock at 85% of fair market value at either the date of enrollment or the date of purchase, whichever is less. The ESPP expires in 2009 or by action of the Company’s Board of Directors, whichever occurs earlier. The Company issued 30,109 shares in 2002, 92,998 shares in 2001 and 99,195 shares in 2000 under the ESPP. Of the 1,500,000 shares authorized to be issued under the ESPP, 1,277,698 remained available at December 31, 2002.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Employee Benefit Plans—(Continued)

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $1.1 million, $1.0 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also has an unfunded retirement obligation to a former executive officer that has been recorded and is reported in other long-term liabilities.

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan. In addition, beginning in 2001, the Company offers a Supplemental Executive Retirement Plan (the “SERP”) for the US executive officers of the Company. A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year ended December 31,
	2002	2001
Change in benefit obligation:
Projected benefit obligation (PBO) at January 1	$4,061	$3,046
Service costs	600	283
Interest costs	317	216
Amendments	1,740	—
Actuarial loss	717	19
Benefits paid	(94)	(75)
Additional PBO upon adoption of SERP	—	869
Foreign currency exchange changes	560	(297)

Projected benefit obligation at December 31	$7,901	$4,061

Fair value of plan assets at January 1	$—	$—
Unfunded status	7,901	4,061
Unrecognized net loss	(836)	(85)
Unrecognized prior service cost	(2,467)	(802)
Unrecognized transition obligation	253	241

Pension liability recognized	$4,851	$3,415

For the defined benefit pension plan for employees outside the United States, weighted average discount rates were assumed to be 5.5% and 5.5% for the years ended December 31, 2002 and 2001, respectively.

For the SERP, the weighted average discount rate was assumed to be 6.0% and 7.5% and the rate of increase in compensation levels was assumed to be 3.0% and 3.0% for the years ended December 31, 2002 and 2001, respectively. An additional minimum liability of $2.6 million has been recognized for the SERP representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Employee Benefit Plans—(Continued)

Components of net periodic benefit cost are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Service costs	$600	$283	$—
Interest costs	317	216	167
Net amortization and deferral	34	40	(30)

Net periodic pension costs	$951	$539	$137

Note 13.    Operating Segments and Related Information

Operating segments

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

The accounting policies of the segments are the same as those described in Note 1. The Company has historically evaluated performance based upon net revenue for each segment. Beginning in 2002, the Company also began evaluating segment performance on earnings from operations. On a consolidated basis, this amount represents income before interest, other income (net) and taxes as represented in the Consolidated Statement of Operations. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes. Segment earnings from operations in 2001 and 2000 are not provided as organizational changes arising during these years make such reporting on a consistent basis with 2002 impracticable.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets and liabilities, and capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenue:
Imaging	$167,246	$122,889	$99,218
Thermography	93,834	91,484	87,139

	$261,080	$214,373	$186,357

Earnings (loss) from operations:
Imaging	$35,994
Thermography	27,353
Other	(13,170)

	$50,177

Segment assets (accounts receivable and inventories):
Imaging	$65,336
Thermography	40,603

	$105,939

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
United States	$146,247	$113,683	$96,140
Europe	75,205	57,206	47,668
Other foreign	39,628	43,484	42,549

	$261,080	$214,373	$186,357

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2002	2001
United States	$9,485	$8,772
Europe	24,255	20,758

	$33,740	$29,530

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
US government	$64,436	$46,541	$33,902

Note 14.    Acquisition of Optronics Division

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2002
Revenue	$58,098	$63,595	$64,455	$74,932
Gross profit	31,299	32,818	33,823	39,080
Net earnings	$8,668	$9,557	$10,650	$12,684
Net earnings per share:
Basic	$0.52	$0.57	$0.63	$0.74
Diluted	$0.49	$0.54	$0.60	$0.71

	Q1	Q2	Q3	Q4
2001
Revenue	$50,472	$51,395	$47,499	$65,007
Gross profit	27,291	28,695	25,962	34,884
Net earnings	$3,874	$5,624	$6,173	$10,263
Net earnings per share:
Basic	$0.27	$0.38	$0.41	$0.66
Diluted	$0.27	$0.36	$0.38	$0.61

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 20, 2002, FLIR Systems, Inc. (the “Company”) dismissed Arthur Andersen LLP (“Andersen”) as its independent auditors. This action was approved by the Board of Directors and the Audit Committee of the Board of Directors. The audit reports of Andersen on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 2000 and 2001 did not contain any adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles. During the two years ended December 31, 2000 and 2001, and the subsequent interim period through May 20, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused them to make a reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 20, 2002, the Company engaged KPMG LLP (“KPMG”) as its new independent auditors. The decision to change accounting firms was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors. During the years ended December 31, 2000 and 2001, and the subsequent interim period through May 20, 2002, the Company did not consult with KPMG regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management—Executive Officers” and “Section 16 Reports” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Executive Compensation” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The financial statements are included in Item 8 above.

(a)(2)  Financial Statement Schedules

The following schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

Report of Independent Auditors on Financial Statement Schedule

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

Number	Description

10.2	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.3	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(4)

10.4

Lease Dated February 11, 1985, as amended, by and among the FLIR Systems, Inc. and Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (File No. 33-62582)).

10.5

Combination Agreement, Dated October 6, 1997, Among FLIR Systems, Inc., Spectra-Physics AB, Spectra-Physics Holding S.A., Spectra-Physics Holdings GmbH, Spectra-Physics Holdings PLC, and Pharos Holdings, Inc. (incorporated by reference to Exhibit 2.0 to Current Report on Form 8-K filed on October 24, 1997).

10.6

Registration Rights Agreement dated as of December 1, 1997 by and among FLIR Systems, Inc., Spectra-Physics AB, Spectra-Physics Holdings PLC and Pharos Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 15, 1997).

10.7

Inframetrics, Inc. Shareholders Agreement dated as of March 19, 1999 by and among FLIR, Inframetrics and the shareholders of Inframetrics (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 14, 1999).

10.8

Amendment to Inframetrics, Inc. Shareholders Agreement dated as of October 27, 1999 by and among FLIR, Inframetrics, and the former shareholders of Inframetrics (incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 333-90717)).

10.9	FLIR Systems, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 30, 1999).(1)

10.10

Form of Change in Control Agreement dated as of May 8, 2001 (Earl R. Lewis, Arne Almerfors, Stephen M. Bailey, James A. Fitzhenry, Daniel L. Manitakos, William A. Sundermeier, Andrew C. Teich, and Detlev H. Suderow)(incorporated by reference to Exhibits to Form 10-K filed on March 12, 2002).(1)

10.11	FLIR Systems, Inc. Supplemental Executive Retirement Plan)(incorporated by reference to Exhibits to Form 10-K filed on March 12, 2002).(1)

10.12

Credit Agreement among FLIR Systems, Inc. and Bank of America N.A. and certain other financial institutions dated March 22, 2002 (incorporated by reference to Exhibits to Form 10-Q filed on April 24, 2002).

10.13	FLIR Systems, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibits to Registration Statement on Form S-8 (File No. 333-102992).

10.14	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibits to Form 10-Q filed August 6, 2002).(1)

10.15	Executive Employment Agreement dated as of January 1, 2003 between FLIR Systems, Inc. and Earl R. Lewis.(1)

10.16	Amendment dated December 19, 2000 to lease dated February 11, 1985 by and among FLIR Systems, Inc. and Pacific Realty Association, L.P.

10.17	Contract for the Supply of Uncooled Imaging Modules, dated July 4, 2002.(2)

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

(2)	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

(b)  During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

1.	The Company filed a current report on Form 8-K, dated October 17, 2002, reporting under Item 5 and Item 7 on the issuance of a press release announcing (i) its financial results for the quarter and nine months ended September 30, 2002, (ii) its expectations as to revenue and net income for the year ending December 31, 2002, and (iii) the authorization of the Company’s Board of Directors for the Company to purchase up to 1,500,000 shares of the Company’s common stock from time to time in open market or privately negotiated transactions.

2.	The Company filed a current report on Form 8-K, dated December 20, 2002, reporting under Item 5 and Item 7 on the issuance of a press release announcing (i) the receipt of a new order valued at approximately $17 million from Simrad Optronics of Norway, and (ii) its expectations as to revenue and net earnings for the year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March 2003.

FLIR SYSTEMS, INC. (Registrant)

By:	/S/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2003.

Signature	Title

/S/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/S/ JOHN C. HART John C. Hart	Director

/S/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/S/ MICHAEL T. SMITH Michael T. Smith	Director

/S/ RONALD L. TURNER Ronald L. Turner	Director

/S/ STEVEN E. WYNNE Steven E. Wynne	Director

CERTIFICATIONS

I, Earl R. Lewis, certify that:

1.    I have reviewed this annual report on Form 10-K of FLIR Systems, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 6, 2003	/S/ EARL R. LEWIS
Earl R. Lewis President and Chief Executive Officer

I, Stephen M. Bailey, certify that:

1.    I have reviewed this annual report on Form 10-K of FLIR Systems, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 6, 2003	/S/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of the Year	Charges to Costs and Expenses	Charged to Other Accounts—Described	Deductions— Described		Balance at the End of the Year
Year ended December 31, 2002
Allowance for Doubtful Accounts	$1,948	$54	$0	$(557	)(1)	$1,445

Year ended December 31, 2001
Allowance for Doubtful Accounts	$2,608	$385	$0	$(1,045	)(2)	$1,948

Year ended December 31, 2000
Allowance for Doubtful Accounts	$4,772	$1,122	$0	$(3,286	)(1)	$2,608

(1)	Deductions represents write-offs, net of recoveries.
(2)	Deductions include write-offs, net of recoveries of $545 and $500 that have been applied to certain non-trade receivables.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

FLIR Systems, Inc.:

Under date of January 31, 2003, we reported on the consolidated balance sheet of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended, which is included in this Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the year ended December 31, 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

Our report refers to our audit of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as more fully described in Note 5 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements other than with respect to such disclosures.

/s/    KPMG LLP

Portland, Oregon

January 31, 2003

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

/s/    ARTHUR ANDERSEN LLP

Portland, Oregon

February 8, 2002

THIS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR FLIR SYSTEMS INC. UNTIL MAY 20, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF FLIR SYSTEMS, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY FLIR SYSTEMS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

THE PRIOR PERIOD FINANCIAL STATEMENTS FOR 2001 AND 2000 HAVE BEEN REVISED TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS,” WHICH WAS ADOPTED BY THE COMPANY ON JANUARY 1, 2002.