Form 10-Q
period 2003-03-31
FLIR SYSTEMS INC
filed 2003-05-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

At April 30, 2003, there were 17,352,096 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$69,171	$58,098
Cost of goods sold	33,128	26,799

Gross profit	36,043	31,299
Operating expenses:
Research and development	7,598	7,089
Selling, general and administrative	14,718	13,819

Total operating expenses	22,316	20,908
Earnings from operations	13,727	10,391
Interest expense	177	318
Other income, net	(107)	(124)

Earnings before income taxes	13,657	10,197
Income tax provision	4,507	1,529

Net earnings	$9,150	$8,668

Net earnings per share:
Basic	$0.53	$0.52

Diluted	$0.51	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,087	$46,606
Accounts receivable, net	57,748	55,798
Inventories	52,864	50,141
Prepaid expenses and other current assets	15,522	12,673
Deferred income taxes	8,887	8,887

Total current assets	183,108	174,105
Property and equipment, net	12,261	12,678
Deferred income taxes, net	25,977	25,977
Intangible assets, net	16,602	16,647
Other assets	5,918	4,415

	$243,866	$233,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,893	$16,465
Deferred revenue	4,481	4,770
Accrued payroll and related liabilities	8,438	11,030
Accrued product warranties	3,449	3,432
Advance payments from customers	10,637	8,030
Other current liabilities	6,516	6,341
Accrued income taxes	3,154	2,558

Total current liabilities	55,568	52,626
Pension and other long-term liabilities	9,386	8,869
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2003, and December 31, 2002	—	—
Common stock, $0.01 par value, 30,000 shares authorized, 17,306 and 17,300 shares issued at March 31, 2003, and December 31, 2002, respectively	173	173
Additional paid-in capital	214,834	217,879
Accumulated deficit	(34,155)	(43,305)
Accumulated other comprehensive loss	(1,940)	(2,420)

Total shareholders’ equity	178,912	172,327

	$243,866	$233,822

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$9,150	$8,668
Earnings charges not affecting cash:
Depreciation and amortization	1,456	1,524
Disposals and write-offs of property and equipment	17	41
Fair value adjustment on interest swap agreements	—	(418)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,578)	7,160
Increase in inventories	(2,282)	(5,713)
Increase in prepaid expenses and other current assets	(2,545)	(1,111)
Increase in other assets	(244)	(975)
Increase in accounts payable	2,274	3,510
Decrease in deferred revenue	(299)	(307)
(Decrease) increase in accrued payroll and other liabilities	(213)	132
Increase in accrued income taxes	540	1,042
Increase in pension and other long-term liabilities	465	137

Cash provided by operating activities	6,741	13,690

Cash flows from investing activities:
Additions to property and equipment	(831)	(2,976)
Proceeds on sale of property and equipment	12	—
Investment in insurance contract	(1,601)

Cash used by investing activities	(2,420)	(2,976)

Cash flows from financing activities:
Repayment of credit agreement	—	(19,900)
Net increase in international credit line	—	279
Repayment of capital leases	—	(187)
Repurchase of common stock	(4,597)	—
Proceeds from exercise of stock options	1,552	1,821

Cash used by financing activities	(3,045)	(17,987)

Effect of exchange rate changes on cash	205	30

Net increase (decrease) in cash and cash equivalents	1,481	(7,243)
Cash and cash equivalents, beginning of period	46,606	15,514

Cash and cash equivalents, end of period	$48,087	$8,271

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2003.

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2003	2002
Weighted average number of common shares outstanding	17,333	16,650
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	699	1,147

Diluted shares outstanding	18,032	17,797

The effect of stock options for the three months ended March 31, 2003 that aggregated 306,640 have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive. There were no stock options excluded for the three months ended March 31, 2002.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw material and subassemblies	$32,864	$32,825
Work-in-progress	15,524	12,700
Finished goods	4,476	4,616

	$52,864	$50,141

Note 4. Credit Agreements

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At March 31, 2003, the interest rate ranged from 2.875% to 4.25%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2003 and December 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 60 million Swedish Kroner (approximately $7.0 million) line of credit at 3.95% and a $2 million line of credit at 6.00% at March 31, 2003. At March 31, 2003 and December 31, 2002, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

Note 5. Comprehensive Income

Comprehensive income includes cumulative translation adjustments and additional minimum liability adjustments on the Company’s Supplemental Executive Retirement Plan that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Net earnings	$9,150	$8,668
Translation adjustment	480	92

Total comprehensive income	$9,630	$8,760

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Comprehensive Income—(Continued)

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 6. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2003	2002
Accrued product warranties, beginning of year	$3,432	$2,629
Amounts paid for warranty services	(782)	(631)
Warranty provisions for products sold	799	642
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$3,449	$2,640

Note 7. Stock-based Compensation

The Company has two stock incentive plans for employees and consultants, one stock option plan for non-employee directors and one employee stock purchase plan, which are more fully described in Notes 1 and 12 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company follows the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net earnings – as reported	$9,150	$8,688
Deduct: Total stock-based compensation expense determined under fair value method	(1,623)	(2,876)

Net earnings – pro forma	$7,527	$5,783

Earnings per share:
Basic – as reported	$0.53	$0.52
Diluted – as reported	$0.51	$0.49
Earnings per share:
Basic – pro forma	$0.43	$0.35
Diluted – pro forma	$0.42	$0.33

The fair value of the stock-based awards granted in the three months ended March 31, 2003 and 2002 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Risk-free interest rate	2.1%	3.6%
Expected dividend yield	0.0%	0.0%
Expected life	3 years	3 years
Expected volatility	64.6%	75.7%

The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Under the Black-Scholes option pricing model, the weighted-average estimated values of stock options granted during the three months ended March 31, 2003 and 2002 was $21.21 per share for a total of approximately $51,000 and $24.02 per share, for a total of approximately $6,237,000, respectively. There were no shares granted under the Employee Stock Purchase Plan during the three months ended March 31, 2003 and 2002.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Contingencies

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

Note 9. Operating Segments and Related Information

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

The accounting policies of each of the segments are the same. The Company evaluates performance based upon revenue and earnings from operations. On a consolidated basis, earnings from operations represents income before interest, other income (net) and taxes as represented in the Consolidated Statement of Operations. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets and liabilities, and capital expenditures and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Operating Segments and Related Information—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue:
Imaging	$44,614	$37,815
Thermography	24,557	20,283

	$69,171	$58,098

Earnings from operations:
Imaging	$9,782	$8,080
Thermography	7,111	5,521
Other	(3,166)	(3,210)

	$13,727	$10,391

	March 31, 2003	December 31, 2002
Segment assets (accounts receivable and inventories):
Imaging	$72,357	$65,336
Thermography	38,255	40,603

	$110,612	$105,939

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
United States	$40,666	$31,516
Europe	20,387	16,221
Other foreign	8,118	10,361

	$69,171	$58,098

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2003	December 31, 2002
United States	$10,824	$9,485
Europe	23,957	24,255

	$34,781	$33,740

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Operating Segments and Related Information—(Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
US Government	$14,740	$7,304

Note 10. Subsequent Events

On April 29, 2003, the Company announced that its Board of Directors has approved a two-for-one stock split on the Company’s common stock. As a result of the stock split, shareholders will receive one additional share of common stock for every share held on the record date of May 12, 2003. The additional shares will be distributed on or about May 29, 2003. The effect of the stock split on earnings per share is not reflected in these quarterly consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ending December 31, 2002. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. The Company’s revenue for the three months ended March 31, 2003 increased 19.1 percent, from $58.1 million in the first quarter of 2002 to $69.2 million in the first quarter of 2003. The increase in revenue was due to an increase in unit volumes due to the growth in the number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $6.8 million, or 18.0 percent, from $37.8 million in the first quarter of 2002 to $44.6 million in the first quarter of 2003. The increase in Imaging revenue in the first quarter of 2003 was primarily due to an increase in unit sales of the Company’s ground-based surveillance, maritime, and airborne products.

Thermography revenue increased by 21.1 percent, from $20.3 million in the first quarter of 2002 to $24.6 million in the first quarter of 2003. This increase in Thermography revenue in the three-month period of 2003 was primarily due to an increase in unit sales of the new E-Series and P-Series product lines and a strengthening of European currencies against the US dollar. The E-Series and P-Series lines were introduced in the first quarter of 2002.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. The Company expects the overall increase in total annual revenue for 2003 over that of 2002 to be 11 percent to 15 percent and that the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 41.2 percent and 45.8 percent for the quarters ended March 31, 2003 and 2002, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended March 31, 2003 was $36.0 million compared to $31.3 million for the same quarter last year. As a percentage of revenue, gross profit decreased slightly to 52.1 percent in the first quarter of 2003 compared to 53.9 percent in the first quarter of 2002. The decline in gross profit as a percentage of revenue was primarily due to the product mix within the Imaging business and a higher volume of Thermography products sold in Europe and Asia, where the Company utilizes distributors and incurs commissions on such sales.

Research and development expense. Research and development expense for the first quarter of 2003 totaled $7.6 million, compared to $7.1 million in the first quarter of 2002. As a percentage of revenue, research and development was 11.0 percent and 12.2 percent for the three months ended March 31, 2003 and 2002, respectively. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $14.7 million for the quarter ended March 31, 2003, compared to $13.8 million for the quarter ended March 31, 2002. General spending increases due to the growth in the Company’s business is partially offset by a 2002 charge of $0.6 million for the accrual of estimated settlement costs related to a claim related to the consolidation of operations with Inframetrics, Inc. in 1999. Selling, general and administrative expenses as a percentage of revenue were 21.3 percent and 23.8 percent for the quarters ended March 31, 2003 and 2002, respectively.

Income taxes. The income tax provision of $4.5 million for the three months ended March 31, 2003 represents an effective tax rate of 33 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions.

The effective tax rate in 2002 was 15 percent. The lower effective tax rate for 2002 is due to the Company being able to recognize the benefit of previously unrecognized US losses in 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash on hand, net of short-term borrowings of $48.1 million compared to cash on hand of $46.6 million at December 31, 2002.

Cash provided by operating activities in the first three months of 2003 was $6.7 million, compared to $13.7 million for the first three months of 2002. Cash provided from operating activities was principally due to net earnings for the period, partially offset by an increase in accounts receivable, inventories and other current assets.

Accounts receivable increased from $55.8 million at December 31, 2002 to $57.7 million at March 31, 2003, primarily as a result of the timing of collections and a larger percentage of revenue recognized in the last month of the quarter ended March 31, 2003.

At March 31, 2003, the Company had inventories on hand of $52.9 million compared to $50.1 million at December 31, 2002. The increase was primarily the result of the anticipation of increased future shipments.

At March 31, 2003, the Company had prepaid expenses and other current assets of $15.5 million compared to $12.7 million at December 31, 2002. The increase was primarily due to an increase in advance payments to vendors and VAT taxes receivable in Europe.

The Company had accounts payable of $18.9 million at March 31, 2003, compared to $16.5 million at December 31, 2002. The increase is primarily due to the increase in inventories.

The Company’s investing activities totaled $2.4 million and $3.0 million for three months ended March 31, 2003 and 2002, respectively. The expenditures for the three months ended March 31, 2003 was primarily for an investment in an insurance contract. The expenditures for the three months ended March 31, 2002 primarily related to the relocation of certain of its operations in Europe.

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million during the first two years. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At March 31, 2003, the interest rate ranged from 2.875% to 4.25%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 60 million Swedish Kroner (approximately $7.0 million) line of credit at 3.95% and a $2 million line of credit at 6.00% at March 31, 2003. At March 31, 2003, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. At the present, we do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company is continuing to account for stock-based compensation according to APB 25, and has disclosed the effects of SFAS No. 123 on reported earnings in annual and interim financial statements in accordance with FASB No. 148.

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

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2002.

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

Item 4. Submission of Matters to a Vote of Shareholders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Number	Description

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the three months ended March 31, 2003, the Company filed the following reports on Form 8-K:

1.	The Company filed a current report on Form 8-K, dated February 5, 2003, reporting under Item 5 and Item 7 the issuance of a press release announcing its financial results for the year ended December 31, 2002 and reaffirmation of its expectations as to revenue and net earnings for the year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date	May 7, 2003	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Earl R. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FLIR Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 7, 2003	/s/ EARL R. LEWIS
Earl R. Lewis President and Chief Executive Officer

I, Stephen M. Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FLIR Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 7, 2003	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer