Form 10-Q
period 2003-06-30
FLIR SYSTEMS INC
filed 2003-08-08
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

At July 31, 2003, there were 33,114,902 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$75,162	$63,595	$144,333	$121,693
Cost of goods sold	36,041	30,777	69,169	57,576

Gross profit	39,121	32,818	75,164	64,117
Operating expenses:
Research and development	7,785	6,460	15,383	13,549
Selling, general and administrative	15,834	14,762	30,552	28,581

Total operating expenses	23,619	21,222	45,935	42,130
Earnings from operations	15,502	11,596	29,229	21,987
Interest expense	445	825	622	1,143
Other expenses (income), net	557	(473)	450	(597)

Earnings before income taxes	14,500	11,244	28,157	21,441
Income tax provision	4,785	1,687	9,292	3,216

Net earnings	$9,715	$9,557	$18,865	$18,225

Net earnings per share:
Basic	$0.28	$0.28	$0.55	$0.54

Diluted	$0.27	$0.27	$0.52	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,207	$46,606
Accounts receivable, net	65,857	55,798
Inventories, net	55,272	50,141
Prepaid expenses and other current assets	18,501	12,673
Deferred income taxes, net	8,887	8,887

Total current assets	352,724	174,105
Property and equipment, net	12,027	12,678
Deferred income taxes, net	25,977	25,977
Intangible assets, net	16,589	16,647
Other assets	5,904	4,415

	$413,221	$233,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,817	$16,465
Deferred revenue	4,989	4,770
Accrued payroll and related liabilities	9,207	11,030
Accrued product warranties	3,566	3,432
Advance payments from customers	11,570	8,030
Other current liabilities	6,918	6,341
Accrued income taxes	945	2,558

Total current liabilities	56,012	52,626
Long-term debt	203,965	—
Pension and other long-term liabilities	9,974	8,869
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2003, and December 31, 2002	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 33,202 and 34,599 shares issued at June 30, 2003, and December 31, 2002, respectively, and additional paid-in capital	167,571	218,052
Accumulated deficit	(24,440)	(43,305)
Accumulated other comprehensive loss	139	(2,420)

Total shareholders’ equity	143,270	172,327

	$413,221	$233,822

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$18,865	$18,225
Earnings charges not affecting cash:
Depreciation and amortization	2,898	2,993
Disposals and write-offs of property and equipment	27	33
Fair value adjustment on interest swap agreements	—	(281)
Income tax benefit of stock options	3,488	—
Other non-cash items	—	152
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,291)	3,565
Increase in inventories	(3,682)	(2,806)
Increase in prepaid expenses and other current assets	(5,104)	(2,101)
Increase in other assets	(247)	(1,198)
Increase (decrease) in accounts payable	1,941	(4,555)
Increase (decrease) in deferred revenue	124	(471)
Increase in accrued payroll and other liabilities	1,103	3,471
(Decrease) increase in accrued income taxes	(1,741)	429
Increase (decrease) in pension and other long-term liabilities	869	(1,826)

Cash provided by operating activities	10,250	15,630

Cash flows from investing activities:
Additions to property and equipment	(1,420)	(4,690)
Proceeds on sale of property and equipment	12	—
Investment in insurance contract	(1,601)	—

Cash used by investing activities	(3,009)	(4,690)

Cash flows from financing activities:
Repayment of credit agreement	—	(19,900)
Proceeds from issuance of convertible notes, net of issuance costs	203,894	—
Net increase in international credit line	—	215
Repayment of capital leases	—	(459)
Repurchase of common stock	(59,116)	—
Proceeds from exercise of stock options	4,596	4,072
Stock issued pursuant to employee stock purchase plan	551	456

Cash provided (used) by financing activities	149,925	(15,616)

Effect of exchange rate changes on cash	435	168

Net increase (decrease) in cash and cash equivalents	157,601	(4,508)
Cash and cash equivalents, beginning of period	46,606	15,514

Cash and cash equivalents, end of period	$204,207	$11,006

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

On May 29, 2003, the Company effected a two-for-one split for each share of common stock outstanding on May 12, 2003. The Company issued approximately 17.5 million shares of common stock as a result of the stock split. The Company’s number of shares and per share amounts of common stock have been restated to reflect the stock split for all periods presented.

Note 2.	Stock-based Compensation

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

FLIR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings—as reported	$9,715	$9,557	$18,865	$18,225
Deduct: Total stock-based compensation expense determined under fair value method	(1,615)	(4,030)	(3,211)	(6,906)

Net earnings—pro forma	$8,100	$5,527	$15,654	$11,319

Earnings per share:
Basic—as reported	$0.28	$0.28	$0.55	$0.54
Diluted—as reported	$0.27	$0.27	$0.52	$0.51
Earnings per share:
Basic—pro forma	$0.23	$0.16	$0.45	$0.34
Diluted—pro forma	$0.23	$0.16	$0.43	$0.32

The fair value of the stock-based awards granted in the three and six months ended June 30, 2003 and 2002 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Employee Stock Option Plans:
Risk-free interest rate	1.8%	4.0%	1.9%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	60.0%	73.5%	60.5%	75.3%
Employee Stock Purchase Plan:
Risk-free interest rate	1.3%	1.9%	1.3%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	48.4%	72.9%	48.4%	72.9%

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

FLIR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Employee Stock Option Plans:
Per share	$11.43	$12.10	$11.35	$12.03
Total estimated value	$488	$1,413	$539	$7,650
Employee Stock Purchase Plan:
Per share	$7.18	$7.43	$7.18	$7.43
Total estimated value	$370	$426	$370	$426

Note 3.	Net Earnings Per Share

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares outstanding	34,492	33,588	34,579	33,445
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	1,453	2,048	1,441	2,169

Diluted shares outstanding	35,945	35,636	36,020	35,614

The effect of stock options for the three months ended June 30, 2003 and 2002 that aggregated 3,694 and 604,442, respectively, and for the six months ended June 30, 2003 and 2002 that aggregated 3,018 and 437,260, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw material and subassemblies	$32,924	$32,825
Work-in-progress	16,366	12,700
Finished goods	5,982	4,616

	$55,272	$50,141

Note 5.	Credit Agreements

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At June 30, 2003, the interest rate ranged from 2.685% to 4.00%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2003 and December 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its European subsidiaries, has a 60 million Swedish Kroner (approximately $7.4 million) line of credit at 3.70% and a $2 million line of credit at 5.25% at June 30, 2003. At June 30, 2003 and December 31, 2002, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. On July 10, 2003, the 60 million Swedish Kroner credit agreement was replaced with a new agreement of 50 million Swedish Kroner with the same terms. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

Note 6.	Convertible Notes

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010.

The Company used $54.5 million of the net proceeds to purchase 1.9 million shares of the Company’s common stock concurrently with the sale of the convertible notes.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7.	Comprehensive Income

Comprehensive income includes cumulative translation adjustments and additional minimum liability adjustments, if any, on the Company’s Supplemental Executive Retirement Plan that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$9,715	$9,557	$18,865	$18,225
Translation adjustment	2,079	500	2,559	592

Total comprehensive income	$11,794	$10,057	$21,424	$18,817

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 8.	Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Six Months Ended June 30,
	2003	2002
Accrued product warranties, beginning of year	$3,432	$2,629
Amounts paid for warranty services	(2,006)	(1,560)
Warranty provisions for products sold	2,140	1,849
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$3,566	$2,918

Note 9.	Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Operating Segments and Related Information

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

The accounting policies of each of the segments are the same. The Company evaluates performance based upon revenue and earnings from operations as represented in the Consolidated Statement of Operations. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets and liabilities, and capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Imaging	$47,028	$43,271	$91,642	$81,086
Thermography	28,134	20,324	52,691	40,607

	$75,162	$63,595	$144,333	$121,693

Earnings from operations:
Imaging	$11,301	$10,445	$21,084	$18,526
Thermography	7,602	4,083	14,713	9,604
Other	(3,401)	(2,932)	(6,568)	(6,143)

	$15,502	$11,596	$29,229	$21,987

	June 30, 2003	December 31, 2002
Segment assets (accounts receivable and inventories):
Imaging	$82,128	$65,336
Thermography	39,001	40,603

	$121,129	$105,939

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	$39,860	$33,766	$80,526	$65,282
Europe	23,836	21,232	44,223	37,453
Other foreign	11,466	8,597	19,584	18,958

	$75,162	$63,595	$144,333	$121,693

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2003	December 31, 2002
United States	$10,434	$9,485
Europe	24,086	24,255

	$34,520	$33,740

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
US Government	$18,685	$16,586	$33,425	$23,890

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenue. The Company’s revenue for the three months ended June 30, 2003 increased 18.2 percent, from $63.6 million in the second quarter of 2002 to $75.2 million in the second quarter of 2003. The Company’s revenue for the six months ended June 30, 2003 increased 18.6 percent, from $121.7 million in the first six months of 2002 to $144.3 million in the first six months of 2003. The increase in revenue was due to an increase in unit volumes due to the growth in the number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $3.8 million, or 8.7 percent, from $43.3 million in the second quarter of 2002 to 47.0 million in the second quarter of 2003. Imaging revenue for the first six months of 2003 increased $10.6 million, or 13.0 percent, from $81.1 million in the first six months of 2002 to $91.6 million in the first six months of 2003. The increase in Imaging revenue in the second quarter and the first six months of 2003 compared to the same periods in 2002 was primarily due to an increase in unit sales of the Company’s maritime and ground-based products.

Thermography revenue increased by 38.4 percent, from $20.3 million in the second quarter of 2002 to $28.1 million in the second quarter of 2003. Thermography revenue for the first six months of 2003 increased 29.8 percent, from $40.6 million in the first six months of 2002 to $52.7 million in the first six months of 2003. This increase in Thermography revenue in the three-month and six-month period ended June 30, 2003 was primarily due to an increase in unit sales of the new E-Series and P-Series product lines and a strengthening of European currencies against the US dollar. The E-Series and P-Series lines were introduced in the second quarter of 2002.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. The Company expects the overall increase in total annual revenue for 2003 over that of 2002 to be 15 percent to 17 percent and that the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 47.0 percent and 46.9 percent for the quarters ended June 30, 2003 and 2002, respectively and 44.2 percent and 46.4 percent for the six months ended June 30, 2003 and 2002, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended June 30, 2003 was $39.1 million compared to $32.8 million for the same quarter last year. As a percentage of revenue, gross profit increased slightly to 52.0 percent in the second quarter of 2003 compared to 51.6 percent in the second quarter of 2002. As a percentage of revenue, gross profit for the first six months of 2003 was 52.1 percent compared to 52.7 percent in the first six months of 2002. The slight decline in gross profit as a percentage of revenue for the first six months of 2003 was primarily due to the product mix within the Imaging business and a higher volume of Thermography products sold in Europe and Asia, where the Company utilizes distributors and incurs commissions on such sales.

Research and development expense. Research and development expense for the second quarter of 2003 totaled $7.8 million, compared to $6.5 million in the second quarter of 2002. Research and development expense for the first six months of 2003 totaled $15.4 million, compared to $13.5 million for the first six months of 2002. As a percentage of revenue, research and development was 10.4 percent and 10.2 percent for the three months ended June 30, 2003 and 2002, respectively and 10.7 percent and 11.1 percent for the six months ended June 30, 2003 and 2002, respectively. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $15.8 million for the quarter ended June 30, 2003, compared to $14.8 million for the quarter ended June 30, 2002. Selling, general and administrative expenses for the first six months of 2003 and 2002 were $30.6 million and $28.6 million, respectively. Selling, general and administrative expenses as a percentage of revenue were 21.1 percent and 23.2 percent for the quarters ended June 30, 2003 and 2002, respectively and 21.2 percent and 23.5 percent for the six months ended June 30, 2003 and 2002, respectively, which is within our target range of 21 percent to 23 percent of revenue.

Income taxes. The income tax provision of $4.8 million and $9.3 million for the three months and six months ended June 30, 2003, respectively, represents an effective tax rate of 33 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions.

The effective tax rate in 2002 was 15 percent. The lower effective tax rate for 2002 is due to the Company being able to recognize the benefit of previously unrecognized US net operating losses in 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash and cash equivalents on hand of $204.2 million compared to cash on hand of $46.6 million at December 31, 2002. The increase in cash and cash equivalents is primarily due to the proceeds from the issuance of convertible notes in June 2003 and cash provided by operations, less the cash used to repurchase shares of the Company’s common stock.

Cash provided by operating activities in the first six months of 2003 was $10.3 million, compared to $15.6 million for the first six months of 2002. The decrease in cash provided from operating activities was principally due to an increase in accounts receivable, inventories and other current assets.

Accounts receivable increased from $55.8 million at December 31, 2002 to $65.9 million at June 30, 2003, primarily as a result of a larger percentage of revenue recognized in the last month of the quarter ended June 30, 2003.

At June 30, 2003, the Company had inventories on hand of $55.3 million compared to $50.1 million at December 31, 2002. The increase was primarily the result of the anticipation of increased future shipments.

At June 30, 2003, the Company had prepaid expenses and other current assets of $18.5 million compared to $12.7 million at December 31, 2002. The increase was primarily due to an increase in advance payments to vendors, VAT taxes receivable in Europe and an increase in the number of demonstration units.

The Company had accounts payable of $18.8 million at June 30, 2003, compared to $16.5 million at December 31, 2002. The increase is primarily due to the increase in inventories.

Accrued payroll and related liabilities decreased form $11.0 million at December 31, 2002 to $9.2 million at June 30, 2003, primarily due to the payment of 2002 annual performance bonuses, partially offset by accruals for 2003 performance bonuses.

The Company’s investing activities totaled $3.0 million and $4.7 million for six months ended June 30, 2003 and 2002, respectively. The expenditures for the six months ended June 30, 2003 included an investment in an insurance contract. The expenditures for the six months ended June 30, 2002 primarily related to the relocation of certain of its operations in Europe.

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At June 30, 2003, the interest rate ranged from 2.685% to 4.00%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its European subsidiaries, has a 60 million Swedish Kroner (approximately $7.4 million) line of credit at 3.7% and a $2 million line of credit at 5.25% at June 30, 2003. At June 30, 2003, the Company had no amounts outstanding on these lines. The 60 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. On July 10, 2003, the 60 million Swedish Kroner credit agreement was replaced with a new agreement of 50 million Swedish Kroner with the same terms. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs will be amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010.

The Company used $54.5 million of the net proceeds to purchase 1.9 million shares of the Company’s common stock concurrently with the sale of the convertible notes. The remaining proceeds will be used for general corporate purposes, which may include working capital, capital expenditures or acquisitions of businesses, product lines or technologies.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. At the present, we do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company is continuing to account for stock-based compensation according to APB 25, and has disclosed the effects of SFAS No. 123 on reported earnings in annual and interim financial statements in accordance with FASB No. 148.

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

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2002.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2003.

Item 4.	Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

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

Item 2.	Changes in Securities

In June 2003, the Company issued 3.0% Senior Convertible Notes Due 2023 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made in the aggregate amount of $210 million through an initial offering of $175 million of the Notes made on June 11, 2003, and the subsequent exercise in full by the Initial Purchasers (as defined below) of their option to purchase an additional $35 million of the Notes on June 17, 2003. The Notes were sold to four institutional investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501 of the Act (the “Initial Purchasers”). The Notes were issued pursuant to an Indenture dated June 11, 2003 between the Company and J.P. Morgan Trust Company, National Association (the “Indenture”). The Company initially issued the Notes at a purchase price of 97.25% of the principal amount of the Notes and received net proceeds from the issuance of approximately $203.9 million.

Holders may convert the Notes into shares of the Company’s common stock prior to stated maturity if: (1) the sale price of the Company’s common stock reaches specified thresholds; (2) the Notes have been called for redemption; (3) specified corporate transactions occur; or (4) the Notes are rated and such rating is lowered by two or more rating levels. The initial conversion rate will be 22.5306 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to a conversion price of $44.38 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will have the right to deliver in lieu, of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock.

The Company may not redeem the Notes before June 8, 2010. On or after that date, the Company may redeem all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest. Holders may require the Company to purchase all or a portion of their Notes on June 1, 2010 and June 1, 2018. Holders may also require the Company to purchase all or a portion of their Notes, subject to specified exceptions, upon the occurrence of a fundamental change specified in this offering memorandum.

The Company used $54.5 million of the net proceeds from the sale of the Notes to purchase 1.9 million shares of the Company’s common stock concurrently with the sale of the Notes. The remainder of the net proceeds from the sale of Notes will be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures or acquisitions of businesses, product lines or technologies.

The Notes will be unsecured and will rank equally with the Company’s other existing or future unsecured senior indebtedness.

The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the Notes and common stock issuable upon conversion of the Notes.

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 24, 2003, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and terms indicated:

	Vote
Director	For	Withheld Authority	Term Ending
Michael T. Smith	15,588,889	129,071	2004
Earl R. Lewis	15,048,762	699,198	2006
Ronald L. Turner	14,949,771	768,189	2006
Steven E. Wynne	10,099,751	5,618,209	2006

In addition, the Company’s Second Restated Articles of Incorporation, in which the number of shares of common stock authorized was increased from 30,000,000 to 100,000,000 was approved by a vote of shareholders, by the following votes:

For	Against	Abstain
8,523,100	7,188,984	5,876

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Number	Description

3.1	Second Amendment to Second Restated Articles of Incorporation, dated June 2, 2003.

4.1	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003.

4.2	Amendment No. 1 to Rights Agreement between FLIR Systems, Inc. and Mellon Investor Services LLC dated June 5, 2003.

4.3	Form of $175,000,000 3% Senior Convertible Notes Due 2023 dated June 11, 2003.

4.4	Form of $35,000,000 3% Senior Convertible Notes Due 2023 dated June 17, 2003.

4.5	Resale Registration Rights Agreement dated June 11, 2003 among FLIR Systems, Inc., J.P. Morgan Securities Inc., and Banc of America Securities LLC.

10.1	Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003.

10.2	First Amendment to the Credit Agreement among FLIR Systems, Inc. and Bank of America N.A. and certain other financial institutions dated June 5, 2003.

10.3	Letter of consent from Bank of America N.A. dated June 6, 2003.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	During the three months ended June 30, 2003, the Company filed the following reports on Form 8-K:

1.	The Company filed a current report on Form 8-K, dated April 23, 2003, reporting under Item 7 and Item 12, on the issuance of a press release announcing its financial results for the quarter ended March 31, 2003 and reaffirmation of its expectations as to revenue and net earnings for the year ending December 31, 2003.
2.	The Company filed a current report on Form 8-K, dated May 2, 2003, reporting under Item 5 and Item 7, on the issuance of a press release announcing a two-for-one stock split and the results of its annual meeting.
3.	The Company filed a current report on Form 8-K, dated June 5, 2003, reporting under Item 5 and Item 7, on the issuance of a press release announcing its intent to offer $150 million of senior convertible notes due 2023, plus up to an additional $35 million of senior convertible notes due 2023 that may be issued at the option of the initial purchasers.
4.	The Company filed a current report on Form 8-K, dated June 6, 2003, reporting under Item 5 and Item 7, on the issuance of a press release announcing (i) it has priced its offering of $175 million of 3.0% convertible notes due 2023, plus up to an additional $35 million of notes that may be issued at the option of the initial purchasers, and (ii) the agreement with one of the initial purchasers of the notes to purchase 1,865,800 shares of its outstanding common stock for $29.20 per share, or a total of $54,481,360.
5.	The Company filed a current report on Form 8-K, dated June 16, 2003, reporting under Item 5 and Item 7, on the issuance of a press release announcing that the initial purchasers of its offering of $175 million of 3% senior convertible notes due 2023 have exercised their option to purchase an additional $35 million of such notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date	August 8, 2003	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)