Form 10-Q
period 2003-09-30
FLIR SYSTEMS INC
filed 2003-11-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

At October 31, 2003, there were 32,880,493 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$70,232	$64,455	$214,565	$186,147
Cost of goods sold	31,241	30,632	100,410	88,208

Gross profit	38,991	33,823	114,155	97,939

Operating expenses:
Research and development	6,255	6,211	21,638	19,759
Selling, general and administrative	14,967	14,711	45,519	43,103

Total operating expenses	21,222	20,922	67,157	62,862

Earnings from operations	17,769	12,901	46,998	35,077

Interest expense	2,240	473	2,862	1,804
Other (income) expenses, net	(35)	(101)	415	(697)

Earnings before income taxes	15,564	12,529	43,721	33,970
Income tax provision	4,699	1,879	13,991	5,096

Net earnings	$10,865	$10,650	$29,730	$28,874

Net earnings per share:
Basic	$0.33	$0.32	$0.87	$0.86

Diluted	$0.32	$0.30	$0.84	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,917	$46,606
Accounts receivable, net	64,892	55,798
Inventories, net	67,702	50,141
Prepaid expenses and other current assets	19,057	12,673
Deferred income taxes, net	8,887	8,887

Total current assets	363,455	174,105
Property and equipment, net	11,644	12,678
Deferred income taxes, net	25,977	25,977
Intangible assets, net	16,559	16,647
Other assets	6,874	4,415

	$424,509	$233,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,699	$16,465
Deferred revenue	4,476	4,770
Accrued payroll and related liabilities	9,636	11,030
Accrued product warranties	3,498	3,432
Advance payments from customers	10,935	8,030
Other current liabilities	9,134	6,341
Accrued income taxes	4,347	2,558

Total current liabilities	65,725	52,626
Long-term debt	204,152	—
Pension and other long-term liabilities	10,653	8,869

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2003, and December 31, 2002	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 32,762 and 34,599 shares issued at September 30, 2003, and December 31, 2002, respectively, and additional paid-in capital	155,000	218,052
Accumulated deficit	(13,575)	(43,305)
Accumulated other comprehensive income (loss)	2,554	(2,420)

Total shareholders’ equity	143,979	172,327

	$424,509	$233,822

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$29,730	$28,874
Earnings charges not affecting cash:
Depreciation and amortization	4,514	4,563
Disposals and write-offs of property and equipment	36	72
Fair value adjustment on interest swap agreements	—	(281)
Income tax benefit of stock options	3,657	—
Other non-cash items	—	152
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,218)	5,852
Increase in inventories	(14,655)	(2,250)
Increase in prepaid expenses and other current assets	(5,330)	(3,320)
Increase in other assets	(262)	(1,708)
Increase (decrease) in accounts payable	6,318	(8)
Decrease in deferred revenue	(433)	(6)
Increase in accrued payroll and other liabilities	2,057	3,738
Increase in accrued income taxes	1,502	2,122
Increase in pension and other long-term liabilities	1,341	830

Cash provided by operating activities	22,257	38,630

Cash flows from investing activities:
Additions to property and equipment	(2,001)	(5,502)
Proceeds on sale of property and equipment	16	—
Investment in insurance contracts	(2,601)	—
Other investments	(485)	—

Cash used by investing activities	(5,071)	(5,502)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	203,859	—
Repurchase of common stock	(72,163)	—
Repayment of credit agreement	—	(19,900)
Net increase in international credit line	—	(3,470)
Repayment of capital leases	—	(528)
Settlement of interest rate swap agreements	—	(2,082)
Proceeds from exercise of stock options	4,903	4,330
Stock issued pursuant to employee stock purchase plan	551	456

Cash provided (used) by financing activities	137,150	(21,194)

Effect of exchange rate changes on cash	1,975	272

Net increase in cash and cash equivalents	156,311	12,206
Cash and cash equivalents, beginning of period	46,606	15,514

Cash and cash equivalents, end of period	$202,917	$27,720

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

Certain minor reclassifications have been made to prior year’s data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings – as reported	$10,865	$10,650	$29,730	$28,874
Deduct: Total stock-based compensation expense determined under fair value method	(1,732)	(3,511)	(5,363)	(10,419)

Net earnings – pro forma	$9,133	$7,139	$24,367	$18,455

Earnings per share:
Basic – as reported	$0.33	$0.32	$0.87	$0.86
Diluted – as reported	$0.32	$0.30	$0.84	$0.81
Earnings per share:
Basic – pro forma	$0.28	$0.21	$0.72	$0.55
Diluted – pro forma	$0.27	$0.20	$0.69	$0.52

The fair value of the stock-based awards granted in the three and nine months ended September 30, 2003 and 2002 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Employee Stock Option Plans:
Risk-free interest rate	2.6%	2.4%	2.1%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	57.6%	65.0%	60.1%	69.3%

Employee Stock Purchase Plan:
Risk-free interest rate	1.1%	1.9%	1.3%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	35.2%	69.1%	48.4%	72.9%

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Employee Stock Option Plans:
Per share	$11.06	$8.21	$10.82	$9.82
Total estimated value	$313	$7,180	$1,469	$14,830

Employee Stock Purchase Plan:
Per share	$6.49	$6.78	$7.18	$7.43
Total estimated value	$162	$226	$370	$426

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares outstanding	32,959	33,749	34,033	33,548
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	1,399	1,765	1,439	2,039

Diluted shares outstanding	34,358	35,514	35,472	35,587

The effect of stock options for the three months ended September 30, 2003 and 2002 that aggregated 22,299 and 637,800, respectively, and for the nine months ended September 30, 2003 and 2002 that aggregated 13,114 and 508,960, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

The potential effect of shares issuable pursuant to the Company’s convertible notes has been excluded for purposes of diluted earnings per share since the conditions for conversion have not been met.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw material and subassemblies	$34,307	$32,825
Work-in-progress	24,136	12,700
Finished goods	9,259	4,616

	$67,702	$50,141

Note 5. Credit Agreements

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At September 30, 2003, the interest rate ranged from 2.58% to 4.00%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2003 and December 31, 2002, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its European subsidiaries, has a 50 million Swedish Kroner (approximately $6.5 million) line of credit at 3.70% and a $2 million line of credit at 5.25% at September 30, 2003. At September 30, 2003 and December 31, 2002, the Company had no amounts outstanding on these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. On July 10, 2003, the 50 million Swedish Kroner credit agreement replaced the old agreement of 60 million Swedish Kroner with the same terms. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

Note 6. Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million of the notes made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million of the notes on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Comprehensive Income

Comprehensive income includes cumulative translation adjustments, additional minimum liability adjustments, if any, on the Company’s Supplemental Executive Retirement Plan and fair value adjustments on available-for-sale securities that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$10,865	$10,650	$29,730	$28,874
Unrealized loss on short-term investments	(485)	—	(485)	—
Translation adjustment	2,900	(237)	5,459	356

Total comprehensive income	$13,280	$10,413	$34,704	$29,230

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

Note 8. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Nine Months Ended September 30,
	2003	2002
Accrued product warranties, beginning of year	$3,432	$2,629
Amounts paid for warranty services	(3,025)	(2,720)
Warranty provisions for products sold	3,091	2,909
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$3,498	$2,818

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

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Imaging	$43,019	$40,850	$134,661	$121,935
Thermography	27,213	23,605	79,904	64,212

	$70,232	$64,455	$214,565	$186,147

Earnings from operations:
Imaging	$11,904	$8,680	$32,988	$27,206
Thermography	9,365	7,435	24,078	17,039
Other	(3,500)	(3,214)	(10,068)	(9,168)

	$17,769	$12,901	$46,998	$35,077

			September 30, 2003	December 31, 2002
Segment assets (accounts receivable and inventories):
Imaging			$88,704	$65,336
Thermography			43,890	40,603

			$132,594	$105,939

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	$41,783	$38,748	$122,309	$104,029
Europe	20,213	15,558	64,436	53,011
Other foreign	8,236	10,149	27,820	29,107

	$70,232	$64,455	$214,565	$186,147

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2003	December 31, 2002
United States	$11,099	$9,485
Europe	23,978	24,255

	$35,077	$33,740

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
US Government	$19,690	$23,810	$53,115	$47,700

Note 11. Subsequent Event

On October 21, 2003, the Company and Indigo Systems Corporation (“Indigo”) entered into a Definitive Agreement and Plan of Merger pursuant to which the Company will acquire Indigo. Indigo security holders will receive cash consideration of approximately $165 million, and all outstanding Indigo stock options will be converted into options to purchase FLIR stock. Completion of the transaction, valued at approximately $190 million, is subject to the approval of Indigo shareholders, review by regulatory authorities and other customary conditions. It is expected to close in early 2004.

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

Results of Operations

Revenue. The Company’s revenue for the three months ended September 30, 2003 increased 9.0 percent, from $64.5 million in the third quarter of 2002 to $70.2 million in the third quarter of 2003. The Company’s revenue for the nine months ended September 30, 2003 increased 15.3 percent, from $186.1 million in the first nine months of 2002 to $214.6 million in the first nine months of 2003. The increase in revenue was due to an increase in unit volumes due to the growth in the number of applications for infrared technology and the ability of our products to meet those applications and due to the strengthening of European currencies against the US dollar and its impact on the translation of revenues generated in Europe.

Imaging revenue increased $2.2 million, or 5.3 percent, from $40.8 million in the third quarter of 2002 to $43.0 million in the third quarter of 2003. Imaging revenue for the first nine months of 2003 increased $12.7 million, or 10.4 percent, from $121.9 million in the first nine months of 2002 to $134.7 million in the first nine months of 2003. The increase in Imaging revenue in the third quarter and the first nine months of 2003 compared to the same periods in 2002 was primarily due to an increase in unit sales of the Company’s airborne law enforcement and maritime products and due to the strengthening of the British Pound and its impact on the translation of revenues generated by the Company’s United Kingdom operations.

Thermography revenue increased by 15.3 percent, from $23.6 million in the third quarter of 2002 to $27.2 million in the third quarter of 2003. Thermography revenue for the first nine months of 2003 increased 24.4 percent, from $64.2 million in the first nine months of 2002 to $79.9 million in the first nine months of 2003. This increase in Thermography revenue in the three-month and nine-month period ended September 30, 2003 was primarily due to an increase in unit sales of the E-Series, P-Series and the new A20 product lines and a strengthening of European currencies against the US dollar.

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

As a percentage of revenue, international sales were 40.5 percent and 39.9 percent for the quarters ended September 30, 2003 and 2002, respectively and 43.0 percent and 44.1 percent for the nine months ended September 30, 2003 and 2002, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended September 30, 2003 was $39.0 million compared to $33.8 million for the same quarter last year. As a percentage of revenue, gross profit increased to 55.5 percent in the third quarter of 2003 compared to 52.5 percent in the third quarter of 2002. The increase in gross profit as a percentage of revenue was primarily due to the mix of sales between the Imaging and Thermography business segments, the product mix within the segments and operational improvements in the Company’s Stockholm and Boston operations. As a percentage of revenue, gross profit for the first nine months of 2003 was 53.2 percent compared to 52.6 percent in the first nine months of 2002. The slight increase in gross profit as a percentage of revenue for the first nine months of 2003 was primarily due to the mix of sales between the Imaging and Thermography business segments and the product mix within the segments.

Research and development expense. Research and development expense for the third quarter of 2003 totaled $6.3 million, compared to $6.2 million in the third quarter of 2002. Research and development expense for the first nine months of 2003 totaled $21.6 million, compared to $19.8 million for the first nine months of 2002. As a percentage of revenue, research and development was 8.9 percent and 9.6 percent for the three months ended September 30, 2003 and 2002, respectively and 10.1 percent and 10.6 percent for the nine months ended September 30, 2003 and 2002, respectively. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $15.0 million for the quarter ended September 30, 2003, compared to $14.7 million for the quarter ended September 30, 2002. Selling, general and administrative expenses for the first nine months of 2003 and 2002 were $45.5 million and $43.1 million, respectively. Selling, general and administrative expenses as a percentage of revenue were 21.3 percent and 22.8 percent for the quarters ended September 30, 2003 and 2002, respectively and 21.2 percent and 23.2 percent for the nine months ended September 30, 2003 and 2002, respectively.

Interest expense. Interest expense for the third quarter of 2003 was $2.2 million compared to $0.5 million for the third quarter of 2002. The increase is due to the accrual of interest on the convertible notes that the Company issued in June 2003 and the related costs of the issuance of the notes. Interest expense for the first nine months of 2002 of $1.8 million increased to $2.9 million in 2003 primarily as a result of the interest and issuance costs on the convertible notes.

Other income/expense. For the quarter ending September 30, 2003, the Company recorded other income of $35,000 compared to other income of $101,000 for the third quarter of 2002. For 2003, interest income of $1.3 million from invested cash was offset by currency losses on certain foreign currency transactions in Europe. For the nine months ending September 30, 2003, other expense was $415,000 compared to other income of $697,000 in the first nine months of 2002. The net expense in 2003 includes interest income of $1.7 million and currency losses of $2.2 million; for 2002, interest income was $0.3 million and currency gains were $0.1 million.

Income taxes. The income tax provision of $4.7 million and $14.0 million for the three months and nine months ended September 30, 2003, respectively, represents an effective year to date tax rate of 32 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions.

The effective tax rate in 2002 was 15 percent. The lower effective tax rate for 2002 is due to the Company being able to recognize the benefit of previously unrecognized US net operating losses in 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents on hand of $202.9 million compared to cash on hand of $46.6 million at December 31, 2002. The increase in cash and cash equivalents is primarily due to the proceeds from the issuance of convertible notes in June 2003 and cash provided by operations, less the cash used to repurchase shares of the Company’s common stock. The Company has used $72.2 million in the first nine months of 2003 to repurchase shares of the Company’s common stock.

Cash provided by operating activities in the first nine months of 2003 was $22.3 million, compared to $38.6 million for the first nine months of 2002. The decrease in cash provided from operating activities was principally due to an increase in accounts receivable, inventories and other current assets.

Accounts receivable increased from $55.8 million at December 31, 2002 to $64.9 million at September 30, 2003, primarily as a result of a larger percentage of revenue recognized in the last two months of the quarter ended September 30, 2003 compared to the fourth quarter of 2002.

At September 30, 2003, the Company had inventories on hand of $67.7 million compared to $50.1 million at December 31, 2002. The increase was primarily due to the growth of the business and in anticipation of shipments for the fourth quarter of 2003.

At September 30, 2003, the Company had prepaid expenses and other current assets of $19.1 million compared to $12.7 million at December 31, 2002. The increase was primarily due to an increase in advance payments to vendors, VAT taxes receivable in Europe and an increase in the number of demonstration units.

The Company had accounts payable of $23.7 million at September 30, 2003, compared to $16.5 million at December 31, 2002. The increase is primarily due to the increase in inventories.

Accrued payroll and related liabilities decreased from $11.0 million at December 31, 2002 to $9.6 million at September 30, 2003, primarily due to the payment of 2002 annual performance bonuses, partially offset by accruals for 2003 performance bonuses.

The Company’s investing activities totaled $5.1 million and $5.5 million for the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures for the first nine months of 2002 were $5.5 million compared to $2.0 million for the first nine months of 2003. The higher capital expenditures in 2002 was primarily due to the relocation of certain of the Company’s operations in that year. Investing activities in 2003 also included investments in insurance contracts to partially fund certain retirement obligations.

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At September 30, 2003, the interest rate ranged from 2.58% to 4.00%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its European subsidiaries, has a 50 million Swedish Kroner (approximately $6.5 million) line of credit at 3.7% and a $2 million line of credit at 5.25% at September 30, 2003. At September 30, 2003, the Company had no amounts outstanding on these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. On July 10, 2003, the 50 million Swedish Kroner credit agreement replaced the old agreement of 60 million Swedish Kroner with the same terms. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs will be amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds will be used for general corporate purposes, which may include working capital, capital expenditures or acquisitions of businesses, product lines or technologies.

During the first nine months of 2003, the Company has used $72.2 million in cash to purchase 2.5 million shares of the Company’s common stock.

On October 21, 2003, the Company and Indigo Systems Corporation (“Indigo”) entered into a Definitive Agreement and Plan of Merger pursuant to which the Company will acquire Indigo. Indigo security holders will receive cash consideration of approximately $165 million, and all outstanding Indigo stock options will be converted into options to purchase FLIR stock. Completion of the transaction, valued at approximately $190 million, is subject to the approval of Indigo shareholders, review by regulatory authorities and other customary conditions. It is expected to close in early 2004. The Company is also in process of acquiring a building into which the Company will relocate the Boston operations. The expected purchase price is approximately $11 million.

While the successful completion of these transactions will consume a significant portion of our cash, we believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. Except as described above, we do not have any significant capital commitments for the coming year.

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

In December 2002, the Emerging Issues Task Force of the FASB issued statement No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. EITF 00-21 is effective for revenue arrangements entered into beginning with the Company’s third quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial condition or results of operations.

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

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

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

Item 2.	Changes in Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Number	Description

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	During the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:

1.	The Company furnished a current report on Form 8-K, dated July 23, 2003, reporting under Item 12, on the issuance of a press release announcing its financial results for the quarter ended June 30, 2003 and its expectations as to revenue and net earnings for the year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 7, 2003	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)