Form 10-K
period 2003-12-31
FLIR SYSTEMS INC
filed 2004-03-05
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003.

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

Title of each class of Stock

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K  ☐

As of January 31, 2004, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $1,181,453,934.

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2003, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $984,750,772.

As of January 31, 2004, there were 33,128,330 shares of the Registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

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

General

We are a world leader in the design, manufacture and marketing of thermal imaging systems and infrared camera systems. Our products are used in a wide variety of applications in the commercial, industrial and government markets, internationally as well as domestically. We offer a variety of system configurations to suit specific customer requirements. Our business is organized into two divisions, Thermography and Imaging.

Thermography products are generally targeted into commercial and industrial applications. Most of our higher performance cameras incorporate temperature measurement capability, enabling the user to perform a wide variety of diagnostic and analytic activities. Applications for these cameras include electrical and mechanical preventative maintenance, process control, test and measurement and scientific analysis. These cameras are typically priced between $30,000 and $50,000.

We recently introduced two new, lower priced camera lines, the E-Series (in 2002) and the A-Series (in 2003), which have increased the number of markets and applications served by our Thermography division. These cameras range in price from $10,000 to $30,000 and address newer markets such as commercial and residential moisture detection and low cost process control applications, as well as a more value conscious customer in our traditional markets. All of our Thermography products may be either hand-held or fixed mounted. Thermography products are designed in Danderyd, Sweden and are produced on a state-of-the-art robotic assisted assembly line at that factory.

Our Imaging division offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants such as smoke, haze and most types of fog. We offer hand-held imaging systems as well as fixed mounted products specially designed for ground, airborne and marine applications. Examples of our Imaging products include hand-held systems used for reconnaissance, surveillance and law enforcement, stabilized gimbal mounted systems for fixed and rotary wing aircraft applications, fixed mounted ground systems for security and surveillance applications, and maritime systems designed to withstand the rigors of a saltwater environment. Imaging products are often customized for their specific application. For example, systems may be gimbal mounted for stabilization; ruggedized for long-term use in difficult field environments; or sealed for protection against water and salt spray. Our products frequently incorporate additional sensors, including visible light cameras, laser rangefinders, laser illuminators, laser designators, and image analysis software. Imaging products range in price from under $12,000 for the least sophisticated hand-held imagers to more than $1 million for our most advanced stabilized airborne systems. Our large gimbal mounted systems, generally used in airborne applications, are produced in our Portland, Oregon factory, while our smaller gimbaled systems, as well as fixed mount and most hand-held systems, are produced in our factory in North Billerica, Massachusetts. We also produce certain Imaging systems in Sweden.

Our products offer state-of-the-art thermal imaging technology, sophisticated optics, software and electronics, innovative packaging and competitive pricing. We compete on the basis of product performance, quality, features and functions, customer service and training, distribution capability and price.

Our products utilize two types of infrared detectors. Our high performance products, typically with Imaging applications, utilize infrared detectors that are cooled with a micro-cooler that reduces the temperature of the detector to near absolute zero. This technique offers high sensitivity and resolution for long-range applications or those requiring high measurement precision. Most of our Thermography products and some Imaging products utilize a detector technology that does not require a micro-cooler, and is thus lighter, uses less power and is less expensive to produce. The performance of such “uncooled” detectors has improved in recent years, and as production volumes have increased, prices have dropped, spurring market expansion.

On October 22, 2003, we announced the acquisition of Indigo Systems Corporation, based in Goleta, CA, for total consideration of approximately $190 million. Indigo is a leading producer of infrared detectors and infrared camera subsystems and cameras. With this acquisition, we will now have the ability to design and produce both cooled and uncooled infrared detectors ourselves. Indigo will also expand our presence in certain markets, including high-end scientific cameras, sales of camera assemblies to original equipment manufacturers, and certain military program markets. The Indigo acquisition closed on January 6, 2004.

We have built a worldwide distribution system that allows us to sell our products in a wide range of international and domestic markets. In 2003, 43% of our revenue was derived from international customers, while no single customer accounted for more than 10% of our sales. In 2003, Thermography sales accounted for 38% of our total, while Imaging contributed 62%. We use a combination of direct sales and distributors, depending on product type and geographic area.

FLIR, an Oregon corporation, was incorporated in 1978. The Company’s headquarters are located at 16505 SW 72nd Avenue, Portland, Oregon 97224-7705, and the telephone number at this location is (503) 684-3731. Information about the Company is available on the internet at www.flir.com.

Industry Overview

Infrared is electro-magnetic radiation that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of low light vision systems such as visible light intensification because an infrared system enables an operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Also, unlike visible light intensification technology, infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night. Advanced thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of industrial applications.

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. There are two primary types of infrared detectors, often referred to as “cooled” and “uncooled”. Cooled detectors, which generally offer higher performance, must be cooled to very low temperatures (-196°C) in order to operate. This results in a system that is heavier, more complex and uses more power than uncooled detectors. Today, many of our products, especially in our Thermography division, use uncooled detectors that operate at room temperature, which allows for less expensive, smaller, lighter, more energy efficient systems. Using this technology, we have successfully introduced less expensive infrared cameras that have begun to open new market segments, such as building construction and inspections, industrial security and moisture detection. We have an exclusive relationship for the supply of uncooled detectors in certain key markets that is expected to expire during 2004 for certain detectors and 2005 for others. We expect to replace the majority of the detectors supplied under this contract with detectors produced by Indigo Systems Corporation, which we acquired in January 2004. It is our intention to maintain secondary sources of supply for uncooled detectors as well. We believe the Indigo acquisition will allow us to continue to obtain high quality uncooled detectors, at lower cost, while providing better control over future detector design.

We use cooled detectors in many of our Imaging systems, and expect demand for such technology to continue, particularly in applications where longer range, greater sensitivity and better resolution is critical. Such applications include military, law enforcement, long range surveillance and security, search and rescue and scientific research and development. We have developed our own “micro-cooler” that efficiently cools these detectors under battery power in most any environment. We currently purchase cooled detectors from three major suppliers. In the future, we expect Indigo to provide the majority of our cooled detectors, but we also intend to maintain secondary sources of supply.

Markets

The Company is divided into two main business segments, according to the markets they serve. The Thermography division produces systems that provide precise temperature measurement capabilities and are used for a variety of commercial and industrial applications. The Imaging division produces a wide range of systems that are used in such applications as long range surveillance, reconnaissance, search and rescue, security, force protection, targeting and law enforcement. Financial information about geographic and segment operations appears in Note 15 to the Consolidated Financial Statements in Item 8.

Thermography Market.    The Thermography market is comprised of a broad range of thermal imaging applications where both imaging and temperature measurement are required. This market ranges from simple heat sensing devices to sophisticated radiometric (temperature measuring) instruments that allow the user to perform extensive analysis and data collection. Advances in uncooled thermal imaging technology has improved the functionality of Thermography products, lowered the cost of equipment, and expanded the markets beyond the traditional industrial, predictive and preventive maintenance segments. We expect new markets to continue to develop in the future.

The Thermography market primarily consists of the following end-user market segments:

Predictive Maintenance	Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases the equipment’s productivity and avoids catastrophic failures or major equipment damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this market segment. Specific predictive maintenance applications include locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building or container and locating roof leaks and related damage.

Research & Development	Because of its non-destructive analysis capability, Thermography systems are a useful tool in a wide variety of research and development applications. As industry is driven to make smaller, lighter and more powerful electronic products, the problem of dealing with self-generated heat is becoming increasingly difficult. Our systems provide the ability to view thermal distribution in real time for products ranging in size from small hybrid integrated circuits to jet engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components and aircraft engines. Systems used in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software.

Manufacturing Process Control	The ability to determine whether a manufacturing process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermal imaging and image analysis allow for the monitoring and control of heat, which is used in virtually all industrial processes. Similarly, thermal imaging systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials. Many processes that cannot be monitored visually because of obscurance from smoke or steam are readily visible using infrared imaging.

Thermal imaging applications for manufacturing process control include monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mold; monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process; and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect.

Emerging Thermography	The newly introduced E-Series and A-Series products have expanded our traditional markets and opened new markets for our products. For example, smaller manufacturing facilities, electrical cooperatives and electrical contractors that could not justify the cost of a high-end product have purchased E-Series cameras to replace paid consultancy services. A special version of our E-Series camera, known as the ThermaCam® Scout, has been adapted to meet the needs of the emerging security markets at state and local law enforcement agencies. We have also entered the building inspection market with these products, as the growing concern over mold and unhealthy building environments has created a demand for technologies that can quickly locate the presence of moisture in commercial and residential buildings. Our new low cost A-Series fixed infrared cameras are now deployed into manufacturing environments that have not been able to solve quality problems with visual technology.

We expect additional market segments for thermal imaging to develop due to the lower cost and enhanced performance characteristics of uncooled thermal imaging technology. As system prices decline,

thermal imaging technology will offer solutions for a wide variety of new commercial applications. These may include monitoring of food distribution, storage and preparation, veterinary science, automotive care, aircraft inspection, building heat-loss evaluation, maritime vessel inspections and electrical inspections.

Imaging Market.    The Imaging market is comprised of a broad range of applications where an infrared image is needed, but where temperature measurement is not required. The primary focus of this segment is to provide enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety and commercial broadcast customers. Our systems typically provide the capability to see and record an object over long distances, day or night, through adverse weather conditions, from a wide variety of vehicle, man portable and fixed installation platforms. Although the majority of our infrared imaging applications require the use of cooled technology to identify objects from long distances, uncooled thermal imaging systems are also being used increasingly for certain ground-based security and hand-held observation applications. Customers in the military and law enforcement markets demand affordable high performance systems that can be mounted on a variety of helicopters, airplanes, ships and poles. These systems must operate in demanding climatic conditions and perform a variety of automated tasks requiring high image quality and stabilization. Software capabilities within the systems typically address certain customer requirements such as aircraft avionic integration or motion detection for security applications.

The Imaging market primarily consists of the following end-user market segments:

Search and Rescue	Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or in vehicles, to provide offshore oil platform safety and to provide emergency or disaster response support for missing persons or accident victims. Such systems are in use today by the US Coast Guard, the US Marines, the US Air National Guard and the United Kingdom Ministry of Defense.

Federal Drug Interdiction	Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities. Our systems are in use by the US Customs Service, the DEA and the FBI, as well as by foreign governments.

Surveillance and Reconnaissance	Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situation awareness, particularly at night or in conditions of reduced or obscured visibility. Our systems are in use today by the US Army, the US Air Force, and many federal law enforcement agencies.

Navigation Safety	Thermal imaging systems are used in navigation safety applications to improve missions by enabling crews piloting aircraft or ships to see terrain and objects and to detect and avoid obstacles at night and in conditions of limited visibility due to smoke, haze or fog.

Border and Maritime Patrol	Thermal imaging systems are used in airborne, shipborne and fixed installation applications for border and maritime surveillance, particularly at night, to monitor borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. FLIR cameras are currently deployed along the US borders under the US Border Patrol’s “ISIS” program and are also used by the Royal Australian Air Force on their P3-C MPA aircraft.

Environmental Monitoring	Thermal imaging systems are used in environmental monitoring applications including forest fire detection and suppression, oil spill detection and monitoring and wildlife management.

Perimeter Security	Thermal imaging systems are used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. The US Air Force is currently using FLIR cameras extensively for force protection at its foreign airbase locations under its “TASS” program.

Electronic News Gathering	The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. News stations with this capability have the ability to provide close-up coverage of events, disasters or safety restricted areas to their viewing audiences. This market segment typically requires very high performance daylight cameras installed in highly stabilized gimbal turrets for mounting on news helicopters. Systems need to provide high-resolution, jitter-free video that can be downlinked to the production studio or command center on a real-time basis.

Law Enforcement	We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost people and provide situational awareness to officers on the ground. Systems designed for this market typically have both an infrared and a visible light camera installed in a smaller, lightweight gimbal. Systems must be reliable, easy to use and have good imaging and recording capabilities. Applications should increase as system size and weight continue to decline, enabling the use of systems on small and weight-restricted helicopters and fixed wing aircraft. In addition, law enforcement agencies have established thermal imaging as a primary support tool and should continue to take advantage of public support for this type of law enforcement.

Targeting	The use of thermal imaging technology is becoming increasingly prevalent in the military community. FLIR’s thermal imaging systems provide clear views of targets at long ranges through darkness or other environmental obscurants. These systems are frequently used together with conventional “day” sighting devices and offer a “clip-on” night operation capability to existing weapons. FLIR offers several products in this application ranging from a clip-on rifle scope device to a high precision stabilized airborne laser designator system.

Technology

We use our expertise in systems design, infrared and other technologies, and manufacturing to develop and produce sophisticated thermal imaging systems. In order to produce cost-effective products and shorten the product development cycle, we integrate the following engineering disciplines and manufacturing processes:

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

Mechanical Engineering	Our design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques. Such skills are critical for the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics, which must meet high-precision mechanical tolerances. Similarly, the gyro-stabilized gimbal assembly for products such as the Star SAFIRE™ II, Star SAFIRE™ III, Ultra 8500™, SeaFLIR™ II, and UltraMedia™ requires expertise in electro-mechanical control, gyroscopes and specialized stabilization controls.

Electronic Design	We design signal processing circuits that interface directly with the detector arrays to convert detected infrared radiation into electronic signals. We also design the electronic image processing that is necessary to convert the electronic signals into standard video format. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability.

Software Development	We believe that software development is important to the ongoing improvement in our products. In 2003, FLIR introduced a variety of software releases that have tuned our standard camera products to more effectively meet the needs of new and emerging markets. Our products utilize a combination of embedded and desktop software products. Currently, we possess the capability to develop and refine all types of software used in our systems. We also develop and deploy software that is used for testing and characterization of our systems.

Optical Design and Fabrication	We currently design and manufacture many of the sophisticated optics that are required to produce a thermal imaging system. This capability allows us to significantly shorten the product development cycle and avoid costs and delays associated with a reliance on third-party optics suppliers.

Optical Coating	Infrared optics require custom vapor deposited coatings to improve the transmission of the unique lens materials that are used in infrared systems. These coatings are essential to maximizing the performance and thermal sensitivity of the systems. FLIR has developed the in-house capability for high volume production coatings and for the development and testing of new coatings to lower costs and improve performance and field ruggedness of the infrared lenses.

The acquisition of Indigo Systems will add significantly to our technology base and in-house expertise, particularly in the area of integrated circuit design, infrared detector technology, and software design.

Research and development expenses were $30.7 million in 2003, $26.9 million in 2002 and $27.2 million in 2001. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in both of our business segments.

Products

Thermography Products.    In the Thermography division, we manufacture products that are sold to a wide range of commercial customers, including electric utilities, manufacturing industries, building inspectors and machine vision customers. For industrial customers, we have developed infrared imaging systems that feature accurate temperature measurement, storage and analysis. These systems comprise two categories: hand-held cameras and fixed installation cameras. All systems use a common-core imaging system, and the majority uses uncooled infrared detector technology. Many of our hand-held cameras look and function much like a standard camcorder, utilizing off-the-shelf technologies for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capability with common factory automation systems. The products are evolved on an annual basis with new models being introduced to the market featuring enhancements in functionality and performance based on customer requests. This keeps the product line up to date, competitive and enables us to generate revenue from system upgrades.

Our strong market share position is enhanced and maintained with the offering of key post-processing software packages. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications.

We offer training on the principles of thermography and the use of our products through the ITC®, our Infrared Training Center, which provides comprehensive training, certification and applications engineering from several FLIR locations or at the customer’s site. We have begun to license Infrared Training Centers to qualified third parties in certain countries. In 2003, over 3000 people received training at our Infrared Training Center.

During 2002, Thermography launched completely new products for its core and emerging markets. The new product families are called ThermaCAM® P-Series, ThermaCAM® S-Series, and ThermaCAM® E-Series. In 2003, Thermography launched the completely new ThermoVision® A-Series products to support fixed installation applications.

ThermaCAM® P-Series	The P-Series line of hand-held thermal imaging and measurement systems, introduced in 2002, is a state-of-the-art, high performance hand-held thermal imaging and measurement system. Designed for the professional thermographer, the P-Series line of Thermography cameras provides for accurate temperature measurement of objects from –40°C to +2000°C. The system features numerous automated features, offering one-hand, point and shoot operation and offers significantly enhanced sensitivity, improved data connectivity, automatic report generation, auto focus and an innovative new product design that incorporates a detachable color LCD display. The ThermaCAM® series cameras have applications across all commercial thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, preventing unscheduled downtime, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

ThermaCAM® E-Series	The E-Series product line of Thermography cameras, introduced in March of 2002, pioneers a new market segment for the Thermography business. The cameras, which resemble a flashlight in appearance, weigh only 1.5 pounds and feature a built-in color display, long-life battery, temperature measurement and image storage capabilities. The new cameras also enable images to be downloaded to a computer through its USB port connection, the same connection used by consumer video cameras. The E-Series products are small enough to wear on a belt in the same way electricians now carry small voltage and amp meters. This new product line is ideal for applications such as building diagnostics, electrical inspection, and veterinary evaluations in addition to predictive maintenance and process control.

ThermaCAM® S-Series	The ThermaCAM® S-Series cameras are similar to the P-Series cameras except they typically incorporate high-definition cooled focal plane array sensors that offer an increased level of sensitivity, image quality and measurement precision. The S-Series cameras are designed primarily for high-end research and development applications. The SC1000 utilizes a cooled platinum silicide detector and is well suited for applications in the glass, plastics and petroleum refining industries. The S60 and S40 utilize an uncooled microbolometer detector and are well suited for general research and development applications such as product thermal testing or PC board inspections. These new products also feature firewire digital output for high speed image and data transfer. The SC3000 is the world’s first production quantum well infrared photodetector (“QWIP”) based camera and features extremely high sensitivity (0.03°C) and long-wave operation. This camera is well suited for product development applications and certain medical research applications.

ThermoVision® A-Series	In 2003, we replaced the ThermoVision® 320 and 160 Series with a new line of uncooled thermal imaging cameras, known as the ThermoVision A-Series, for manufacturing process control and machine vision applications. The ThermoVision A40 offers high-resolution imaging and temperature measurement performance while the ThermoVision A20 offers strong performance in a small and affordable 160 x 120 package. Operating as a remote controlled “smart” sensor in supervised operation or integrated into a complete control system, the ThermoVision camera transmits data on a continuous real-time basis to factory automation equipment. Using built-in intelligence, the ThermoVision can process multiple areas of interest, trigger alarms or transmit control data. Examples of ThermoVision applications include monitoring and controlling the manufacture of metal, plastic or glass parts, where thermal properties are critical to the final product. ThermoVision sensors are used to provide the real-time feedback to reduce warranty claims and assure consistent product quality.

ThermaCAM® Reporter	The ThermaCAM® Reporter Suite has been redesigned to work within with Microsoft® Word and the latest Microsoft® Office environment. This release has made infrared report generation faster and easier than before by embedding tools that analyze thermal images right inside the word processing environment our customers are most familiar with. This program saves a great deal of time by allowing our customers to simply drag and drop images from our camera’s storage medium into prepared reports that automatically place thermal, visual and text information into the right location on a standard Microsoft® Word document.

ThermaCAM® Researcher	The ThermaCAM® Researcher is a suite of Windows®-based analysis software and interconnect hardware for the SC series cameras. First introduced in the first quarter of 2000, this software and hardware product allows design engineers to evaluate static or dynamic thermal events and data. Information is captured and stored on standard PC memory devices and can be analyzed in real time with this software package. The product is used in applications including product development, failure analysis, pilot production monitoring and thermal management.

Imaging Products.    In the Imaging division, we manufacture products that are sold to military, paramilitary, law enforcement, surveillance and security customers. Typically we provide “vision enhancement” capability to people who need to see in the dark, through adverse environments, or from mobile platforms. We address several key end-user segments, including airborne, ground, maritime, broadcast, industrial security, military targeting and fire service markets. For airborne applications, we have developed highly stabilized turrets (“gimbals”), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser rangefinder, a laser illuminator, a laser designator and a long-range visible light spotter scope. The systems typically have sophisticated embedded software providing tracking, GPS, moving maps and aircraft information. For ground applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. All ground systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (CCTV, Laser Range Finder, Compass, GPS). Hand-held ground products typically look like militarized camcorders or electronic binoculars. They typically are very rugged and have optional lenses and target location capabilities. Targeting products are typically designed to attach to existing daylight sights to provide bore-sighted nighttime capabilities. Some targeting systems are hand-held or tripod-mounted, and provide detailed target location data through the use of other position sensing technologies. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser rangefinders.

In the broadcast market, we manufacture highly stabilized gimbals that house broadcast quality TV cameras. The product is typically mounted to an aircraft, usually a helicopter, and operated by the use of a remote hand controller, which directs the stabilized gimbal and controls the camera functions. The broadcast camera inside the gimbal provides the video output that is then either recorded on a video recorder or down-linked to a production studio for live broadcast. These systems are widely used by television news stations and law enforcement professionals.

In the law enforcement market, we manufacture a variety of stabilized gimbal systems that typically contain both infrared and visible light cameras. These systems provide high-resolution imagery, day or night, for covert surveillance, public safety and search and rescue applications. The systems are typically mounted to a helicopter and greatly enhance the capabilities of officers during night operations.

Star SAFIRE™ II	Introduced in April of 1999, the Star SAFIRE™ II is an enhanced evolution on the Star SAFIRE. The system features improved performance through the use of a military qualified gyro-stabilized gimbal and a micro-scanned indium antimonide third generation focal plane array detector. Typical configurations contain multiple optical payloads in addition to the infrared imaging system, including a TV camera with a zoom lens for daylight operations, a long-range daylight spotter scope, laser rangefinder, laser illuminator or laser designator.

Examples of Star SAFIRE II applications include search and rescue, maritime patrol, unmanned air vehicles (“UAV”), reconnaissance missions, border and coastal surveillance and target identification and designation.

Star SAFIRE™ III	Introduced in June of 2003, the Star SAFIRE™ III is an enhanced evolution on the Star SAFIRE II. The system features improved performance through the use of a 640 X 480 micro-scanned indium antimonide third generation focal plane array detector which offers four times the number of pixels compared to the Star SAFIRE II systems. As with the Star SAFIRE II, typical configurations contain multiple optical payloads in addition to the infrared imaging system, including a TV camera with a zoom lens for daylight operations, a long range daylight spotter scope, laser rangefinder, laser illuminator or laser designator. The Star SAFIRE III also offers a significantly improved long range TV spotter scope and an optional image intensified camera capability that can be mixed with the infrared or conventional TV image to enhance imaging performance.

Star-Q™	The Star-Q™ system, first introduced in the second quarter of 2001, is a digital airborne system with a high-performance long-wave focal plane array sensor, based on quantum well infrared photodetector (“QWIP”) technology. The unit represents the first long-wave Gen-III system on the market, and offers distinct advantages in certain cold weather and fire fighting applications. The unit’s 4-axis gyro-stabilized gimbal typically contains a three field-of-view infrared QWIP imager, 3-CCD color TV camera and high power spotter scope. The Star-Q is a commercially developed, military qualified (“CDMQ”) product, which is available for commercial off-the-shelf (“COTS”) delivery into military and paramilitary programs. It has already been selected by the United Kingdom Ministry of Defense and the Swiss Air Force for specific programs.

ThermoVision®2000	The ground-based ThermoVision® 2000, first introduced in the second quarter of 2001, is a fixed- or tripod-mounted thermal imaging system that can detect small objects at 10 or more kilometers away under extreme environmental conditions, day or night. The system utilizes the QWIP-based thermal sensor from the Star-Q system and thus represents the first Gen-III long-wave focal plane array system to the market. The system features mission specific optical configurations and a highly ruggedized enclosure. Capable of remote operation, the system has on-board image processing capabilities, which enhance target detection and identification. Examples of ThermoVision 2000 applications include perimeter security of military bases and sensitive government installations or buildings.

ThermoVision® Sentry™	The ground-based ThermoVision® Sentry™, first introduced in the fourth quarter of 1998, is the first fixed- or tripod-mounted thermal imaging system featuring uncooled detector technology. Using this technology, this system can operate unattended for very long periods of time without maintenance. The system incorporates a sophisticated, highly accurate pan and tilt mechanism, high speed pointing capability and automated scanning functions. Designed for automated perimeter or

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

SeaFLIR II™	The SeaFLIR II™, which evolved from the US Navy “MarFLIR” contract and was introduced in the second quarter of 2003, is an inverted stabilized 9” gimbal infrared imaging system designed specifically for the marine environment. Able to withstand significant shock, vibration, and sea-spray, the SeaFLIR II is hermetically sealed and contains an on-board de-icing system. The system incorporates a high performance indium antimonide infrared focal plane array sensor with a 10x continuous zoom lens, a laser rangefinder and an auto-tracker. This system is designed to be mounted on a mast, wheelhouse or a weapons platform. Examples of SeaFLIR II applications include foul weather navigation, anti-piracy, search and rescue, mine detection and collision avoidance.

MilCAM™ Family	The MilCAM™ system, introduced in 1997, is a high performance hand-held infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system uses off-the-shelf batteries and weighs less than 5 pounds. Currently available in three models, the MilCAM LE (1997), XP (1999) and Recon (2001), the MilCAM line leads the market in small size, low power and long-range capabilities. The MilCAM LE features a cooled platinum silicide detector and is designed for law enforcement applications. The MilCAM XP features a high performance indium antimonide detector offering detection beyond 5 kilometers. The MilCAM Recon is the next generation of the MilCAM XP. Utilizing a larger detector, new electronics and new packaging, the Recon has improved range and definition as compared to prior models. Examples of MilCAM applications include perimeter security, coastal surveillance, special operations, police surveillance and search and rescue.

MilCAM™ SeeSpot III	The MilCAM™ SeeSpot III, first introduced in the second half of 2001, is a hand-held dual-band infrared imaging system that allows military personnel to identify targets at long range and then also validate the location of laser designator spot locations on the targets. The SeeSpot III is the smallest and lightest product with this capability and eliminates the need to carry separate devices for infrared imaging and laser spot identification. The SeeSpot III is currently in use by several branches of the US Special Forces and certain foreign military organizations.

Ranger II™	The Ranger II™, introduced in the third quarter of 2003, is a high performance fixed mount infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system can be rapidly deployed on a tripod or in a fixed installation. The system features remote control, integrated pan and tilt and very long-range performance.

UltraMedia™ III	The UltraMedia™ III, introduced in the second quarter of 1999, is a high-resolution, high stabilization electronic news gathering system for airborne use. Utilizing the latest broadcast camera technology, the UltraMedia III offers industry leading magnification and stability. The hermetically sealed gimbal is small and lightweight and has been certified for use on most commercial helicopters. The UltraMedia series electronic news gathering products are the most widely used airborne camera systems in the world today.

UltraMedia™ LE	The UltraMedia™ LE, introduced in the fourth quarter of 1999, is a compact digital low-light surveillance system that delivers similar performance to the UltraMedia III systems, but also adds extreme low-light imaging capability providing covert surveillance capabilities at night. The product was developed to meet the needs of federal, state and local law enforcement agencies desiring covert observation capabilities at extreme standoff distances.

FireFLIR®130	The FireFLIR® 130, introduced in the second quarter of 2001, is a lightweight, hand-held, thermal imaging system for fire fighting applications. Weighing about 5 pounds, the FireFLIR incorporates an uncooled microbolometer detector that delivers crisp, high-resolution monochrome and color images. The system’s unique design allows it to be used as a crawling aid during attack and rescue missions. The system features automated capabilities for locating hot spots in walls and determining the temperature of objects in the scene. An optional microwave transmitter sends the video signal to a remote location for other crewmembers to view.

Ultra 8000™ Ultra 8500™ Ultra 8500FW™	The Ultra 8000™, Ultra 8500™ and Ultra 8500FW™, first introduced in the second quarter of 2003, is a family of products that are an evolution of FLIR’s successful Ultra 7500 airborne gimbal-mounted, dual imaging system. The three new products offer a range of performance and prices to suit a variety of law enforcement missions and budgets. The new systems incorporate a high-resolution, state-of-the-art indium antimonide infrared imaging detector and advanced all-digital imaging electronics. All of the systems have design elements that improve performance, ease of use and overall reliability. At 9” in diameter and 26 pounds, the Ultra 8000 series is the smallest and lightest high performance airborne law enforcement system available. Industry-leading features include a continuous zoom infrared lens, built-in auto-tracking capability, GPS annotation and easy to use hand controller.

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

UltraForce™ II	The UltraForce™ II, introduced in the fourth quarter of 2000, is a high performance multi-sensor gyro-stabilized gimbal system designed for law enforcement or paramilitary use. The system incorporates a high performance, cooled infrared imaging sensor, utilizing QWIP technology, together with a high-resolution 3-chip CCD TV camera capable of imaging in moderately low light conditions. This product represents the first long-wave focal plane array based gimbal in the commercial market. Features include triple infrared fields-of-view, 54X TV image magnification and high magnification spotter scope or laser rangefinder. Targeted at higher-end law enforcement agencies flying larger twin-engine helicopters, the UltraForce II is the premier law enforcement product available today.

ThermoVision® FTI	The ThermoVision® FTI, first introduced in early 2002 is a third-generation thermal imager based on QWIP technology. The system is a militarized hand-held or tripod-mounted thermal imager designed for use by forward observer troops. The FTI is currently designed for integration with a Simrad LP 10 Target Locator to provide accurate target positioning but can also be used on its own as a hand-held thermal imager. FLIR is currently under contract (through Simrad Optronics) to supply the FTI system to the Swedish and Norwegian armed forces.

ThermoVision® BIRC	The ThermoVision® BIRC, first introduced in late 2001, is a product that adds night capability to existing missile launching systems in use in Europe today. The BIRC system uses a cooled QWIP detector, operating in the long wave infrared band. Ideal for operation in cold climates, the BIRC system can be either troop or vehicle deployed. The BIRC can be adapted to a variety of missile systems in use today, including the Milan and TOW missiles.

SnipIR™	The SnipIR™, first launched in early 2001, is a clip-on infrared device that adds night capability to a standard sniper day-scope. The system uses a cooled indium antimonide detector and provides precise targeting capability with a matched field of view seen through the day scope of the rifle. An innovative image fusion mode allows the operator to blend infrared and daylight images for maximum target discrimination. The SnipIR is currently used by US and foreign special forces.

Customers

The primary customers for our products include domestic and foreign government agencies, including military, paramilitary and police forces, original equipment manufacturers, commercial manufacturers, research and development facilities, universities, industrial companies, utility companies, news gathering agencies and numerous commercial enterprises. Our customers are located around the world and are serviced by a global distribution organization covering more than 60 countries.

A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the US Government accounted for more than 10% of our revenue in 2003, but aggregate sales to US Government agencies accounted for 26% of our revenue for 2003. Financial information about geographic operations and customers appears in Note 15 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

We believe our sales and distribution organization is the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers, service and training centers. Our Thermography and Imaging products are highly technical and have distinct characteristics and functionality. Our sales personnel undergo a comprehensive training program on the technical aspects of the products, as well as to familiarize them with product applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We have distinct sales channels for industrial, surveillance, building diagnostics, airborne, ground, maritime, security, broadcast and fire service customers. We sell our Thermography products worldwide through a direct sales staff of more than 100 people and a network of over 150 distributors (many with multiple offices) and representatives. We sell our Imaging products through a direct sales staff of approximately 90 people and 50 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

Marketing

With our expansion into the low cost segment of the commercial markets, our Thermography business has developed more focused competencies in market research, electronic marketing, marketing communications and business development. Our early success in promoting our products into newer commercial and security and surveillance markets can in a large part be attributed to our ability to identify new markets, tune our product solutions to meet unique market needs, quickly develop marketing communications that highlight these unique features, and leverage existing and new distribution channels to develop incremental business.

Our Imaging business focuses its product marketing activities on internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 150 trade shows per year. These activities give us the opportunity to educate potential customers about the key features and attributes of our products and how they may be used to address specific customer needs.

Customer Service

We maintain service facilities at our factories in Portland, Oregon; North Billerica (Boston), Massachusetts; Danderyd (Stockholm), Sweden; and West Malling (London), United Kingdom; and at our locations in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy and Hong Kong. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ more than 50 people worldwide in our service organizations. We also maintain field service capabilities in five additional foreign locations under the direction of our independent representatives or distributors. Subsequent to the closing of the Indigo acquisition, we will also maintain service facilities at Goleta (Santa Barbara), California.

Backlog

At December 31, 2003 and 2002, we had an order backlog of $146 million and $92 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog may not be indicative of revenue for any future periods because our sales to Thermography customers are generally made pursuant to purchase orders rather than long-term contracts and, accordingly, the Thermography backlog at any given time is for short-term shipments. In addition, the backlog for the Imaging business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is generally obligated to pay certain costs and/or penalties for cancellation.

Manufacturing

We manufacture many of the critical components for our products, including gimbals, optics, micro-coolers and high-speed motors, which minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including detectors, certain coolers and optics, circuit boards, cables and wiring harnesses. These components are then assembled into finished systems and tested at one of our production facilities.

We have invested in automated production equipment for our Thermography manufacturing facility in Sweden, to support the volume demands now generated by the new E-Series camera products. This automation includes robotic cell calibration facilities that have increased unit throughput.

The acquisition of Indigo Systems Corporation, which was completed on January 6, 2004, will enable us to design and manufacture our own infrared detectors.

We purchase certain key components from sole or limited source suppliers. Accordingly, we could experience late deliveries or a scarcity in the supply of some of these components.

Our manufacturing operations are, from time to time, audited by certain of our OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Boston, Portland and London are ISO 9000:2000 certified. Our facility in Stockholm is ISO 9001:2000 certified. Indigo Systems Corporation is also ISO 9001:2000 certified.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, cost, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Raytheon Company, Raytek, NEC San-Ei, Nippon Avionics Co., Ltd, and Mikron Instruments. In the Imaging market, our competitors include BAE Systems, Wescam (a unit of L-3 Communications), DRS Corporation, Lockheed Martin Corporation, The Boeing Company, El-Op, Sagem and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

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

Employees

As of December 31, 2003, we had 565 employees in the United States and 320 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden are represented by unions whose contracts are subject to periodic renegotiations. We believe our relationships with our employees and unions are good.

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

We lease facilities under various operating leases that expire in 2004 through 2009. The leases call for fixed monthly payments over their term. The following summarizes our primary leased facilities:

Location	Lease Expiration Date	Square Feet
FLIR Systems, Inc.—Portland, Oregon	2005	74,546
FLIR Systems AB—Danderyd, Sweden	2004	75,783
FLIR Systems AB—Danderyd, Sweden	2007	39,812
FLIR Systems, Inc.—North Billerica, Massachusetts	2005	102,000
FLIR Systems International Ltd.—West Malling, United Kingdom	2006	14,500
FLIR Systems Ltd.—Toronto, Canada	2005	4,161
FLIR Systems S.A.R.L.—Paris, France	2005	3,497
FLIR Systems GmbH—Frankfurt, Germany	2006	4,315
FLIR Systems s.r.l.—Milan, Italy	2009	4,305
FLIR Systems AB—Antwerp, Belgium	2006	4,164
FLIR Systems AB—Hong Kong	2004	2,316

In December 2003, we purchased a building in North Billerica, Massachusetts to be used as the main production facility for our Boston operations. As part of the purchase agreement, the seller will assume the existing facility lease beginning in 2004 through the end of the lease agreement.

The Portland facility is used by the Imaging business and for our corporate headquarters. The facilities in France, Germany, Italy, Belgium and Hong Kong are sales and service locations for the Thermography business. All other facilities are used jointly by both the Thermography and Imaging businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses. While the outcome of such matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

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

	2003		2002
	High	Low	High	Low
First Quarter	$25.71	$20.85	$29.32	$18.95
Second Quarter	31.43	23.61	25.79	19.00
Third Quarter	31.94	25.30	21.40	17.50
Fourth Quarter	36.66	25.70	24.49	14.11

On May 29, 2003, the Company effected a two-for-one split for each share of common stock outstanding on May 12, 2003. The Company issued approximately 17.5 million shares of common stock as a result of the stock split. The closing sales prices in the table above have been restated to reflect the stock split for all periods presented.

At December 31, 2003, there were approximately 159 holders of record of our common stock and 32,862,591 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2003	2002	2001	2000(1)	1999(2)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$311,979	$261,080	$214,373	$186,357	$178,556
Cost of goods sold	146,454	124,060	97,541	104,116	123,228

Gross profit	165,525	137,020	116,832	82,241	55,328
Operating expenses:
Research and development	30,665	26,892	27,235	29,150	29,443
Selling, general and administrative	65,034	59,597	51,861	63,916	62,899
Combination costs	—	—	—	—	9,301

Total operating expenses	95,699	86,489	79,096	93,066	101,643

Earnings (loss) from operations	69,826	50,531	37,736	(10,825)	(46,315)
Interest expense and other expense, net	5,978	1,638	8,993	11,504	5,771

Earnings (loss) before income taxes	63,848	48,893	28,743	(22,329)	(52,086)
Income tax provision	19,155	7,334	2,809	3,725	2,295

Net earnings (loss)	$44,693	$41,559	$25,934	$(26,054)	$(54,381)

Net earnings (loss) per share(3):
Basic	$1.32	$1.23	$0.86	$(0.90)	$(1.91)

Diluted	$1.27	$1.17	$0.81	$(0.90)	$(1.91)

Balance Sheet Data:
Working capital	$311,776	$121,479	$69,440	$68,419	$4,481
Total assets	450,423	233,822	185,038	166,991	196,487
Short-term debt	—	—	23,954	18,819	82,331
Long-term debt, excluding current portion	204,369	—	—	75,485	1,497
Total shareholders’ equity	164,842	172,327	104,848	29,025	56,219

(1)	During 2000, we recorded one-time pre-tax charges of $20.5 million primarily related to streamlining our manufacturing and corporate operations. The charges include $9.0 million related to eliminating older or lower margin products, $8.8 million related to cost accumulations and asset valuations that have been written off as a result of these operational changes and $2.2 million for workforce reductions and related costs. We also recorded a charge of $0.5 million related to the settlement of the class action lawsuit. These charges are reflected in cost of goods sold for $13.3 million, operating expenses for $7.0 million, and other expenses of $0.2 million.

(2)	In connection with the merger with Inframetrics, Inc., which was effective on March 30, 1999, we recorded one-time pre-tax charges of $34.6 million. The charges consisted of $25.3 million of inventories, which is included in cost of goods sold, due to the elimination of duplicative product lines, and $9.3 million of transaction related costs, which are reported as combination costs. This merger was accounted for as a pooling of interests.

(3)	On May 29, 2003, the Company effected a two-for-one split for each share of common stock outstanding on May 12, 2003. The Company issued approximately 17.5 million shares of common stock as a result of the stock split. The Company’s per share amounts have been restated to reflect the stock split for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FLIR was founded in 1978, originally providing infrared imaging systems that were installed on vehicles for use in conducting energy audits of neighborhoods by helping to determine whether there was any abnormal leakage of heat coming from the doors, windows, walls and roofs of each house. As demand for that application declined, the Company began to focus on other applications and markets for its technology, in particular, designing and selling stabilized thermal imaging systems for aircraft used by law enforcement. Since then, the Company has continued to develop thermal imaging products for a growing number of applications and has now become one of the world leaders in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial and government markets, internationally as well as domestically. Our business is now organized around two principal business segments, Thermography and Imaging.

The Thermography market primarily consists of the use of hand-held thermal imaging systems that can detect and measure minute temperature differences, which is useful for a wide variety of industrial and commercial applications. Uses for our Thermography products include predictive and preventative maintenance, process control, condition monitoring, moisture detection and scientific analysis. In 2002, we introduced a new inexpensive camera, known as the E-Series, that has increased the number of markets and applications that Thermography serves. Our Thermography products are produced at our facility in Sweden. A growing distribution network has enabled us to penetrate existing and developing markets and applications worldwide.

Our Imaging business offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants, such as smoke, haze and most types of fog. Product offerings include hand-held and fixed-mounted products for ground, airborne and maritime applications. Applications for our Imaging products include force protection, counter terrorism, search and rescue, perimeter security, navigation safety, law enforcement, narcotics detection, maritime and border patrol, electronic news gathering, anti-piracy and firefighting. Our Imaging products are primarily produced at our Portland, Boston and Sweden facilities. A substantial portion of our revenue in the Imaging business is derived from sales to government agencies and we are continuing to expand our military program business, both in the United States and internationally.

We continue to enhance our state-of-the-art products within both business segments, as well as develop products for new market applications that use advanced thermal imaging technologies. For example, “uncooled” detector technology used in our Thermography systems enable these systems to operate at room temperature, allowing for systems that are less expensive, smaller, lighter, and more energy efficient. For our Imaging products, we are continually improving the performance of our systems by utilizing our skills in system design, systems integration, and improving component performance, while also improving the stabilization of our airborne systems and offering additional imaging options, such as CCD TV cameras, laser rangefinders and laser designators.

On October 22, 2003, we announced the acquisition of Indigo Systems Corporation which is located in Goleta (Santa Barbara), California. Indigo is a leading producer of infrared detectors, infrared cameras, and camera subsystems. The acquisition of Indigo provides us with the ability to design and produce infrared detectors, both “cooled” and “uncooled,” for both our Imaging and Thermography business. Indigo will also allow us to expand our presence in certain markets, including high-end scientific cameras, OEM’s and certain military program markets.

International revenue accounted for approximately 43.2%, 44.0% and 47.0% of our revenue in 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue. With the production and distribution of our Thermography products in Sweden contributing a large volume of sales denominated in foreign currencies, we have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies. During 2003, there were significant fluctuations in the values of the major currencies in which we conduct business, in particular, a weakening of the US dollar. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in aggregate, did not have a material impact on our results of operations.

The Company typically experiences longer payment cycles on its international sales, which can have an adverse impact upon the Company’s liquidity. In addition, substantial portions of the Company’s operations are conducted outside the United States, including manufacturing in Sweden and sales operations worldwide. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, labor union activities, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

The Company experiences fluctuations in orders and sales due to seasonal variations and customer sales cycles, such as the seasonal pattern of contracting by the US and certain foreign governments, the frequent requirement by international customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration. Such events have resulted and could continue to result in certain fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, goodwill impairment, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue recognition.    Our policy is to recognize revenue upon delivery of the product to the customer at a fixed or determinable price and with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the Securities and Exchange Commission in December 2003. SAB 104 clarified existing guidance, principally those provided by SAB 101, “Revenue Recognition in Financial Statements,” regarding revenues for contracts that contain multiple elements.

We design, market and sell our products as commercial, off-the-shelf products. Many of our Imaging customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts), we recognize revenue only after we have determined that elements with stand alone values have been delivered and any undelivered elements have objective and reliable evidence of fair value. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

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

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2003, our accounts receivable balance of $79.3 million is reported net of allowances for doubtful accounts of $1.3 million. We believe our reported allowances at December 31, 2003, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory write downs.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory write downs when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write downs are intended to reduce the carrying value of our inventories to their net realizable value. As of December 31, 2003, our inventories of $76.0 million are stated net of inventory write downs of $11.9 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write downs may be required.

Cost-basis Investments.    FLIR has invested in two third-party entities. The investments are accounted for on a cost basis since we do not have controlling interests in these entities nor do have we the ability to exercise significant influence on them. As of December 31, 2003, we have carrying values of these investments, including debt, of approximately $1.4 million. We periodically review the investments for impairment to determine if events or changes in the business conditions of those entities indicate the carrying value of our investments may not be recoverable. These reviews may be based upon factors that include, but are not limited to, hypothetical liquidations of the investees at book value and current or recent financings received by the investees. If future changes in business results or market conditions indicate that any impairment, other than temporary, exists on these investments, we may need to record reserves against those investments.

Goodwill impairment.    The Company recorded goodwill in connection with our acquisition of AGEMA Infrared Systems AB in 1997. During the year ended December 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

We review goodwill in June of each year for impairment to determine if events or changes in business conditions indicate that the carrying value of the asset may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundary of the overall market capitalization of the Company. Our current review indicates that no adjustments are necessary for the goodwill asset, which has a carrying value of $12.5 million as of December 31, 2003. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which could result in an impairment of goodwill.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $3.5 million at December 31, 2003, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes.    We record our deferred tax assets at an amount that we determine is more likely than not to be realized in the future. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures, and other factors beyond our control. As of December 31, 2003, we have determined that no valuation allowance against our deferred tax assets of $30.0 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue.

	Year Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	46.9	47.5	45.5

Gross profit	53.1	52.5	54.5
Operating expenses:
Research and development	9.8	10.3	12.7
Selling, general and administrative	20.8	22.8	24.2

Total operating expenses	30.6	33.1	36.9

Earnings from operations	22.5	19.4	17.6
Interest expense	1.6	0.8	4.6
Interest income	(0.8)	(0.2)	(0.2)
Other expense (income), net	1.2	0.1	(0.2)

Earnings before income taxes	20.5	18.7	13.4
Income tax provision	6.2	2.8	1.3

Net earnings	14.3%	15.9%	12.1%

Years ended December 31, 2003, 2002 and 2001

Revenue.    Revenue for 2003 totaled $312.0 million, an increase of 19.5% over the $261.1 million in revenue reported in 2002. Revenue from the Imaging business segment increased 15.5% from $167.2 million in 2002 to $193.1 million in 2003. Revenue from the Thermography business segment increased 26.7% from $93.8 million in 2002 to $118.8 million in 2003. The increase in Imaging revenue was primarily due to an increase in unit volumes, particularly in our maritime products, and a shift in the mix of shipments of our ground-based, law enforcement and broadcast products to higher priced systems. The Thermography revenue increase was primarily due to an increase in unit volumes, particularly the E-Series products and in the predictive maintenance market segments. The unit increases are due to increases in capital spending as worldwide economies have improved and also due to penetration into new markets and the identification of additional applications. Approximately one-fifth of the increase in total revenue, as well as the increase in both segments, was due to fluctuations in currency exchange rates during 2003.

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

International revenue in 2003 totaled $134.9 million, representing 43.2% of revenue. This compares to international revenue in 2002 which totaled $114.8 million, representing 44.0% of revenue, and $100.7 million, or 47.0% of revenue in 2001. While the sales mix between domestic and international sales may fluctuate slightly from year to year, we anticipate the mix to be approximately 55% domestic and 45% international on a long-term basis.

Gross profit.    Gross profit in 2003 was 53.1% of revenue, compared to 52.5% in 2002. The increase in gross profit percentage was primarily due to the increase in the Thermography business over the Imaging business as a percentage of revenue. In 2003, the Thermography revenue was 38.1% of total revenue, compared to 35.9% of total revenue in 2002. We historically experience higher gross margins in our Thermography business than in our Imaging business. The increased use of distributors, whose commissions are reported as a reduction of revenue, in the Thermography business has partially offset the increase in gross profit percentage attributable to the change in the mix between the business segments.

As a percentage of revenue, gross profit in 2002 was 52.5% compared to 54.5% in 2001. The decrease in gross profit percentage was primarily due to the change in relative mix of revenue from our business segments. In 2002, Imaging revenue represented 64.1% of our total revenue compared to 57.3% of total revenue in 2001.

Research and development.    Research and development expenses were $30.7 million, or 9.8% of revenue, in 2003 compared to $26.9 million, or 10.3% of revenue, in 2002. We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to represent 8% to 10% of our revenue on a long-term basis.

Research and development expenses were $26.9 million during 2002 compared to $27.2 million in 2001. As a percentage of revenue, research and development expenses decreased from 12.7% in 2001 to 10.3% in 2002.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $65.0 million, or 20.8% of revenue in 2003 compared to $59.6 million, or 22.8% of revenue in 2002. The decrease in expenses as a percentage of revenue was a result of the revenue increase during the year and the ability to manage spending growth at a lower level than the revenue growth. We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Selling, general and administrative expenses increased from $51.9 million, or 24.2% of revenue, in 2001 to $59.6 million, or 22.8% of revenue, in 2002. The increase in spending was primarily due to the increase in selling and marketing expenses arising from the general business and revenue growth during 2002, partially offset by a reduction of $1.1 million in expenses from 2001 to 2002 related to the discontinuance of the amortization of goodwill in 2002.

Interest expense.    Interest expense totaled $4.9 million, $2.0 million and $9.8 million for the years ended 2003, 2002 and 2001, respectively. The increase in interest from 2002 to 2003 is primarily due to the accrual of a partial year of interest on the convertible notes that were issued in June 2003. The decrease in interest from 2001 to 2002 was due primarily to the reduction in debt as the Company was able to use cash from operations and the proceeds from its December 2001 follow-on common stock offering to repay its outstanding debt. The Company’s outstanding indebtedness under its primary credit agreement declined from $89.9 million at the beginning of 2001 to $19.9 million at the end of 2001 and was paid in full in February 2002. Interest expense for 2002 and 2001 also includes expenses associated with the Company’s interest rate swap agreements in the amounts of $1.0 million and $2.2 million, respectively. The swap agreements were settled during 2002.

Interest income.    Interest income was $2.4 million, $0.5 million and $0.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in interest income in 2003 was due to the invested cash for the second half of the year as a result of the June issuance of the convertible notes.

Other expense (income).    The Company reported other expenses of $3.6 million for 2003, other expenses of $0.1 million for 2002 and other income of $0.4 million in 2001. The significant increase in other expense in 2003 was due to currency losses on transactions denominated in currencies in other than the functional currency of the Company’s European operations as the European currencies strengthened significantly against the US dollar during 2003.

Income taxes.    The Company’s income tax provision was $19.2 million, $7.3 million and $2.8 million in 2003, 2002 and 2001, respectively. The effective tax rates for 2003, 2002 and 2001 were 30.0%, 15.0% and 9.8%, respectively. The mix in taxable income between the Company’s US and foreign operations impacted the income tax provisions in each of these years, but changes in the Company’s valuation allowance on its deferred tax assets in 2002 and 2001 related to our assessment of the ability to realize the deferred tax assets generated by prior tax loss benefits had the result of keeping the effective tax rates in those years lower.

At December 31, 2003, the Company had US tax net operating loss carryforwards (“NOLs”) totaling $54.7 million which expire in the years 2019 through 2021. Additionally, the Company has various US tax credits available aggregating $6.4 million, which expire in the years 2007 through 2022. The Company has generated deductions for US tax purposes related to the exercise of stock options that have served to offset the reductions in its NOLs. The utilization of these stock option exercise deductions is accounted for as a direct increase in additional paid-in capital rather than as a reduction in the Company’s tax provision.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, management believes that the deferred tax assets of $30.0 million reflected on the December 31, 2003 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance.

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

Liquidity and Capital Resources

At December 31, 2003, the Company had $198.0 million in cash and cash equivalents compared to $46.6 million at December 31, 2002. The increase in cash and cash equivalents is primarily from the proceeds from the issuance of convertible notes in June 2003 and cash provided from operations, less the cash used for capital expenditures and to repurchase shares of the Company’s common stock.

Cash provided by operating activities in 2003 totaled $27.2 million compared to $55.0 million in 2002. The decrease in cash provided from operating activities was primarily due to an increase in accounts receivable and inventories during 2003.

At December 31, 2003, the Company had accounts receivable in the amount of $79.3 million compared to $55.8 million at December 31, 2002. The increase of $23.5 million in the receivable balance is primarily due to an increase in revenue in the fourth quarter of 2003 compared to the fourth quarter of 2002. Approximately $5.0 million of the increase in receivables is attributable to the change in currency rates from the end of 2002.

At December 31, 2003, the Company had inventories of $76.0 million compared to $50.1 million at December 31, 2003. The increase in inventories is primarily due to the general growth of the business and the anticipation of production demands as evidenced by the December 31, 2003 order backlog of $146 million. The increase in work-in-progress inventories accounts for 50.3% of the total increase in inventories. Additionally, approximately $5.9 million of the total increase in inventories relates to the change in currency rates during the year.

At December 31, 2003, the Company had prepaid expenses and other current assets of $20.0 million compared to $12.7 million at December 31, 2002. The increase was primarily due to a net increase in the number of demonstration units and an increase in supplier advances.

The Company’s investing activities for the year ended December 31, 2003 totaled $18.3 million. Capital expenditures during 2003 include the purchase of a new building for the Boston operations for $10.6 million. Investing activities for the year ended December 31, 2002 totaled $7.1 million, consisting primarily of expenditures for fixed assets, including the relocation of certain of the Company’s operations in 2002.

At December 31, 2003, the Company had other long-term assets of $7.9 million compared to $4.4 million at December 31, 2002. The increase primarily relates to insurance investment contracts purchased during the year and a long-term portion of a customer receivable.

Accounts payable increased from $16.5 million at December 31, 2002 to $26.4 million at December 31, 2003. The increase relates to the increase in inventories and the general growth of the Company’s business.

Other current liabilities at December 31, 2003 were $8.2 million, an increase of $1.9 million from the end of 2002. The increase was related to an increase in commissions payable to sales representatives and the accrual of interest on the convertible debt.

Pension and other long-term liabilities increased $2.0 million, from $8.9 million at December 31, 2002 to $10.9 million at December 31, 2003. The increase is primarily due to the increase in accrued expenses associated with the Supplemental Executive Retirement Plan.

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At December 31, 2003, the interest rate ranged from 2.60% to 4.00%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants.

The Company, through two of its subsidiaries, has a 50 million Swedish Kroner (approximately $6.8 million) line of credit at 3.7% and a $2 million line of credit at 5.25% at December 31, 2003. At December 31, 2003, the Company had no amounts outstanding on these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. On July 10, 2003, the 50 million Swedish Kroner credit agreement replaced the old agreement of 60 million Swedish Kroner with the same terms. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes, subject to adjustments, prior to the maturity date in certain circumstances. These circumstances generally include (a) the market price of the Company’s common stock exceeding 130% of the conversion price, (b) the Company calling the notes for redemption, (c) the occurrence of specified corporate transactions, or (d) if the notes become rated and such rating is lowered by two or more rating levels. The Company may redeem for cash all or part of the notes on or after June 8, 2010. Note holders have the right to require the Company to purchase their notes on or after June 1, 2010. The proceeds are being used for general corporate purposes, which include the acquisition of Indigo Systems Corporation and other working capital and capital expenditure needs.

During the year ended December 31, 2003, the Company used $75.5 million in cash to purchase 2.7 million shares of the Company’s common stock.

On October 21, 2003, the Company and Indigo Systems Corporation (“Indigo”) entered into a Definitive Agreement and Plan of Merger pursuant to which the Company will acquire Indigo. Indigo security holders will receive cash consideration of approximately $165 million, and all outstanding Indigo stock options will be converted into options to purchase FLIR stock. The transaction is valued, excluding acquisition related costs, at approximately $190 million and was closed on January 6, 2004.

While the successful completion of the Indigo transaction consumed a significant portion of our cash as of December 31, 2003, we believe that our existing cash combined with the cash we anticipate to generate from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. Except as described above, we do not have any significant capital commitments for the coming year.

Off-Balance Sheet Arrangements

As of December 31, 2003, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2003, the Company’s contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$210,000	$—	$—	$—	$210,000
Operating leases	11,993	5,121	5,068	1,747	57
Purchase obligations	12,374	10,551	1,823	—	—

	$234,367	$15,672	$6,891	$1,747	$210,057

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

Our quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond our control. Due to fluctuations in our quarterly operating results, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. Factors that may affect our future operating results include:

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter, which can be substantial, may result in variations in revenue and gross margins;

•	a significant portion of our sales are made in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter;

•	the timing and market acceptance of our or our competitors’ new products, product enhancements or technologies;

•	our ability to obtain sufficient supplies of critical components;

•	the timing of the release of government funds for procurement of our products;

•	changes in our or our competitors’ pricing policies;

•	the timing and amount of any inventory write-downs;

•	foreign currency fluctuations;

•	costs and risks associated with the acquisition and integration of other businesses, product lines or technologies; and

•	general economic conditions, both domestically and internationally.

Seasonal fluctuations in our operating results, particularly the increase in sales we generally experience every year in the fourth quarter, result from:

•	the seasonal pattern of contracting by the United States and certain foreign governments;

•	the frequent requirement of international customers to take delivery of equipment prior to January due to funding considerations; and

•	the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration.

We have had difficulties managing our growth.

Our operations have become global, and our revenue has grown from $177 million in the year ended December 31, 1998 to $312 million in the year ended December 31, 2003. In the past, we experienced problems in developing and implementing a financial reporting and controls system commensurate with the substantial growth and increased complexity of our business. We have taken a number of steps to improve our controls and systems. However, if these and other measures we take are inadequate to address the growth we continue to experience, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to successfully integrate Indigo Systems, or any future acquisition or equity investment, into our operations, thereby disrupting our business and harming our financial condition and results of operations.

In January 2004, we completed the acquisition of Indigo Systems Corporation, which is located in Goleta (Santa Barbara), California. We intend to integrate Indigo’s cooled and uncooled infrared detectors into our Thermography and Imaging products, thereby lowering our product costs, and begin selling some of Indigo’s infrared camera cores and camera systems. This integration of businesses, personnel, product lines and technologies is typically difficult, time consuming and subject to a number of risks. For example, the integration of Indigo infrared detectors into our existing products requires extensive engineering and manufacturing effort that may take longer than anticipated or may not be successful. Further, the integration of products and product lines requires the coordination of research and development, manufacturing, sales, marketing and service efforts between the Company and Indigo or any future acquisitions. Because the Indigo acquisition occurred so recently, we have had limited experience managing their operations. Additionally, we could lose the key personnel from Indigo or any future companies that we acquire, incur unanticipated costs and assume new liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue. Furthermore, we might have to incur additional debt or issue additional equity securities to pay for any future acquisitions. The issuance of any additional equity securities could dilute our then existing shareholders’ ownership. While there are currently no such acquisitions planned or being negotiated, we frequently evaluate strategic opportunities available to us and may in the near or long term pursue acquisitions of complementary businesses, product lines or technologies. As a result, no assurance can be given that we will realize the anticipated benefits of our acquisition of Indigo, or any future acquisition or equity investment, or that any such acquisition or investment will not have a material adverse effect on our business, financial condition and results of operations.

We are under a Cease and Desist Order from the SEC, a violation of which could harm our business.

On June 8, 2000, the SEC issued a formal order of investigation of us and certain officers, directors, employees and other individuals presently and formerly associated with us to determine whether any violations of the federal securities laws occurred during 1998 and 1999. The investigation relates to our revenue recognition policies, accounting controls, financial reports and other public disclosures during that time period.

Pursuant to an offer of settlement submitted by us on September 30, 2002, the SEC instituted and simultaneously settled a proceeding against us under Section 8A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21C of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Without admitting or denying the allegations of the SEC’s order, we agreed to the entry of an order requiring that we cease and desist from committing or causing any violations and any future violations of the antifraud provisions of the Securities Act and the antifraud, periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. We incurred no financial fine or penalty under the terms of settlement.

The SEC’s order stated that we materially overstated our earnings before income taxes for each of the quarters of 1998 and 1999 as well as for fiscal year 1998, and that our revenue recognition practices resulted in material misstatements and omissions in the financial statements contained in our Annual Report on Form 10-K as originally filed for the year ended December 31, 1998 and our Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of both 1998 and 1999. In 2000 and 2001, we restated our financial statements for 1998 and 1999. No further restatements of our financial statements were required by the order, and the entry of the order did not have a material adverse impact on our financial condition or results of operations. Should we be found to have violated the terms of the SEC’s order in the future, we may be subject to further enforcement action, including legal action imposing injunctive relief and assessing fines or penalties, which could have a material impact on our business.

A reduction in government purchasing or our inability to act as a United States Government contractor could significantly decrease revenue.

The government procurement process is complex and highly competitive. A substantial portion of our revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the United States Government accounted for more than 10% of our revenue last year, but aggregate sales to United States Government agencies accounted for 25% and 26% of our revenue for the years ended December 31, 2002 and 2003, respectively. However, no one agency accounted for more than 10% of total sales in either period. Accordingly, our results of operations would be adversely impacted by governmental spending cuts and general budgetary constraints. Further, because most of our government sales are not made for defense applications, if the United States Government reduces its non-military spending as a result of increases in military spending due to instability in Iraq and elsewhere, or other developments, our revenues could be adversely affected. Conversely, a significant reduction in purchases of thermal imaging systems for defense applications could result in certain of our competitors committing more attention and resources to non-defense applications, thereby increasing competitive pressures in our primary markets. In addition, we are seeking to secure additional government contracts for the design and long-term supply of commercially developed military qualified thermal imaging devices. If we are not successful in winning such contracts, or do not perform our obligations on any such contracts we do secure, our future operating results may be adversely affected. Our ability to do business with the United States Government is conditioned upon our continuing eligibility to act as a federal contractor. A significant decline in our sales to United States or foreign governments or our disqualification from making such sales for any reason would have a material adverse effect on our business, financial condition and results of operations.

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete.

The market for thermal imaging equipment is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our success will depend in large part on our ability to develop new technologies that anticipate changing customer requirements. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to develop and introduce new technologies in a timely manner, our business, financial condition and results of operations would be adversely affected. From time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence.

We must successfully introduce new or enhanced products and manage the costs associated with producing numerous product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. For example, our near-term success will depend on the continued acceptance of the Star SAFIRE™ Imaging product line and the ThermaCam® P-Series and E-Series Thermography product lines, sales of which we expect to generate a substantial amount of our revenue. We are also investing a significant amount of our financial resources in the enhancement of some of our other existing products. We cannot be certain that we will successfully complete these enhancements within the necessary time period or that customers will accept our new products, or any future products. In addition, the complexity associated with the production of multiple product lines may inhibit our ability to maintain or improve our gross margins. Our failure to complete the enhancement of these products, the failure of our current or future products to gain or maintain market acceptance or our failure to successfully manage our cost of production could have a material adverse effect on our business, financial condition and results of operations.

Competition in the markets for thermal imaging equipment is intense and our failure to compete effectively would adversely affect our business.

Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product features, reliability and price. Additionally, our products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited governmental and military funds. Finally, many of our competitors have greater financial, technical, research and development and marketing resources than we do. All of these factors result in greater challenges from our existing competitors as well as increasing competition from new competitors and require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, which would have a material adverse effect on our business, financial condition and results of operations.

Dependence on sole source and limited source suppliers of components for our products and our transition to manufacturing our own cooled and uncooled infrared detectors exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue.

We currently rely on a number of sole source and limited source suppliers to provide certain key components for our products, particularly cooled and uncooled infrared detectors. We have recently completed the acquisition of Indigo Systems Corporation, which manufactures cooled and uncooled infrared detectors, and intend to use those detectors in our Thermography and Imaging products. Accordingly, during this transition to the use of Indigo’s infrared detectors, we could experience a shortage in the supply of some of our components including cooled and uncooled infrared detectors. In particular, we are winding up a contract with BAE Systems (“BAE”) for the supply of uncooled detectors for integration into our ThermaCAM® PM695, ThermaCAM® P-Series, ThermaCAM® E-Series, ThermoVision® A20, ThermoVision® A40, ThermoVision® Security, ThermoVision® Sentry and FireFLIR® product lines. BAE is currently one of three large producers of specialized uncooled detectors. Subject to certain exceptions, the contract gives us the exclusive right to purchase uncooled detectors for use in the commercial market and a limited, non-exclusive right to purchase uncooled detectors for use in the government market. Under the contract, we have the corresponding obligation to purchase uncooled detectors solely from BAE for certain defined commercial applications. Currently, the ThermaCAM® PM695, ThermaCAM® P-Series, ThermaCAM® E-Series, ThermoVision® A20, ThermoVision® Security, ThermoVision® Sentry and FireFLIR® product lines use the BAE detectors. With the conclusion of this contract, BAE is no longer bound by this exclusivity requirement for the commercial market. After expiration of the contract, which we expect to occur in 2005, we may not be able to successfully transition to the use of uncooled detectors from Indigo Systems. Our business, financial condition and results of operations could be materially and adversely affected in the event that (i) we are unable to acquire, or BAE is unable to supply, the requisite number of detectors to satisfy our needs during the remaining term of our contract with BAE, (ii) we are unable to transition to uncooled detectors manufactured by Indigo Systems within the expected time period, or (iii) the detectors we receive from BAE or manufacture at Indigo Systems are defective or do not otherwise meet our performance standards. Failure by us to transition to the use of cooled and uncooled detectors made by Indigo Systems, or identify another source of uncooled detectors in a timely manner, would have a material adverse effect on our business, financial condition and results of operations.

Based on past experience, we expect to occasionally receive late deliveries or to experience inadequate supplies of certain components. If the components provided by BAE or any other significant supplier become unavailable, our manufacturing operations would be disrupted. Unless we have sufficient lead-time and are otherwise able to identify and qualify acceptable replacement components or redesign our products with different components, we might not be able to obtain necessary components on a timely basis or at acceptable prices. Any extended interruption in the supply of sole or limited source components would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in maintaining and obtaining the necessary export licenses to conduct operations abroad, and the United States Congress may prevent proposed sales to foreign governments.

Export licenses are required from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and would have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends in part on the efforts and continued services of our key executives and our ability to attract and retain qualified technical and sales personnel. Significant competition exists for such personnel and we cannot assure the retention of our key senior managerial, technical and sales personnel or our ability to attract, integrate and retain other such personnel that may be required in the future. We also cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

We have significantly increased our indebtedness as a result of the sale of the convertible notes.

In June 2003, we issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. Increased debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We face risks from international sales and currency fluctuations.

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2002 and 2003, international sales accounted for 44% and 43%, respectively, of our total revenue. Our international sales are subject to a number of risks, including:

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

Historically, currency fluctuations have affected our operating results. Changes in the value of foreign currencies in which our sales are denominated or costs incurred have in the past caused, and could in the future cause, fluctuations in our operating results. We seek to reduce our exposure to currency fluctuations by denominating, where possible, our international sales in United States dollars. With respect to international sales denominated in United States dollars, a decrease in the value of foreign currencies relative to the United States dollar could make our products less price competitive. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

Our products may suffer from defects or errors leading to substantial damage or warranty claims.

We include complex system designs and components in our products that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. While we have not yet had to recall a product, if any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, product defects could result in substantial product liability. We maintain product liability insurance but cannot be certain that it is adequate or will remain available on acceptable terms.

Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business.

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Most of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold United States patents covering certain aspects of our technologies and products, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by competitors. Likewise, we cannot be certain that measures taken to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily represent a barrier to entry into the thermal imaging industry, there can be no assurance that we will be able to maintain our competitive advantage or that competitors will not develop capabilities equal or superior to ours.

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

We manufacture our products at facilities located in the Portland, Boston and Stockholm areas. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power shortage, fire or other natural disaster, would prevent us from supplying products to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

Oregon law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders.

Other companies may seek to acquire or merge with us. An acquisition or merger of our company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Articles of Incorporation and Bylaws, including our shareholder rights plan and our ability to issue preferred stock without further action by our shareholders, as well as provisions of Oregon law, may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its credit agreements. The credit agreements are at variable rates. A change in interest rates on the credit agreements impacts the interest incurred and cash flows. At December 31, 2003, no amounts were outstanding on any of the Company’s credit agreements; consequently, no sensitivity analysis is presented.

The Company’s convertible notes carry interest at a fixed rate of 3.0%. For fixed rate debt, interest rate changes impact the fair value of the notes but do not impact earnings or cash flows. The fair value of the notes at December 31, 2003, was approximately $231 million compared to a carrying value of $204.4 million.

The Company has assets, liabilities, and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in foreign countries are sold in foreign currencies. Assets and liabilities located outside the United States are primarily located in Sweden and the United Kingdom. The Company’s investments in foreign subsidiaries with functional currencies other than the US dollar are generally considered long-term. The Company does not engage in forward currency exchange contracts to reduce its economic exposure to changes in exchange rates. Because the Company markets, sells and licenses our products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

Our net investment in foreign subsidiaries translated into US dollars using the period-end exchange rates at December 31, 2003, was approximately $86.6 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $8.7 million at December 31, 2003. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and

Shareholders of FLIR Systems, Inc.

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 5 to the consolidated financial statements, in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of FLIR Systems, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was adopted by the Company as of January 1, 2002. In our opinion, the SFAS 142 transitional disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of FLIR Systems, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/    KPMG LLP

Portland, Oregon

February 2, 2004

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

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue	$311,979	$261,080	$214,373
Cost of goods sold	146,454	124,060	97,541

Gross profit	165,525	137,020	116,832

Operating expenses:
Research and development	30,665	26,892	27,235
Selling, general and administrative	65,034	59,597	51,861

Total operating expenses	95,699	86,489	79,096

Earnings from operations	69,826	50,531	37,736

Interest expense	4,861	2,033	9,847
Interest income	(2,440)	(508)	(448)
Other expense (income), net	3,557	113	(406)

Earnings before income taxes	63,848	48,893	28,743

Income tax provision	19,155	7,334	2,809

Net earnings	$44,693	$41,559	$25,934

Net earnings per share:
Basic	$1.32	$1.23	$0.86

Diluted	$1.27	$1.17	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$197,993	$46,606
Accounts receivable, net	79,332	55,798
Inventories, net	75,959	50,141
Prepaid expenses and other current assets	19,997	12,673
Deferred income taxes	8,832	8,887

Total current assets	382,113	174,105
Property and equipment, net	22,758	12,678
Deferred income taxes	21,146	25,977
Goodwill	12,500	12,500
Intangible assets, net	4,036	4,147
Other assets	7,870	4,415

	$450,423	$233,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,427	$16,465
Deferred revenue	4,540	4,770
Accrued payroll and related liabilities	12,778	11,030
Accrued product warranties	3,511	3,432
Advance payments from customers	12,112	8,030
Other current liabilities	8,227	6,341
Accrued income taxes	2,742	2,558

Total current liabilities	70,337	52,626
Long-term debt	204,369	—
Pension and other long-term liabilities	10,875	8,869

Commitments and contingencies (Notes 10 and 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2003 or 2002	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 32,863 and 34,599 shares issued at December 31, 2003 and 2002, respectively, and additional paid-in capital	156,154	218,052
Retained earnings (accumulated deficit)	1,388	(43,305)
Accumulated other comprehensive earnings (loss)	7,300	(2,420)

Total shareholders’ equity	164,842	172,327

	$450,423	$233,822

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total	Annual Comprehensive Earnings

	Shares	Amount
Balance, December 31, 2000	29,097	$144,263	$(110,798)	$(4,440)	$29,025
Net earnings for the year	—	—	25,934	—	25,934	$25,934
Common stock issued pursuant to the secondary offering, net of costs	2,000	41,447	—	—	41,447	—
Common stock issued pursuant to purchase of Optronics Division	200	20	—	—	20	—
Common stock issued pursuant to stock compensation plan	43	164	—	—	164	—
Common stock options exercised	1,585	7,907	—	—	7,907	—
Common stock issued pursuant to Employee Stock Purchase Plan	186	702	—	—	702	—
Translation adjustment	—	—	—	(351)	(351)	(351)

Balance, December 31, 2001	33,111	194,503	(84,864)	(4,791)	104,848
Comprehensive earnings, year ended December 31, 2001						$25,583

Net earnings for the year	—	—	41,559	—	41,559	$41,559
Expiration of put option related to purchase of Optronics Division	—	1,415	—	—	1,415	—
Income tax benefit of common stock options exercised	—	13,229	—	—	13,229	—
Common stock issued pursuant to stock compensation plan	8	152	—	—	152	—
Common stock options exercised	1,420	7,741	—	—	7,741	—
Common stock issued pursuant to Employee Stock Purchase Plan	60	1,012	—	—	1,012	—
Translation adjustment	—	—	—	2,490	2,490	2,490
Minimum liability adjustment for Supplemental Executive Retirement Plan	—	—	—	(119)	(119)	(119)

Balance, December 31, 2002	34,599	218,052	(43,305)	(2,420)	172,327
Comprehensive earnings, year ended December 31, 2002						$43,930

Net earnings for the year	—	—	44,693	—	44,693	$44,693
Income tax benefit of common stock options exercised	—	5,117	—	—	5,117	—
Repurchase of common stock	(2,678)	(75,451)	—	—	(75,451)	—
Common stock options exercised	885	7,225	—	—	7,225	—
Common stock issued pursuant to Employee Stock Purchase Plan	57	1,211	—	—	1,211	—
Unrealized loss on short-term investments	—	—	—	(779)	(779)	(779)
Translation adjustment	—	—	—	10,380	10,380	10,380
Minimum liability adjustment for Supplemental Executive Retirement Plan	—	—	—	119	119	119

Balance, December 31, 2003	32,863	$156,154	$1,388	$7,300	$164,842

Comprehensive earnings, year ended December 31, 2003						$54,413

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$44,693	$41,559	$25,934
Income charges not affecting cash:
Depreciation and amortization	6,262	6,201	7,500
Disposal and write-offs of property and equipment	78	73	1,225
Fair value adjustment of swap agreements	—	(281)	1,026
Deferred income taxes	4,886	(10,943)	(207)
Income tax benefit of stock options	5,117	13,229	—
Common stock issued pursuant to stock compensation plan	—	152	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,295)	3,995	(18,349)
(Increase) decrease in inventories	(21,382)	(1,856)	11,065
Increase in prepaid expenses and other current assets	(5,875)	(733)	(4,507)
Increase in other assets	(1,135)	(2,207)	(1,624)
Increase (decrease) in accounts payable	8,757	(2,737)	1,994
(Decrease) increase in deferred revenue	(419)	(595)	3,700
Increase in accrued payroll and other liabilities	4,582	4,720	993
(Decrease) increase in accrued income taxes	(475)	1,395	(1,817)
Increase in pension and other long-term liabilities	1,431	3,048	776

Cash provided by operating activities	27,225	55,020	27,709

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(14,598)	(6,599)	(4,242)
Investment in insurance contracts	(2,601)	—	—
Cash received from acquisition of Optronics Division	—	—	249
Other investments	(1,051)	(519)	—

Cash used by investing activities	(18,250)	(7,118)	(3,993)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	203,859	—	—
Repayment of credit agreement including current portion	—	(19,900)	(70,000)
Net (decrease) increase in international credit line and other short-term debt	—	(3,470)	759
Repayments of capital leases and other long-term debt, including current portion	—	(530)	(1,109)
Settlement of interest rate swap agreements	—	(2,082)	—
Payment of financing fees	—	(799)	—
Repurchase of common stock	(75,451)	—	—
Common stock issued pursuant to secondary offering, net of costs	—	—	41,447
Proceeds from exercise of stock options	7,225	7,741	7,907
Proceeds from shares issued pursuant to employee stock purchase plan	1,211	1,012	702

Cash provided (used) by financing activities	136,844	(18,028)	(20,294)

Effect of exchange rate changes on cash	5,568	1,218	234

Net increase in cash and cash equivalents	151,387	31,092	3,656
Cash and cash equivalents, beginning of year	46,606	15,514	11,858

Cash and cash equivalents, end of year	$197,993	$46,606	$15,514

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. (the “Company”) designs, manufactures and markets thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial, and government markets. The Company’s products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for a variety of commercial and government applications including surveillance, search and rescue, and industrial analysis and monitoring; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. The Company’s thermal imaging systems use advanced infrared technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in all types of adverse conditions including through smoke, haze and most types of fog. Many of the Company’s products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated.

Stock Split

On May 29, 2003, the Company effected a two-for-one split for each share of common stock outstanding on May 12, 2003. The Company issued approximately 17.5 million shares of common stock as a result of the stock split. The Company’s number of shares and per share amounts of common stock have been restated to reflect the stock split for all periods presented.

Foreign currency translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into US dollars at current exchange rates while revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in accumulated other comprehensive earnings (loss) within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are included in the consolidated statement of operations as incurred.

The cumulative translation adjustment, included in accumulated other comprehensive earnings is an $8,079,000 gain and a $2,301,000 loss at December 31, 2003 and 2002, respectively.

Revenue recognition

Revenue is recognized upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the Securities and Exchange Commission in December 2003. SAB 104 clarified existing guidance, principally those provided by SAB 101, “Revenue Recognition in Financial Statements,” regarding revenues for contracts that contain multiple elements.

The Company designs, markets and sells products as commercial, off-the-shelf products. Many of the Company’s Imaging customers, particularly those who use its airborne systems, request different system configurations, based on standard options or accessories that the Company offers. In general, revenue

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Revenue recognition—(Continued)

arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts), the Company recognizes revenue only after it has determined that elements with stand alone values have been delivered and any undelivered elements have objective and reliable evidence of fair value. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of the Company’s products over a specified period of time, generally twelve months, at no cost to its customers. Warranty reserves are established at the time that revenue is recognized at levels that represent the Company’s estimate of the costs that will be incurred to fulfill those warranty requirements.

Provisions for estimated losses on sales or related receivables are recorded when identified. Revenue is stated net of representative commissions. Service revenue is deferred and recognized over the contract period as is the case for extended warranty contracts, or as services are provided.

Research and development

Expenditures for research and development activities are expensed as incurred.

Cash and cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. At December 31, 2003, short-term investments are classified as available-for-sale and reported at fair market value with the related unrealized holding gains and losses excluded from earnings and included in accumulated other comprehensive earnings within shareholders’ equity.

Inventories

Inventories are generally stated at the lower of cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard basis that approximates actual cost on a first-in, first-out basis.

Inventory write downs are established when conditions exist that suggest that inventories may be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. When recorded, write downs are intended to reduce the carrying value of the Company’s inventories to their net realizable value and create a new cost-basis in the inventories.

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

	Year Ended December 31,
	2003	2002	2001
Weighted average number of common shares outstanding	33,731	33,709	29,984
Assumed exercise of stock options net of shares assumed reacquired under the treasury stock method	1,427	1,961	2,087

Diluted shares outstanding	35,158	35,670	32,071

The effect of stock options for the years ended December 31, 2003, 2002 and 2001 that aggregated 13,675, 540,072 and 1,611,400, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive. Shares issuable of 4,731,426 on conversion of the Company’s convertible notes have been excluded for purposes of diluted earnings per share as the circumstances that allow for conversion have not been met.

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash paid for:
Interest	$3,458	$1,909	$7,943
Taxes	$8,871	$4,091	$3,519
Significant non-cash transactions:
Common stock issued for purchase of Optronics Division	$—	$—	$1,435

Fair value of financial instruments

For cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and related liabilities, the carrying amount approximates the fair value of the immediate or short-term nature of those instruments. The fair value of the long-term debt is estimated based on quoted market prices of the convertible notes. At December 31, 2003, the fair value of the notes was approximately $231 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation

The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows companies to choose whether to account for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”) or use the fair value method described in SFAS 123. In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 for certain transition provisions for companies electing to adopt the fair value method, and amends SFAS 123 for certain financial statement disclosures.

The Company follows the provisions of APB 25 and related interpretations in accounting for its stock-based employee compensation plans, which are described more fully in Note 14. No significant stock-based employee compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net earnings—as reported	$44,693	$41,559	$25,934
Deduct: Total stock-based compensation expense determined under fair value method	(6,328)	(13,954)	(5,478)

Net earnings—pro forma	$38,365	$27,605	$20,456

Earnings per share:
Basic—as reported	$1.32	$1.23	$0.86
Diluted—as reported	$1.27	$1.17	$0.81
Earnings per share:
Basic—pro forma	$1.14	$0.82	$0.68
Diluted—pro forma	$1.09	$0.77	$0.64

The fair value of the stock-based awards granted in 2003, 2002 and 2001 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Employee Stock Option Plans:
Risk-free interest rate	2.1%	2.9%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years
Expected volatility	59.9%	69.3%	85.0%
Employee Stock Purchase Plan:
Risk-free interest rate	1.2%	1.9%	5.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months
Expected volatility	44.0%	73.1%	96.2%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

highly subjective assumptions, including the expected stock price volatility. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during 2003, 2002 and 2001 was $10.80, $9.79 and $10.46, respectively. The weighted-average estimated values of shares granted under the Employee Stock Purchase Plan during 2003, 2002 and 2001 was $7.39, $7.58, $2.07, respectively.

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

A substantial portion of the Company’s revenue is derived from sales to US and foreign government agencies (see Note 15). The Company also purchases certain key components from sole or limited source suppliers.

The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, realizability of investments, recoverability of deferred tax assets, impairment of goodwill, loss contingencies and adequacy of warranty accruals. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.

Accumulated other comprehensive earnings

Accumulated other comprehensive earnings includes cumulative translation adjustments, additional minimum liability adjustments on the Supplemental Executive Retirement Plan, and unrealized losses on short-term investments.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under guarantee. FIN 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis of guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002. Adoption of this interpretation did not have an impact on the Company’s financial position or results of operations. Additionally, the Company has adopted the disclosure provisions herein.

Note 2.    Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.3 million and $1.4 million at December 31, 2003 and 2002, respectively.

Note 3.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw material and subassemblies	$41,190	$32,825
Work-in-progress	25,682	12,700
Finished goods	9,087	4,616

	$75,959	$50,141

Note 4.    Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2003	2002
Land	—	$1,400	$—
Building	30 years	9,151	—
Machinery and equipment	3 to 7 years	29,355	28,144
Office equipment and other	3 to 10 years	29,896	25,189

		69,802	53,333
Less accumulated depreciation		(47,044)	(40,655)

		$22,758	$12,678

Note 5.    Goodwill

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997. During the year ended December 31, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. The Company’s goodwill has been assigned to its Thermography operating segment.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Goodwill—(Continued)

The Company reviews goodwill in June of each year for impairment to determine if events or changes in business conditions indicate that the carrying value of the asset may not be recoverable. Such reviews assess the fair value of the assets based upon the Company’s estimates of the future cash flows the Company expects the assets to generate within the boundary of the overall market capitalization of the Company. As of December 31, 2003, the Company has determined that there is no impairment of its recorded goodwill.

SFAS 142 also requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill that is no longer being amortized. The following table illustrates what the Company’s net earnings and basic and diluted net earnings per share would have been during the year ended December 31, 2001, exclusive of the amortization expense related to goodwill (in thousands, except per share data):

Year Ended December 31, 2001

Reported net earnings	$25,934
Add back: Goodwill amortization, net of tax	1,031

Adjusted net earnings	$26,965

Basic earnings per share:
Reported net earnings	$0.86
Add back: Goodwill amortization, net of tax	0.04

Adjusted net earnings	$0.90

Diluted earnings per share:
Reported net earnings	$0.81
Add back: Goodwill amortization, net of tax	0.03

Adjusted net earnings	$0.84

Note 6.    Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2003	2002
Patents	17 years	4,458	4,458
Cooperation agreement and other	10 years	2,565	2,204

		7,023	6,662
Less accumulated amortization		(2,987)	(2,515)

		$4,036	$4,147

The aggregate amortization expense recorded in 2003 was approximately $459,000. The future estimated aggregate amortization expenses are approximately $453,000 in 2004, $453,000 in 2005, $453,000 in 2006, $433,000 in 2007 and $431,000 in 2008.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Credit Agreements

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At December 31, 2003, the interest rate ranged from 2.60% to 4.00%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $1.2 million of letters of credit outstanding at December 31, 2003.

The Company, through two of its subsidiaries, has a 50 million Swedish Kroner (approximately $6.8 million) line of credit at 3.7% and a $2 million line of credit at 5.25% at December 31, 2003. At December 31, 2003, the Company had no amounts outstanding on these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis. On July 10, 2003, the 50 million Swedish Kroner credit agreement replaced the old agreement of 60 million Swedish Kroner with the same terms. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

Note 8.    Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2003 and 2002 (in thousands):

	Year Ended December 31,
	2003	2002
Accrued product warranties, beginning of year	$3,432	$2,629
Amounts paid for warranty services	(3,825)	(3,413)
Warranty provisions for products sold	3,904	4,216
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of year	$3,511	$3,432

Note 9.    Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes, subject to adjustments, prior to the maturity date in certain circumstances. These circumstances generally include (a) the market price of the Company’s common stock exceeding 130% of the conversion price, (b) the Company calling the notes for redemption, (c) the

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Long-Term Debt—(Continued)

occurrence of specified corporate transactions, or (d) if the notes become rated and such rating is lowered by two or more rating levels. The Company may redeem for cash all or part of the notes on or after June 8, 2010. Note holders have the right to require the Company to purchase their notes on or after June 1, 2010. The proceeds are being used for general corporate purposes, which include the acquisition of Indigo Systems Corporation and working capital and capital expenditure needs.

Note 10.    Commitments

The Company leases its primary facilities under various operating leases that expire in 2004 through 2009. Total rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $5.0 million, $4.5 million and $4.5 million, respectively. In addition, the Company is party to long-term or minimum purchase agreements with suppliers and vendors. The future minimum obligations under operating leases and other commitments are as follows (in thousands):

	Operating Leases	Purchase Obligations
2004	$5,121	$10,551
2005	3,205	1,823
2006	1,863	—
2007	1,298	—
2008	449	—
Thereafter	57	—

Total minimum payments	$11,993	$12,374

Note 11.    Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 12.    Income Taxes

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

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$22,984	$30,708	$13,250
Foreign	40,864	18,185	15,493

	$63,848	$48,893	$28,743

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes—(Continued)

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current tax expense (benefit):
Federal	$(88)	$—	$(694)
State	(468)	1,308	813
Foreign	9,708	3,740	2,896

	9,152	5,048	3,015

Deferred tax expense:
Federal	1,906	5,553	8,825
State	218	476	508
Foreign	2,762	1,225	837

	4,886	7,254	10,170
Income tax effect of stock options exercised	5,117	13,229	—
Decrease in valuation allowance	—	(18,197)	(10,376)

Total provision	$19,155	$7,334	$2,809

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2003	2002
Allowance for doubtful accounts	$206	$339
Accrued product warranties	745	1,017
Inventory basis differences	5,712	4,220
Accrued liabilities	1,046	2,052
Deferred revenue	872	1,249
Other	251	10

Net current deferred tax assets	$8,832	$8,887

Net operating loss carryforwards	$21,323	$25,264
Credit carryforwards	6,398	4,265
Depreciation	(530)	(545)
Foreign untaxed legal reserves	(5,933)	(3,039)
Other	(112)	32

Gross long-term deferred tax asset	21,146	25,977
Deferred tax asset valuation allowance	—	—

Net long-term deferred tax assets	$21,146	$25,977

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2003	2002	2001
Statutory federal tax rate	35.0%	34.0%	34.0%
Increase (decrease) in rates resulting from:
State taxes	2.4	3.7	2.9
Federal and state income tax credits	(1.7)	—	—
Deemed dividend	—	5.8	—
Decrease in valuation allowance	—	(26.5)	(36.1)
Non-deductible expenses	0.4	—	—
Foreign rate differential	(5.7)	(2.9)	(3.3)
Net effect of unremitted foreign earnings	—	—	11.7
Other	(0.4)	0.9	0.6

Effective tax rate	30.0%	15.0%	9.8%

At December 31, 2003, the Company had US tax net operating loss carryforwards totaling approximately $54.7 million which expire in the years 2019 through 2021. Additionally, the Company has various US tax credits available aggregating $6.4 million, which expire in the years 2007 through 2022.

In 2001, the Company changed its policy of providing taxes on unremitted foreign earnings. Given the substantial increase in corporate liquidity, the potential negative US tax consequences of remitting foreign earnings, and the Company’s strategic intent to permanently reinvest foreign earnings, the Company no longer provides taxes on unremitted foreign earnings.

SFAS 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company believes that the deferred tax assets of $30.0 million reflected on the December 31, 2003 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance. The Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

Note 13.    Capital Stock

On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan that provides for the issuance of one right for each share of outstanding common stock. The Company has reserved 300,000 shares of its capital series A Junior Participating Preferred Stock under this plan. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company’s A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company’s common stock at a purchase price of $65.00, subject to adjustment. The Company will generally be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15% or more of the Company’s

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Capital Stock—(Continued)

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

Note 14.    Employee Benefit Plans

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

Information with respect to activity under the stock options plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	4,263,932	$5.06
Granted	1,771,242	16.48
Exercised	(1,584,926)	4.99
Terminated	(4,684)	6.41

Outstanding at December 31, 2001	4,445,564	9.54
Granted	1,531,890	20.46
Exercised	(1,424,294)	5.48
Terminated	(42,798)	11.72

Outstanding at December 31, 2002	4,510,362	14.51
Granted	145,399	26.08
Exercised	(887,435)	8.20
Terminated	(57,400)	15.96

Outstanding at December 31, 2003	3,710,926	$16.44

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Employee Benefit Plans—(Continued)

Stock Option Plans—(Continued)

The following table summarizes information about outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.19 – $ 6.25	564,934	$3.39	6.4	560,934	$3.39
$ 6.75 – $11.10	222,158	8.59	4.7	220,158	8.59
$14.11 – $17.28	263,800	14.58	7.7	251,200	14.48
$18.35 – $18.35	764,311	18.35	8.7	246,686	18.35
$18.50 – $18.50	1,110,724	18.50	8.0	1,110,724	18.50
$18.95 – $23.45	542,000	23.30	8.1	275,000	23.26
$23.63 – $30.11	242,999	25.29	9.0	145,200	24.21

	3,710,926	$16.44	7.8	2,809,902	$15.09

At December 31, 2002 and 2001, stock options exercisable were 2,476,072 and 2,283,164, respectively.

As of December 31, 2003, there are 5,431,237 shares of common stock reserved for future issuance under all of the stock option plans.

Employee Stock Purchase Plan

In 1999, the Company established an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase the Company’s common stock through payroll deductions. Under the ESPP, eligible employees, subject to certain restrictions, may purchase shares of the Company’s common stock at 85% of fair market value at either the date of enrollment or the date of purchase, whichever is less. The ESPP expires in 2009 or by action of the Company’s Board of Directors, whichever occurs earlier. The Company issued 56,612 shares in 2003, 60,218 shares in 2002 and 185,996 shares in 2001 under the ESPP. Of the 3,000,000 shares authorized to be issued under the ESPP, 2,498,784 shares remained available at December 31, 2003.

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also has a funded retirement obligation to a former executive officer that has been recorded at its present value and is reported in other long-term liabilities.

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, beginning in 2001, the Company offers a Supplemental

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

Executive Retirement Plan (the “SERP”) for certain US executive officers of the Company. A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Change in benefit obligation:
Projected benefit obligation (PBO) at January 1	$7,901	$4,061
Service costs	1,160	600
Interest costs	539	317
Amendments	—	1,740
Actuarial loss	165	717
Benefits paid	(139)	(94)
Foreign currency exchange changes	747	560

Projected benefit obligation at December 31	$10,373	$7,901

Fair value of plan assets at January 1	$—	$—
Unfunded status	10,373	7,901
Unrecognized net loss	(969)	(836)
Unrecognized prior service cost	(2,280)	(2,467)
Unrecognized transition obligation	268	253

Pension liability recognized	$7,392	$4,851

For the defined benefit pension plan for employees outside the United States, weighted average discount rates were assumed to be 5.5% and 5.5% for the years ended December 31, 2003 and 2002, respectively.

For the SERP, the weighted average discount rate was assumed to be 6.0% and 6.0% and the rate of increase in compensation levels was assumed to be 4.0% and 3.0% for the years ended December 31, 2003 and 2002, respectively. An additional minimum liability of $2.1 million has been recognized for the SERP representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs. The measurement date used for the SERP is December 31, and at December 31, 2003, the accumulated benefit obligation is $3,890,000. Benefits expected to be paid under the SERP are approximately $270,000 in 2006, $342,000 in 2007, $461,000 in 2008, and an aggregate of $2,303,000 in the fives years thereafter.

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Service costs	$1,160	$600	$283
Interest costs	539	317	216
Net amortization and deferral	216	34	40

Net periodic pension costs	$1,915	$951	$539

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Operating Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1. The Company has historically evaluated performance based upon net revenue for each segment. Beginning in 2002, the Company also began evaluating segment performance on earnings from operations. On a consolidated basis, this amount represents income before interest, other income (net) and taxes as represented in the Consolidated Statement of Operations. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes. Segment earnings from operations in 2001 are not provided as organizational changes arising during these years make such reporting on a consistent basis with 2003 and 2002 impracticable.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets and liabilities, and capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenue:
Imaging	$193,132	$167,246	$122,889
Thermography	118,847	93,834	91,484

	$311,979	$261,080	$214,373

Earnings (loss) from operations:
Imaging	$47,481	$35,994
Thermography	37,231	27,353
Other	(14,886)	(12,816)

	$69,826	$50,531

Segment assets (accounts receivable and inventories):
Imaging	$107,339	$65,336
Thermography	47,952	40,603

	$155,291	$105,939

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$177,066	$146,247	$113,683
Europe	93,657	75,205	57,206
Other foreign	41,256	39,628	43,484

	$311,979	$261,080	$214,373

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2003	2002
United States	$22,929	$9,485
Europe	24,235	24,255

	$47,164	$33,740

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
US government	$80,850	$64,436	$46,541

Note 16.    Acquisition of Optronics Division

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

Note 17.    Subsequent Events – Acquisition of Indigo Systems Corporation

On October 21, 2003, the Company and Indigo Systems Corporation (“Indigo”) entered into a Definitive Agreement and Plan of Merger pursuant to which the Company will acquire Indigo. Indigo is a producer of infrared detectors and infrared camera subsystems and cameras. The transaction is valued, excluding acquisition related costs, at approximately $190 million and was closed on January 6, 2004 with Indigo security holders receiving cash consideration of approximately $165 million, and all outstanding Indigo stock options being converted into approximately 710,000 options to purchase FLIR stock. The Company is in process of determining the allocation of the purchase price and will include all impacts of such allocation in its reporting for its first quarter of 2004.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2003
Revenue	$69,171	$75,162	$70,232	$97,414
Gross profit	36,043	39,121	38,991	51,370
Net earnings	$9,150	$9,715	$10,865	$14,963
Net earnings per share:
Basic	$0.26	$0.28	$0.33	$0.46
Diluted	$0.25	$0.27	$0.32	$0.44

	Q1	Q2	Q3	Q4
2002
Revenue	$58,098	$63,595	$64,455	$74,932
Gross profit	31,299	32,818	33,823	39,080
Net earnings	$8,668	$9,557	$10,650	$12,684
Net earnings per share:
Basic	$0.26	$0.28	$0.32	$0.37
Diluted	$0.24	$0.27	$0.30	$0.35

On May 29, 2003, the Company effected a two-for-one split for each share of common stock outstanding on May 12, 2003. The Company issued approximately 17.5 million shares of common stock as a result of the stock split. The Company’s per share amounts of common stock have been restated to reflect the stock split for all periods presented.

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

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management ” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. A copy of the Code of Ethics is attached as an Exhibit to this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Executive Compensation” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

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

2.2

Agreement and Plan of Merger and Reorganization, dated as of October 21, 2003 by and among FLIR Systems, Inc., Indigo Systems Corporation, Fiji Sub, Inc., and William Parrish, as Shareholder’s Agent (incorporated by reference to Current Report on Form 8-K filed on January 15, 2004).

3.1	Second Restated Articles of Incorporation of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582)).

3.2	First Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 1.1 to Registration Statement on Form 8-A filed on June 11, 1999).

3.3	First Restated Bylaws of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-62582)).

3.4	Second Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

Number	Description
4.1	Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).

4.2	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003 (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on August 8, 2003).

4.3

Amendment No. 1 to Rights Agreement between FLIR Systems, Inc. and Mellon Investor Services LLC dated June 5, 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report filed on August 8, 2003).

4.4	Form of $175,000,000 3% Senior Convertible Notes Due 2023 dated June 11, 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report filed on August 8, 2003).

4.5	Form of $35,000,000 3% Senior Convertible Notes Due 2023 dated June 17, 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report filed on August 8, 2003).

4.6

Resale Registration Rights Agreement dated June 11, 2003 among FLIR Systems, Inc., J.P. Morgan Securities Inc., and Banc of America Securities LLC (incorporated by reference to Exhibit 4.5 to the Quarterly Report filed on August 8, 2003).

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

Number	Description
10.13	FLIR Systems, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibits to Registration Statement on Form S-8 (File No. 333-102992).

10.14	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibits to Form 10-Q filed August 6, 2002).(1)

10.15

Amendment dated December 19, 2000 to lease dated February 11, 1985 by and among FLIR Systems, Inc. and Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 10, 2003).

10.16	Contract for the Supply of Uncooled Imaging Modules, dated July 4, 2002. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 10, 2003).(2)

10.17

Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.18

First Amendment to the Credit Agreement among FLIR Systems, Inc. and Bank of America N.A. and certain other financial institutions dated June 5, 2003 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.19	Letter of consent from Bank of America N.A. dated June 6, 2003 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.20	Executive Employment Agreement dated as of January 1, 2004 between FLIR Systems, Inc. and Earl R. Lewis.(1)

14.1	Code of Ethics for Senior Financial Officers.

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

(2)	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment under 17 C.F.R. (s) 240.24b 2.

(b) During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K:

1.	The Company filed a current report on Form 8-K, dated October 22, 2003, reporting under Item 7 and Item 12 on the issuance of a press release announcing (i) its financial results for the quarter and nine months ended September 30, 2003, and (ii) its expectations as to revenue and net income for the year ending December 31, 2003.

2.	The Company filed a current report on Form 8-K, dated October 22, 2003, reporting under Item 5 and Item 7 on the issuance of a press release announcing that the Company had signed a definitive agreement to acquire Indigo Systems Corporation.

3.	The Company filed a current report on Form 8-K, dated December 18, 2003, reporting under Item 5 and Item 7 on the issuance of a press release announcing that the Company had received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the acquisition of Indigo Systems Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2004.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2004.

Signature	Title

/s/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ JOHN C. HART John C. Hart	Director

/s/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/s/ MICHAEL T. SMITH Michael T. Smith	Director

/s/ RONALD L. TURNER Ronald L. Turner	Director

/s/ STEVEN E. WYNNE Steven E. Wynne	Director

/s/ JOHN D. CARTER John D. Carter	Director

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D		Column E
	Balance at Beginning of the Year	Additions		Deductions— Described		Balance at the End of the Year
		Charges to Costs and Expenses	Charged to Other Accounts— Described
Year ended December 31, 2003 Allowance for Doubtful Accounts	$1,445	$5	$0	$(132	)(1)	$1,318

Year ended December 31, 2002 Allowance for Doubtful Accounts	$1,948	$54	$0	$(557	)(1)	$1,445

Year ended December 31, 2001 Allowance for Doubtful Accounts	$2,608	$385	$0	$(1,045	)(2)	$1,948

(1)	Deductions represent write-offs, net of recoveries.
(2)	Deductions include write-offs, net of recoveries of $545 and $500 that have been applied to certain non-trade receivables.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

FLIR Systems, Inc.:

Under date of February 2, 2004, we reported on the consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, which is included in this Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

Our report refers to our audit of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as more fully described in Note 5 to the consolidated financial statements. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2002 consolidated financial statements other than with respect to such disclosures.

/s/    KPMG LLP

Portland, Oregon

February 2, 2004

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