Form 10-Q
period 2004-03-31
FLIR SYSTEMS INC
filed 2004-05-06
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

At April 30, 2004, there were 33,625,583 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$108,861	$69,171
Cost of goods sold	55,441	33,128

Gross profit	53,420	36,043
Operating expenses:
Research and development	10,598	7,598
Selling, general and administrative	20,960	14,635

Total operating expenses	31,558	22,233
Earnings from operations	21,862	13,810
Interest expense	2,101	260
Other expenses (income), net	832	(107)

Earnings before income taxes	18,929	13,657
Income tax provision	6,246	4,507

Net earnings	$12,683	$9,150

Net earnings per share:
Basic	$0.38	$0.26

Diluted	$0.36	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,984	$197,993
Accounts receivable, net	84,584	79,332
Inventories, net	87,619	75,959
Prepaid expenses and other current assets	19,484	19,997
Income taxes receivable	1,994	—
Deferred income taxes, net	9,908	8,832

Total current assets	259,573	382,113
Property and equipment, net	29,728	22,758
Deferred income taxes, net	6,500	21,146
Goodwill	149,459	12,500
Intangible assets, net	50,492	4,036
Other assets	7,891	7,870

	$503,643	$450,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,032	$26,427
Deferred revenue	5,294	4,540
Accrued payroll and related liabilities	12,708	12,778
Accrued product warranties	4,422	3,511
Advance payments from customers	12,893	12,112
Other current liabilities	10,993	8,227
Accrued income taxes	—	2,742
Current portion of long-term debt	1,356	—

Total current liabilities	77,698	70,337
Long-term debt	206,990	204,369
Pension and other long-term liabilities	11,016	10,875
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2004, and December 31, 2003	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 33,440 and 32,863 shares issued at March 31, 2004, and December 31, 2003, respectively, and additional paid-in capital	188,664	156,154
Retained earnings	14,071	1,388
Accumulated other comprehensive earnings	5,204	7,300

Total shareholders’ equity	207,939	164,842

	$503,643	$450,423

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$12,683	$9,150
Earnings charges not affecting cash:
Depreciation and amortization	3,687	1,456
Disposals and write-offs of property and equipment	(66)	17
Income tax benefit of stock options	6,327	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,184	(1,578)
Increase in inventories	(2,238)	(2,282)
Decrease (increase) in prepaid expenses and other current assets	72	(2,545)
Decrease (increase) in other assets	192	(244)
Increase in accounts payable	126	2,274
Decrease in deferred revenue	(600)	(299)
Increase (decrease) in accrued payroll and other liabilities	1,406	(213)
(Decrease) increase in accrued income taxes	(4,588)	540
Increase in pension and other long-term liabilities	291	465

Cash provided by operating activities	19,476	6,741

Cash flows from investing activities:
Additions to property and equipment	(2,917)	(831)
Proceeds on sale of property and equipment	113	12
Acquisition of Indigo Systems Corporation, net of cash acquired	(159,945)	—
Investment in insurance contracts	—	(1,601)
Other investments	679	—

Cash used by investing activities	(162,070)	(2,420)

Cash flows from financing activities:
Repurchase of common stock	—	(4,597)
Repayment of capital leases and other long-term debt	(200)	—
Proceeds from exercise of stock options	2,455	1,552

Cash provided (used) by financing activities	2,255	(3,045)

Effect of exchange rate changes on cash	(1,670)	205

Net (decrease) increase in cash and cash equivalents	(142,009)	1,481
Cash and cash equivalents, beginning of period	197,993	46,606

Cash and cash equivalents, end of period	$55,984	$48,087

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2004.

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

Note 2. Stock-based Compensation

The Company has two stock incentive plans for employees and consultants, one stock option plan for non-employee directors and one employee stock purchase plan, which are more fully described in Notes 1 and 14 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net earnings—as reported	$12,683	$9,150
Deduct: Total stock-based compensation expense determined under fair value method	(3,107)	(1,623)

Net earnings—pro forma	$9,576	$7,527

Earnings per share:
Basic—as reported	$0.38	$0.26
Diluted—as reported	$0.36	$0.25
Earnings per share:
Basic—pro forma	$0.29	$0.22
Diluted—pro forma	$0.27	$0.21

The fair value of the stock-based awards granted in the three months ended March 31, 2004 and 2003 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Employee Stock Option Plans:
Risk-free interest rate	2.3%	2.1%
Expected dividend yield	0.0%	0.0%
Expected life	3 years	3 years
Expected volatility	54.3%	64.6%

Employee Stock Purchase Plan:
Risk-free interest rate	1.05%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life	6 months	6 months
Expected volatility	37.3%	60.8%

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Employee Stock Option Plans:
Per share	$15.03	$21.21
Total estimated value	$18,035	$51

Employee Stock Purchase Plan:
Per share	$7.97	$7.84
Total estimated value	$210	$208

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares outstanding	33,212	34,666
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	1,898	1,398

Diluted shares outstanding	35,110	36,064

The effect of stock options for the three months ended March 31, 2004 and 2003 that aggregated 946,539 and 613,280, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Shares issuable of 4,731,426 on conversion of the Company’s convertible notes have been excluded for purposes of diluted earnings per share as the circumstances that allow for conversion have not been met.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw material and subassemblies	$46,505	$41,190
Work-in-progress	28,201	25,682
Finished goods	12,913	9,087

	$87,619	$75,959

Note 5. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31
	2004	2003
Accrued product warranties, beginning of year	$3,511	$3,432
Amounts paid for warranty services	(1,246)	(782)
Warranty provisions for products sold	2,157	799
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$4,422	$3,449

Note 6. Credit Agreements

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At March 31, 2004, the interest rate ranged from 2.6% to 4.0%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2004 and December 31, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $2.1 million of letters of credit outstanding at March 31, 2004.

The Company, through two of its European subsidiaries, has a 50 million Swedish Kroner (approximately $6.6 million) line of credit at 3.2% and a $2 million line of credit at 5.5% at March 31, 2004. At March 31, 2004 and December 31, 2003, the Company had no amounts outstanding on these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Credit Agreements—(Continued)

As part of the acquisition of Indigo Systems Corporation (Note 12) (the “acquired subsidiary”), the Company assumed a $5 million equipment credit facility which expires on September 1, 2004 for eligible equipment purchases. Each equipment advance made under the facility bears interest at the prime rate in effect at the time of the advance plus 1.25%. At March 31, 2004, the interest rate ranged from 2.5% to 6.0%. The equipment credit facility contains certain financial covenants that require the maintenance of certain minimum levels of unrestricted cash, net worth and working capital, and financial reporting requirements of the acquired subsidiary. The equipment credit facility is collateralized by substantially all assets of the acquired subsidiary. At March 31, 2004, $3,468,000 was outstanding under the equipment credit facility and the acquired subsidiary was in compliance with all covenants. All amounts outstanding under the equipment credit facility were repaid in April 2004 and the credit facility was terminated.

Note 7. Long-Term Debt

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

As part of the acquisition of Indigo Systems Corporation (Note 12), the Company assumed a promissory note. The promissory note bears interest of 1.75% and is collateralized by certain assets purchased by the acquired subsidiary, prior to the acquisition by the Company. At March 31, 2004, $241,000 was outstanding on the promissory note.

Note 8. Comprehensive Earnings

Comprehensive earnings includes cumulative translation adjustments, additional minimum pension liability adjustments, if any, on the Company’s Supplemental Executive Retirement Plan and fair value adjustments on available-for-sale securities that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net earnings	$12,683	$9,150
Realization of previously unrealized losses on short-term investments	779	—
Translation adjustment	(2,875)	480

Total comprehensive earnings	$10,587	$9,630

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company offers a Supplemental Executive Retirement Plan for certain US executive officers of the Company. These plans are more fully described in Note 14 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Service costs	$84	$290
Interest costs	154	132
Net amortization and deferral	52	55

Net periodic pension costs	$290	$477

Note 10. Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses.

Note 11. Operating Segments and Related Information

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

The accounting policies of each of the segments are the same. The Company evaluates performance based upon revenue and earnings from operations. On a consolidated basis, this amount represents income before interest, other expenses (net) and taxes as represented in the Consolidated Statement of Income. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
Imaging	$73,886	$44,614
Thermography	34,975	24,557

	$108,861	$69,171

Earnings from operations:
Imaging	$16,306	$9,782
Thermography	11,024	7,111
Other	(5,468)	(3,083)

	$21,862	$13,810

	March 31, 2004	December 31, 2003
Segment assets (accounts receivable and inventories):
Imaging	$130,437	$107,339
Thermography	41,766	47,952

	$172,203	$155,291

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
United States	$69,145	$40,666
Europe	25,362	20,387
Other foreign	14,354	8,118

	$108,861	$69,171

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2004	December 31, 2003
United States	$212,856	$22,929
Europe	24,714	24,235

	$237,570	$47,164

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information—(Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
US Government	$41,709	$14,740

Note 12. Acquisition of Indigo Systems Corporation

On January 6, 2004, pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of October 21, 2003 by and among the Company, Indigo Systems Corporation (“Indigo”), Fiji Sub, Inc., and William Parrish, as Shareholders’ Agent, Fiji Sub Inc. was merged with and into Indigo (the “Merger”). As a result of the Merger, Indigo became a wholly-owned subsidiary of the Company. Prior to the Merger, Indigo was a privately held company that focused on developing and supplying advanced infrared cameras and components, covering the entire infrared spectrum. Indigo has provided infrared cameras, software, and enclosure solutions for commercial, industrial, security, military and research and development applications.

All outstanding shares of Indigo capital stock and certain warrants outstanding immediately prior to the Merger were converted into the right to receive cash in an amount equal to $25.3537 per share, or an aggregate of approximately $165,478,000. Each option to purchase Indigo capital stock outstanding immediately prior to the Merger was assumed by the Company. 709,945 shares of the Company’s common stock valued at $23,728,000 are issuable by the Company upon exercise of the Indigo stock options assumed by the Company in the Merger. Ninety percent of the cash consideration was paid out following the Merger with the remaining ten percent paid into and held in an escrow account, until the first anniversary of the Merger, to satisfy any indemnification claims against Indigo that may arise.

The acquisition was accounted for as a business combination under SFAS 141, “Business Combination”. The Consolidated Statement of Operations for the three months ended March 31, 2004 includes the results of operations of Indigo for the period beginning on January 6, 2004 through March 31, 2004. The Company allocated the purchase price of $192,118,000, which includes professional fees and other costs directly associated with the acquisition, as follows (in thousands):

Fair Value at January 6, 2004
Current assets	$27,806
Property and equipment	5,783
Other assets	228
Current liabilities	(10,351)
Long-term debt	(2,737)

Net tangible assets	20,729
Identifiable intangible assets	48,000
Deferred tax liability	(13,570)
Goodwill	136,959

Total purchase price	$192,118

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Acquisition of Indigo Systems Corporation—(Continued)

The following table lists the components of the identifiable intangible assets (in thousands):

	Fair Estimated Value	Estimated Life
Developed/core product technology	$27,900	10 years
Customer relationships	17,800	7 years
Trademark/trade name portfolio	2,300	15 years

Total identifiable intangible assets	$48,000

The amortization expense associated with developed/core product technology is included in cost of goods sold and the amortization expense associated with customer relationships, trademarks and trade names is included in selling, general, and administrative expenses in the Consolidated Statement of Income.

The allocation of purchase price was based on a valuation of assets acquired and liabilities assumed determined with the assistance of an independent appraiser. This allocation was generally based on the fair value of these assets determined using the income approach.

$136,959,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. The amount of goodwill to be allocated to the Company’s two reporting segments has not yet been determined.

The purchase price allocation is substantially complete. Certain elements, such as the filing of pre-acquisition tax returns and the lapsing of the escrow period, may impact the final purchase price allocation. Although the Company does not anticipate significant revisions to the purchase price allocation, material adjustments could occur.

The following pro forma information assumes the Indigo acquisition occurred as of the beginning of 2003. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

Three Months Ended March 31, 2003
Revenue	$80,166
Net earnings	$8,442
Net earnings per share:
Basic	$0.24
Diluted	$0.23

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Subsequent Event

On April 28, 2004, the Company signed an amended and restated Credit Agreement with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the amended and restated Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. The amended and restated Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ending December 31, 2003. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. The Company’s revenue for the three months ended March 31, 2004 increased 57.4 percent, from $69.2 million in the first quarter of 2003 to $108.9 million in the first quarter of 2004. Of the increase, $14.1 million was from Indigo Systems Corporation (“Indigo”), which was acquired on January 6, 2004 (See Note 12 to the Consolidated Financial Statements). Not including Indigo, the increase in revenue was $25.6 million or 37.0 percent. The increase in revenue was due to an increase in unit volumes due to the growth in the number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $29.3 million, or 65.6 percent, from $44.6 million in the first quarter of 2003 to $73.9 million in the first quarter of 2004. Of the increase, $10.4 million was attributable to Indigo. Excluding Indigo, the increase in Imaging revenue was $18.9 million or 42.3 percent. The increase in Imaging revenue in the first quarter of 2004 compared to the same period in 2003 was primarily due to an increase in unit sales of the Company’s airborne, maritime and ground products.

Thermography revenue increased 42.4 percent, from $24.6 million in the first quarter of 2003 to $35.0 million in the first quarter of 2004. Of this increase, $3.6 million was from Indigo. Without including this $3.6 million, the increase in Thermography revenue was $6.8 million or 27.6 percent. Higher Thermography revenue in the first quarter of 2004 was primarily due to an increase in unit sales of the E-Series, P-Series and the A20/A40 product lines and stronger European currencies against the US dollar in 2004 compared to 2003.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. The Company expects the overall increase in total annual revenue for 2004 over that of 2003 to be 36 percent to 39 percent and that the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 36.5 percent and 41.2 percent for the quarters ended March 31, 2004 and 2003, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended March 31, 2004 was $53.4 million compared to $36.0 million for the same quarter last year. As a percentage of revenue, gross profit decreased from 52.1 percent in the first quarter of 2003 to 49.1 percent in the first quarter of 2004. The gross profit for the quarter ended March 31, 2004 included $698,000 of amortization expense attributable to developed technology intangibles acquired as part of the acquisition of Indigo and $773,000 of expense related to the recognition of a portion of the one-time stepped-up values of the acquired inventories of Indigo. Without these charges and the gross profit from Indigo, gross profit as a percentage of revenue for the first quarter of 2004 was 51.9%. The slight decrease in gross profit as a percentage of revenue, not including the Indigo inventory impact and amortization expense, was due to the product mix within the segments.

Research and development expenses. Research and development expenses for the first quarter of 2004 totaled $10.6 million, compared to $7.6 million in the first quarter of 2003. The increase in research and development expenses was due to the continued growth in the business and the inclusion of results from Indigo for the first quarter of 2004. As a percentage of revenue, research and development expenses were 9.7 percent and 11.0 percent for the three months ended March 31, 2004 and 2003, respectively. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.0 million for the quarter ended March 31, 2004, compared to $14.6 million for the quarter ended March 31, 2003. The increase in selling, general and administrative expenses was due to the continued growth in the business and the inclusion of results from Indigo for the first quarter of 2004. Selling, general and administrative expenses as a percentage of revenue were 19.3 percent and 21.2 percent for the quarters ended March 31, 2004 and 2003, respectively. Included in selling, general and administrative expenses for the first quarter of 2004 was $674,000 of amortization expense of intangible assets acquired as part of the acquisition of Indigo associated with customer relationships, trademarks, and trade names.

Interest expense. Interest expense for the first quarter of 2004 was $2.1 million compared to $0.3 million for the first quarter of 2003. The increase was primarily due to the accrual of interest on the convertible notes that the Company issued in June 2003 and the related costs of the issuance of the notes.

Other income/expense. For the quarter ended March 31, 2004, the Company recorded other expense of $832,000 compared to other income of $107,000 for the first quarter of 2003. The other expense in 2004 was primarily due to realized losses from invested cash equivalents and currency losses on certain foreign currency transactions in Europe, offset by interest income from invested cash at certain foreign subsidiaries.

Income taxes. The income tax provision of $6.2 million for the three months ended March 31, 2004, represents an effective tax rate of 33 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resultant taxes in its various tax jurisdictions. The effective tax rate in the first quarter of 2003 was also 33 percent.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash equivalents on hand of $56.0 million compared to cash on hand of $198.0 million at December 31, 2003. The decrease in cash and cash equivalents was primarily due to the use of $168.2 million for the Indigo acquisition and related costs offset by $8.2 million of cash acquired in the acquisition and $19.5 million of cash generated from operations.

Accounts receivable increased from $79.3 million at December 31, 2003 to $84.6 million at March 31, 2004. The increase was primarily attributable to the accounts receivable at Indigo of $9.8 million at March 31, 2004, offset by a slight decrease in revenue during the last month of the first quarter of 2004, compared to the last month of the quarter ended December 31, 2003.

At March 31, 2004, the Company had inventories of $87.6 million compared to $75.6 million at December 31, 2003. The increase was primarily due to the inventories at Indigo.

Property and equipment increased from $22.8 million at December 31, 2003 to $29.7 million at March 31, 2004. The increase was primarily related to the acquisition of property and equipment from Indigo.

The Company’s investing activities totaled $162.1 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. The higher level of investing in the first quarter of 2004 was primarily due to the acquisition of Indigo.

Deferred tax assets decreased from $30.0 million at December 31, 2003 to $16.4 million at March 31, 2004. The decrease was primarily related to the deferred tax liabilities recorded in relation to the Indigo acquisition.

The Company had accounts payable of $30.0 million at March 31, 2004, compared to $26.4 million at December 31, 2003. The increase was primarily due to the assumption of accounts payable of Indigo.

Other current liabilities increased from $8.2 million at December 31, 2003, to $11.0 million at March 31, 2004. The increase was primarily due to the accrual of interest payable on the convertible note and the assumption of other current liabilities of Indigo.

The Company maintains a Credit Agreement with Bank of America, N.A., KeyBank, N.A., and Union Bank of California, N.A. The agreement, dated March 22, 2002 and amended June 5, 2003, provides for a $35 million, three-year revolving line of credit with an option for an additional $25 million until September 27, 2004. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over such rates based upon the Company’s leverage ratio. At March 31, 2004, the interest rate ranged from 2.6% to 4.0%. The Credit Agreement contains five financial covenants that require the maintenance of certain fixed charge and leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2004 and December 31, 2003, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $2.1 million of letters of credit outstanding at March 31, 2004.

On April 28, 2004, the Company signed an amended and restated Credit Agreement with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the amended and restated Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. The amended and restated Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company.

The Company, through two of its European subsidiaries, has a 50 million Swedish Kroner (approximately $6.6 million) line of credit at 3.2% and a $2 million line of credit at 5.5% at March 31, 2004. At March 31, 2004 and December 31, 2003, the Company had no amounts outstanding on these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs will be amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

As part of the acquisition of Indigo, the Company assumed a promissory note. The promissory note bears interest of 1.75% and is collateralized by certain assets purchased by Indigo prior to the acquisition by the Company. At March 31, 2004, $241,000 was outstanding on the promissory note.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant capital commitments for the coming year.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2004.

Item 4. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

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

Item 2.	Changes in Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Number	Description

10.1	Amended and Restated Credit Agreement among FLIR Systems, Inc. and Bank of America, N.A., and certain other financial institutions dated April 28, 2004.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b) During the three months ended March 31, 2004, the Company filed the following reports on Form 8-K:

1.	The Company filed a current report on Form 8-K, on January 15, 2004, reporting under Item 2 and Item 7 the completion of the acquisition of Indigo Systems Corporation.

2.	The Company filed a current report on Form 8-K, on February 4, 2004, reporting under Item 7 and Item 12 the issuance of a press release announcing (i) its financial results for the quarter and year ended December 31, 2003, and (ii) its expectations as to revenue and net earnings for the year ending December 31, 2004.

3.	The Company filed an amendment to the current report on Form 8-K, on March 22, 2004, reporting under Item 2 and Item 7, amending the current report on Form 8-K filed on January 15, 2004 to include the financial statements of Indigo Systems Corporation and the pro forma combined condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 6, 2004	/s/ STEPHEN M. BAILEY

Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)