Form 10-Q
period 2004-06-30
FLIR SYSTEMS INC
filed 2004-08-06
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

At July 30, 2004, there were 33,759,402 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$119,295	$75,162	$228,156	$144,333
Cost of goods sold	58,271	36,041	113,712	69,169

Gross profit	61,024	39,121	114,444	75,164

Operating expenses:
Research and development	10,784	7,785	21,382	15,383
Selling, general and administrative	23,026	15,749	43,986	30,385

Total operating expenses	33,810	23,534	65,368	45,768

Earnings from operations	27,214	15,587	49,076	29,396

Interest expense	2,006	530	4,107	789
Other expenses (income), net	(224)	557	608	450

Earnings before income taxes	25,432	14,500	44,361	28,157

Income tax provision	7,506	4,785	13,752	9,292

Net earnings	$17,926	$9,715	$30,609	$18,865

Net earnings per share:
Basic	$0.53	$0.28	$0.92	$0.55

Diluted	$0.50	$0.27	$0.87	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,003	$197,993
Accounts receivable, net	89,056	79,332
Inventories, net	86,915	75,959
Prepaid expenses and other current assets	19,880	19,997
Deferred income taxes, net	9,908	8,832

Total current assets	272,762	382,113

Property and equipment, net	31,887	22,758
Deferred income taxes, net	6,500	21,146
Goodwill	149,475	12,500
Intangible assets, net	49,991	4,036
Other assets	8,887	7,870

	$519,502	$450,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,083	$26,427
Deferred revenue	5,075	4,540
Accrued payroll and related liabilities	14,664	12,778
Accrued product warranties	5,031	3,511
Advance payments from customers	8,531	12,112
Other current liabilities	10,456	8,227
Accrued income taxes	194	2,742
Current portion of long-term debt	128	—

Total current liabilities	73,162	70,337

Long-term debt	204,950	204,369
Pension and other long-term liabilities	11,332	10,875

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2004, and December 31, 2003	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 33,706 and 32,863 shares issued at June 30, 2004, and December 31, 2003, respectively, and additional paid-in capital	192,934	156,154
Retained earnings	31,997	1,388
Accumulated other comprehensive earnings	5,127	7,300

Total shareholders’ equity	230,058	164,842

	$519,502	$450,423

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$30,609	$18,865
Earnings charges not affecting cash:
Depreciation and amortization	7,283	2,898
Disposals and write-offs of property and equipment	(68)	27
Income tax benefit of stock options	10,231	3,488
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,275)	(8,291)
Increase in inventories	(1,485)	(3,682)
Increase in prepaid expenses and other current assets	(315)	(5,104)
Increase in other assets	(528)	(247)
(Decrease) increase in accounts payable	(837)	1,941
(Decrease) increase in deferred revenue	(808)	124
(Decrease) increase in accrued payroll and other liabilities	(1,079)	1,103
Decrease in accrued income taxes	(2,351)	(1,741)
Increase in pension and other long-term liabilities	603	869

Cash provided by operating activities	38,980	10,250

Cash flows from investing activities:
Additions to property and equipment	(6,914)	(1,420)
Proceeds on sale of property and equipment	149	12
Acquisition of Indigo Systems Corporation, net of cash acquired	(159,961)	—
Investment in insurance contracts	—	(1,601)
Other investments	(617)	—

Cash used by investing activities	(167,343)	(3,009)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	203,894
Repayment of capital leases and other long-term debt	(3,691)	—
Repurchase of common stock	(3,144)	(59,116)
Proceeds from exercise of stock options	5,208	4,596
Stock issued pursuant to employee stock purchase plan	758	551

Cash (used) provided by financing activities	(869)	149,925

Effect of exchange rate changes on cash	(1,758)	435

Net increase in cash and cash equivalents	(130,990)	157,601
Cash and cash equivalents, beginning of period	197,993	46,606

Cash and cash equivalents, end of period	$67,003	$204,207

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings – as reported	$17,926	$9,715	$30,609	$18,865
Deduct: Total stock-based compensation expense determined under fair value method	(4,259)	(1,615)	(7,371)	(3,211)

Net earnings – pro forma	$13,667	$8,100	$23,238	$15,654

Earnings per share:
Basic – as reported	$0.53	$0.28	$0.92	$0.55
Diluted – as reported	$0.50	$0.27	$0.87	$0.52
Earnings per share:
Basic – pro forma	$0.41	$0.23	$0.70	$0.45
Diluted – pro forma	$0.38	$0.23	$0.66	$0.43

The fair value of the stock-based awards granted in the three and six months ended June 30, 2004 and 2003 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Employee Stock Option Plans:
Risk-free interest rate	2.7%	1.8%	2.4%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	53.3%	60.0%	54.2%	60.5%

Employee Stock Purchase Plan:
Risk-free interest rate	1.1%	1.3%	1.1%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	37.3%	48.4%	37.3%	48.4%

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Employee Stock Option Plans:
Per share	$17.04	$11.43	$15.16	$11.35
Total estimated value	$1,460	$488	$19,564	$539

Employee Stock Purchase Plan:
Per share	$9.67	$7.18	$9.67	$7.18
Total estimated value	$491	$370	$491	$370

Note 3. Net Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	33,602	34,492	33,407	34,579
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	2,017	1,453	1,960	1,441

Diluted shares outstanding	35,619	35,945	35,367	36,020

Stock options of 4,000 and 4,000 for the three months ended June 30, 2004 and 2003, respectively, and 31,000 and 3,000 for the six months ended June 30, 2004 and 2003, respectively, were excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

In addition, 4,731,426 shares issuable on conversion of the Company’s convertible notes have been excluded for purposes of diluted earnings per share, as the terms that allow for conversion as described in the prospectus have not been met. One of the terms that allows for conversion is the Company’s stock closing at a price of $57.70 per share or higher for no fewer than 20 of the last 30 trading days of a fiscal quarter.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share – (Continued)

When any of the terms that allow for conversion have been met, the Company will report diluted earnings per share as required by SFAS 128, “Earnings per Share,” using the “if converted” method. Under the “if converted” method, net earnings as used for purposes of computing diluted earnings per share is the reported net earnings adjusted for convertible debt interest costs, net of tax, as if the converted debt was converted at the beginning of the reported period when the conversion circumstances are met. Likewise, diluted shares outstanding are adjusted as if the conversion had taken place at the beginning of the reported period.

Pro forma disclosure of the Company’s diluted earnings per share using the “if converted” method and assuming conversion at the time of issuance (June 2003) of the convertible debt is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings – as reported	$17,926	$9,715	$30,609	$18,865
Add: Interest expense associated with convertible debt, net of tax	1,097	364	2,195	364

Net earnings – “if converted”	$19,023	$10,079	$32,804	$19,229

Fully diluted shares outstanding	35,619	35,945	35,367	36,020
Add: Diluted shares associated with convertible debt	4,731	936	4,731	471

Fully diluted shares – “if converted”	40,350	36,881	40,098	36,491

Diluted earnings per share – “if converted”	$0.47	$0.27	$0.82	$0.52

The pro forma diluted earnings per share for the six months ended June 30, 2003 is the same as reported diluted earnings per share since the use of the “if converted” method would be anti-dilutive for that period.

Note 4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw material and subassemblies	$47,605	$41,190
Work-in-progress	24,967	25,682
Finished goods	14,343	9,087

	$86,915	$75,959

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Six Months Ended June 30,
	2004	2003
Accrued product warranties, beginning of year	$3,511	$3,432
Amounts paid for warranty services	(2,259)	(2,006)
Warranty provisions for products sold	3,779	2,140
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$5,031	$3,566

Note 6. Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At June 30, 2004, the interest rate ranged from 2.86% to 4.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At June 30, 2004, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $2.1 million of letters of credit outstanding under the Credit Agreement at June 30, 2004, which reduces the total available credit.

The Company, through two of its European subsidiaries, has a 50 million Swedish Kroner (approximately $6.6 million) line of credit at 2.7% interest and a $2 million line of credit at 6.0% interest at June 30, 2004. At June 30, 2004 and December 31, 2003, the Company had no amounts outstanding under these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance was made through an initial offering of $175 million of the notes on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million of the notes on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010.

As part of the acquisition of Indigo Systems Corporation (Note 12), the Company assumed a promissory note. The promissory note bears interest of 1.75% and is collateralized by certain assets purchased by the acquired subsidiary, prior to the acquisition by the Company. At June 30, 2004, $220,000 was outstanding on the promissory note.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$17,926	$9,715	$30,609	$18,865
Realization of previously unrealized losses on short-term investments	—	—	779	—
Translation adjustment	(77)	2,079	(2,952)	2,559

Total comprehensive earnings	$17,849	$11,794	$28,436	$21,424

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Pension Plans – (Continued)

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service costs	$84	$290	$168	$916
Interest costs	152	135	305	877
Net amortization and deferral	52	54	103	315

Net periodic pension costs	$288	$479	$576	$2,108

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information – (Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Imaging	$80,869	$47,028	$154,755	$91,642
Thermography	38,426	28,134	73,401	52,691

	$119,295	$75,162	$228,156	$144,333

Earnings from operations:
Imaging	$20,945	$11,301	$37,251	$21,084
Thermography	12,843	7,602	23,867	14,713
Other	(6,574)	(3,316)	(12,042)	(6,401)

	$27,214	$15,587	$49,076	$29,396

	June 30, 2004	December 31, 2003
Segment assets (accounts receivable and inventories):
Imaging	$130,628	$107,339
Thermography	45,343	47,952

	$175,971	$155,291

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$65,423	$39,860	$134,568	$80,526
Europe	27,216	23,836	52,578	44,223
Other foreign	26,656	11,466	41,010	19,584

	$119,295	$75,162	$228,156	$144,333

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2004	December 31, 2003
United States	$215,713	$22,929
Europe	24,527	24,235

	$240,240	$47,164

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information – (Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
US Government	$35,555	$18,685	$77,264	$33,425

Note 12. Acquisition of Indigo Systems Corporation

On January 6, 2004, pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of October 21, 2003 by and among the Company, Indigo Systems Corporation (“Indigo”), Fiji Sub, Inc., and William Parrish, as Shareholders’ Agent, Fiji Sub Inc. was merged with and into Indigo (the “Merger”). As a result of the Merger, Indigo became a wholly owned subsidiary of the Company. Prior to the Merger, Indigo was a privately held company that focused on developing and supplying advanced infrared cameras and components, covering the entire infrared spectrum. Indigo has provided infrared cameras, software, and enclosure solutions for commercial, industrial, security, military and research and development applications.

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

The acquisition was accounted for as a business combination under SFAS 141, “Business Combination.” The Consolidated Statement of Operations for the six months ended June 30, 2004 includes the results of operations of Indigo for the period beginning on January 6, 2004 through June 30, 2004. The Company allocated the purchase price of $192,134,000, which includes professional fees and other costs directly associated with the acquisition, as follows (in thousands):

Fair Value at January 6, 2004
Current assets	$27,806
Property and equipment	5,783
Other assets	228
Current liabilities	(10,351)
Long-term debt	(2,737)

Net tangible assets	20,729
Identifiable intangible assets	48,000
Deferred tax liability	(13,570)
Goodwill	136,975

Total purchase price	$192,134

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Acquisition of Indigo Systems Corporation — (Continued)

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

$136,975,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. The amount of goodwill to be allocated to the Company’s two reporting segments has not yet been determined.

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue	$88,554	$168,720
Net earnings	$9,147	$17,590

Net earnings per share:
Basic	$0.27	$0.51
Diluted	$0.25	$0.48

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ended December 31, 2003. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. The Company’s revenue for the three months ended June 30, 2004 increased 58.7 percent, from $75.2 million in the second quarter of 2003 to $119.3 million in the second quarter of 2004. Of the increase, $16.3 million was attributable to Indigo Systems Corporation (“Indigo”), which was acquired on January 6, 2004 (See Note 12 to the Consolidated Financial Statements). Not including Indigo, the increase in revenue was $27.9 million or 37.1 percent. The Company’s revenue for the six months ended June 30, 2004 increased 58.1 percent from $144.3 million in the first six months of 2003, to $228.2 million in the first six months of 2004. Not including Indigo, the increase in revenue for the first six months of 2004 was $53.5 million or 37.0 percent. The increase in revenue was due to an increase in unit volumes due to the growth in the demand for a number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $33.8 million, or 72.0 percent, from $47.0 million in the second quarter of 2003 to $80.9 million in the second quarter of 2004. Of the increase, $12.7 million was attributable to Indigo. Excluding Indigo, the increase in Imaging revenue was $21.1 million or 44.9 percent. Imaging revenue for the six months ended June 30, 2004 increased 68.9 percent from $91.6 million in the first six months of 2003, to $154.8 million in the first six months of 2004. Excluding Indigo, the increase in Imaging revenue for the first six months of 2004 was $39.9 million or 43.6 percent. The increase in Imaging revenue in the second quarter and in the first six months of 2004 compared to the same periods in 2003 was primarily due to an increase in unit sales of the Company’s airborne, maritime and ground products.

Thermography revenue increased 36.6 percent, from $28.1 million in the second quarter of 2003 to $38.4 million in the second quarter of 2004. Of this increase, $3.6 million was attributable to Indigo. Without including this $3.6 million, the increase in Thermography revenue was $6.7 million or 24.0 percent in the second quarter of 2004. Thermography revenue for the six months ended June 30, 2004 increased 39.3 percent, from $52.7 million in the first six months of 2003, to $73.4 million in the first six months of 2004. Without including Indigo, Thermography revenue increased $13.5 million, or 25.7 percent in the first six months of 2004. Higher Thermography revenue in the second quarter and the first six months of 2004 was primarily due to an increase in unit sales of the E-Series, P-Series and the A20/A40 product lines.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. The Company expects the overall increase in total annual revenue for 2004 over that of 2003 to be 51 percent to 54 percent and that the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 45.2 percent and 47.0 percent for the quarters ended June 30, 2004 and 2003, respectively, and 41.0 percent and 44.2 percent for the first six months of 2004 and 2003, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended June 30, 2004 was $61.0 million compared to $39.1 million for the same quarter last year. As a percentage of revenue, gross profit decreased slightly from 52.0 percent in the second quarter of 2003 to 51.2 percent in the second quarter of 2004. Gross profit for the six months ended June 30, 2004 was $114.4 million, or 50.2 percent of revenue, compared to $75.2 million or 52.1 percent of revenue for the six months ended June 30, 2003. The gross profit for the quarter and six months ended June 30, 2004 included $698,000 and $1.4 million, respectively, of amortization expense attributable to developed technology intangibles acquired as part of the acquisition of Indigo and $773,000 and $1.3 million, respectively, of expense related to the recognition of a portion of the one-time stepped-up values of the acquired inventories of Indigo. Without these charges and the gross profit from Indigo, gross profit as a percentage of revenue for the second quarter and the first six months of 2004 was 53.1 percent and 52.5 percent, respectively. The slight increase in gross profit as a percentage of revenue, not including the Indigo inventory impact and amortization expense, was due to the product mix within the segments.

Research and development expenses. Research and development expenses for the second quarter of 2004 totaled $10.8 million, compared to $7.8 million in the second quarter of 2003. Research and development expenses for the first six months of 2004 were $21.4 million, compared to $15.4 million for the same period in 2003. The increase in research and development expenses was due to the continued growth in the business and the inclusion of results from Indigo in 2004. As a percentage of revenue, research and development expenses were 9.0 percent and 10.4 percent for the three months ended June 30, 2004 and 2003, respectively, and 9.4 percent and 10.7 percent for the first six months of 2004 and 2003, respectively. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions. A portion of the decrease in research and development expenses as a percentage of revenue is due to the increase in funded non-recurring engineering projects in 2004 compared to 2003. The Company reports the results of such projects as revenue and cost of goods sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $23.0 million for the quarter ended June 30, 2004, compared to $15.7 million for the quarter ended June 30, 2003. Selling, general and administrative expense for the first six months of 2004 was $44.0 million, compared to $30.4 million for the first six months of 2003. The increase in selling, general and administrative expenses was due to the continued growth in the business and the inclusion of results from Indigo in 2004. Selling, general and administrative expenses as a percentage of revenue were 19.3 percent and 21.0 percent for the quarters ended June 30, 2004 and 2003, respectively, and 19.3 percent and 21.1 percent for the first six months of 2004 and 2003, respectively. Included in selling, general and administrative expenses for the second quarter and first six months of 2004 was $674,000 and $1.3 million, respectively, of amortization expense of intangible assets acquired as part of the acquisition of Indigo associated with customer relationships, trademarks, and trade names.

Interest expense. Interest expense for the second quarter of 2004 was $2.0 million compared to $0.5 million for the second quarter of 2003. Interest expense for the first six months of 2004 and 2003 was $4.1 million and $0.8 million, respectively. The increase was primarily due to the accrual of interest on the convertible notes that the Company issued in June 2003 and the related costs of the issuance of the notes.

Other income/expense. For the quarter ended June 30, 2004, the Company recorded other income of $224,000 compared to other expense of $557,000 for the second quarter of 2003. The Company recorded other expense of $608,000 and $450,000 for the first six months of 2004 and 2003, respectively. The other income in second quarter of 2004 was primarily due to interest income earned on invested cash equivalents. The net other expense in the second quarter of 2003 was primarily due to currency losses on certain foreign currency transactions in Europe, offset by interest income from invested cash.

Income taxes. The income tax provision of $7.5 million and $13.8 million for the three months and six months ended June 30, 2004, respectively, is based on an annual effective tax rate of 31 percent. The Company expects the effective tax rate for 2004 to be 29 percent, based on its estimate of expected year-end earnings and losses and resultant taxes in its various domestic and foreign tax jurisdictions. The annual effective tax rate applied in the second quarter and the first six months of 2003 was 33 percent.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash and cash equivalents on hand of $67.0 million compared to cash on hand of $198.0 million at December 31, 2003. The decrease in cash and cash equivalents was primarily due to the use of $168.2 million for the Indigo acquisition and related costs offset by $8.2 million of cash acquired in the acquisition and $39.0 million of cash generated from operations and $6.9 million used for capital expenditures.

Accounts receivable increased from $79.3 million at December 31, 2003 to $89.1 million at June 30, 2004. The increase was primarily attributable to Indigo’s accounts receivable of $10.7 million at June 30, 2004.

At June 30, 2004, the Company had inventories of $86.9 million compared to $76.0 million at December 31, 2003. The increase was primarily due to the inclusion of Indigo’s inventories.

Property and equipment increased from $22.8 million at December 31, 2003 to $31.9 million at June 30, 2004. The increase was primarily related to the acquisition of property and equipment from Indigo of $5.8 million and capital expenditures of $6.9 million.

The Company’s investing activities totaled $167.3 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively. The higher level of investing in the first six months of 2004 was primarily due to the acquisition of Indigo.

Deferred tax assets decreased from $30.0 million at December 31, 2003 to $16.4 million at June 30, 2004. The decrease was primarily related to the deferred tax liabilities recorded in relation to the Indigo acquisition.

The Company had accounts payable of $29.1 million at June 30, 2004, compared to $26.4 million at December 31, 2003. The increase was primarily due to the assumption of accounts payable of Indigo.

Accrued payroll and related liabilities increased from $12.8 million at December 31, 2003, to $14.7 million at June 30, 2004. The increase from the assumption of accrued payroll of Indigo and current year bonus accruals were partially offset by payments of year-end bonuses.

Advance payments from customers decreased from $12.1 million at December 31, 2003, to $8.5 million at June 30, 2004. The decrease is primarily due to revenue recorded against orders with customer advances.

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At June 30, 2004, the interest rate ranged from 2.86% to 4.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At June 30, 2004, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $2.1 million of letters of credit outstanding under the Credit Agreement at June 30, 2004, which reduces the total available credit.

The Company, through two of its European subsidiaries, has a 50 million Swedish Kroner (approximately $6.6 million) line of credit at 2.7% interest and a $2 million line of credit at 6.0% interest at June 30, 2004. At June 30, 2004 and December 31, 2003, the Company had no amounts outstanding under these lines. The 50 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance was made through an initial offering of $175 million on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs will be amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 22.5306 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a draft abstract for statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-08). EITF 04-08 addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This draft tentatively concludes that contingently convertible debt instruments should be included in diluted earnings per share regardless of whether the market price trigger has been met. In addition, prior period earnings per share amounts presented for comparative purposes should be restated. EITF 04-08, as drafted, will be effective for reporting periods ending after December 15, 2004.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 5, 2004.

Item 4. Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could materially affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

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

Item 2. Changes in Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 21, 2004, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

	Vote
Director	For	Withheld Authority	Term Ending
John D. Carter	21,280,373	606,396	2007
Michael T. Smith	29,019,291	2,867,478	2007

In addition, the amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares of common stock reserved under the plan from 3,000,000 to 6,000,000 was approved by a vote of shareholders, by the following votes:

For	Against	Abstain
15,680,888	13,013,403	27,212

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Number	Description
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	During the three months ended June 30, 2004, the Company filed or furnished the following reports on Form 8-K:

1.	The Company furnished a current report on Form 8-K, on April 21, 2004, amended on April 22, 2004, reporting under Item 7 and Item 12 on the issuance of a press release announcing its financial results for the quarter ended June 30, 2004 and its expectations as to revenue and net earnings for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 6, 2004	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)