Form 10-Q/A
period 2004-06-30
FLIR SYSTEMS INC
filed 2004-08-11
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

This Amendment on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed by the Registrant on August 6, 2004, and is being filed to reflect a correction to a disclosure under the heading “Gross Profit” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Gross profit. Gross profit for the quarter ended June 30, 2004 was $61.0 million compared to $39.1 million for the same quarter last year. As a percentage of revenue, gross profit decreased slightly from 52.0 percent in the second quarter of 2003 to 51.2 percent in the second quarter of 2004. Gross profit for the six months ended June 30, 2004 was $114.4 million, or 50.2 percent of revenue, compared to $75.2 million or 52.1 percent of revenue for the six months ended June 30, 2003. The gross profit for the quarter and six months ended June 30, 2004 included $698,000 and $1.4 million, respectively, of amortization expense attributable to developed technology intangibles acquired as part of the acquisition of Indigo and $500,000 and $1.3 million, respectively, of expense related to the recognition of a portion of the one-time stepped-up values of the acquired inventories of Indigo. Without these charges and the gross profit from Indigo, gross profit as a percentage of revenue for the second quarter and the first six months of 2004 was 53.1 percent and 52.5 percent, respectively. The slight increase in gross profit as a percentage of revenue, not including the Indigo inventory impact and amortization expense, was due to the product mix within the segments.

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

Item 2. Changes in Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 21, 2004, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

	Vote		Term Ending
Director	For	Withheld Authority
John D. Carter	21,280,373	606,396	2007
Michael T. Smith	29,019,291	2,867,478	2007

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

FLIR SYSTEMS, INC.

Date August 11, 2004	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)