Form 10-Q
period 2004-09-30
FLIR SYSTEMS INC
filed 2004-11-05
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

At October 29, 2004, there were 34,192,318 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$110,769	$70,232	$338,925	$214,565
Cost of goods sold	51,789	31,241	165,501	100,410

Gross profit	58,980	38,991	173,424	114,155

Operating expenses:
Research and development	11,324	6,255	32,706	21,638
Selling, general and administrative	21,997	14,967	65,983	45,519

Total operating expenses	33,321	21,222	98,689	67,157

Earnings from operations	25,659	17,769	74,735	46,998

Interest expense	1,954	2,240	6,061	2,862
Other expenses (income), net	429	(35)	1,037	415

Earnings before income taxes	23,276	15,564	67,637	43,721

Income tax provision	6,452	4,699	20,204	13,991

Net earnings	$16,824	$10,865	$47,433	$29,730

Net earnings per share:
Basic	$0.50	$0.33	$1.41	$0.87

Diluted	$0.44	$0.32	$1.30	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,895	$197,993
Accounts receivable, net	92,569	79,332
Inventories, net	94,041	75,959
Prepaid expenses and other current assets	22,810	19,997
Income taxes receivable	2,950	—
Deferred income taxes, net	9,908	8,832

Total current assets	317,173	382,113

Property and equipment, net	32,462	22,758
Deferred income taxes, net	6,500	21,146
Goodwill	149,475	12,500
Intangible assets, net	48,524	4,036
Other assets	9,488	7,870

	$563,622	$450,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,931	$26,427
Deferred revenue	5,713	4,540
Accrued payroll and related liabilities	16,574	12,778
Accrued product warranties	4,923	3,511
Advance payments from customers	9,360	12,112
Other current liabilities	12,472	8,227
Accrued income taxes	—	2,742
Current portion of long-term debt	128	—

Total current liabilities	83,101	70,337

Long-term debt	205,142	204,369
Pension and other long-term liabilities	11,758	10,875

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2004, and December 31, 2003	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 34,172 and 32,863 shares issued at September 30, 2004, and December 31, 2003, respectively, and additional paid-in capital	207,159	156,154
Retained earnings	48,821	1,388
Accumulated other comprehensive earnings	7,641	7,300

Total shareholders’ equity	263,621	164,842

	$563,622	$450,423

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$47,433	$29,730
Earnings charges not affecting cash:
Depreciation and amortization	10,870	4,514
Disposals and write-offs of property and equipment	(57)	36
Income tax benefit of stock options	18,338	3,657
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,023)	(6,218)
Increase in inventories	(10,422)	(14,655)
Increase in prepaid expenses and other current assets	(3,343)	(5,330)
Increase in other assets	(650)	(262)
Increase in accounts payable	4,731	6,318
Decrease in deferred revenue	(107)	(433)
Increase in accrued payroll and other liabilities	4,615	2,057
(Decrease) increase in accrued income taxes	(5,098)	1,502
Increase in pension and other long-term liabilities	1,233	1,341

Cash provided by operating activities	60,520	22,257

Cash flows from investing activities:
Additions to property and equipment	(9,590)	(2,001)
Proceeds on sale of property and equipment	180	16
Acquisition of Indigo Systems Corporation, net of cash acquired	(159,961)	—
Investment in insurance contracts	(1,000)	(2,601)
Other investments	(716)	(485)

Cash used by investing activities	(171,087)	(5,071)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	203,859
Repayment of capital leases and other long-term debt	(3,717)	—
Repurchase of common stock	(3,144)	(72,163)
Proceeds from exercise of stock options	11,325	4,903
Stock issued pursuant to employee stock purchase plan	758	551

Cash provided by financing activities	5,222	137,150

Effect of exchange rate changes on cash	2,247	1,975

Net (decrease) increase in cash and cash equivalents	(103,098)	156,311
Cash and cash equivalents, beginning of period	197,993	46,606

Cash and cash equivalents, end of period	$94,895	$202,917

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings – as reported	$16,824	$10,865	$47,433	$29,730
Deduct: Total stock-based compensation expense determined under fair value method	(3,591)	(1,732)	(10,961)	(5,363)

Net earnings – pro forma	$13,233	$9,133	$36,472	$24,367

Earnings per share:
Basic – as reported	$0.50	$0.33	$1.41	$0.87
Diluted – as reported	$0.44	$0.32	$1.30	$0.84
Earnings per share:
Basic – pro forma	$0.39	$0.28	$1.09	$0.72
Diluted – pro forma	$0.35	$0.27	$1.01	$0.69

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

The fair value of the stock-based awards granted in the three and nine months ended September 30, 2004 and 2003 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Employee Stock Option Plans:
Risk-free interest rate	2.9%	2.6%	2.4%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	50.6%	57.6%	54.2%	60.1%

Employee Stock Purchase Plan:
Risk-free interest rate	1.2%	1.1%	1.1%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	37.4%	35.2%	37.3%	48.4%

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

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Employee Stock Option Plans:
Per share	$22.90	$11.06	$15.20	$10.82
Total estimated value	$165	$313	$19,729	$1,469

Employee Stock Purchase Plan:
Per share	$11.84	$6.49	$9.67	$7.18
Total estimated value	$263	$162	$491	$370

Note 3. Net Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share—(Continued)

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the quarter ended September 30, 2004. As required by SFAS 128, “Earnings per Share,” the Company has reported diluted earnings per share for the three months and nine months ended September 30, 2004 using the “if converted” method. Under the “if converted” method, net earnings as used for purposes of computing diluted earnings per share is the reported net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the convertible notes were converted at the beginning of the reported period when the conversion circumstances are met. Likewise, diluted shares outstanding are adjusted as if the conversion had taken place at the beginning of the reported period.

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for earnings per share:
Net earnings	$16,824	$10,865	$47,433	$29,730
Interest associated with convertible notes, net of taxes	1,094	—	1,094	—

Net earnings available to common stockholders – diluted	$17,918	$10,865	$48,527	$29,730

Denominator:
Weighted average number of common shares outstanding	33,955	32,959	33,591	34,033
Assumed exercises of stock options, net of shares assumed reacquired under the treasury stock method	2,169	1,399	2,074	1,439
Assumed conversion of convertible notes	4,731	—	1,589	—

Diluted shares outstanding	40,855	34,358	37,254	35,472

Stock options of 2,000 and 22,000 for the three months ended September 30, 2004 and 2003, respectively, and 2,000 and 13,000 for the nine months ended September 30, 2004 and 2003, respectively, were excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a draft abstract for statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-08). EITF 04-08 addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This draft tentatively concludes that contingently convertible debt instruments should be included in diluted earnings per share regardless of whether any of the conversion criteria has been met. In addition, prior period earnings per share amounts presented for comparative purposes should be restated. EITF 04-08, as drafted, is expected to be effective for reporting periods ending after December 15, 2004. Accordingly, if EITF 04-08 is enacted as expected during the fourth quarter of 2004, the Company will restate diluted earnings per share to include the dilutive effect from the assumed conversion of the $210 million convertible notes beginning on the date of issuance.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share – (Continued)

Pro forma disclosure of the Company’s diluted earnings per share using the “if converted” method, assuming conversion at the time of issuance (June 2003) of the convertible notes is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2003	Nine Months Ended September 30,
		2004	2003
Net earnings – as reported	$10,865	$47,433	$29,730
Add: Interest expense associated with convertible notes, net of tax	1,096	3,289	1,342

Net earnings – “if converted”	$11,961	$50,722	$31,072

Fully diluted shares outstanding	34,358	37,254	35,472
Add: Diluted shares associated with convertible notes	4,731	3,142	1,906

Fully diluted shares – “if converted”	39,089	40,396	37,378

Diluted earnings per share – “if converted”	$0.31	$1.26	$0.83

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw material and subassemblies	$54,318	$41,190
Work-in-progress	26,230	25,682
Finished goods	13,493	9,087

	$94,041	$75,959

Note 5. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Nine Months Ended September 30,
	2004	2003
Accrued product warranties, beginning of year	$3,511	$3,432
Amounts paid for warranty services	(3,077)	(3,025)
Warranty provisions for products sold	4,489	3,091
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$4,923	$3,498

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At September 30, 2004, the interest rate ranged from 3.04% to 4.50%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At September 30, 2004, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $2.4 million of letters of credit outstanding under the Credit Agreement at September 30, 2004, which reduces the total available credit.

The Company, through two of its European subsidiaries, has a 40 million Swedish Kroner (approximately $5.4 million) line of credit at 2.7% interest and a $2 million line of credit at 6.25% interest at September 30, 2004. At September 30, 2004 and December 31, 2003, the Company had no amounts outstanding under these lines. The 40 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the quarter ended September 30, 2004.

As part of the acquisition of Indigo Systems Corporation (Note 12), the Company assumed a promissory note. The promissory note bears interest of 1.75% and is collateralized by certain assets purchased by the acquired subsidiary, prior to the acquisition by the Company. At September 30, 2004, $196,000 was outstanding on the promissory note.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$16,824	$10,865	$47,433	$29,730
Unrealized loss on short-term investments	—	(485)	—	(485)
Realization of previously unrealized losses on short-term investments	—	—	779	—
Translation adjustment	2,514	2,900	(438)	5,459

Total comprehensive earnings	$19,338	$13,280	$47,774	$34,704

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service costs	$84	$290	$252	$870
Interest costs	153	134	458	401
Net amortization and deferral	52	54	155	164

Net periodic pension costs	$289	$478	$865	$1,435

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

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Imaging	$74,035	$43,019	$228,789	$134,661
Thermography	36,734	27,213	110,136	79,904

	$110,769	$70,232	$338,925	$214,565

Earnings from operations:
Imaging	$18,663	$11,904	$55,914	$32,988
Thermography	12,814	9,365	36,681	24,078
Other	(5,818)	(3,500)	(17,860)	(10,068)

	$25,659	$17,769	$74,735	$46,998

	September 30, 2004	December 31, 2003
Segment assets (accounts receivable and inventories):
Imaging	$135,895	$107,339
Thermography	50,715	47,952

	$186,610	$155,291

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information – (Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$72,360	$41,783	$206,928	$122,309
Europe	27,962	20,213	80,540	64,436
Other foreign	10,447	8,236	51,457	27,820

	$110,769	$70,232	$338,925	$214,565

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2004	December 31, 2003
United States	$215,744	$22,929
Europe	24,205	24,235

	$239,949	$47,164

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
US Government	$45,015	$19,690	$122,279	$53,115

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Acquisition of Indigo Systems Corporation – (Continued)

The acquisition was accounted for as a business combination under SFAS 141, “Business Combinations.” The Consolidated Statement of Income for the nine months ended September 30, 2004 includes the results of operations of Indigo for the period beginning on January 6, 2004 through September 30, 2004. The Company allocated the purchase price of $192,134,000, which includes professional fees and other costs directly associated with the acquisition, as follows (in thousands):

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

The purchase price allocation is substantially complete. Certain elements, such as the lapsing of the escrow period, may impact the final purchase price allocation. Although the Company does not anticipate significant revisions to the purchase price allocation, material adjustments could occur.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue	$82,815	$251,535
Net earnings	$9,919	$27,508

Net earnings per share:
Basic	$0.30	$0.81
Diluted	$0.28	$0.76

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

Results of Operations

Revenue. The Company’s revenue for the three months ended September 30, 2004 increased 57.7 percent, from $70.2 million in the third quarter of 2003 to $110.8 million in the third quarter of 2004. Of the increase, $16.0 million was attributable to Indigo Systems Corporation (“Indigo”), which was acquired on January 6, 2004 (See Note 12 to the Consolidated Financial Statements). Not including Indigo, the increase in revenue was $24.5 million or 34.9 percent. The Company’s revenue for the nine months ended September 30, 2004 increased 58.0 percent from $214.6 million in the first nine months of 2003, to $338.9 million in the first nine months of 2004. Not including Indigo, the increase in revenue for the first nine months of 2004 was $77.7 million or 36.2 percent. The increases in revenue for both the three month and nine month periods were due to an increase in unit volumes due to growth in the demand for a number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $31.0 million, or 72.1 percent, from $43.0 million in the third quarter of 2003 to $74.0 million in the third quarter of 2004. Of the increase, $13.9 million was attributable to Indigo. Excluding Indigo, the increase in Imaging revenue was $17.1 million or 39.7 percent. Imaging revenue for the nine months ended September 30, 2004 increased 69.9 percent from $134.7 million in the first nine months of 2003, to $228.8 million in the first nine months of 2004. Excluding Indigo, the increase in Imaging revenue for the first nine months of 2004 was $57.0 million or 42.4 percent. The increase in Imaging revenue in the third quarter and in the first nine months of 2004 compared to the same periods in 2003 was primarily due to an increase in unit sales of the Company’s airborne and ground products.

Thermography revenue increased 35.0 percent, from $27.2 million in the third quarter of 2003 to $36.7 million in the third quarter of 2004. Of this increase, $2.1 million was attributable to Indigo. Without including this $2.1 million, the increase in Thermography revenue was $7.4 million or 27.3 percent in the third quarter of 2004. Thermography revenue for the nine months ended September 30, 2004 increased 37.8 percent, from $79.9 million in the first nine months of 2003, to $110.1 million in the first nine months of 2004. Without including Indigo, Thermography revenue increased $20.6 million, or 25.8 percent in the first nine months of 2004. Higher Thermography revenue in the third quarter and the first nine months of 2004 was primarily due to an increase in unit sales of the E-Series and the A20/A40 product lines.

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

As a percentage of revenue, international sales were 34.7 percent and 40.5 percent for the quarters ended September 30, 2004 and 2003, respectively, and 38.9 percent and 43.0 percent for the first nine months of 2004 and 2003, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended September 30, 2004 was $59.0 million compared to $39.0 million for the same quarter last year. As a percentage of revenue, gross profit decreased from 55.5 percent in the third quarter of 2003 to 53.2 percent in the third quarter of 2004. Gross profit for the nine months ended September 30, 2004 was $173.4 million, or 51.2 percent of revenue, compared to $114.2 million or 53.2 percent of revenue for the nine months ended September 30, 2003. The gross profit for the quarter and nine months ended September 30, 2004 included $698,000 and $2.1 million, respectively, of amortization expense attributable to developed technology intangibles acquired as part of the acquisition of Indigo. In addition, the gross profit for the nine months ended September 30, 2004 included $1.3 million of expense related to the recognition of the one-time stepped-up values of the acquired inventories of Indigo. Without these charges and the gross profit from Indigo, gross profit as a percentage of revenue for the third quarter and the first nine months of 2004 was 54.9 percent and 53.3 percent, respectively. The slight decrease in gross profit as a percentage of revenue, not including the Indigo inventory impact and amortization expense, was due to the product mix within the segments.

Research and development expenses. Research and development expenses for the third quarter of 2004 totaled $11.3 million, compared to $6.3 million in the third quarter of 2003. Research and development expenses for the first nine months of 2004 were $32.7 million, compared to $21.6 million for the same period in 2003. The increase in research and development expenses was due to the continued growth in the business and the inclusion of results from Indigo in 2004. As a percentage of revenue, research and development expenses were 10.2 percent and 8.9 percent for the three months ended September 30, 2004 and 2003, respectively, and 9.6 percent and 10.1 percent for the first nine months of 2004 and 2003, respectively. The overall level of research and development expense reflects the continued emphasis on product development and new product introductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $22.0 million for the quarter ended September 30, 2004, compared to $15.0 million for the quarter ended September 30, 2003. Selling, general and administrative expenses for the first nine months of 2004 were $66.0 million, compared to $45.5 million for the first nine months of 2003. The increase in selling, general and administrative expenses was due to the continued growth in the business and the inclusion of results from Indigo in 2004. Selling, general and administrative expenses as a percentage of revenue were 19.9 percent and 21.3 percent for the quarters ended September 30, 2004 and 2003, respectively, and 19.5 percent and 21.2 percent for the first nine months of 2004 and 2003, respectively. Included in selling, general and administrative expenses for the third quarter and first nine months of 2004 was $674,000 and $2.0 million, respectively, of amortization expense of intangible assets acquired as part of the acquisition of Indigo associated with customer relationships, trademarks, and trade names.

Interest expense. Interest expense for the third quarter of 2004 was $2.0 million compared to $2.2 million for the third quarter of 2003. Interest expense for the first nine months of 2004 and 2003 was $6.1 million and $2.9 million, respectively. The increase for the first nine months of 2004 was primarily due to the accrual of interest on the convertible notes that the Company issued in June 2003 and the related costs of the issuance of the notes.

Other income/expense. For the quarter ended September 30, 2004, the Company recorded other expense of $429,000 compared to other income of $35,000 for the third quarter of 2003. The Company recorded other expense of $1.0 million and $415,000 for the first nine months of 2004 and 2003, respectively. The other expense for the first nine months of 2004 was primarily due to currency losses on certain foreign currency transactions in Europe. For the first nine months of 2003, currency losses were partially offset by interest income on invested cash.

Income taxes. The income tax provision of $6.5 million and $20.2 million for the three months and nine months ended September 30, 2004, respectively, is based on an annual effective tax rate of 30 percent. The Company expects the effective tax rate for 2004 to be 29 percent, based on its estimate of expected year-end earnings and losses and resultant taxes in its various domestic and foreign tax jurisdictions. The annual effective tax rate applied in the third quarter and the first nine months of 2003 was 32 percent.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents on hand of $94.9 million compared to cash on hand of $198.0 million at December 31, 2003. The decrease in cash and cash equivalents was primarily due to the use of $168.2 million for the Indigo acquisition and related costs offset by $8.2 million of cash acquired in the acquisition, $60.5 million of cash generated from operations and $9.6 million used for capital expenditures.

Accounts receivable increased from $79.3 million at December 31, 2003 to $92.6 million at September 30, 2004. The increase was primarily attributable to Indigo’s accounts receivable of $9.6 million at September 30, 2004.

At September 30, 2004, the Company had inventories of $94.0 million compared to $76.0 million at December 31, 2003. The increase was primarily due to the inclusion of Indigo’s inventories of $10.2 million and an anticipation of shipments in the fourth quarter of 2004.

Property and equipment increased from $22.8 million at December 31, 2003 to $32.5 million at September 30, 2004. The increase was primarily related to the acquisition of property and equipment from Indigo of $5.8 million and capital expenditures of $9.6 million.

The Company’s investing activities totaled $171.1 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively. The higher level of investing in the first nine months of 2004 was primarily due to the acquisition of Indigo.

Deferred tax assets decreased from $30.0 million at December 31, 2003 to $16.4 million at September 30, 2004. The decrease was primarily related to the deferred tax liabilities recorded in relation to the Indigo acquisition.

The Company had accounts payable of $33.9 million at September 30, 2004, compared to $26.4 million at December 31, 2003. The increase was primarily due to the assumption of accounts payable of Indigo and higher inventories.

Accrued payroll and related liabilities increased from $12.8 million at December 31, 2003, to $16.6 million at September 30, 2004. The increase is primarily from the assumption of accrued payroll of Indigo and the timing of payroll payments.

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At September 30, 2004, the interest rate ranged from 3.04% to 4.50%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At September 30, 2004, the Company had no amounts outstanding under the Credit Agreement and was in compliance with all covenants. The Company had $2.4 million of letters of credit outstanding under the Credit Agreement at September 30, 2004, which reduces the total available credit.

The Company, through two of its European subsidiaries, has a 40 million Swedish Kroner (approximately $5.4 million) line of credit at 2.7% interest and a $2 million line of credit at 6.25% interest at September 30, 2004. At September 30, 2004 and December 31, 2003, the Company had no amounts outstanding under these lines. The 40 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the applicable subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the applicable subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the current quarter.

We believe that our existing cash, cash generated by operating activities, available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant capital commitments for the coming year.

New Accounting Pronouncements

In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a draft abstract for statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-08). EITF 04-08 addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This draft tentatively concludes that contingently convertible debt instruments should be included in diluted earnings per share regardless of whether any of the conversion criteria has been met. In addition, prior period earnings per share amounts presented for comparative purposes should be restated. EITF 04-08, as drafted, is expected to be effective for reporting periods ending after December 15, 2004.

During the quarter ended September 30, 2004, the Company met the market price trigger of its $210 million convertible notes and has reported diluted earnings per share using the “if converted” method to computed diluted earnings per share for the three months and nine months ended September 30, 2004, as required under SFAS 128, “Earnings per Share,” and will continue such treatment until EITF 04-08 has been adopted.

In March 2004, the Financial Accounting Standards Board issued an exposure draft No. 1102-100, “Share-Based Payment,” an amendment of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 95, “Statement of Cash Flows.” The objective of the accounting that would be required under this amendment is to recognize in the financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions. The final Statement would be effective for any interim or annual period beginning after June 15, 2005.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company has not identified any material weaknesses but has implemented or is in the process of implementing certain enhancements with respect to its internal control over financial reporting. These efforts have been discussed with the Company’s independent accountants and with the Company’s Audit Committee and Board of Directors. However, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

None.

Item 5. Other Information

On November 4, 2004, the Company and Mellon Investor Services LLC entered into Amendment No. 2 to Rights Agreement dated as of November 4, 2004 (“Amendment No. 2”). Amendment No. 2 amends the Rights Agreement dated June 2, 1999, as amended as of June 5, 2003 by and between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (the “Rights Agreement”). Amendment No. 2 amended the definition of “Purchase Price” under the Rights Agreement to change that price from $65.00 to $225.00.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Number	Description
10.1	Amendment No. 2 to Rights Agreement dated as of November 4, 2004 by and between FLIR Systems, Inc. and Mellon Investor Services LLC.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	During the three months ended September 30, 2004, the Company filed or furnished the following reports on Form 8-K:

1.	The Company furnished a current report on Form 8-K, on July 22, 2004, reporting under Item 7 and Item 12 on the issuance of a press release announcing its financial results for the quarter ended June 30, 2004 and its expectations as to revenue and net earnings for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 5, 2004	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)