Form 10-K
period 2004-12-31
FLIR SYSTEMS INC
filed 2005-03-04
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004.

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

As of June 30, 2004, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $1,822,084,829.

As of February 15, 2005, there were 69,629,800 shares of the Registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

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

Thermography products are generally sold into commercial and industrial applications. Most of our higher performance cameras incorporate temperature measurement capability, enabling the user to perform a wide variety of diagnostic and analytic activities. Applications for these cameras include electrical and mechanical preventative maintenance, process control, test and measurement and scientific analysis. These cameras are typically priced between $10,000 and $80,000.

We introduced two new, lower priced camera lines, the E-Series (in 2002) and the A-Series (in 2003), which have increased the number of markets and applications served by our Thermography division. These cameras range in price from approximately $10,000 to $30,000 and address newer markets such as commercial and residential building inspection, moisture detection and low cost process control applications, as well as helping to penetrate a more value conscious market segment across the core predictive maintenance marketplace. Our Thermography products may be either hand-held or fixed mounted and some can be connected to web interfaces for remote monitoring and control. Thermography products are principally designed in Danderyd (Stockholm), Sweden and are produced on a state-of-the-art robotic assisted assembly line at that facility.

Our Imaging division offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants such as smoke, haze and most types of fog. We offer hand-held imaging systems as well as fixed or vehicle mounted products specially designed for land, airborne and marine applications. Examples of our Imaging products include hand-held systems used for reconnaissance, surveillance and law enforcement, stabilized gimbal mounted systems for fixed and rotary wing aircraft applications, fixed mounted ground systems for security and surveillance applications, and maritime systems designed to withstand the rigors of a saltwater environment. Imaging products are often customized for their specific application. Our products frequently incorporate additional sensors, including visible light cameras, laser rangefinders, laser illuminators, laser designators, and image analysis software. Imaging products range in price from under $10,000 for the least sophisticated imaging cores to nearly $1 million for our most advanced stabilized systems. Our large gimbal mounted systems, are produced in our Portland, Oregon facility, while our smaller gimbaled systems, as well as fixed mounted and most hand-held systems, are produced in our facility in North Billerica (Boston), Massachusetts. Many of our security and surveillance products are designed and manufactured at our Goleta (Santa Barbara), California facility. We also produce certain Imaging systems for targeting and high-end long range security in Sweden. We compete on the basis of product performance, quality, features and functions, customer service and training, distribution capability and price.

Product development in our Imaging division is generally conducted either as Commercial off the Shelf (“COTS”), or Commercially Developed, Military Qualified (“CDMQ”). COTS development is characterized by development of products primarily for government and commercial markets that may be sold into limited military applications, using our own internally generated funds for research and development. CDMQ refers to those circumstances where we use our own internally generated funds to develop commercial products that are specifically designed to meet military qualifications and are sold to high-end commercial and military applications and programs. We have increased our emphasis on CDMQ as a development strategy, and it is a growing part of our Imaging business. We also periodically accept government funded research and development contracts.

Our products utilize two types of infrared detectors. Our highest performance products utilize infrared detectors that are cooled to near absolute zero with a micro-cooler. This technique offers high sensitivity and resolution for long-range applications or those requiring high measurement precision. Most of our Thermography products and our lower cost Imaging products utilize a detector technology that operates at or near room temperature and thus does not require a micro-cooler. This “uncooled” technology is lighter, uses less power and is less expensive to produce. The performance of uncooled detectors has improved in recent years, and as production volumes have increased, prices have dropped, spurring market expansion.

On January 6, 2004, we completed the acquisition of Indigo Systems Corporation (“Indigo”), based in Santa Barbara, California, for total consideration of approximately $192 million. Indigo is a leading producer of infrared detectors and infrared camera subsystems and cameras. With this acquisition, we now design and produce both cooled and uncooled infrared detectors ourselves. Indigo has also enabled us to expand into several new markets, including high-end scientific cameras, sales of camera assemblies to original equipment manufacturers, and certain military program markets. Since the acquisition of Indigo, we have also located the development of our uncooled low-end security and surveillance products in the Santa Barbara facility.

We have built a worldwide distribution system that allows us to sell our products in a wide range of international and domestic markets. In 2004, 42% of our revenue was derived from international customers. Our products are generally subject to export licensing requirements by various agencies of the United States Government. These licensing requirements can from time to time cause delays in order shipments. No single customer accounted for more than 10% of our sales, but consolidated sales to all agencies of the United States Government totaled 40%. In 2004, Thermography sales accounted for 34% of our total, while Imaging contributed 66%. We use a combination of direct sales and distributors, depending on product type and geographic area.

FLIR Systems, Inc., an Oregon corporation, was incorporated in 1978. The Company’s headquarters are located at 16505 SW 72nd Avenue, Portland, Oregon 97224-7705, and the telephone number at this location is (503) 684-3731. Information about the Company is available on the internet at www.flir.com.

Industry Overview

Infrared is a portion of the electro-magnetic spectrum that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of so called “low light” vision systems such as visible light intensification. Thermal or infrared imaging is different because an infrared system enables an operator to see objects in total darkness, without any light source whatsoever, and even through obscurants such as smoke, haze and most types of fog. Also, unlike visible light intensification technology, infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night. Advanced thermal imaging systems can also detect and measure minute temperature differences, a critical tool for a variety of industrial and scientific applications.

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. There are two primary types of infrared detectors, often referred to as “cooled” and “uncooled”. Cooled detectors, which generally offer higher performance, must be cooled to very low temperatures (-200°C) in order to operate. This results in a system that is heavier, more complex and uses more power than uncooled detectors. Conversely, uncooled detectors are lighter, less complex, less expensive to produce, and use less power than cooled detectors. While the performance of uncooled technology is improving, it is still less sensitive and has shorter range performance than cooled detectors. We expect the demand for both types of systems to continue to grow. As detector unit volumes rise, cost is expected to decline, particularly for uncooled detectors. This is expected to enable the production of less expensive systems, and thus increase overall demand.

Most of our Thermography division products use uncooled detectors and we have successfully introduced less expensive infrared cameras into emerging market segments such as building construction and restoration, home inspections, commercial and industrial security, and moisture detection. We use cooled detectors in many of our Imaging systems and expect demand for such technology to continue, particularly in applications where longer range, greater sensitivity and better resolution is critical. Such applications include military, airborne law enforcement, long-range surveillance and security, search and rescue and scientific research and development.

Markets

The Company is divided into two main business segments, according to the markets served. The Thermography division produces systems that provide precise temperature measurement and thermal pattern and other diagnostic capabilities used for a variety of commercial, industrial and governmental applications. The Imaging division produces a wide range of systems that are used in such applications as long-range surveillance, reconnaissance, search and rescue, perimeter security, force protection, targeting and law enforcement. Financial information about geographic and segment operations appears in Note 15 to the Consolidated Financial Statements in Item 8.

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

The Thermography market primarily consists of the following end-user market segments:

Predictive Maintenance	Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases the equipment’s productivity and avoids catastrophic failures or major equipment damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this market segment.

Research & Development	Because of infrared’s unique ability to detect minute differences in temperature while detailing complex thermal dynamics and patterns, Thermography systems are a useful tool in a wide variety of research and development applications. As industry is driven to make smaller, lighter and more powerful electronic products, the problem of dealing with self-generated heat is becoming increasingly difficult. Our systems provide the ability to view thermal distribution in real time for products ranging in size from small hybrid integrated circuits to jet engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components and aircraft engines. Systems used in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software.

Target Signature Analysis	Highly sensitive, high speed thermal imaging systems are used at government operated test ranges for evaluating the infrared appearance or “signature” of various military objects. These tests are conducted at high speeds and over long distances, requiring extremely sensitive thermal imaging equipment to capture and record data for further processing and analysis.

Manufacturing Process Control	The ability to determine whether a manufacturing process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermal imaging and image analysis allow for the monitoring and control of heat, which is used in virtually all industrial processes. Similarly, thermal imaging systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials. Many processes that cannot be monitored visually because of obscurance from smoke or steam are readily visible using infrared imaging.

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

Building Inspection	We have created a new “B-Series” within our E-Series camera platform to address the specific requirements of the building inspection market. Infrared imagers can detect missing insulation, water intrusion, pest infiltration, gauge energy efficiency, assess indoor air quality and help detect the presence of mold

Emerging Thermography	Our E-Series and A-Series products have expanded our traditional markets and opened new markets for our products. For example, smaller manufacturing facilities, electrical cooperatives and electrical contractors that could not justify the cost of a high-end product have purchased E-Series cameras to replace paid consultancy services. A special version of our E-Series camera, known as the ThermaCAM® Scout, has been adapted to meet the needs of the emerging security markets at state and local law enforcement agencies. Our new low cost A-Series fixed mounted infrared cameras are now deployed into manufacturing environments that have not been able to solve quality problems with visual technology. In addition, they are deployed to see through the common occurrence of smoke, steam and fog in harsh industrial environments, such as metal shredding and pulp and paper processing.

We expect additional market segments for thermal imaging to develop due to the lower cost and enhanced performance characteristics of uncooled thermal imaging technology. As system prices decline, thermal imaging technology will offer solutions for a wide variety of new commercial applications. These may include monitoring of food distribution, storage and preparation, veterinary science, automotive care, aircraft inspection, maritime vessel inspections and electrical inspections.

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

The Imaging market primarily consists of the following end-user market segments:

Search and Rescue	Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or in vehicles, to provide offshore oil platform safety and to provide emergency or disaster response support for missing persons or accident victims. Such systems are in use today by the US Coast Guard, the US Marines, the US Air National Guard and the United Kingdom Ministry of Defense.

Federal Drug Interdiction	Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities. Our systems are in use by the US Customs Service, the US Drug Enforcement Agency and the US Federal Bureau of Investigation, as well as by foreign governments.

Surveillance and Reconnaissance	Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situation awareness, particularly at night or in conditions of reduced or obscured visibility.

Navigation Safety	Thermal imaging systems are used in navigation safety applications to improve missions by enabling crews piloting aircraft or ships to see terrain and objects and to detect and avoid obstacles at night and in conditions of limited visibility due to smoke, haze or fog.

Border and Maritime Patrol	Thermal imaging systems are used in airborne, shipborne and fixed installation applications for border and maritime surveillance, particularly at night, to monitor borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. FLIR cameras are currently deployed along the US borders and are also used by the Royal Australian Air Force.

Environmental Monitoring	Thermal imaging systems are used in environmental monitoring applications including forest fire detection and suppression, oil spill detection and monitoring and wildlife management.

Perimeter Security	Thermal imaging systems are used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. The US Air Force is currently using FLIR cameras extensively for force protection at its foreign airbase locations.

Electronic News Gathering	The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. News stations with this capability can provide close-up coverage of events, disasters or safety restricted areas to their viewing audiences. This market segment typically requires very high performance daylight cameras installed in highly stabilized gimbal turrets for mounting on news helicopters. Systems need to provide high-resolution, jitter-free video that can be down-linked to the production studio or command center on a real-time basis.

Law Enforcement	We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost people and provide situational awareness to officers on the ground. Systems designed for this market typically have both an infrared and a visible light camera installed in a smaller, lightweight gimbal. System size and weight continue to decline, enabling the use of systems on smaller weight-restricted helicopters and fixed wing aircraft. In addition, law enforcement agencies have established thermal imaging as a primary support tool and should continue to take advantage of public support for this type of law enforcement.

In addition, we offer two low cost hand-held systems, the ThermaCAM® Scout and the ThermoVision® Flashsight, to the hand-held law enforcement market. These cameras provide a lightweight, cost effective high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions in total darkness and with complete stealth.

Targeting	The use of thermal imaging technology is becoming increasingly prevalent in the military community. FLIR’s thermal imaging systems provide clear views of targets at long ranges through darkness or other environmental obscurants. These systems are frequently used together with conventional “day” sighting devices and offer a “clip-on” night operation capability to existing weapons. FLIR offers several products in this application ranging from a clip-on rifle scope device to a high precision stabilized airborne laser designator system.

Transportation Night Vision	We have entered into a cooperative development agreement with Autoliv Electronics, a major supplier of safety equipment to the automotive industry. We expect to offer a night vision system for passenger automobiles, beginning with the 2006 model year. These systems will utilize infrared camera modules produced in Santa Barbara, California. The system will provide drivers with the ability to see at night and through certain obscurants such as smoke and fog at distances in excess of traditional headlights.

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

Infrared Detector Design	With the acquisition of Indigo, we gained the ability to design and manufacture both cooled and uncooled infrared detector arrays. We now manufacture uncooled Vanadium Oxide microbolometers and cooled detectors using Indium Antimonide, Indium Gallium Arsenide and other materials at our facility in Santa Barbara. Internal design and manufacturing of detectors provides significant cost and engineering advantages compared with the use of third-party detectors.

Integrated Circuits and Electronic Design	We design signal processing circuits that interface directly with the detector arrays to convert infrared radiation into electronic signals. We also design the electronic image processing that is necessary to convert the electronic signals into standard video format. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability. In addition, with our acquisition of Indigo, we now have the ability to design our own detector read-out integrated circuits.

Software Development	We believe that software development is important to the ongoing improvement in our products. Each year, FLIR introduces a variety of software products that have tuned our standard camera products to more effectively meet the needs of new and emerging markets. Our products utilize a combination of embedded and desktop software products. Currently, we possess the capability to develop and refine all types of software used in our systems. We also develop and deploy software that is used for testing and characterization of our systems.

Optical Design and Fabrication	We currently design and manufacture many of the sophisticated optics that are required to produce a thermal imaging system. This capability allows us to significantly shorten the product development cycle and avoid costs and delays associated with a reliance on third-party optics suppliers.

Optical Coating	Infrared optics require custom vapor deposited coatings to improve the transmission of the unique lens materials that are used in infrared systems. These coatings are essential to maximizing the performance and thermal sensitivity of the systems. FLIR has developed the in-house capability for high volume production coatings and for the development and testing of new coatings to lower costs and improve performance and field ruggedness of the infrared lenses.

The acquisition of Indigo has added significantly to our technology base and in-house expertise, particularly in the area of integrated circuit design, infrared detector technology, and software design.

Research and development expenses were $45.8 million in 2004, $30.7 million in 2003, and $26.9 million in 2002. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in both of our business segments.

Products

Thermography Products.    In the Thermography division, we manufacture products that are sold to a wide range of commercial and government customers, including electric utilities, manufacturing industries, building inspectors and machine vision customers. For industrial customers, we have developed infrared imaging systems that feature accurate temperature measurement, thermal pattern recognition, data storage and analysis. Many systems have been modified to take advantage of the higher quality and lower cost detectors we now source in-house. Many of our hand-held cameras look and function much like a standard camcorder, utilizing off-the-shelf technologies for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capabilities with common factory automation systems as well as being able to network via the internet. The products are evolved on an on-going basis with new models being introduced to the market featuring enhancements in functionality and performance based on customer requests. This keeps the product lines up to date and competitive, and enables us to generate revenue from system upgrades.

We offer a series of key post-processing software packages. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications.

We offer training on the principles of thermography and the use of our products through ITC®, our Infrared Training Center, which provides comprehensive training, certification and applications engineering from several FLIR locations or at the customer’s site. We have begun to license Infrared Training Centers to qualified third parties in certain countries. In 2004, nearly 4,000 people received training at our Infrared Training Centers worldwide.

We organize our Thermography products into four product families: ThermaCAM® P-Series, ThermaCAM® E-Series, ThermaCAM® S-Series, and ThermoVision® A-Series.

ThermaCAM® P-Series	The P-Series line of professional-grade thermal imaging and measurement systems, introduced in 2002, is a state-of-the-art, high performance hand-held thermal imaging and measurement system. Designed for the professional thermographer, the P-Series line of Thermography cameras provides for accurate temperature measurement of objects from –40°C to +2000°C. The system features numerous automated features, offering one-hand, point and shoot operation and offers significantly enhanced sensitivity, improved data connectivity, automatic report generation, auto focus and an innovative new product design that incorporates a detachable color LCD display and remote control. The ThermaCAM® P-Series cameras have applications across all commercial Thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, preventing unscheduled downtime, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

ThermaCAM® E-Series	The E-Series product line of Thermography cameras, introduced in 2002, created a new market segment for the Thermography business. The E-Series cameras, which resemble a flashlight in appearance, weigh only 1.5 pounds and feature a built-in color display, long-life battery, temperature measurement and image storage capabilities. The cameras also enable images to be downloaded to a computer through its USB port connection, the same connection used by consumer video cameras. The E-Series products are small enough to wear on a belt in the same way electricians now carry small voltage and amp meters. This new product line is ideal for applications such as building diagnostics, electrical inspection, and veterinary evaluations in addition to predictive maintenance and process control.

ThermaCAM® S-Series	We have integrated high sensitivity Indigo detectors into our Thermography S-Series product line. The ThermaCAM® S-Series cameras are similar to the P-Series cameras except they typically incorporate high-definition cooled focal plane array sensors that offer an increased level of sensitivity, image quality and measurement precision. The S-Series cameras are designed primarily for high-end research and development applications. The S60 and S40 utilize an uncooled microbolometer detector and are well suited for general research and development applications such as product thermal testing or PC board inspections. The SC3000 is a quantum well infrared photodetector (“QWIP”) based camera and features extremely high sensitivity and long-wave operation. This camera is well suited for product development applications and certain medical research applications.

ThermoVision® A-Series	In 2003, we replaced the ThermoVision® 320 and 160 Series with a new line of uncooled thermal imaging cameras, known as the ThermoVision® A-Series, for manufacturing process control and machine vision applications. The ThermoVision® A40 offers high-resolution imaging and temperature measurement performance while the ThermoVision® A20 offers strong performance in a small and affordable 160 x120 package. Operating as a remote controlled “smart” sensor in supervised operation or integrated into a complete control system, the ThermoVision® camera transmits data on a continuous real-time basis to factory automation equipment. Using built-in intelligence, the ThermoVision® can process multiple areas of interest, trigger alarms or transmit control data. Examples of ThermoVision® applications include monitoring and controlling the manufacture of metal, plastic or glass parts, where thermal properties are critical to the final product. ThermoVision® sensors are used to provide real-time feedback to reduce warranty claims and assure consistent product quality.

ThermaCAM® Reporter	The ThermaCAM® Reporter Suite has been redesigned to work with Microsoft® Word and the latest Microsoft® Office environment. This release has made infrared report generation faster and easier than before by embedding tools that analyze thermal images right inside the word processing environment our customers are most familiar with. This program saves a great deal of time by allowing our customers to simply drag and drop images from our camera’s storage medium into prepared reports that automatically place thermal, visual and text information into the right location on a standard Microsoft® Word document.

ThermaCAM® Researcher	The ThermaCAM® Researcher is a suite of Windows®-based analysis software introduced in 2000 and previously available only with the SC series cameras. In 2005, Researcher use has been expanded to cover the

S-Series and A-Series infrared cameras, as well as the Indigo Merlin camera. Researcher software is tailored specifically to allow design engineers to evaluate static or dynamic thermal events and data. Information is captured and stored on standard PC memory devices and can be analyzed in real time with this software package. We’ve also created firewire connections to streamline data collection – a primary goal of design engineers. The product is used in applications including product development, failure analysis, pilot production monitoring and thermal management.

Imaging Products.    In the Imaging division, we manufacture products that are sold to military, paramilitary, law enforcement, surveillance and security customers. Typically we provide “vision enhancement” capability to people who need to see in the dark, through adverse environments, or from mobile platforms. We address several key end-user segments, including airborne, land, maritime, broadcast, law enforcement and security and surveillance markets. For airborne applications, we have developed highly stabilized turrets (“gimbals”), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser rangefinder, a laser illuminator, a laser designator and a long-range visible light spotter scope. The systems have sophisticated embedded software providing tracking, GPS, moving maps and aircraft information. For land applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. All land systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (CCTV, Laser Range Finder, Compass, GPS). Hand-held ground products typically look like militarized camcorders or electronic binoculars. They typically are very rugged and have optional lenses and target location capabilities. Targeting products are typically designed to attach to existing daylight sights to provide bore-sighted nighttime capabilities. Some targeting systems are hand-held or tripod-mounted, and provide detailed target location data through the use of other position sensing technologies. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser rangefinders.

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

Star SAFIRE™ II	Introduced in 1999, the Star SAFIRE™ II is an enhanced evolution on the Star SAFIRE. The system features improved performance through the use of a military qualified gyro-stabilized gimbal and a micro-scanned indium antimonide third generation focal plane array detector. Typical configurations contain multiple optical payloads in addition to the infrared imaging system, including a TV camera with a zoom lens for daylight operations, a long-range daylight spotter scope, laser rangefinder, laser illuminator or laser designator. Examples of Star

SAFIRE II applications include search and rescue, maritime patrol, unmanned air vehicles (“UAV”), reconnaissance missions, border and coastal surveillance and target identification and designation.

Star SAFIRE™ III	Introduced in 2003, the Star SAFIRE™ III is an enhanced evolution on the Star SAFIRE II. The system features improved performance through the use of a 640 X 480 micro-scanned indium antimonide third generation focal plane array detector which offers four times the number of pixels compared to the Star SAFIRE II systems. As with the Star SAFIRE II, typical configurations contain multiple optical payloads in addition to the infrared imaging system, including a TV camera with a zoom lens for daylight operations, a long-range daylight spotter scope, laser rangefinder, laser illuminator or laser designator. The Star SAFIRE III also offers a significantly improved long-range TV spotter scope and an optional image intensified camera capability that can be mixed with the infrared or conventional TV image to enhance imaging performance.

Star-Q™	The Star-Q™ system, introduced in 2001, is a digital airborne system with a high-performance long-wave focal plane array sensor, based on quantum well infrared photodetector (“QWIP”) technology. The unit represents the first long-wave Gen-III system on the market, and offers distinct advantages in certain cold weather and fire fighting applications. The unit’s 4-axis gyro-stabilized gimbal typically contains a three field-of-view infrared QWIP imager, 3-CCD color TV camera and high power spotter scope. The Star-Q has been selected by the United Kingdom Ministry of Defense and the Swiss Air Force for specific programs.

ThermoVision® 2000	The ground-based ThermoVision® 2000, introduced in 2001, is a fixed- or tripod-mounted thermal imaging system that can detect small objects at 10 or more kilometers away under extreme environmental conditions, day or night. The system utilizes the QWIP-based thermal sensor from the Star-Q system and thus represents the first Gen-III long-wave focal plane array system to the market. The system features mission specific optical configurations and a highly ruggedized enclosure. Capable of remote operation, the system has on-board image processing capabilities, which enhance target detection and identification. Examples of ThermoVision® 2000 applications include perimeter security of military bases and sensitive government installations or buildings.

ThermoVision® Sentry™	The ground-based ThermoVision® Sentry™, introduced in 1998, is the first fixed- or tripod-mounted thermal imaging system featuring uncooled detector technology. Using this technology, this system can operate unattended for very long periods of time without maintenance. The system incorporates a sophisticated, highly accurate pan and tilt mechanism, high speed pointing capability and automated scanning functions. Designed for automated perimeter or facility surveillance, the system has on-board image alarm functions and bi-directional remote communication capabilities. A lower cost version of this product was developed in 2001. This version, the Sentry POD, eliminates the pan and tilt mechanism and allows security system integrators to use their own pan and tilt systems and enclosures. Examples of ThermoVision® Sentry applications include perimeter security of high value or high security environments, border patrol and coastal surveillance applications.

SeaFLIR™ II	The SeaFLIR™ II, introduced in 2003, is an inverted stabilized 9” gimbal infrared imaging system designed specifically for the marine environment. Able to withstand significant shock, vibration, and sea-spray, the SeaFLIR II is hermetically sealed and contains an on-board de-icing system. The system incorporates a high performance indium antimonide infrared focal plane array sensor with a 10x continuous zoom lens, a laser rangefinder and an auto-tracker. This system is designed to be mounted on a mast, wheelhouse or a weapons platform. Examples of SeaFLIR II applications include foul weather navigation, anti-piracy, search and rescue, mine detection and collision avoidance.

MilCAM™ Family	The MilCAM™ system, introduced in 1997, is a high performance hand-held infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. The system uses off-the-shelf batteries and weighs less than 5 pounds. The MilCAM LE features a cooled platinum silicide detector and is designed for law enforcement applications. The MilCAM XP features a high performance indium antimonide detector offering detection beyond 5 kilometers. The MilCAM Recon is the next generation of the MilCAM XP. Utilizing a larger detector, new electronics and new packaging, the Recon has improved range and definition as compared to prior models. Examples of MilCAM applications include perimeter security, coastal surveillance, special operations, police surveillance and search and rescue.

MilCAM™ SeeSpot III	The MilCAM™ SeeSpot III, introduced in 2001, is a hand-held dual-band infrared imaging system that allows military personnel to identify targets at long range and validate the location of laser designator spot locations on the targets. The SeeSpot III is the smallest and lightest product with this capability and eliminates the need to carry separate devices for infrared imaging and laser spot identification. The SeeSpot III is currently in use by several branches of the US Special Forces and certain foreign military organizations.

Ranger II™	The Ranger II™, introduced in 2003, is a high performance fixed mounted infrared imaging system designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation/fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and lightweight, the system can be rapidly deployed on a tripod or in a fixed installation. The system features remote control, integrated pan and tilt and very long-range performance.

UltraMedia™ III	The UltraMedia™ III, introduced in 1999, is a high-resolution, high stabilization electronic news gathering system for airborne use. Utilizing the latest broadcast camera technology, the UltraMedia III offers industry leading magnification and stability. The UltraMedia series electronic news gathering products are the most widely used airborne camera systems in the world today.

UltraMedia™ LE	The UltraMedia™ LE, introduced in 1999, is a compact digital low-light surveillance system that delivers similar performance to the UltraMedia III systems, but also adds extreme low-light imaging capability providing covert surveillance capabilities at night. The product was developed to meet the needs of federal, state and local law enforcement agencies desiring covert observation capabilities at extreme standoff distances.

Ultra 8000™ Ultra 8500™ Ultra 8500FW™	The Ultra 8000™, Ultra 8500™ and Ultra 8500FW™, introduced in 2003, is a family of products that are an evolution of FLIR’s successful Ultra 7500 airborne gimbal-mounted, dual imaging system. These three products offer a range of performance and prices to suit a variety of law enforcement missions and budgets. These systems incorporate a high-resolution, state-of-the-art indium antimonide infrared imaging detector and advanced all-digital imaging electronics. The Ultra 8000 series is the smallest and lightest high performance airborne law enforcement system available. Industry-leading features include a continuous zoom infrared lens, built-in auto-tracking capability, GPS annotation and easy to use hand controller. The system is designed primarily for law enforcement applications where the continuous zoom and auto-tracker aid in keeping suspects in the field of view. The system’s small size and light weight make it attractive for use on smaller, less expensive helicopters which are typically used by US law enforcement agencies.

UltraForce™ II	The UltraForce™ II, introduced in 2000, is a high performance multi-sensor gyro-stabilized gimbal system designed for law enforcement or paramilitary use. The system incorporates a high performance, cooled infrared imaging sensor, utilizing QWIP technology, together with a high-resolution CCD TV camera capable of imaging in moderately low light conditions. This product represents the first long-wave focal plane array based gimbal in the commercial market. The UltraForce II is targeted at higher-end law enforcement agencies flying larger twin-engine helicopters.

ThermoVision® FTI	The ThermoVision® FTI, introduced in 2002 is a third-generation thermal imager based on QWIP technology. The system is a militarized hand-held or tripod-mounted thermal imager designed for use by forward observer troops. The FTI is currently designed for integration with a Simrad LP 10 Target Locator to provide accurate target positioning but can also be used on its own as a hand-held thermal imager. FLIR is currently under contract (through Simrad Optronics) to supply the FTI system to the Swedish and Norwegian armed forces.

ThermoVision® BIRC	The ThermoVision® BIRC, introduced in 2001, is a product that adds night capability to existing missile launching systems in use in Europe today. The BIRC system uses a cooled QWIP detector, operating in the long-wave infrared band. Ideal for operation in cold climates, the BIRC system can be either troop or vehicle deployed. The BIRC can be adapted to a variety of missile systems in use today, including the Milan and TOW missiles.

SnipIR™	The SnipIR™, launched in 2001, is a clip-on infrared device that adds night capability to a standard sniper day-scope. The system uses a cooled indium antimonide detector and provides precise targeting capability with a matched field of view seen through the day scope of the rifle. An innovative image fusion mode allows the operator to blend infrared and daylight images for maximum target discrimination. The SnipIR is currently used by US and foreign Special Forces.

Imaging Cores	Our Imaging Core product line was introduced with the acquisition of Indigo in 2004. This product line provides our OEM customers a full range of imagers to choose from in order to meet the specific needs of their application. Representative applications include a miniature uncooled imager incorporated by Mine Safety Appliance in their Evolution 5000 Thermal Imaging Camera for use by firefighters, a miniature uncooled imager supplied to the US Armed Forces for mounting in an unmanned aerial vehicle and a high performance cooled imager sold to Northrop Grumman Corporation for use in their Litening AT targeting pod deployed on military aircraft.

Security Products	We introduced a new low cost Security Product line in 2004 based on our uncooled detector technology. These new products are being designed to provide novel system solutions to the security market. Initial product introductions include the Flashsight/Thermosight handheld/rifle mount imager, the ThermoVision® Integration Series imager which allows security professionals to add thermal imaging capability to existing or new CCTV enclosures and the ThermoVision® WideEye thermal imager which provides a real-time panoramic 180 degree field of view.

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

A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the US Government accounted for more than 10% of our revenue in 2004, but aggregate sales to US Government agencies accounted for 40% of our revenue for 2004, and 26% in 2003. Financial information about geographic operations and customers appears in Note 15 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

We believe our sales and distribution organization is the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers, service and training centers. Our sales personnel undergo a comprehensive training program on each product’s technical specifications, functions and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We have distinct sales channels for industrial, surveillance, building diagnostics, airborne, land, maritime, security, broadcast, component and military customers. We sell our Thermography products worldwide through a direct sales staff of more than 100 people and a network of nearly 300 distributors (many with multiple offices) and representatives. We sell our Imaging products through a direct sales staff of approximately 100 people and 50 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

Marketing

With our expansion into the low cost segment of the commercial markets, we have developed greater competencies in market research, electronic marketing, marketing communications and business development. Our early success in promoting our products into newer commercial and security and surveillance markets can largely be attributed to our ability to identify new markets, tune our product solutions to meet unique market needs, quickly develop marketing communications that highlight these unique features, and leverage existing and new distribution channels to develop incremental business.

We focus our product marketing activities on internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in approximately 150 trade shows per year. These activities give us the opportunity to educate potential customers about the key features and attributes of our products and how they may be used to address specific customer needs.

Customer Service

We maintain service facilities at our factories in Portland, Oregon; North Billerica (Boston), Massachusetts; Goleta (Santa Barbara), California; Danderyd (Stockholm), Sweden; and West Malling (London), United Kingdom; and at our locations in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy and Hong Kong. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ more than 75 people worldwide in our service organizations. We also maintain field service capabilities in five additional foreign locations under the direction of our independent representatives or distributors.

Backlog

At December 31, 2004 and 2003, we had an order backlog of $159 million and $146 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog may not be indicative of revenue for any future periods because our sales to Thermography customers are generally made pursuant to purchase orders rather than long-term contracts and, accordingly, the Thermography backlog at any given time is for short-term shipments. In addition, the backlog for the Imaging business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is generally obligated to pay certain costs and/or penalties for cancellation.

Manufacturing

We manufacture many of the critical components for our products, including gimbals, optics, infrared detectors, micro-coolers and high-speed motors. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wiring harnesses. These components are then assembled into finished systems and tested at one of our production facilities.

We have invested in automated production equipment for our Thermography manufacturing facility in Sweden, to support the volume demands now generated by the growth of our Thermography business. This automation includes robotic cell calibration facilities that have increased unit throughput.

The acquisition of Indigo gives us the ability to design and manufacture our own cooled and uncooled infrared detectors. Previously, we purchased our cooled detectors from three separate third-party suppliers, and purchased our uncooled detectors under an exclusive arrangement with one supplier. We believe the Indigo acquisition will allow us to continue to obtain high quality uncooled and cooled detectors, at lower cost, while providing better control over future detector design. We intend to maintain third-party sources of supply for all types of detectors as well.

We have developed our own “micro-cooler” that efficiently cools infrared detectors to cryogenic temperatures under battery power in almost any environment.

We purchase certain other key components from sole or limited source suppliers. Accordingly, we could experience late deliveries or a scarcity in the supply of some of these components.

Our manufacturing operations are, from time to time, audited by certain OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Boston and London are ISO 9000:2000 certified. Our facilities in Portland, Stockholm and Santa Barbara are ISO 9001:2000 certified.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, cost, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include L-3 Communications, Raytek, NEC San-Ei, Nippon Avionics Co., Ltd, and Mikron Instruments. In the Imaging market, our competitors include BAE Systems, L-3 Communications, DRS Corporation, Lockheed Martin Corporation, The Boeing Company, El-Op, Sagem and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

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

Employees

As of December 31, 2004, we had 780 employees in the United States and 424 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden are represented by unions whose contracts are subject to periodic renegotiations. We believe our relationships with our employees and unions are good.

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

We maintain our corporate headquarters in Portland, Oregon. The location, approximate size and type of facility of our principal properties are as follows:

Location	Square Feet	Type of Facility
Portland, Oregon	75,000	Corporate headquarters, manufacturing, sales and service
Danderyd, Sweden	165,000	Manufacturing, sales and service
North Billerica, Massachusetts(1)	117,000	Manufacturing, sales and service
North Billerica, Massachusetts	66,000	Sales and service
Goleta, California	107,000	Manufacturing, sales and service
West Malling, United Kingdom	15,000	Sales and service
Milan, Italy	5,000	Sales and service
Paris, France	5,000	Sales and service
Frankfurt, Germany	4,000	Sales and service
Antwerp, Belgium	4,000	Sales and service
Toronto, Canada	4,000	Sales and service
Hong Kong	4,000	Sales and service

(1)	Owned property

In November 2004, we entered into a Purchase and Sale Agreement to purchase a 154,000 square foot building and related land located in Wilsonville, Oregon, to replace the Portland leased property. The transaction is expected to close in the first quarter of 2005, and we expect to occupy the new property during the second half of 2005.

The Portland and owned property in North Billerica are used by the Imaging business. The leased properties in North Billerica, France, Germany, Italy, Belgium and Hong Kong are sales and service locations for the Thermography business. All other properties are used jointly by both the Thermography and Imaging businesses.

We believe our properties are suitable for their intended use, adequate for our business needs and in good condition.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low closing sales price for the Company’s common stock as reported on the Nasdaq National Market System.

	2004		2003
	High	Low	High	Low
First Quarter	$20.28	$17.76	$12.85	$10.43
Second Quarter	27.45	19.20	15.72	11.80
Third Quarter	32.96	26.06	15.97	12.65
Fourth Quarter	31.90	26.61	18.33	12.85

On February 2, 2005, the Company effected a two-for-one split of each share of common stock outstanding on January 12, 2005. The Company issued approximately 34.6 million shares of common stock as a result of this stock split. The closing sales prices in the table above have been restated to reflect the stock split for all periods presented.

At December 31, 2004, there were approximately 150 holders of record of our common stock and 34,559,083 shares outstanding on a pre-split basis. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2004	2003		2002	2001	2000(1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$482,651	$311,979		$261,080	$214,373	$186,357
Cost of goods sold	233,492	146,454		124,060	97,541	104,116

Gross profit	249,159	165,525		137,020	116,832	82,241
Operating expenses:
Research and development	45,796	30,665		26,892	27,235	29,150
Selling, general and administrative	94,237	65,034		59,597	51,861	63,916

Total operating expenses	140,033	95,699		86,489	79,096	93,066

Earnings (loss) from operations	109,126	69,826		50,531	37,736	(10,825)
Interest expense and other expense, net	9,217	5,978		1,638	8,993	11,504

Earnings (loss) before income taxes	99,909	63,848		48,893	28,743	(22,329)
Income tax provision	28,414	19,155		7,334	2,809	3,725

Net earnings (loss)	$71,495	$44,693		$41,559	$25,934	$(26,054)

Net earnings (loss) per share(2):
Basic	$1.06	$0.66		$0.62	$0.43	$(0.45)

Diluted	$0.94	$0.62	(3)	$0.58	$0.40	$(0.45)

Balance Sheet Data:
Working capital	$278,074	$311,776		$121,479	$69,440	$68,419
Total assets	619,445	450,423		233,822	185,038	166,991
Short-term debt	105	—		—	23,954	18,819
Long-term debt, excluding current portion	205,335	204,369		—	—	75,485
Total shareholders’ equity	313,173	164,842		172,327	104,848	29,025

(1)	During 2000, we recorded one-time pre-tax charges of $20.5 million primarily related to streamlining our manufacturing and corporate operations. The charges included $9.0 million related to eliminating older or lower margin products, $8.8 million related to cost accumulations and asset valuations that were written off as a result of these operational changes and $2.2 million for workforce reductions and related costs. We also recorded a charge of $0.5 million related to the settlement of the class action lawsuit. These charges were reflected in cost of goods sold for $13.3 million, operating expenses for $7.0 million, and other expenses of $0.2 million.

(2)	The Company effected a two-for-one split for each share of common stock outstanding on January 12, 2005. The Company’s per share amounts have been restated to reflect the stock split for all periods presented.

(3)	Dilutive earnings per share for the year ended December 31, 2003 has been restated to include the dilutive effects of the convertible notes issued in June 2003, in accordance with statement No. 04-08 of the Emerging Issues Task Force of the Financial Accounting Standards Board.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Thermography market primarily consists of the use of hand-held thermal imaging systems that can detect and measure minute temperature differences, which is useful for a wide variety of industrial and commercial applications. Uses for our Thermography products include predictive and preventative maintenance, process control, condition monitoring, moisture detection and scientific analysis. In 2002, we introduced a new inexpensive product line, known as the E-Series, that has increased the number of markets and applications that Thermography serves. Our Thermography products are produced at our facilities in Sweden and Santa Barbara. A growing distribution network has enabled us to penetrate existing and developing markets and applications worldwide.

Our Imaging business offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants, such as smoke, haze and most types of fog. Product offerings include hand-held and fixed-mounted products for ground, airborne and maritime applications. Applications for our Imaging products include force protection, counter terrorism, search and rescue, perimeter security, navigation safety, law enforcement, narcotics detection, maritime and border patrol, electronic news gathering, anti-piracy and firefighting. Our Imaging products are primarily produced at our Portland, Boston, Santa Barbara and Sweden facilities. A substantial portion of our revenue in the Imaging business is derived from sales to government agencies and we are continuing to expand our military program business, both in the United States and internationally.

On January 6, 2004, we completed the acquisition of Indigo Systems Corporation (“Indigo”) which is located in Goleta (Santa Barbara), California. Indigo is a leading producer of infrared detectors, infrared cameras, and camera subsystems. The acquisition of Indigo provides us with the ability to design and produce infrared detectors for both our Imaging and Thermography business. Indigo also allows us to expand our presence in certain markets, including high-end scientific cameras, OEM’s and certain military program markets.

International revenue accounted for approximately 42.0%, 43.2% and 44.0% of our revenue in 2004, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue. With the production and distribution of our Thermography products in Sweden contributing a large volume of sales denominated in foreign currencies, we have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies. During 2004, there were significant fluctuations in the values of the major currencies in which we conduct business, in particular, a weakening of the US dollar. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in aggregate, did not have a material impact on our results of operations.

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

The Company experiences fluctuations in orders and sales due to seasonal variations and customer sales cycles, such as the seasonal pattern of contracting by the US and certain foreign governments, the frequent requirement by certain customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration. Such events have resulted and could continue to result in certain fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

Revenue recognition.    The majority of our revenue is recognized upon delivery of the product to the customer at a fixed or determinable price and with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the Securities and Exchange Commission in December 2003.

We typically design, market and sell our products as commercial, off-the-shelf products. Many of our Imaging customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after we have determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

We also have a limited number of design and development contracts, principally with governmental customers, that are accounted for in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Under SOP 81-1, revenues and related costs are recognized using the percentage-of-completion method.

Allowance for doubtful accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available. Actual write-offs during the past three years have been insignificant.

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2004, our accounts receivable balance of $116.3 million is reported net of allowances for doubtful accounts of $1.6 million. We believe our reported allowances at December 31, 2004, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory write-downs.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory write-downs when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value. As of December 31, 2004, our inventories of $98.3 million are stated net of inventory write-downs of $14.3 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required.

Cost-basis Investments.    FLIR has invested in two third-party entities. The investments are accounted for on a cost basis since we do not have controlling interests in these entities nor do we have the ability to exercise significant influence on them. As of December 31, 2004, we have carrying values of these investments of approximately $1.9 million. We periodically review the investments for impairment to determine if events or changes in the business conditions of those entities indicate the carrying value of our investments may not be recoverable. These reviews may be based upon factors that include, but are not limited to, hypothetical liquidations of the investees at book value and current or recent financings received by the investees. If future changes in business results or market conditions indicate that any impairment, other than temporary, exists on these investments, we may need to record reserves against those investments.

Goodwill impairment.    The Company recorded goodwill in connection with our acquisition of AGEMA Infrared Systems AB in 1997 and our acquisition of Indigo in 2004. During the year ended December 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundary of the overall market capitalization of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $149.5 million as of December 31, 2004. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which could result in an impairment of goodwill.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $5.5 million at December 31, 2004, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes.    We record our deferred tax assets at an amount that we determine is more likely than not to be realized in the future. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures, and other factors beyond our control. As of December 31, 2004, we have determined that no valuation allowance against our deferred tax assets of $22.3 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue.

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	48.4	46.9	47.5

Gross profit	51.6	53.1	52.5
Operating expenses:
Research and development	9.5	9.8	10.3
Selling, general and administrative	19.5	20.9	22.8

Total operating expenses	29.0	30.7	33.1

Earnings from operations	22.6	22.4	19.4
Interest expense	1.7	1.6	0.8
Interest income	(0.1)	(0.8)	(0.2)
Other expense, net	0.3	1.2	0.1

Earnings before income taxes	20.7	20.4	18.7
Income tax provision	5.9	6.1	2.8

Net earnings	14.8%	14.3%	15.9%

Years ended December 31, 2004, 2003 and 2002

Revenue.    Revenue for 2004 totaled $482.7 million, an increase of 54.7% over the $312.0 million in revenue in 2003. Revenue from the Imaging business segment increased 65.4% from $193.1 million in 2003 to $319.5 million in 2004. Revenue from the Thermography business segment increased 37.3% from $118.8 million in 2003 to $163.1 million in 2004. The increase in Imaging revenue was primarily due to an increase in unit volumes arising from strong demand in virtually all markets, and to the revenue provided through our acquisition of Indigo in January. The increase in Thermography revenue was primarily due to an increase in unit volumes, particularly of E-Series, P-Series and A-Series products, due to new and emerging markets and the increased penetration by our expanding distribution network.

Revenue for 2003 totaled $312.0 million, an increase of 19.5% over the $261.1 million in revenue reported in 2002. Revenue from the Imaging business segment increased 15.5% from $167.2 million in 2002 to $193.1 million in 2003. Revenue from the Thermography business segment increased 26.7% from $93.8 million in 2002 to $118.8 million in 2003. The increase in Imaging revenue was primarily due to an increase in unit volumes, particularly in our maritime products, and a shift in the mix of shipments of our ground-based, law enforcement and broadcast products to higher priced systems. The Thermography revenue increase was primarily due to an increase in unit volumes, particularly the E-Series products and in the predictive maintenance market segments. The unit increases are due to increases in capital spending as worldwide economies have improved and also due to penetration into new markets and the identification of additional applications. Approximately one-fifth of the increase in total revenue, as well as the increase in both segments, were due to fluctuations in currency exchange rates during 2003.

International revenue in 2004 totaled $201.5 million, representing 41.8% of revenue. This compares to international revenue in 2003 which totaled $134.9 million, representing 43.2% of revenue, and $114.8 million, or 44.0% of revenue in 2002. While the sales mix between domestic and international sales may fluctuate slightly from year to year, we anticipate the mix to be approximately 55% to 60% domestic and 40% to 45% international on a long-term basis.

Gross profit.    Gross profit in 2004 was 51.6% of revenue, compared to 53.1% in 2003. The gross profit for 2004 included $2.8 million of amortization expense attributable to developed technology intangibles acquired as part of the acquisition of Indigo and $1.3 million of expense related to the recognition of the one-time stepped up values of the acquired inventories of Indigo. Without these charges, gross profit in 2004 as a percentage of revenue was 52.5%. The remaining decrease in gross profit is due to lower gross profits currently for our Indigo products and a change in the mix of revenue between the Imaging and Thermography businesses, as Thermography revenue represented 33.8% of total revenue in 2004 compared to 38.1% in 2003. We historically experience higher gross margins in our Thermography business than in our Imaging business. Offsetting a portion of these factors were manufacturing improvements and efficiencies implemented within the Imaging operations.

As a percentage of revenue, gross profit in 2003 was 53.1%, compared to 52.5% in 2002. The increase in gross profit percentage was primarily due to the increase in the Thermography business over the Imaging business as a percentage of revenue. In 2003, the Thermography revenue was 38.1% of total revenue, compared to 35.9% of total revenue in 2002. The increased use of distributors, whose commissions are reported as a reduction of revenue, in the Thermography business has partially offset the increase in gross profit percentage attributable to the change in the mix between the business segments.

Research and development.    Research and development expenses were $45.8 million, or 9.5% of revenue, in 2004 compared to $30.7 million, or 9.8% of revenue, in 2003. The significant increase in spending in 2004 is due to the research and development expenses of Indigo and the continued growth in spending related to our existing Imaging and Thermography businesses. We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to represent 8% to 10% of our revenue on a long-term basis.

Research and development expenses were $30.7 million during 2003 compared to $26.9 million in 2002. As a percentage of revenue, research and development expenses decreased slightly from 10.3% in 2002 to 9.8% in 2003.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $94.2 million, or 19.5% of revenue in 2004 compared to $65.0 million, or 20.9% of revenue in 2003. The significant increase in spending in 2004 is due to the Indigo acquisition, including amortization expense of $2.7 million for certain customer and trademark intangible assets acquired, and due to the growth in the Company’s business during the past year. The decrease in expenses as a percentage of revenue was a result of the revenue increase during the year and the ability to manage spending growth at a lower level than the revenue growth. We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Selling, general and administrative expenses increased from $59.6 million, or 22.8% of revenue, in 2002 to $65.0 million, or 20.9% of revenue, in 2003.

Interest expense.    Interest expense totaled $8.1 million, $4.9 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in interest from 2002 to 2004 is primarily due to the interest on the convertible notes that were issued in June 2003.

Interest income.    Interest income was $0.5 million, $2.4 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in interest income in 2004 was primarily due to a decrease in invested cash as a result of the Indigo acquisition at the beginning of 2004. The increase in interest income in 2003 was due to the invested cash for the second half of the year as a result of the June issuance of the convertible notes.

Other expense.    The Company reported other expenses of $1.6 million, $3.6 million and $0.1 million for 2004, 2003 and 2002. The increase in other expense in 2004 and 2003 over 2002 was due to currency losses on transactions denominated in currencies other than the functional currency of the Company’s European operations as the European currencies strengthened significantly against the US dollar during 2004 and 2003.

Income taxes.    The Company’s income tax provision was $28.4 million, $19.2 million and $7.3 million in 2004, 2003 and 2002, respectively. The effective tax rates for 2004, 2003 and 2002 were 28.4%, 30.0% and 15.0%, respectively. The mix in taxable income between the Company’s US and foreign operations impacted the income tax provisions in each of these years. The lower rate in 2002 was a result of the change in the Company’s valuation allowance on its deferred tax assets in 2002 related to our assessment of the ability to realize the deferred tax assets generated by prior tax loss benefits.

At December 31, 2004, the Company had US tax net operating loss carryforwards (“NOL’s”) totaling $63.0 million which expire in the years 2019 through 2024. Additionally, the Company has various US tax credits available aggregating $11.3 million, which expire in the years 2007 through 2024. The Company has generated deductions for US tax purposes related to the exercise of stock options that have served to offset the reductions in its NOL’s. The utilization of these stock option exercise deductions is accounted for as a direct increase in additional paid-in capital rather than as a reduction in the Company’s tax provision.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, management believes that the deferred tax assets of $22.3 million reflected on the December 31, 2004 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company’s control. Absolute assurance can not be given that sufficient taxable income will be generated for full utilization of the deferred tax assets. Accordingly, the Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

Liquidity and Capital Resources

At December 31, 2004, the Company had $120.7 million in cash and cash equivalents compared to $198.0 million at December 31, 2003. The decrease in cash and cash equivalents is primarily from cash used for the acquisition of Indigo and other capital expenditures, partially offset by the cash provided from operations.

Cash provided by operating activities in 2004 totaled $75.1 million compared to $27.2 million in 2003. The increase in cash provided from operating activities was primarily due to an increase in net earnings in 2004 and the increase in the income tax benefit related to the exercise of stock options.

At December 31, 2004, the Company had accounts receivable in the amount of $116.3 million compared to $79.3 million at December 31, 2003. The increase of $36.9 million in the receivable balance was primarily due to the inclusion of accounts receivable at Indigo of $11.3 million at December 31, 2004 and an increase in revenue in the fourth quarter of 2004 compared to the fourth quarter of 2003.

At December 31, 2004, the Company had inventories of $98.3 million compared to $76.0 million at December 31, 2003. The increase in inventories was primarily due to the inclusion of inventory at Indigo of $11.1 million at December 31, 2004 and the continued growth of the business.

At December 31, 2004, the Company had prepaid expenses and other current assets of $21.8 million compared to $20.0 million at December 31, 2003. The increase was primarily due to a net increase in the number of demonstration units, offset by a decrease in supplier advances.

Deferred tax assets decreased from $30.0 million at December 31, 2003 to $22.3 million at December 31, 2004. The decrease was primarily related to the deferred tax liabilities recorded in relation to the Indigo acquisition.

The Company’s investing activities for the year ended December 31, 2004 totaled $175.2 million, primarily arising from the acquisition of Indigo for $160.0 million, net of cash acquired, and capital expenditures of $13.9 million. Investing activities for the year ended December 31, 2003 totaled $18.3 million, including the purchase of a new building for the Boston operations for $10.6 million.

Accounts payable increased from $26.4 million at December 31, 2003 to $32.3 million at December 31, 2004. The increase relates to the increase in inventories, the general growth of the Company’s business and $4.5 million of Indigo’s accounts payable at December 31, 2004.

Accrued payroll and related liabilities increased from $12.8 million at December 31, 2003 to $22.4 million at December 31, 2004. The increase was primarily due to accrued payroll of Indigo of $2.0 million at December 31, 2004, the timing of payroll payments, and increases in commissions and incentives arising from the sales and earnings growth in 2004.

Advance payments at December 31, 2004 were $5.0 million, a decrease of $7.1 million from the end of 2003. The decrease was due to revenue recorded on orders for which advance payments had been previously received, primarily in Europe.

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At December 31, 2004, the interest rate ranged from 3.83% to 5.00%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At December 31, 2004, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $2.2 million of letters of credit outstanding under the Credit Agreement at December 31, 2004, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 40 million Swedish Kroner (approximately $6.0 million) line of credit at 2.7% and a $2 million line of credit at 6.25% at December 31, 2004. At December 31, 2004, the Company had no amounts outstanding on these lines. The 40 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance was made through an initial offering of $175 million on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs will be amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the quarter ended September 30, 2004. As of December 31, 2004, no note holders have elected to convert their notes into Company stock. The Company does not anticipate any conversions before 2010.

On November 5, 2004, the Company entered into a Purchase and Sale Agreement to purchase a building and related land in Wilsonville, Oregon. The purchase price is $10.2 million, payable in cash, and the transaction is expected to close in the first quarter of 2005.

We believe that our existing cash combined with the cash we anticipate to generate from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. The Company does not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on the Company’s liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2004, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2004, the Company’s contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$210,185	$105	$64	$14	$210,002
Operating leases	34,425	6,950	12,289	9,992	5,194
Post-retirement obligations	9,745	340	1,399	1,806	6,200

	$254,355	$7,395	$13,752	$11,812	$221,396

Payments for the Company’s post-retirement obligations are based upon actuarial assumptions. Actual payments may differ in terms of both timing and amounts.

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

Our quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond our control. Due to fluctuations in our quarterly operating results, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. Factors that may affect our future operating results include:

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter, which can be substantial, may result in variations in revenue and gross margins;

•	a significant portion of our sales are made in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter;

•	the timing and market acceptance of our or our competitors’ new products, product enhancements or technologies;

•	our ability to obtain sufficient supplies of critical components;

•	the timing of the release of government funds for procurement of our products;

•	changes in our or our competitors’ pricing policies;

•	our ability to collect on trade receivables;

•	the timing and amount of any inventory write-downs;

•	foreign currency fluctuations;

•	the ability to secure export licenses for international sales orders;

•	costs and risks associated with the acquisition and integration of other businesses, product lines or technologies; and

•	general economic conditions, both domestically and internationally.

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

In January 2004, we completed the acquisition of Indigo Systems Corporation, which is located in Goleta (Santa Barbara), California. We have begun to integrate Indigo’s cooled and uncooled infrared detectors into our Thermography and Imaging products, thereby lowering our product costs, and have begun selling some of Indigo’s infrared camera cores and camera systems. This integration of businesses, personnel, product lines and technologies is typically difficult, time consuming and subject to a number of risks. For example, the integration of Indigo infrared detectors into our existing products requires extensive engineering and manufacturing effort that may take longer than anticipated or may not be successful. Further, the integration of products and product lines requires the coordination of research and development, manufacturing, sales, marketing and service efforts between the Company and Indigo or any future acquisitions. Because the Indigo acquisition occurred last year, we have had limited experience managing their operations. Additionally, we could lose key personnel from Indigo or any future companies that we acquire, incur unanticipated costs and assume new liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue. Furthermore, we might have to incur additional debt or issue additional equity securities to pay for any future acquisitions. The issuance of any additional equity securities could dilute our then existing shareholders’ ownership. While there are currently no such acquisitions planned or being negotiated, we frequently evaluate strategic opportunities available to us and may in the near or long term pursue acquisitions of complementary businesses, product lines or technologies. As a result, no assurance can be given that we will realize the anticipated benefits of our acquisition of Indigo, or any future acquisition or equity investment, or that any such acquisition or investment will not have a material adverse effect on our business, financial condition and results of operations.

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

The SEC’s order cited material misstatements and omissions in the financial statements originally filed for 1998 and 1999. In 2000 and 2001, we restated our financial statements for 1998 and 1999. No further restatements of our financial statements were required by the order, and the entry of the order did not have a material adverse impact on our financial condition or results of operations. Should we be found to have violated the terms of the SEC’s order in the future, we may be subject to further enforcement action, including legal action imposing injunctive relief and assessing fines or penalties, which could have a material impact on our business.

A reduction in government purchasing or our inability to act as a United States Government contractor could significantly decrease revenue.

The government procurement process is complex and highly competitive. A substantial portion of our revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. No sales to a single agency of the United States Government accounted for more than 10% of our revenue, but aggregate sales to United States Government agencies accounted for 40% and 26% of our revenue for the years ended December 31, 2004 and 2003, respectively. Accordingly, our results of operations would be adversely impacted by governmental spending cuts and general budgetary constraints. In addition, we are seeking to secure additional government contracts for the design and long-term supply of commercially developed military qualified thermal imaging devices. If we are not successful in winning such contracts, or do not perform our obligations on any such contracts we do secure, our future operating results may be adversely affected. Our ability to do business with the United States Government is conditioned upon our continuing eligibility to act as a federal contractor. A significant decline in our sales to United States or foreign governments or our disqualification from making such sales for any reason would have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. For example, our near-term success will depend on the continued acceptance of our major product lines such as the Star SAFIRE™ Imaging product line and the ThermaCAM® P-Series and E-Series Thermography product lines, sales of which we expect to generate a substantial amount of our revenue. We are also investing a significant amount of our financial resources in the enhancement of some of our other existing products such as our search and surveillance products. We cannot be certain that we will successfully complete these enhancements within the necessary time period or that customers will accept our new products, or any future products. In addition, the complexity associated with the production of multiple product lines may inhibit our ability to maintain or improve our gross margins. Our failure to complete the enhancement of these products, the failure of our current or future products to gain or maintain market acceptance or our failure to successfully manage our cost of production could have a material adverse effect on our business, financial condition and results of operations.

Competition in the markets for thermal imaging equipment is intense and our failure to compete effectively would adversely affect our business.

Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product features, performance, reliability and price. Additionally, our products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited governmental and military funds. Finally, many of our competitors have greater financial, technical, research and development and marketing resources than we do. All of these factors result in greater challenges from our existing competitors as well as increasing competition from new competitors and require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, which would have a material adverse effect on our business, financial condition and results of operations.

Dependence on sole source and limited source suppliers of components for our products and our transition to manufacturing our own cooled and uncooled infrared detectors exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue.

We currently rely on a number of sole source and limited source suppliers to provide certain key components for our products. We have completed the acquisition of Indigo Systems Corporation, which manufactures cooled and uncooled infrared detectors, and intend to use those detectors in our Thermography and Imaging products. During this transition to the use of Indigo’s infrared detectors, we could experience a shortage in the supply of some of our components including cooled and uncooled infrared detectors. A prior contract that we had with BAE Systems (“BAE”) gave us the exclusive right to purchase uncooled detectors for use in the commercial market and a limited, non-exclusive right to purchase uncooled detectors for use in the government market. With the conclusion of this contract, BAE is no longer bound by this exclusivity requirement for the commercial market and we may not be able to successfully transition to the use of uncooled detectors from Indigo. Our business, financial condition and results of operations could be materially and adversely affected in the event that we are unable to transition to uncooled detectors manufactured by Indigo within the expected time period or in the event the detectors we manufacture at Indigo or receive from another supplier are defective or they do not otherwise meet our performance standards. Failure by us to transition to the use of cooled and uncooled detectors made by Indigo, or identify another source of uncooled detectors in a timely manner, would have a material adverse effect on our business, financial condition and results of operations.

Based on past experience, we expect to occasionally receive late deliveries or to experience inadequate supplies of certain components. If the components manufactured by Indigo or provided by any other significant supplier become unavailable, our manufacturing operations would be disrupted. Unless we have sufficient lead-time and are otherwise able to identify and qualify acceptable replacement components or redesign our products with different components, we might not be able to obtain necessary components on a timely basis or at acceptable prices. Any extended interruption in the supply of sole or limited source components would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in obtaining the necessary export licenses to conduct operations abroad, and the United States Congress may prevent proposed sales to foreign governments.

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

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2004 and 2003, international sales accounted for 42% and 43%, respectively, of our total revenue. Our international sales are subject to a number of risks, including:

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

We manufacture our products at facilities located in the Portland, Boston, Stockholm and Santa Barbara areas. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, an earthquake, a prolonged power shortage, fire or other natural disaster, would prevent us from supplying products to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its credit agreements. The credit agreements are at variable rates. A change in interest rates on the credit agreements impacts the interest incurred and cash flows. At December 31, 2004, no amounts were outstanding on any of the Company’s credit agreements; consequently, no sensitivity analysis is presented.

The Company’s convertible notes carry interest at a fixed rate of 3.0%. For fixed rate debt, interest rate changes impact the fair value of the notes but do not impact earnings or cash flows. The fair value of the notes at December 31, 2004, was approximately $343 million compared to a carrying value of $205.3 million.

The Company has assets, liabilities, and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in foreign countries are sold in foreign currencies. Assets and liabilities located outside the United States are primarily located in Sweden and the United Kingdom. The Company’s investments in foreign subsidiaries with functional currencies other than the US dollar are considered long-term. The Company does not engage in forward currency exchange contracts to reduce its economic exposure to changes in exchange rates. Because the Company markets, sells and licenses our products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

Our net investment in foreign subsidiaries translated into US dollars using the period-end exchange rates at December 31, 2004, was approximately $142.4 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $14.2 million at December 31, 2004. Our net investment in foreign subsidiaries at December 31, 2003 was $86.6 million and the potential loss in fair value from a hypothetical 10% adverse change in foreign exchange rates was $8.7 million. The increase in the potential loss in fair value is primarily due to the increase in the net investment of foreign subsidiaries. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements for 2003 have been retroactively revised to include the effect on earnings per share required by the Emerging Issue Task Force’s Statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which was adopted by the Company in the fourth quarter of 2004.

/s/    KPMG LLP

Portland, Oregon

February 25, 2005

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue	$482,651	$311,979	$261,080
Cost of goods sold	233,492	146,454	124,060

Gross profit	249,159	165,525	137,020

Operating expenses:
Research and development	45,796	30,665	26,892
Selling, general and administrative	94,237	65,034	59,597

Total operating expenses	140,033	95,699	86,489

Earnings from operations	109,126	69,826	50,531

Interest expense	8,092	4,861	2,033
Interest income	(475)	(2,440)	(508)
Other expense, net	1,600	3,557	113

Earnings before income taxes	99,909	63,848	48,893

Income tax provision	28,414	19,155	7,334

Net earnings	$71,495	$44,693	$41,559

Net earnings per share:
Basic	$1.06	$0.66	$0.62

Diluted	$0.94	$0.62	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$120,692	$197,993
Accounts receivable, net	116,258	79,332
Inventories, net	98,258	75,959
Prepaid expenses and other current assets	21,769	19,997
Deferred income taxes	9,771	8,832

Total current assets	366,748	382,113

Property and equipment, net	34,778	22,758
Deferred income taxes	12,573	21,146
Goodwill	149,475	12,500
Intangible assets, net	47,180	4,036
Other assets	8,691	7,870

	$619,445	$450,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,321	$26,427
Deferred revenue	7,188	4,540
Accrued payroll and related liabilities	22,375	12,778
Accrued product warranties	5,465	3,511
Advance payments from customers	5,009	12,112
Other current liabilities	10,585	8,227
Accrued income taxes	5,626	2,742
Current portion of long-term debt	105	—

Total current liabilities	88,674	70,337

Long-term debt	205,335	204,369
Pension and other long-term liabilities	12,263	10,875

Commitments and contingencies (Notes 10 and 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2004 or 2003	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 69,118 and 65,725 shares issued at December 31, 2004 and 2003, respectively, and additional paid-in capital	219,230	156,154
Retained earnings	72,883	1,388
Accumulated other comprehensive earnings	21,060	7,300

Total shareholders’ equity	313,173	164,842

	$619,445	$450,423

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total	Annual Comprehensive Earnings
	Shares	Amount
Balance, December 31, 2001	66,222	194,503	(84,864)	(4,791)	104,848
Net earnings for the year	—	—	41,559	—	41,559	$41,559
Expiration of put option related to purchase of Optronics Division	—	1,415	—	—	1,415	—
Income tax benefit of common stock options exercised	—	13,229	—	—	13,229	—
Common stock issued pursuant to stock compensation plan	16	152	—	—	152	—
Common stock options exercised	2,840	7,741	—	—	7,741	—
Common stock issued pursuant to Employee Stock Purchase Plan	120	1,012	—	—	1,012	—
Translation adjustment	—	—	—	2,490	2,490	2,490
Minimum liability adjustment for Supplemental Executive Retirement Plan	—	—	—	(119)	(119)	(119)

Balance, December 31, 2002	69,198	218,052	(43,305)	(2,420)	172,327
Comprehensive earnings, year ended December 31, 2002						$43,930

Net earnings for the year	—	—	44,693	—	44,693	$44,693
Income tax benefit of common stock options exercised	—	5,117	—	—	5,117	—
Repurchase of common stock	(5,357)	(75,451)	—	—	(75,451)	—
Common stock options exercised	1,771	7,225	—	—	7,225	—
Common stock issued pursuant to Employee Stock Purchase Plan	113	1,211	—	—	1,211	—
Unrealized loss on short-term investments	—	—	—	(779)	(779)	(779)
Translation adjustment	—	—	—	10,380	10,380	10,380
Minimum liability adjustment for Supplemental Executive Retirement Plan	—	—	—	119	119	119

Balance, December 31, 2003	65,725	156,154	1,388	7,300	164,842
Comprehensive earnings, year ended December 31, 2003						$54,413

Net earnings for the year	—	—	71,495	—	71,495	$71,495
Income tax benefit of common stock options exercised	—	24,223	—	—	24,223	—
Repurchase of common stock	(142)	(3,144)	—	—	(3,144)	—
Common stock options exercised	3,413	16,231	—	—	16,231	—
Common stock issued pursuant to Employee Stock Purchase Plan	122	2,038	—	—	2,038	—
Options issued for the Indigo acquisition	—	23,728	—	—	23,728	—
Realization of previously unrealized loss on short-term investments	—	—	—	779	779	779
Translation adjustment	—	—	—	12,981	12,981	12,981

Balance, December 31, 2004	69,118	$219,230	$72,883	$21,060	$313,173

Comprehensive earnings, year ended December 31, 2004						$85,255

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$71,495	$44,693	$41,559
Income items not affecting cash:
Depreciation and amortization	14,804	6,262	6,201
Disposal and write-offs of property and equipment	(10)	78	73
Fair value adjustment of swap agreements	—	—	(281)
Deferred income taxes	(5,936)	4,886	(10,943)
Income tax benefit of stock options	24,223	5,117	13,229
Common stock issued pursuant to stock compensation plan	—	—	152
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,082)	(19,295)	3,995
Increase in inventories	(10,375)	(21,382)	(1,856)
Increase in prepaid expenses and other current assets	(898)	(5,875)	(733)
Decrease (increase) in other assets	235	(1,135)	(2,207)
Increase (decrease) in accounts payable	1,634	8,757	(2,737)
Increase (decrease) in deferred revenue	1,127	(419)	(595)
Increase in accrued payroll and other liabilities	2,170	4,582	4,720
Increase (decrease) in accrued income taxes	2,432	(475)	1,395
Increase in pension and other long-term liabilities	1,231	1,431	3,048

Cash provided by operating activities	75,050	27,225	55,020

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(13,886)	(14,598)	(6,599)
Proceeds on sale of property and equipment	453	—	—
Acquisition of Indigo Systems Corporation, net of cash acquired	(159,961)	—	—
Investment in insurance contracts	(1,000)	(2,601)	—
Other investments	(759)	(1,051)	(519)

Cash used by investing activities	(175,153)	(18,250)	(7,118)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	—	203,859	—
Repayment of credit agreement including current portion	—	—	(19,900)
Net decrease in international credit line and other short-term debt	—	—	(3,470)
Repayments of capital leases and other long-term debt, including current portion	(3,767)	—	(530)
Settlement of interest rate swap agreements	—	—	(2,082)
Payment of financing fees	—	—	(799)
Repurchase of common stock	(3,144)	(75,451)	—
Proceeds from exercise of stock options	16,231	7,225	7,741
Proceeds from shares issued pursuant to employee stock purchase plan	2,038	1,211	1,012

Cash provided (used) by financing activities	11,358	136,844	(18,028)

Effect of exchange rate changes on cash	11,444	5,568	1,218

Net (decrease) increase in cash and cash equivalents	(77,301)	151,387	31,092
Cash and cash equivalents, beginning of year	197,993	46,606	15,514

Cash and cash equivalents, end of year	$120,692	$197,993	$46,606

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. (the “Company”) designs, manufactures and markets thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial, and government markets worldwide. The Company’s products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for a variety of commercial and government applications including surveillance, search and rescue, and industrial analysis and monitoring; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. The Company’s thermal imaging systems use advanced infrared technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in all types of adverse conditions including through smoke, haze and most types of fog. Many of the Company’s products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated.

Stock split

On February 2, 2005, the Company effected a two-for-one split of each share of common stock outstanding on January 12, 2005. The Company issued approximately 34.6 million shares of common stock as a result of this stock split. The Company’s number of shares and per share amounts of common stock have been restated to reflect the stock split for all periods presented.

Foreign currency translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into US dollars at current exchange rates while revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in accumulated other comprehensive earnings within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are included in the consolidated statement of operations as incurred.

The cumulative translation adjustment included in accumulated other comprehensive earnings is a gain of $21,060,000 and $8,079,000 at December 31, 2004 and 2003, respectively.

Revenue recognition

Revenue is primarily recognized upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the Securities and Exchange Commission in December 2003.

The Company designs, markets and sells products as commercial, off-the-shelf products. Many of the Company’s Imaging customers, particularly those who use its airborne systems, request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Revenue recognition—(Continued)

period, the Company recognizes revenue for the delivered elements only after it has determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

The Company also has a limited number of design and development contracts, principally with governmental customers, that are accounted for in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Under SOP 81-1, revenues and related costs are recognized using the percentage-of-completion method.

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

Cash and cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. At December 31, 2004, short-term investments are classified as available-for-sale and reported at fair market value. There were no related unrealized holding gains or losses at December 31, 2004.

Inventories

Inventories are generally stated at the lower of cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard basis that approximates actual cost on a first-in, first-out basis.

Inventory write-downs are established when conditions exist to suggest that inventories may be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. When recorded, write-downs are intended to reduce the carrying value of the Company’s inventories to their net realizable value and create a new cost-basis in the inventories.

Property and equipment

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Intangible assets

Intangible assets, other than goodwill, are depreciated using a straight-line methodology over their estimated useful lives.

Long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value.

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $2.4 million and $1.1 million respectively. Advertising costs for the year ended December 31, 2002 were immaterial.

Cost-basis investments

The Company has investments in third-party entities that are accounted for on a cost basis. The carrying value of those investments at December 31, 2004 and 2003 was $1,850,000 and $1,443,000, respectively, and are not in excess of their estimated fair values. The investments are included in Other Assets in the Consolidated Balance Sheets.

Earnings per share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place on the date of issuance. In addition, net earnings used for purposes of computing diluted earnings per share is reported net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place when the convertible notes were issued.

In November 2004, the Financial Accounting Standards Board ratified the Emerging Issues Task Force’s Statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This statement concludes that contingently convertible debt instruments should be included in diluted earnings per share regardless of whether any of the conversion criteria has been met. In addition, prior period earnings per share amounts presented for comparative purposes should be restated. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Accordingly, the Company has included the dilutive effect from the assumed conversion of the $210 million convertible notes on the date of issuance in the computation of diluted earnings per share for the year ended December 31, 2004 and has restated diluted earnings per share for the year ending December 31, 2003.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Earnings per share—(Continued)

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2004	2003	2002
Numerator for earnings per share:
Net earnings, as reported	$71,495	$44,693	$41,559
Interest associated with convertible notes, net of tax	4,383	2,440	—

Net earnings available to common shareholders—diluted	$75,878	$47,133	$41,559

Denominator:
Weighted average number of common shares outstanding	67,566	67,462	67,418
Assumed exercise of stock options, net of shares assumed reacquired under the treasury stock method	4,079	2,853	3,921
Assumed conversion of convertible notes	9,463	5,237	—

Diluted shares outstanding	81,108	75,552	71,339

The effect of stock options for the years ended December 31, 2004, 2003 and 2002 that aggregated 13,039, 27,350 and 1,080,144 respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash paid for:
Interest	$6,902	$3,458	$1,909
Taxes	$8,301	$8,871	$4,091

Fair value of financial instruments

For cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and related liabilities, the carrying amount approximates the fair value of the immediate or short-term nature of those instruments. The fair value of the long-term debt is estimated based on quoted market prices of the convertible notes. At December 31, 2004, the fair value of the notes was approximately $343 million.

Stock-based compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 allows companies to choose whether to account for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”) or use the fair value method described in SFAS 123. In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 for certain transition provisions for companies electing to adopt the fair value method, and amends SFAS 123 for certain financial statement disclosures.

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

	Year Ended December 31,
	2004	2003	2002
Net earnings—as reported	$71,495	$44,693	$41,559
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(14,052)	(6,328)	(13,954)

Net earnings—pro forma	$57,443	$38,365	$27,605

Earnings per share:
Basic—as reported	$1.06	$0.66	$0.62
Diluted—as reported	$0.94	$0.62	$0.58
Earnings per share:
Basic—pro forma	$0.85	$0.57	$0.41
Diluted—pro forma	$0.76	$0.54	$0.39

The fair value of the stock-based awards granted in 2004, 2003 and 2002 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Employee Stock Option Plans:
Risk-free interest rate	2.4%	2.1%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years
Expected volatility	54.1%	59.9%	69.3%
Employee Stock Purchase Plan:
Risk-free interest rate	1.5%	1.2%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months
Expected volatility	36.9%	44.0%	73.1%

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during 2004, 2003 and 2002 were as follows (in thousands, except per share amounts):

	2004	2003	2002
Employee Stock Option Plans:
Per share	$7.63	$5.40	$4.90
Total estimated value	$20,074	$1,571	$14,994
Employee Stock Purchase Plan:
Per share	$5.66	$3.70	$3.79
Total estimated value	$1,067	$612	$671

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123 “Share-Based Payment.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies—(Continued)

Recent accounting pronouncements—(Continued)

amendment requires the recognition of the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions. The statement is effective for the interim period beginning after June 15, 2005. The Company will adopt the revision of SFAS 123 on July 1, 2005. The impact of adopting the revision of SFAS 123 is impracticable to estimate at this time and is contingent upon the number and nature of future options granted, the selected transition method and the selection of an option valuation model. The adoption of this statement will have no impact on the Company’s cash flows.

Note 2.    Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.6 million and $1.3 million at December 31, 2004 and 2003, respectively.

Note 3.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw material and subassemblies	$62,906	$41,190
Work-in-progress	21,181	25,682
Finished goods	14,171	9,087

	$98,258	$75,959

Note 4.    Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2004	2003
Land	—	$1,400	$1,400
Building	30 years	9,950	9,151
Machinery and equipment	3 to 7 years	39,416	29,355
Office equipment and other	3 to 8 years	33,338	29,896

		84,104	69,802
Less accumulated depreciation		(49,326)	(47,044)

		$34,778	$22,758

Note 5.    Goodwill

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997 and its acquisition of Indigo Systems Corporation in 2004. During the year ended December 31, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. The Company reviews goodwill in June of each year for impairment to determine if events or changes in business conditions indicate

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Goodwill—(Continued)

that the carrying value of the asset may not be recoverable. Such reviews assess the fair value of the assets based upon the Company’s estimates of the future discounted cash flows the Company expects the assets to generate within the boundary of the overall market capitalization of the Company. As of December 31, 2004, the Company has determined that there is no impairment of its recorded goodwill.

Goodwill by reporting segment is as follows (in thousands):

	December 31,
	2004	2003
Imaging	$103,943	$—
Thermography	45,532	12,500

	$149,475	$12,500

Note 6.    Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2004	2003
Acquired identifiable intangibles	7 to 15 years	$48,000	$—
Patents	17 years	4,458	4,458
Cooperation agreement and other	10 years	3,858	2,565

		56,316	7,023
Less accumulated amortization		(9,136)	(2,987)

		$47,180	$4,036

Acquired identifiable intangible assets of $48,000,000 were acquired as part of the acquisition of Indigo Systems Corporation in January 2004 (Note 16).

The aggregate amortization expense recorded in 2004 was approximately $6,000,000. The future estimated aggregate amortization expenses are approximately $6,091,000 in 2005, and $6,050,000 in each of the four years thereafter.

Note 7.    Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At December 31, 2004, the interest rate ranged from 3.83% to 5.00%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At December 31, 2004, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $2.2 million of letters of credit outstanding under the Credit Agreement at December 31, 2004, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Credit Agreements—(Continued)

The Company, through two of its subsidiaries, has a 40 million Swedish Kroner (approximately $6.0 million) line of credit at 2.7% and a $2 million line of credit at 6.25% at December 31, 2004. At December 31, 2004, the Company had no amounts outstanding on these lines. The 40 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

Note 8.    Accrued Product Warranties

The Company generally provides a twelve month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
Accrued product warranties, beginning of year	$3,511	$3,432
Amounts paid for warranty services	(4,367)	(3,825)
Warranty provisions for products sold	6,321	3,904
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of year	$5,465	$3,511

Note 9.    Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance was made through an initial offering of $175 million on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs will be amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2003. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the quarter ended September 30, 2004. As of December 31, 2004, no note holders have elected to convert their notes into Company stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments

The Company leases most of its primary facilities under various operating leases that expire in 2005 through 2013. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $6.9 million, $5.0 million and $4.5 million, respectively. The future minimum obligations under operating leases are as follows (in thousands):

Operating Leases
2005	$6,950
2006	6,340
2007	5,949
2008	4,964
2009	5,028
Thereafter	5,194

Total minimum payments	$34,425

In November 2004, the Company entered into a Purchase and Sale Agreement to purchase a facility. The purchase price is $10.2 million, payable in cash, and is anticipated to close in the first quarter of 2005.

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

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$46,512	$22,984	$30,708
Foreign	53,397	40,864	18,185

	$99,909	$63,848	$48,893

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes—(Continued)

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current tax expense (benefit):
Federal	(20)	$(88)	$—
State	(590)	(468)	1,308
Foreign	10,738	9,708	3,740

	10,128	9,152	5,048

Deferred tax expense (benefit):
Federal	(6,761)	1,906	5,553
State	(773)	218	476
Foreign	1,597	2,762	1,225

	(5,937)	4,886	7,254
Income tax effect of stock options exercised	24,223	5,117	13,229
Decrease in valuation allowance	—	—	(18,197)

Total provision	$28,414	$19,155	$7,334

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2004	2003
Allowance for doubtful accounts	$250	$206
Accrued product warranties	1,384	745
Inventory basis differences	6,824	5,712
Accrued liabilities	1,545	1,046
Deferred revenue	501	872
Other	(733)	251

Net current deferred tax assets	$9,771	$8,832

Net operating loss carryforwards	$27,470	$21,323
Credit carryforwards	11,254	6,398
Depreciation	(2,353)	(530)
Foreign untaxed legal reserves	(10,055)	(5,933)
Supplemental Executive Retirement Plan	1,927	—
Intangibles	(15,670)	(112)

Net long-term deferred tax assets	$12,573	$21,146

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	34.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(5.0)	(5.7)	(2.9)
Federal and state income tax credits	(2.8)	(1.7)	—
State taxes	1.0	2.4	3.7
Non-deductible expenses	0.2	0.4	—
Decrease in valuation allowance	—	—	(26.5)
Deemed dividend	—	—	5.8
Other	—	(0.4)	0.9

Effective tax rate	28.4%	30.0%	15.0%

At December 31, 2004, the Company had US tax net operating loss carryforwards totaling approximately $63.0 million which expire in the years 2019 through 2024. Additionally, the Company has various US tax credits available aggregating $11.3 million, which expire in the years 2007 through 2024.

SFAS 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company believes that the deferred tax assets of $22.3 million reflected on the December 31, 2004 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance. The Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

The Company has not provided for US federal income and foreign withholding taxes on its undistributed earnings from non-US operations as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. The amount of the Company’s undistributed foreign earnings at December 31, 2004 is not reasonably estimable. The Company has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The status of the Company’s evaluation of these provisions is described in the following section.

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings plus state income taxes. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, management is not yet in a

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes—(Continued)

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings—(Continued)

position to decide on whether, and to what extent, if any, foreign earnings that have not yet been remitted to the US might be repatriated. For the Company, the one-year period during which the qualifying distributions can be made is only the calendar year 2005.

If the Company were to repatriate an amount eligible for the temporary deduction, the Company estimates it would accrue additional tax expense at an approximate rate of 6% less foreign income tax credits, if any. The availability of such credits depends on the passage of technical corrections to the Jobs Act and the future issuance of favorable regulatory guidance. The Company will accrue the tax, if any, on a qualifying dividend in the quarter in which the Company’s Board of Directors make the decision to make a qualifying dividend.

Note 13.    Capital Stock

On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan, amended November 4, 2004, that provided for the issuance of one right for each share of outstanding common stock. The Company has reserved 300,000 shares of its capital series A Junior Participating Preferred Stock under this plan. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company’s A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company’s common stock at a purchase price of $225.00, subject to adjustment. The Company will generally be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15% or more of the Company’s common stock. If an acquiring person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock and the Company does not redeem or exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights’ then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 14.    Employee Benefit Plans

Stock Option Plans

The Company has two stock incentive plans for employees and consultants: the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Under these plans, incentive stock options and non-qualified stock options may be granted with an exercise price of not less than the fair market value of the stock on the date of the grant. The options generally become exercisable over a one-year period or a three-year period beginning one year after grant and expire ten years from the date of grant or up to three months following termination of employment, whichever occurs earlier. Options granted prior to the termination of the 1992 Plan in 2002 remain available until their expiration. No additional options may be granted under the 1992 Plan. The 2002 Plan terminates in 2012.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Employee Benefit Plans—(Continued)

Stock Option Plans—(Continued)

Additionally, the Company has stock options that it assumed in connection with the acquisition of Indigo Systems Corporation in 2004 (Note 16).

Information with respect to activity under the stock options plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	8,891,128	$4.77
Granted	3,063,780	10.23
Exercised	(2,848,588)	2.74
Terminated	(85,596)	5.86

Outstanding at December 31, 2002	9,020,724	7.26
Granted	290,798	13.04
Exercised	(1,774,870)	4.10
Terminated	(114,800)	7.98

Outstanding at December 31, 2003	7,421,852	8.22
Granted	4,051,090	13.41
Exercised	(3,413,434)	4.75
Terminated	(127,446)	13.35

Outstanding at December 31, 2004	7,932,062	$12.28

The following table summarizes information about outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.10 – $ 7.06	984,102	$2.11	6.0	982,502	$2.10
$ 7.23 – $ 9.18	1,381,584	9.00	7.6	891,216	8.92
$ 9.25 – $ 9.25	1,564,872	9.25	7.0	1,564,872	9.25
$ 9.48 – $11.82	1,061,406	11.68	7.1	1,054,606	11.68
$12.00 – $19.25	377,298	13.16	8.2	241,434	12.52
$19.58 – $19.58	2,327,800	19.58	4.1	2,327,800	19.58
$19.79 – $23.42	183,600	22.00	9.3	144,000	22.25
$25.43 – $32.96	51,400	28.53	9.8	—	—

	7,932,062	$12.28	6.3	7,206,430	$12.29

At December 31, 2003 and 2002, stock options exercisable were 5,619,804 and 4,952,144, respectively.

As of December 31, 2004, there are 14,866,882 shares of common stock reserved for future issuance under all of the stock option plans.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Employee Benefit Plans—(Continued)

Employee Stock Purchase Plan

In 1999, the Company established an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase the Company’s common stock through payroll deductions. Under the ESPP, eligible employees, subject to certain restrictions, may purchase shares of the Company’s common stock at 85% of fair market value at either the date of enrollment or the date of purchase, whichever is less. The ESPP expires in 2009 or by action of the Company’s Board of Directors, whichever occurs earlier. The Company issued 122,442 shares in 2004, 113,224 shares in 2003, 120,436 shares in 2002 under the ESPP. Of the 6,000,000 shares authorized to be issued under the ESPP, 4,875,126 shares remained available at December 31, 2004.

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $2.5 million, $1.2 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, beginning in 2001, the Company offers a Supplemental Executive Retirement Plan (the “SERP”) for certain US executive officers of the Company. A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2004	2003
Change in benefit obligation:
Projected benefit obligation (PBO) at January 1	$10,373	$7,901
Service costs	335	1,160
Interest costs	614	539
Actuarial loss	872	165
Benefits paid	(179)	(139)
Foreign currency exchange changes	446	747

Projected benefit obligation at December 31	$12,461	$10,373

Fair value of plan assets at January 1	$—	$—
Unfunded status	12,461	10,373
Unrecognized net loss	(1,855)	(969)
Unrecognized prior service cost	(2,050)	(2,280)
Unrecognized transition obligation	253	268

Pension liability recognized	$8,809	$7,392

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2004	2003
Defined benefit pension plan for employees outside the US:
Discount rate	5.0%	5.5%

SERP:
Discount rate	5.6%	6.0%
Rate of increase in compensation levels	4.5%	4.0%

An additional minimum liability of $2.0 million has been recognized for the SERP representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs. The measurement date used for the SERP is December 31, and at December 31, 2004, the accumulated benefit obligation is $5,110,000.

Benefits expected to be paid under the plans, approximately, are (in thousands):

2005	$215
2006	515
2007	634
2008	768
2009	788
Five years thereafter	4,356

$7,276

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Service costs	$335	$1,160	$600
Interest costs	614	539	317
Net amortization and deferral	207	216	34

Net periodic pension costs	$1,156	$1,915	$951

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

Operating Segments—(Continued)

broad range of applications that is focused on providing enhanced vision capabilities where temperature measurement is not required, although differences in temperature are used to create an image. The Imaging market also includes high performance daylight imaging applications.

The accounting policies of the segments are the same as those described in Note 1. The Company has historically evaluated performance based upon operating earnings for each segment. On a consolidated basis, this amount represents earnings from operations as represented in the Consolidated Statement of Operations. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets and liabilities, and capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue:
Imaging	$319,509	$193,132	$167,246
Thermography	163,142	118,847	93,834

	$482,651	$311,979	$261,080

Earnings (loss) from operations:
Imaging	$80,096	$47,481	$35,994
Thermography	55,137	37,231	27,353
Other	(26,107)	(14,886)	(12,816)

	$109,126	$69,826	$50,531

Segment assets (accounts receivable and inventories):
Imaging	$146,670	$107,339	$65,336
Thermography	67,846	47,952	40,603

	$214,516	$155,291	$105,939

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$281,139	$177,066	$146,247
Europe	123,996	93,657	75,205
Other foreign	77,516	41,256	39,628

	$482,651	$311,979	$261,080

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area—(Continued)

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2004	2003
United States	$216,138	$22,929
Europe	23,986	24,235

	$240,124	$47,164

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
US government	191,874	$80,850	$64,436

Note 16.    Acquisition of Indigo Systems Corporation

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

All outstanding shares of Indigo capital stock and certain warrants outstanding immediately prior to the Merger were converted into the right to receive cash in an amount equal to $25.3537 per share, or an aggregate of approximately $165,478,000. Each option to purchase Indigo capital stock outstanding immediately prior to the Merger was assumed by the Company. 1,419,890 shares of the Company’s common stock valued at $23,728,000 were issuable by the Company upon exercise of the Indigo stock options assumed by the Company in the Merger.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Acquisition of Indigo Systems Corporation—(Continued)

The acquisition was accounted for as a business combination under SFAS 141, “Business Combinations.” The Consolidated Statement of Income for the year ended December 31, 2004 includes the results of operations of Indigo for the period beginning on January 6, 2004 through December 31, 2004. The Company allocated the purchase price of $192,134,000, which includes professional fees and other costs directly associated with the acquisition, as follows (in thousands):

Fair Value at January 6, 2004
Current assets	$27,806
Property and equipment	5,783
Other assets	228
Current liabilities	(10,351)
Long-term debt	(2,737)

Net tangible assets	20,729
Identifiable intangible assets	48,000
Deferred tax liabilities	(13,570)
Goodwill	136,975

Total purchase price	$192,134

The following table lists the components of the identifiable intangible assets (in thousands):

	Fair Estimated Value	Estimated Life
Developed/core product technology	$27,900	10 years
Customer relationships	17,800	7 years
Trademark/trade name portfolio	2,300	15 years

Total identifiable intangible assets	$48,000

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

$136,975,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. $103,943,000 of goodwill has been allocated to the Imaging segment and $33,032,000 of goodwill has been allocated to the Thermography segment.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Acquisition of Indigo Systems Corporation—(Continued)

The following pro forma information assumes the Indigo acquisition occurred as of the beginning of 2003. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

Year Ended December 31, 2003
Revenue	$363,191
Net earnings	$40,477

Net earnings per share:
Basic	$0.60
Diluted	$0.57

Note 17.    Subsequent Events – Two-For-One Stock Split

On December 16, 2004, the Company announced a two-for-one stock split of its common stock. As a result of the stock split, shareholders will receive one additional share of common stock for every share held on the record date of January 12, 2005. The Company issued approximately 34.6 million shares of common stock as a result of this stock split. The additional shares were distributed on February 2, 2005.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2004
Revenue	$108,861	$119,295	$110,769	$143,726
Gross profit	53,420	61,024	58,980	75,735
Net earnings	12,683	17,926	16,824	24,062
Net earnings per share:
Basic	$0.19	$0.27	$0.25	$0.35
Diluted	$0.17	$0.24	$0.22	$0.31

	Q1	Q2	Q3	Q4
2003
Revenue	$69,171	$75,162	$70,232	$97,414
Gross profit	36,043	39,121	38,991	51,370
Net earnings	9,150	9,715	10,865	14,963
Net earnings per share:
Basic	$0.13	$0.14	$0.16	$0.23
Diluted	$0.13	$0.14	$0.15	$0.21

On February 2, 2005, the Company effected a two-for-one split of each share of common stock outstanding on January 12, 2005.

In November 2004, the Financial Accounting Standards Board ratified the Emerging Issues Task Force’s Statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-08). EITF 04-08 addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This statement concludes that contingently convertible debt instruments should be included in diluted earnings per share regardless of whether any of the conversion criteria has been met. In addition, prior period earnings per share amounts presented for comparative purposes should be restated.

The Company’s per share amounts of common stock have been restated to reflect the stock split and the effect of the restatement for the assumed conversion of the convertible notes for all periods presented.

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of the Registered Public Accounting Firm

The Board of Directors and

Shareholders of FLIR Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FLIR Systems, Inc. (an Oregon corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FLIR Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon

February 25, 2005

ITEM 9B.	OTHER INFORMATION

The Company entered into an Employment Agreement (the “Agreement”) with Earl R. Lewis on March 2, 2005 pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement is for a term ending January 1, 2007, and provides for a minimum annual base salary of $650,000 for 2005 and $700,000 for 2006 and annual bonus eligibility based on the Company achieving certain levels of net earnings as provided in the Agreement. Pursuant to the Agreement, Mr. Lewis will also be granted stock options at the discretion of the Compensation Committee of the Company’s Board of Directors. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus certain bonus payments. In addition, if the Company terminates the Agreement without Cause, all options granted to Mr. Lewis will immediately vest. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year’s base salary to Mr. Lewis’ estate or designated beneficiary. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers and provides for the payment of certain housing, relocation, and automobile and travel expenses incurred by Mr. Lewis.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Concerning Auditors—Audit Committee Report” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. A copy of the Code of Ethics is incorporated by reference as an Exhibit to this Annual Report. The Code of Ethics is publicly available on the Company’s website (www.flir.com) in the Corporate Governance area of the Investor Relations segment of the website. None of the material on the Company’s website is part of this Annual Report. If there is any waiver from any provision of the Code of Ethics for the Company’s executive officers, the Company will disclose the nature of such waiver on its website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Corporate Governance and Related Matters—Director Compensation,” “Executive Compensation” and “Stock Performance Graph” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements are included in Item 8 above.

(a)(2) Financial Statement Schedules

The following schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

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

3.1	Second Restated Articles of Incorporation of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582)).

3.2	First Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 1.1 to Registration Statement on Form 8-A filed on June 11, 1999).

3.3	First Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-62582)).

3.4	Second Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

4.1	Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).

4.2	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003 (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on August 8, 2003).

eNumber	Description

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

4.7

Amendment No. 2 to Rights Agreement dated as of November 4, 2004 by and between FLIR Systems, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 1-Q filed on November 5, 2004).

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

10.5

Form of Change in Control Agreement dated as of May 8, 2001 (Earl R. Lewis, Arne Almerfors, Stephen M. Bailey, James A. Fitzhenry, Daniel L. Manitakos, William A. Sundermeier, Andrew C. Teich, and Detlev H. Suderow)(incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 12, 2002).(1)

10.6	FLIR Systems, Inc. Supplemental Executive Retirement Plan)(incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 12, 2002).(1)

10.7	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibit 10.28 to Form 10-Q filed August 6, 2002).(1)

10.8

Amendment dated December 19, 2000 to lease dated February 11, 1985 by and among FLIR Systems, Inc. and Pacific Realty Association, L.P. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 10, 2003).

10.9

Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.10

Amended and Restated Credit Agreement among FLIR Systems, Inc. and Bank of America, N.A., and certain other financial institutions dated April 28, 2004 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2004).

10.11

Purchase and Sale Agreement dated November 5, 2004 by and between FLIR Systems, Inc. and Mentor Graphics Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2004).

10.12	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

Number	Description

10.13	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004.(1)

10.14	Executive Employment Agreement dated as of March 2, 2005 between FLIR Systems, Inc. and Earl R. Lewis.(1)

10.15	Lease Agreement dated July 1, 2004 by and among FLIR Systems AB and AB Skutkrossen & Co. KB

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 4, 2004).

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2005.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2005.

Signature	Title
/s/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ JOHN D. CARTER John D. Carter	Director

/s/ JOHN C. HART John C. Hart	Director

/s/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/s/ MICHAEL T. SMITH Michael T. Smith	Director

/s/ RONALD L. TURNER Ronald L. Turner	Director

/s/ STEVEN E. WYNNE Steven E. Wynne	Director

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C			Column D	Column E
	Balance at Beginning of the Year	Additions			Deductions— Described(2)	Balance at the End of the Year
		Charges to Costs and Expenses	Charged to Other Accounts— Described
Year ended December 31, 2004 Allowance for Doubtful Accounts	$1,318	$118	$234	(1)	$(111)	$1,559

Year ended December 31, 2003 Allowance for Doubtful Accounts	$1,445	$5	$0		$(132)	$1,318

Year ended December 31, 2002 Allowance for Doubtful Accounts	$1,948	$54	$0		$(557)	$1,445

(1)	Additions include the assumption of the allowance for doubtful accounts of Indigo Systems Corporation of $106 and currency translation adjustment of $128.
(2)	Deductions represent write-offs, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders of

FLIR Systems, Inc.:

Under date of February 25, 2005, we reported on the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statement of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the three years ended December 31, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements for 2003 have been retroactively revised to include the effect on earnings per share required by the Emerging Issue Task Force’s Statement No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which was adopted by the Company in the fourth quarter of 2004.

/s/    KPMG LLP

Portland, Oregon

February 25, 2005