Form 10-Q/A
period 2004-06-30
FLIR SYSTEMS INC
filed 2005-03-16
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #2

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

This Amendment on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed by the Registrant on August 6, 2004 and amended on August 11, 2004, and is being filed to include information in Part II Item 2 regarding Issuer Purchases of Equity Securities.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Employee Stock Option Plans:
Per share	$17.04	$11.43	$15.16	$11.35
Total estimated value	$1,460	$488	$19,564	$539

Employee Stock Purchase Plan:
Per share	$9.67	$7.18	$9.67	$7.18
Total estimated value	$491	$370	$491	$370

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

The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Weighted average number of common shares outstanding	33,602	34,492	33,407	34,579
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	2,017	1,453	1,960	1,441

Diluted shares outstanding	35,619	35,945	35,367	36,020

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2003, the Company’s Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding shares of Common Stock in the open market through November 2004. All shares repurchased will be subject to applicable securities law, and at times and in amounts as management deems appropriate.

During the three months ended June 30, 2004, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 to April 30, 2004	—	$—	—	—
May 1, 2004 to May 31, 2004	71,446	43.95	—	—
June 1, 2004 to June 30, 2004	—	—	—	—

Total	71,446	$43.95	—	—

(1)	All of these shares were purchased in open market transactions. These shares were not purchased pursuant to a publicly announced plan or program.

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

FLIR SYSTEMS, INC.

Date March 16, 2005	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer
and Duly Authorized Officer)