Form 10-Q
period 2005-03-31
FLIR SYSTEMS INC
filed 2005-05-10
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒.     No ☐.

At April 30, 2005, there were 69,359,940 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$108,317	$108,861
Cost of goods sold	49,731	55,441

Gross profit	58,586	53,420
Operating expenses:
Research and development	13,255	10,598
Selling, general and administrative	24,196	20,960

Total operating expenses	37,451	31,558
Earnings from operations	21,135	21,862
Interest expense	1,995	2,101
Other (income) expenses, net	(734)	832

Earnings before income taxes	19,874	18,929
Income tax provision	5,167	6,246

Net earnings	$14,707	$12,683

Net earnings per share:
Basic	$0.21	$0.19

Diluted	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$125,613	$120,692
Accounts receivable, net	106,997	116,928
Inventories, net	108,279	98,258
Prepaid expenses and other current assets	21,310	21,769
Deferred income taxes, net	9,771	9,771

Total current assets	371,970	367,418

Property and equipment, net	45,181	34,778
Deferred income taxes, net	17,565	12,573
Goodwill	149,475	149,475
Intangible assets, net	45,569	47,180
Other assets	14,507	8,691

	$644,267	$620,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,268	$32,321
Deferred revenue	11,760	7,601
Accrued payroll and related liabilities	16,288	22,375
Accrued product warranties	5,345	5,465
Advance payments from customers	5,860	5,009
Other current liabilities	10,728	10,585
Accrued income taxes	2,770	5,626
Current portion of long-term debt	105	105

Total current liabilities	85,124	89,087

Long-term debt	205,528	205,335
Pension and other long-term liabilities	16,503	12,520
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2005, and December 31, 2004	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 70,046 and 69,118 shares issued at March 31, 2005, and December 31, 2004, respectively, and additional paid-in capital	237,010	219,230
Retained earnings	87,590	72,883
Accumulated other comprehensive earnings	12,512	21,060

Total shareholders’ equity	337,112	313,173

	$644,267	$620,115

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$14,707	$12,683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,112	3,687
Disposals and write-offs of property and equipment	—	(66)
Deferred income taxes	(4,992)	—
Income tax benefit of stock options	5,863	6,327
Changes in operating assets and liabilities (excluding effect of acquisition):
Decrease in accounts receivable	7,365	2,184
Increase in inventories	(12,314)	(2,238)
Decrease in prepaid expenses and other current assets	665	72
(Increase) decrease in other assets	(1,066)	192
Increase in accounts payable	497	126
Increase (decrease) in deferred revenue	4,418	(600)
(Decrease) increase in accrued payroll and other liabilities	(4,006)	1,406
Decrease in accrued income taxes	(2,520)	(4,588)
Increase in pension and other long-term liabilities	342	291

Cash provided by operating activities	12,071	19,476

Cash flows from investing activities:
Additions to property and equipment	(13,680)	(2,917)
Proceeds on sale of property and equipment	—	113
Acquisition of Indigo Systems Corporation, net of cash acquired	—	(159,945)
Other investments	(44)	679

Cash used by investing activities	(13,724)	(162,070)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt	(26)	(200)
Proceeds from exercise of stock options	11,917	2,455

Cash provided by financing activities	11,891	2,255

Effect of exchange rate changes on cash	(5,317)	(1,670)

Net increase (decrease) in cash and cash equivalents	4,921	(142,009)
Cash and cash equivalents, beginning of period	120,692	197,993

Cash and cash equivalents, end of period	$125,613	$55,984

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2005.

On February 2, 2005, the Company effected a two-for-one split for each share of common stock outstanding on January 12, 2005. The Company issued approximately 34.6 million shares of common stock as a result of the stock split. The Company’s number of shares and per share amounts of common stock have been restated to reflect the stock split for all periods presented.

Certain reclassifications have been made to prior year’s data to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Note 2. Stock-based Compensation

The Company has two stock incentive plans for employees and consultants, one stock option plan for non-employee directors and one employee stock purchase plan, which are more fully described in Notes 1 and 14 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company follows the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net earnings – as reported	$14,707	$12,683
Deduct: Total stock-based compensation expense determined under fair value method	(6,435)	(3,107)

Net earnings – pro forma	$8,272	$9,576

Earnings per share:
Basic – as reported	$0.21	$0.19
Diluted – as reported	$0.19	$0.17
Earnings per share:
Basic – pro forma	$0.12	$0.14
Diluted – pro forma	$0.11	$0.13

The fair value of the stock-based awards granted in the three months ended March 31, 2005 and 2004 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Employee Stock Option Plans:
Risk-free interest rate	3.4%	2.3%
Expected dividend yield	0.0%	0.0%
Expected life	3 years	3 years
Expected volatility	43.9%	54.3%
Employee Stock Purchase Plan:
Risk-free interest rate	2.2%	1.05%
Expected dividend yield	0.0%	0.0%
Expected life	6 months	6 months
Expected volatility	36.1%	37.3%

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Employee Stock Option Plans:
Per share	$9.70	$7.52
Total estimated value	$20,995	$18,035

Employee Stock Purchase Plan:
Per share	$6.84	$3.99
Total estimated value	$452	$210

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

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2005	2004
Numerator for earnings per share:
Net earnings, as reported	$14,707	$12,683
Interest associated with convertible notes, net of tax	1,094	1,097

Net earnings available to common shareholders – diluted	$15,801	$13,780

Denominator:
Weighted average number of common shares outstanding	69,554	66,424
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	3,539	3,796
Assumed conversion of convertible notes	9,463	9,463

Diluted shares outstanding	82,556	79,683

The effect of stock options for the three months ended March 31, 2005 and 2004 that aggregated 1,327,568 and 1,893,078 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw material and subassemblies	$66,573	$62,906
Work-in-progress	25,910	21,181
Finished goods	15,796	14,171

	$108,279	$98,258

Note 5. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2005	2004
Accrued product warranties, beginning of period	$5,465	$3,511
Amounts paid for warranty services	(766)	(1,246)
Warranty provisions for products sold	646	2,157
Aggregate changes related to pre-existing warranties	—	—

Accrued product warranties, end of period	$5,345	$4,422

Note 6. Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At March 31, 2005, the interest rate ranged from 4.00% to 5.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At March 31, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $1.5 million of letters of credit outstanding under the Credit Agreement at March 31, 2005, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $5.6 million) line of credit at 2.7% and a $2 million line of credit at 6.25% at March 31, 2005. At March 31, 2005, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the quarter ended September 30, 2004. As of March 31, 2005, no note holders have elected to convert their notes into Company stock.

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

	Three Months Ended March 31,
	2005	2004
Net earnings	$14,707	$12,683
Realization of previously unrealized losses on short-term investments	—	779
Translation adjustment	(8,548)	(2,875)

Total comprehensive earnings	$6,159	$10,587

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company offers a Supplemental Executive Retirement Plan for certain US executive officers of the Company. These plans are more fully described in Note 14 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Service costs	$62	$84
Interest costs	166	154
Net amortization and deferral	68	52

Net periodic pension costs	$296	$290

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

The accounting policies of each of the segments are the same. The Company evaluates performance based upon revenue and earnings from operations. On a consolidated basis, this amount represents earnings from operations as represented in the Consolidated Statement of Income. The Other segment consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information – (Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue:
Imaging	$66,955	$73,886
Thermography	41,362	34,975

	$108,317	$108,861

Earnings from operations:
Imaging	$14,201	$16,306
Thermography	13,103	11,024
Other	(6,169)	(5,468)

	$21,135	$21,862

	March 31, 2005	December 31, 2004
Segment assets (accounts receivable and inventories):
Imaging	$153,741	$147,281
Thermography	61,535	67,905

	$215,276	$215,186

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
United States	$56,959	$69,145
Europe	34,271	25,362
Other foreign	17,087	14,354

	$108,317	$108,861

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2005	December 31, 2004
United States	$231,426	$216,138
Europe	23,306	23,986

	$254,732	$240,124

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Operating Segments and Related Information—(Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
US Government	$33,074	$41,709

Note 12. Acquisition of Indigo Systems Corporation

On January 6, 2004, pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of October 21, 2003 by and among the Company, Indigo Systems Corporation (“Indigo”), Fiji Sub, Inc., and William Parrish, as Shareholders’ Agent, Fiji Sub Inc. was merged with and into Indigo (the “Merger”). As a result of the Merger, Indigo became a wholly owned subsidiary of the Company. The acquisition of Indigo was accounted for as a purchase as of January 6, 2004, and accordingly, the consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows include the full effect of Indigo as a wholly owned subsidiary for all periods presented, including the effect of the acquisition on the Company’s cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ended December 31, 2004. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. The Company’s revenue for the three months ended March 31, 2005 decreased by 0.5 percent, from $108.9 million in the first quarter of 2004 to $108.3 million in the first quarter of 2005.

Imaging revenue decreased $6.9 million, or 9.4 percent, from $73.9 million in the first quarter of 2004 to $67.0 million in the first quarter of 2005. The decrease in Imaging revenue in the first quarter of 2005 compared to the same period in 2004 was primarily due to slower order activity from the US Government, delays in the receipt of export licenses to certain international customers and delays in customers accepting delivery at the end of the quarter.

Thermography revenue increased 18.3 percent, from $35.0 million in the first quarter of 2004 to $41.4 million in the first quarter of 2005. Higher Thermography revenue in the first quarter of 2005 was primarily due to an increase in unit sales of the E-Series product line and stronger European currencies against the US dollar in 2005 compared to 2004.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While the Company currently expects an overall increase in total annual revenue for 2005 of between 13 percent and 16 percent, the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 47.4 percent and 36.5 percent for the quarters ended March 31, 2005 and 2004, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended March 31, 2005 was $58.6 million compared to $53.4 million for the same quarter last year. As a percentage of revenue, gross profit increased from 49.1 percent in the first quarter of 2004 to 54.1 percent in the first quarter of 2005. The increase in gross profit as a percentage of revenue was due to the product mix between the Thermography and Imaging segments, product mix within the Imaging segment, lower detector costs from the use of Indigo detectors, and

$773,000 of expense in 2004 related to the recognition of a portion of the one-time stepped-up values of the acquired inventories of Indigo.

Research and development expenses. Research and development expenses for the first quarter of 2005 totaled $13.3 million, compared to $10.6 million in the first quarter of 2004. The increase in research and development expenses was due to the continued investment in new products and engineering to enable future growth. As a percentage of revenue, research and development expenses were 12.2 percent and 9.7 percent for the three months ended March 31, 2005 and 2004, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $24.2 million for the quarter ended March 31, 2005, compared to $21.0 million for the quarter ended March 31, 2004. The increase in selling, general and administrative expenses was due to the continued growth in the business. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $651,000 and $433,000 for the quarters ended March 31, 2005 and 2004, respectively.

Selling, general and administrative expenses as a percentage of revenue were 22.3 percent and 19.3 percent for the quarters ended March 31, 2005 and 2004, respectively. The increase in percent of revenue in 2005 is primarily due to incurring expenses based on an expected higher sales volume for the quarter ended March 31, 2005 than was actually realized.

Interest expense. Interest expense for the first quarter of 2005 was $2.0 million compared to $2.1 million for the first quarter of 2004. Interest expense is primarily attributable to the accrual of interest on the convertible notes that the Company issued in June 2003 and the related costs of the issuance of the notes.

Other income/expense. For the quarter ended March 31, 2005, the Company recorded other income of $734,000 compared to other expense of $832,000 for the first quarter of 2004. The other income in 2005 consists primarily of interest income earned on short-term investments. The other expense in 2004 was primarily due to realized losses from short-term investments and currency losses on certain foreign currency transactions in Europe, offset by interest income from invested cash at certain foreign subsidiaries.

Income taxes. The income tax provision of $5.2 million for the three months ended March 31, 2005, represents an effective tax rate of 26 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resulting taxes in its various tax jurisdictions. The effective tax rate in the first quarter of 2004 was 33 percent. The Company’s effective tax rate is lower than the US Federal tax rate of 35% because of lower foreign tax rates, the effect of the Company’s current foreign tax structure and estimated tax credits.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents on hand of $125.6 million compared to $120.7 million at December 31, 2004. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options offset by capital expenditures, including the purchase of a building and associated property in Wilsonville, Oregon to replace the Company’s existing leased facility in Portland. The cost of the Wilsonville property totaled $10.2 million in the quarter.

Accounts receivable decreased from $116.9 million at December 31, 2004 to $107.0 million at March 31, 2005. The decrease was primarily attributable to the decrease in revenue during the last month of the first quarter of 2005, compared to the last month of the quarter ended December 31, 2004.

At March 31, 2005, the Company had inventories of $108.3 million compared to $98.3 million at December 31, 2004. The increase was primarily due to an increase in inventory in anticipation of shipments in the first quarter of 2005 that were delayed and planned increases in shipments in the second quarter of 2005.

Property and equipment increased from $34.8 million at December 31, 2004 to $45.2 million at March 31, 2005. The increase was primarily related to the purchase of the Wilsonville, Oregon, property.

The Company’s investing activities totaled $13.7 million and $162.1 million for the three months ended March 31, 2005 and 2004, respectively. The higher level of investing in the first quarter of 2004 was primarily due to the acquisition of Indigo.

Other assets at March 31, 2005 were $14.5 million compared to $8.7 million at December 31, 2004. The increase is primarily due to license rights acquired by the Santa Barbara operations.

Deferred revenue increased from $7.6 million at December 31, 2004 to $11.8 million at March 31, 2005. The increase is primarily due to customer invoicing for which revenue recognition has been deferred and increases in service contracts recognized during the quarter.

Accrued payroll and related liabilities was $16.3 million at March 31, 2005 compared to $22.4 million at December 31, 2004. The decrease is primarily due to the timing of payroll payments, including the payments for commissions and incentives accrued at December 31, 2004.

Pension and other long-term liabilities increased from $12.5 million at December 31, 2004 to $16.5 million at March 31, 2005. The increase is primarily due to minimum obligations related to the licensing rights acquired by the Santa Barbara operations (Indigo).

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At March 31, 2005, the interest rate ranged from 4.00% to 5.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At March 31, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $1.5 million of letters of credit outstanding under the Credit Agreement at March 31, 2005, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $5.6 million) line of credit at 2.7% and a $2 million line of credit at 6.25% at March 31, 2005. At March 31, 2005, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. The Company’s stock closed at a price higher than $57.70 per share for no fewer than 20 of the last 30 trading days during the quarter ended September 30, 2004. As of March 31, 2005, no note holders have elected to convert their notes into Company stock.

We believe that our existing cash combined with the cash we anticipate to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant capital commitments for the coming year nor are we aware of any significant events or conditions that are likely to have a material impact on the Company’s liquidity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123 “Share-Based Payment.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This amendment requires the recognition of the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions.

Effective April 20, 2005, the Securities and Exchange Commission has amended Regulation S-X to amend the date for compliance with the revision of SFAS 123. The statement is effective for the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the revision of SFAS 123 on January 1, 2006. The impact of adopting the revision of SFAS 123 is impracticable to estimate at this time and is contingent upon the number and nature of future options granted, the selected transition method and the selection of an option valuation model. The adoption of this statement will have no impact on the Company’s cash flows.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 4, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses during the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 10, 2005	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)