Form 10-Q
period 2005-06-30
FLIR SYSTEMS INC
filed 2005-08-03
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 0-21918

FLIR Systems, Inc.

(Exact name of Registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700A SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

(503) 498-3547

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

At July 29, 2005, there were 69,591,102 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$130,966	$119,295	$239,283	$228,156
Cost of goods sold	59,639	58,271	109,370	113,712

Gross profit	71,327	61,024	129,913	114,444
Operating expenses:
Research and development	13,970	10,784	27,225	21,382
Selling, general and administrative	25,031	23,026	49,227	43,986

Total operating expenses	39,001	33,810	76,452	65,368
Earnings from operations	32,326	27,214	53,461	49,076
Interest expense	1,972	2,006	3,967	4,107
Other (income) expenses, net	(2,852)	(224)	(3,586)	608

Earnings before income taxes	33,206	25,432	53,080	44,361
Income tax provision	8,634	7,506	13,801	13,752

Net earnings	$24,572	$17,926	$39,279	$30,609

Net earnings per share:
Basic	$0.35	$0.27	$0.56	$0.46

Diluted	$0.31	$0.24	$0.50	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$107,982	$120,692
Accounts receivable, net	109,092	116,928
Inventories, net	100,067	98,258
Prepaid expenses and other current assets	21,454	21,769
Deferred income taxes, net	9,771	9,771

Total current assets	348,366	367,418
Property and equipment, net	47,930	34,778
Deferred income taxes, net	18,709	12,573
Goodwill	149,475	149,475
Intangible assets, net	47,398	47,180
Other assets	14,319	8,691

	$626,197	$620,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,249	$32,321
Deferred revenue	8,250	7,601
Accrued payroll and related liabilities	16,197	22,375
Accrued product warranties	5,581	5,465
Advance payments from customers	3,267	5,009
Other current liabilities	7,335	10,585
Accrued income taxes	2,979	5,626
Current portion of long-term debt	106	105

Total current liabilities	75,964	89,087
Long-term debt	205,720	205,335
Pension and other long-term liabilities	16,668	12,520
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2005, and December 31, 2004	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 69,322 and 69,118 shares issued at June 30, 2005, and December 31, 2004, respectively, and additional paid-in capital	217,005	219,230
Retained earnings	112,162	72,883
Accumulated other comprehensive (loss) earnings	(1,322)	21,060

Total shareholders’ equity	327,845	313,173

	$626,197	$620,115

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$39,279	$30,609
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,914	7,283
Disposals and write-offs of property and equipment	(27)	(68)
Deferred income taxes	(6,136)	—
Income tax benefit of stock options	7,025	10,231
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease (increase) in accounts receivable	1,645	(2,275)
Increase in inventories	(8,243)	(1,485)
Increase in prepaid expenses and other current assets	(679)	(315)
Increase in other assets	(254)	(528)
Increase (decrease) in accounts payable	1,304	(837)
Increase (decrease) in deferred revenue	1,258	(808)
Decrease in accrued payroll and other liabilities	(8,324)	(1,079)
Decrease in accrued income taxes	(2,468)	(2,351)
Increase in pension and other long-term liabilities	894	603

Cash provided by operating activities	31,188	38,980

Cash flows from investing activities:
Additions to property and equipment	(17,698)	(6,914)
Proceeds on sale of property and equipment	56	149
Business acquisitions, net of cash acquired	(4,157)	(159,961)
Other investments	(1)	(617)

Cash used by investing activities	(21,800)	(167,343)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt	(52)	(3,691)
Repurchase of common stock	(25,524)	(3,144)
Proceeds from exercise of stock options	14,789	5,208
Proceeds from shares issued pursuant to employee stock purchase plan	1,485	758

Cash used by financing activities	(9,302)	(869)

Effect of exchange rate changes on cash	(12,796)	(1,758)

Net decrease in cash and cash equivalents	(12,710)	(130,990)
Cash and cash equivalents, beginning of period	120,692	197,993

Cash and cash equivalents, end of period	$107,982	$67,003

Schedule of non-cash financing activities:
License rights acquired	$4,146	$—

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings – as reported	$24,572	$17,926	$39,279	$30,609
Deduct: Total stock-based compensation expense determined under fair value method	(2,357)	(4,259)	(9,222)	(7,371)

Net earnings – pro forma	$22,215	$13,667	$30,057	$23,238

Earnings per share:
Basic – as reported	$0.35	$0.27	$0.56	$0.46
Diluted – as reported	$0.31	$0.24	$0.50	$0.41
Earnings per share:
Basic – pro forma	$0.32	$0.20	$0.43	$0.35
Diluted – pro forma	$0.29	$0.18	$0.39	$0.32

The fair value of the stock-based awards granted in the three months and six months ended June 30, 2005 and 2004 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee Stock Option Plans:
Risk-free interest rate	3.7%	2.7%	3.5%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	42.8%	53.3%	43.8%	54.2%
Employee Stock Purchase Plan:
Risk-free interest rate	2.7%	1.1%	2.7%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	39.4%	37.3%	39.4%	37.3%

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

Under the Black-Scholes option pricing model, the weighted-average estimated values of shares granted during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee Stock Option Plans:
Per share	$8.51	$8.52	$9.62	$7.58
Total estimated value	$1,363	$1,460	$22,358	$19,564
Employee Stock Purchase Plan:
Per share	$5.40	$4.84	$5.40	$4.84
Total estimated value	$762	$491	$762	$491

Note 3.	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place on the date of issuance. In addition, net earnings used for purposes of computing diluted earnings per share is reported net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place when the convertible notes were issued. Diluted earnings per share for the three months and six months ended June 30, 2004, has been restated for the assumed conversion of the convertible notes.

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for earnings per share:
Net earnings, as reported	$24,572	$17,926	$39,279	$30,609
Interest associated with convertible notes, net of tax	1,094	1,097	2,189	2,195

Net earnings available to common shareholders – diluted	$25,666	$19,023	$41,468	$32,804

Denominator:
Weighted average number of common shares outstanding	69,519	67,204	69,536	66,815
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	3,008	4,033	3,274	3,919
Assumed conversion of convertible notes	9,463	9,463	9,463	9,463

Diluted shares outstanding	81,990	80,700	82,273	80,197

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3.	Net Earnings Per Share—(Continued)

The effect of stock options for the three months ended June 30, 2005 and 2004 that aggregated 2,178,000 and 8,000 shares, respectively, and for the six months ended June 30, 2005 and 2004 that aggregated 1,745,000 and 62,000, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw material and subassemblies	$60,563	$62,906
Work-in-progress	26,583	21,181
Finished goods	12,921	14,171

	$100,067	$98,258

Note 5.	Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Accrued product warranties, beginning of period	$5,345	$4,422	$5,465	$3,511
Amounts paid for warranty services	(1,131)	(1,004)	(1,897)	(2,259)
Warranty provisions for products sold	1,367	1,613	2,013	3,779
Aggregate changes related to pre-existing warranties	—	—	—	—

Accrued product warranties, end of period	$5,581	$5,031	$5,581	$5,031

Note 6.	Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At June 30, 2005, the interest rate ranged from 4.50% to 5.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At June 30, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $1.8 million of letters of credit outstanding under the Credit Agreement at June 30, 2005, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6.	Credit Agreements—(Continued)

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $3.8 million) line of credit at 2.7% and a $2 million line of credit at 6.25% at June 30, 2005. At June 30, 2005, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually on June 25.

Note 7.	Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million of the notes made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million of the notes on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on June 1 and December 1. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of June 30, 2005, no note holders have elected to convert their notes into Company stock.

Note 8.	Comprehensive Earnings

Comprehensive earnings includes net earnings, cumulative translation adjustments, additional minimum pension liability adjustments, if any, on the Company’s Supplemental Executive Retirement Plan and fair value adjustments on available-for-sale securities that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$24,572	$17,926	$39,279	$30,609
Realization of previously unrealized losses on short-term investments	—	—	—	779
Translation adjustment	(13,834)	(77)	(22,382)	(2,952)

Total comprehensive earnings	$10,738	$17,849	$16,897	$28,436

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service costs	$61	$84	$123	$168
Interest costs	164	152	330	305
Net amortization and deferral	70	52	138	103

Net periodic pension costs	$295	$288	$591	$576

Note 10.	Contingencies

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

Note 11.	Repurchase of Common Stock

In April 2005, the Company’s Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding shares of Common Stock in the open market through April 2006. During the three months ended June 30, 2005, the Company repurchased 1.0 million shares for a total of $25.5 million.

Note 12.	Operating Segments and Related Information

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Operating Segments and Related Information—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Imaging	$85,813	$80,869	$152,768	$154,755
Thermography	45,153	38,426	86,515	73,401

	$130,966	$119,295	$239,283	$228,156

Earnings from operations:
Imaging	$25,511	$20,945	$39,712	$37,251
Thermography	13,928	12,843	27,031	23,867
Other	(7,113)	(6,574)	(13,282)	(12,042)

	$32,326	$27,214	$53,461	$49,076

			June 30, 2005	December 31, 2004
Segment assets (accounts receivable and inventories)
Imaging			$151,419	$147,281
Thermography			57,740	67,905

			$209,159	$215,186

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$76,050	$65,423	$133,009	$134,568
Europe	32,792	27,216	67,063	52,578
Other foreign	22,124	26,656	39,211	41,010

	$130,966	$119,295	$239,283	$228,156

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2005	December 31, 2004
United States	$235,120	$216,138
Europe	24,002	23,986

	$259,122	$240,124

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Operating Segments and Related Information—(Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
US Government	$49,890	$45,423	$82,964	$93,306

Note 13.	Acquisition of Indigo Systems Corporation

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

Note 14.	Acquisition of Brysen Optical Corporation

On May 12, 2005, the Company acquired for cash the net assets of Brysen Optical Corporation (“Brysen”), a maker of advanced optical coatings. The acquisition was accounted for as a purchase and the portion of the $4.2 million purchase price, which includes professional fees and other costs directly associated with the acquisition, that is in excess of the net assets acquired is reported in intangible assets. The allocation of the purchase price has not been finalized. The operations of Brysen are not material to the Company’s consolidated financial statements.

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

Results of Operations

Revenue. The Company’s revenue for the three months ended June 30, 2005 increased 9.8 percent, from $119.3 million in the second quarter of 2004 to $131.0 million in the second quarter of 2005. The Company’s revenue for the six months ended June 30, 2005 increased 4.9 percent, from $228.2 million in the first six months of 2004 to $239.3 million in the first six months of 2005. The increase in revenue was due to an increase in unit volumes due to the growth in the demand for a number of applications for infrared technology and the ability of our products to meet those applications.

Imaging revenue increased $4.9 million, or 6.1 percent, from $80.9 million in the second quarter of 2004 to $85.8 million in the second quarter of 2005. The increase in Imaging revenue in the second quarter of 2005 compared to the same period in 2004 was primarily due to an increase in unit sales of the Company’s land and maritime systems. Imaging revenue for the six months ended June 30, 2005, decreased 1.3 percent, from $154.8 million in the first six months of 2004 to $152.8 million in the first six months of 2005. The slight decrease in Imaging revenue for the first six months of 2005 compared to the same period in 2004 was primarily due to declines in the sales of air-borne and maritime products offset by increases in the sales of land and security systems.

Thermography revenue increased 17.5 percent, from $38.4 million in the second quarter of 2004 to $45.2 million in the second quarter of 2005. Thermography revenue for the six months ended June 30, 2005 increased 17.9 percent, from $73.4 million in the first six months of 2004 to $86.5 million in the first six months of 2005. Higher Thermography revenue in the second quarter and first six months of 2005 was primarily due to an increase in unit sales of the E-Series and OEM products.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While the Company currently expects an overall increase in total annual revenue for 2005 of between 13 percent and 15 percent, the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 41.9 percent and 45.2 percent for the quarters ended June 30, 2005 and 2004, respectively, and 44.4 percent and 41.0 percent for the first six months of 2005 and 2004, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended June 30, 2005 was $71.3 million compared to $61.0 million for the same quarter last year. As a percentage of revenue, gross profit increased from 51.2 percent in the second quarter of 2004 to 54.5 percent in the second quarter of 2005. Gross profit for the six months ended June 30, 2005 was $129.9 million, or 54.3 percent of revenue, compared to $114.4 million, or 50.2 percent of revenue, for the same period in 2004. The increase in gross profit as a percentage of revenue was due to the product mix within the Imaging segment, production efficiencies in the Company’s Imaging facilities, the product mix between the Thermography and Imaging segments, lower detector costs from the use of Indigo detectors, and $1.3 million of expense in 2004 related to the recognition of a portion of the one-time stepped-up values of the acquired inventories of Indigo.

Research and development expenses. Research and development expenses for the second quarter of 2005 totaled $14.0 million, compared to $10.8 million in the second quarter of 2004. Research and development expenses for the first six months of 2005 was $27.2 million, compared to $21.4 million for the same period of 2004. The increase in research and development expenses was due to the continued investment in new products and engineering to enable future growth. As a percentage of revenue, research and development expenses were 10.7 percent and 9.0 percent for the three months ended June 30, 2005 and 2004, respectively, and 11.4 percent and 9.4 percent for the six months ended June 30, 2005 and 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $25.0 million for the quarter ended June 30, 2005, compared to $23.0 million for the quarter ended June 30, 2004. Selling, general and administrative expenses for the first six months of 2005 were $49.2 million, compared to $44.0 million for the same period in 2004. The increase in selling, general and administrative expenses was due to the continued growth in the business. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $1.3 million and $604,000 for the quarters ended June 30, 2005 and 2004, respectively, and $2.0 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses as a percentage of revenue were 19.1 percent and 19.3 percent for the quarters ended June 30, 2005 and 2004, respectively, and 20.6 percent and 19.3 percent for the six months ended June 30, 2005 and 2004, respectively.

Interest expense. Interest expense was $2.0 million for the second quarter of 2005 and 2004, and $4.0 million and $4.1 million for the six months ended June 30, 2005 and 2004, respectively. Interest expense is primarily attributable to the accrual of interest on the convertible notes that the Company issued in June 2003 and the amortization of the related costs of the issuance of the notes.

Other income/expense. For the quarter ended June 30, 2005 and 2004, the Company recorded other income of $2.9 million and $224,000, respectively. For the six months ended June 30, 2005, the Company recorded other income of $3.6 million, compared to other expense of $608,000 for the same period of 2004. The other income in the second quarter and first six months of 2005 consists primarily of foreign currency transaction gains in Europe of $2.0 million and $2.0 million, respectively, and interest income. The other income in the second quarter of 2004 was primarily due to interest income earned on short-term investments. The other expense in the first six months of 2004 was primarily due to realized losses from short-term investments in the first three months of 2004 and foreign currency transaction losses in Europe, offset by interest income from invested cash at certain foreign subsidiaries.

Income taxes. The income tax provision of $13.8 million for the six months ended June 30, 2005, represents an effective tax rate of 26 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resulting taxes in its various tax jurisdictions. The effective tax rate for the first six months of 2004 was 31 percent. The Company’s effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of the Company’s current foreign tax structure and estimated tax credits.

The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, management is not yet in a position to decide on whether, and to what extent, if any, foreign earnings that have not yet been remitted to the US might be repatriated. For the Company, the one-year period during which the qualifying distributions can be made expires on December 31, 2005.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash and cash equivalents on hand of $108.0 million compared to $120.7 million at December 31, 2004. The decrease in cash and cash equivalents was primarily due to $25.5 million used to repurchase approximately 1 million shares of the Company’s common stock, capital expenditures of $17.7 million, including the purchase of a building and associated property in Wilsonville, Oregon for $10.2 million, and the acquisition of Brysen Optical Corporation for $4.2 million offset by cash provided from operations and proceeds from the exercise of stock options.

Accounts receivable decreased from $116.9 million at December 31, 2004 to $109.1 million at June 30, 2005. The decrease was primarily attributable to the decrease in revenue during the second quarter of 2005, compared to the quarter ended December 31, 2004.

At June 30, 2005, the Company had inventories of $100.1 million compared to $98.3 million at December 31, 2004. The increase was primarily due to general growth in the business and recent and planned new product introductions.

Property and equipment increased from $34.8 million at December 31, 2004 to $47.9 million at June 30, 2005. The increase was primarily related to the purchase of the Wilsonville, Oregon, property in the first quarter of 2005.

The Company’s investing activities totaled $8.1 million and $5.3 million for the three months ended June 30, 2005 and 2004, respectively, and $21.8 million and $167.3 million for the six months ended June 30, 2005 and 2004, respectively. The higher level of investing in the first six months of 2004 was primarily due to the acquisition of Indigo.

Other assets at June 30, 2005 were $14.3 million compared to $8.7 million at December 31, 2004. The increase is primarily due to license rights acquired by the Santa Barbara operations in the first quarter of 2005.

Accrued payroll and related liabilities was $16.2 million at June 30, 2005 compared to $22.4 million at December 31, 2004. The decrease is primarily due to the timing of payroll payments, including the payments for commissions and incentives accrued at December 31, 2004.

Pension and other long-term liabilities increased from $12.5 million at December 31, 2004 to $16.7 million at June 30, 2005. The increase is primarily due to minimum obligations related to the licensing rights acquired by the Santa Barbara operations (Indigo).

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At June 30, 2005, the interest rate ranged from 4.50% to 5.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At June 30, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $1.8 million of letters of credit outstanding under the Credit Agreement at June 30, 2005, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $3.8 million) line of credit at 2.7% and a $2 million line of credit at 6.25% at June 30, 2005. At June 30, 2005, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually on June 25.

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million of the notes made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million of the notes on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of June 30, 2005, no note holders have elected to convert their notes into Company stock.

On April 14, 2005, the Company’s Board of Directors authorized the repurchase of up to 3 million shares of the Company’s outstanding common stock and up to $100 million of its outstanding convertible notes. During the quarter ended June 30, 2005, the Company repurchased approximately 1 million shares for $25.5 million. The timing and the amount of any future repurchases of common stock or convertible notes will be determined based on our evaluation of market conditions and other factors.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations since December 31, 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123, “Share-Based Payment.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This amendment requires the recognition of the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions.

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

In November 2004, FASB issued SFAS 151, “Inventory Costs.” This statement amends the guidance in chapter 4 of ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 151 on January 1, 2006 and does not expect a material effect on the Company’s financial position or results of operations.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement is effective for the fiscal year beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 on January 1, 2006.

In June 2005, FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. This guidance is effective beginning on the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The impact of this guidance for the quarter ended June 30, 2005 for the Company’s “historical waste” was not material and the Company is currently in the process of interpreting these new laws and evaluating the financial impact in the countries in which it operates.

Risk Factors

The Company reaffirms the risk factors as reported in our Form 10-K for the year ended December 31, 2004.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In April 2005, the Company’s Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding shares of Common Stock in the open market through April 2006. All shares repurchased will be subject to applicable securities law, and at times and in amounts as management deems appropriate.

During the three months ended June 30, 2005, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	691,543	$25.30	691,543
May 1, 2005 to May 31, 2005	309,000	25.98	309,000
June 1, 2005 to June 30, 2005	—	—	—

Total	1,000,543	$25.51	1,000,543	1,999,457

(1)	All of these shares were purchased in open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 20, 2005, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

	Vote
Director	For	Withheld Authority	Term Ending
John C. Hart	42,227,133	24,389,546	2008
Angus L. Macdonald	58,128,968	8,487,711	2008

In addition, the amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 200,000,000 was approved by a vote of shareholders, by the following votes:

For	Against	Abstain
56,203,733	10,387,696	25,250

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1	Third Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 3, 2005	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)