Form 10-Q
period 2005-09-30
FLIR SYSTEMS INC
filed 2005-11-04
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

At October 28, 2005, there were 69,374,343 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$113,031	$110,769	$352,314	$338,925
Cost of goods sold	52,911	51,789	162,281	165,501

Gross profit	60,120	58,980	190,033	173,424
Operating expenses:
Research and development	11,777	11,324	39,002	32,706
Selling, general and administrative	22,002	21,997	71,229	65,983

Total operating expenses	33,779	33,321	110,231	98,689
Earnings from operations	26,341	25,659	79,802	74,735
Interest expense	1,954	1,954	5,921	6,061
Other expenses (income), net	949	429	(2,637)	1,037

Earnings before income taxes	23,438	23,276	76,518	67,637
Income tax provision	6,094	6,452	19,895	20,204

Net earnings	$17,344	$16,824	$56,623	$47,433

Net earnings per share:
Basic	$0.25	$0.25	$0.81	$0.71

Diluted	$0.22	$0.22	$0.73	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$133,884	$120,692
Accounts receivable, net	111,470	116,928
Inventories, net	103,817	98,258
Prepaid expenses and other current assets	22,902	21,769
Deferred income taxes, net	9,771	9,771

Total current assets	381,844	367,418
Property and equipment, net	51,111	34,778
Deferred income taxes, net	24,008	12,573
Goodwill	149,475	149,475
Intangible assets, net	45,900	47,180
Other assets	15,813	8,691

	$668,151	$620,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,569	$32,321
Deferred revenue	9,561	7,601
Accrued payroll and related liabilities	16,861	22,375
Accrued product warranties	5,843	5,465
Advance payments from customers	4,159	5,009
Other current liabilities	9,898	10,585
Accrued income taxes	5,863	5,626
Current portion of long-term debt	81	105

Total current liabilities	85,835	89,087
Long-term debt	205,937	205,335
Pension and other long-term liabilities	16,869	12,520
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2005, and December 31, 2004	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 70,038 and 69,118 shares issued at September 30, 2005, and December 31, 2004, respectively, and additional paid-in capital	231,142	219,230
Retained earnings	129,506	72,883
Accumulated other comprehensive (loss) earnings	(1,138)	21,060

Total shareholders’ equity	359,510	313,173

	$668,151	$620,115

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$56,623	$47,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,105	10,870
Disposals and write-offs of property and equipment	(47)	(57)
Deferred income taxes	(11,435)	(18,338)
Income tax benefit of stock options	12,583	18,338
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease (increase) in accounts receivable	736	(7,023)
Increase in inventories	(10,629)	(10,422)
Increase in prepaid expenses and other current assets	(1,809)	(3,343)
Increase in other assets	(1,498)	(650)
Increase in accounts payable	2,348	4,731
Increase (decrease) in deferred revenue	2,420	(107)
(Decrease) increase in accrued payroll and other liabilities	(4,387)	4,615
Increase in accrued income taxes	212	13,240
Increase in pension and other long-term liabilities	985	1,233

Cash provided by operating activities	57,207	60,520

Cash flows from investing activities:
Additions to property and equipment	(23,098)	(9,590)
Proceeds on sale of property and equipment	171	180
Business acquisitions, net of cash acquired	(4,157)	(159,961)
Other investments	(1,500)	(1,716)

Cash used by investing activities	(28,584)	(171,087)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt	(78)	(3,717)
Repurchase of common stock	(25,524)	(3,144)
Proceeds from exercise of stock options	23,368	11,325
Proceeds from shares issued pursuant to employee stock purchase plan	1,485	758

Cash (used) provided by financing activities	(749)	5,222

Effect of exchange rate changes on cash	(14,682)	2,247

Net increase (decrease) in cash and cash equivalents	13,192	(103,098)
Cash and cash equivalents, beginning of period	120,692	197,993

Cash and cash equivalents, end of period	$133,884	$94,895

Schedule of non-cash financing activities:
License rights acquired	$4,146	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings – as reported	$17,344	$16,824	$56,623	$47,433
Deduct: Total stock-based compensation expense determined under fair value method	(1,706)	(3,591)	(10,926)	(10,961)

Net earnings – pro forma	$15,638	$13,233	$45,697	$36,472

Earnings per share:
Basic – as reported	$0.25	$0.25	$0.81	$0.71
Diluted – as reported	$0.22	$0.22	$0.73	$0.63
Earnings per share:
Basic – pro forma	$0.22	$0.19	$0.66	$0.54
Diluted – pro forma	$0.20	$0.18	$0.60	$0.49

The fair value of the stock-based awards granted in the three months and nine months ended September 30, 2005 and 2004 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Employee Stock Option Plans:
Risk-free interest rate	4.1%	2.9%	3.5%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	41.2%	50.6%	43.8%	54.2%

Employee Stock Purchase Plan:
Risk-free interest rate	3.2%	1.2%	2.7%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	42.3%	37.4%	39.4%	37.3%

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of options to purchase shares granted during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Employee Stock Option Plans:
Per share	$9.72	$11.45	$9.62	$7.60
Total estimated value	$182	$165	$22,540	$19,729
Employee Stock Purchase Plan:
Per share	$5.62	$5.92	$5.40	$4.83
Total estimated value	$424	$263	$762	$491

Note 3. Net Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place on the date of issuance. In addition, net earnings used for purposes of computing diluted earnings per share is reported net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place when the convertible notes were issued. Diluted earnings per share for the nine months ended September 30, 2004, has been restated for the assumed conversion of the convertible notes.

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for earnings per share:
Net earnings, as reported	$17,344	$16,824	$56,623	$47,433
Interest associated with convertible notes, net of tax	1,094	1,094	3,283	3,289

Net earnings available to common shareholders – diluted	$18,438	$17,918	$59,906	$50,722

Denominator:
Weighted average number of common shares outstanding	69,777	67,910	69,617	67,182
Assumed exercises of stock options net of shares assumed reacquired under the treasury stock method	3,052	4,336	3,206	4,148
Assumed conversion of convertible notes	9,463	9,463	9,463	9,463

Diluted shares outstanding	82,292	81,709	82,286	80,793

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share—(Continued)

The effect of stock options for the three months ended September 30, 2005 and 2004 that aggregated 2,115,000 and 4,000 shares, respectively, and for the nine months ended September 30, 2005 and 2004 that aggregated 1,880,000 and 4,000, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw material and subassemblies	$59,734	$62,906
Work-in-progress	30,681	21,181
Finished goods	13,402	14,171

	$103,817	$98,258

Note 5. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Accrued product warranties, beginning of period	$5,581	$5,031	$5,465	$3,511
Amounts paid for warranty services	(729)	(818)	(2,834)	(3,077)
Warranty provisions for products sold	991	710	3,212	4,489

Accrued product warranties, end of period	$5,843	$4,923	$5,843	$4,923

Note 6. Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At September 30, 2005, the interest rate ranged from 5.10% to 6.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At September 30, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $2.4 million of letters of credit outstanding under the Credit Agreement at September 30, 2005, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Credit Agreements—(Continued)

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $3.8 million) line of credit at 2.70% and a $2 million line of credit at 6.00% at September 30, 2005. At September 30, 2005, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually on June 25.

Note 7. Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The issuance was made through an initial offering of $175 million of the notes made on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million of the notes on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on June 1 and December 1. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo Systems Corporation and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of September 30, 2005, no note holders have elected to convert their notes into Company stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$17,344	$16,824	$56,623	$47,433
Realization of previously unrealized losses on short-term investments	—	—	—	779
Translation adjustment	184	2,514	(22,198)	(438)

Total comprehensive earnings	$17,528	$19,338	$34,425	$47,774

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service costs	$62	$84	$185	$252
Interest costs	161	153	491	458
Net amortization and deferral	69	52	207	155

Net periodic pension costs	$292	$289	$883	$865

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

Note 11. Repurchase of Common Stock

In April 2005, the Company’s Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding shares of Common Stock in the open market through April 2006. During the nine months ended September 30, 2005, the Company repurchased 1.0 million shares for a total of $25.5 million. During October 2005, the Company repurchased approximately 834,000 shares for $19.4 million.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Operating Segments and Related Information – (Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Imaging	$74,509	$74,035	$227,278	$228,789
Thermography	38,522	36,734	125,036	110,136

	$113,031	$110,769	$352,314	$338,925

Earnings from operations:
Imaging	$18,723	$18,663	$58,435	$55,914
Thermography	13,494	12,814	40,525	36,681
Other	(5,876)	(5,818)	(19,158)	(17,860)

	$26,341	$25,659	$79,802	$74,735

			September 30, 2005	December 31, 2004
Segment assets (accounts receivable and inventories)
Imaging			$160,974	$147,281
Thermography			54,313	67,905

			$215,287	$215,186

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$66,924	$72,360	$199,933	$206,928
Europe	25,443	27,962	92,506	80,540
Other foreign	20,664	10,447	59,875	51,457

	$113,031	$110,769	$352,314	$338,925

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2005	December 31, 2004
United States	$237,136	$216,138
Europe	25,163	23,986

	$262,299	$240,124

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Operating Segments and Related Information—(Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
US Government	$38,205	$50,385	$121,169	$143,691

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ended December 31, 2004. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. The Company’s revenue for the three months ended September 30, 2005 increased 2.0 percent, from $110.8 million in the third quarter of 2004 to $113.0 million in the third quarter of 2005. The Company’s revenue for the nine months ended September 30, 2005 increased 4.0 percent, from $338.9 million in the first nine months of 2004 to $352.3 million in the first nine months of 2005. The increase in revenue was primarily due to an increase in unit volumes in the Company’s Thermography business.

Imaging revenue increased $500,000, or 0.6 percent, from $74.0 million in the third quarter of 2004 to $74.5 million in the third quarter of 2005. Imaging revenue for the nine months ended September 30, 2005, decreased 0.7 percent, from $228.8 million in the first nine months of 2004 to $227.3 million in the first nine months of 2005. The slight decrease in Imaging revenue for the first nine months of 2005 compared to the same period in 2004 was primarily due to declines in the sales of air-borne and maritime products offset by increases in the sales of land and security systems.

Thermography revenue increased 4.9 percent, from $36.7 million in the third quarter of 2004 to $38.5 million in the third quarter of 2005. Thermography revenue for the nine months ended September 30, 2005 increased 13.5 percent, from $110.1 million in the first nine months of 2004 to $125.0 million in the first nine months of 2005. Higher Thermography revenue in the third quarter and first nine months of 2005 was primarily due to an increase in unit sales of the E-Series and OEM products.

The timing of deliveries against large contracts, especially for the Company’s Imaging products, can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While the Company currently expects an overall increase in total annual revenue for 2005 of between 6 percent and 8 percent, the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

As a percentage of revenue, international sales were 40.8 percent and 34.7 percent for the quarters ended September 30, 2005 and 2004, respectively, and 43.3 percent and 38.9 percent for the first nine months of 2005 and 2004, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Sales to the US Government declined by 24.2 percent in the third quarter of 2005 to $38.2 million, from $50.4 million in the third quarter of 2004. For the first nine months of 2005, sales to the US Government declined by 15.7 percent to $121.2 million, from $143.7 million in the first nine months of 2004. While revenue from the US Government can fluctuate from quarter to quarter, the reduction in US Government revenue in 2005 was attributable to lower purchases of the Company’s handheld and maritime systems following very strong demand in 2004.

Gross profit. Gross profit for the quarter ended September 30, 2005 was $60.1 million compared to $59.0 million for the same quarter last year. As a percentage of revenue, gross profit was 53.2 percent in the third quarter of 2005 and 2004. Gross profit for the nine months ended September 30, 2005 was $190.0 million, or 53.9 percent of revenue, compared to $173.4 million, or 51.2 percent of revenue, for the same period in 2004. The increase in gross profit as a percentage of revenue for the nine month period was due to the product mix within the Imaging segment, production efficiencies in the Company’s Imaging facilities, the product mix between the Thermography and Imaging segments, lower detector costs from the use of Indigo detectors, and $1.3 million of expense in 2004 related to the recognition of a portion of the one-time stepped-up values of the acquired inventories of Indigo.

Research and development expenses. Research and development expenses for the third quarter of 2005 totaled $11.8 million, compared to $11.3 million in the third quarter of 2004. Research and development expenses for the first nine months of 2005 were $39.0 million, compared to $32.7 million for the same period of 2004. The increase in research and development expenses was due to the continued investment in new products and engineering to enable future growth. As a percentage of revenue, research and development expenses were 10.4 percent and 10.2 percent for the three months ended September 30, 2005 and 2004, respectively, and 11.1 percent and 9.6 percent for the nine months ended September 30, 2005 and 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $22.0 million for the quarters ended September 30, 2005 and 2004. Selling, general and administrative expenses for the first nine months of 2005 were $71.2 million, compared to $66.0 million for the same period in 2004. The increase in selling, general and administrative expenses was due to the continued growth in the business. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $1.0 million and $562,000 for the quarters ended September 30, 2005 and 2004, respectively, and $3.0 million and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses as a percentage of revenue were 19.5 percent and 19.9 percent for the quarters ended September 30, 2005 and 2004, respectively, and 20.2 percent and 19.5 percent for the nine months ended September 30, 2005 and 2004, respectively.

Interest expense. Interest expense was $2.0 million for the third quarter of 2005 and 2004, and $5.9 million and $6.1 million for the nine months ended September 30, 2005 and 2004, respectively. Interest expense is primarily attributable to the accrual of interest on the convertible notes that the Company issued in June 2003 and the amortization of the related costs of the issuance of the notes.

Other expenses/income. For the quarter ended September 30, 2005 and 2004, the Company recorded other expenses of $949,000 and $429,000, respectively. For the nine months ended September 30, 2005, the Company recorded other income of $2.6 million, compared to other expenses of $1.0 for the same period of 2004. The other expenses in the third quarter of 2005 consist primarily of foreign currency transaction losses of $1.5 million, offset by interest income of $559,000. The other income for the first nine months of 2005 consists primarily of interest income. The other expenses in the third quarter of 2004 was primarily due to foreign currency transaction losses in Europe offset by interest income earned on short-term investments. The other expenses in the first nine months of 2004 was primarily due to realized losses from short-term investments in the first three months of 2004 and foreign currency transaction losses in Europe, offset by interest income from invested cash at certain foreign subsidiaries.

Income taxes. The income tax provision of $19.9 million for the nine months ended September 30, 2005, represents an effective tax rate of 26 percent, which reflects the Company’s estimate of expected year-end earnings and losses and resulting taxes in its various tax jurisdictions. The effective tax rate for the first nine months of 2004 was 30 percent. The Company’s effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of the Company’s current foreign tax structure and estimated tax credits.

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

Liquidity and Capital Resources

At September 30, 2005, the Company had cash and cash equivalents on hand of $133.9 million compared to $120.7 million at December 31, 2004. The increase in cash and cash equivalents was primarily due to cash provided from operations of $57.2 million and proceeds of $24.9 million from the exercise of stock options and issuance of shares under the employee stock purchase plan, offset by $25.5 million used to repurchase approximately 1 million shares of the Company’s common stock, capital expenditures of $23.1 million, including the purchase of a building and associated property in Wilsonville, Oregon for $10.2 million, and the acquisition of Brysen Optical Corporation for $4.2 million.

Accounts receivable decreased from $116.9 million at December 31, 2004 to $111.5 million at September 30, 2005. The decrease was primarily attributable to the decrease in revenue during the third quarter of 2005, compared to the quarter ended December 31, 2004.

At September 30, 2005, the Company had inventories of $103.8 million compared to $98.3 million at December 31, 2004. The increase was primarily due to an increase in materials in anticipation of fourth quarter shipments and recent and planned new product introductions.

Property and equipment increased from $34.8 million at December 31, 2004 to $51.1 million at September 30, 2005. The increase was primarily related to the purchase of the Wilsonville, Oregon, property in the first quarter of 2005.

The Company’s investing activities totaled $6.8 million and $3.7 million for the three months ended September 30, 2005 and 2004, respectively, and $28.6 million and $171.1 million for the nine months ended September 30, 2005 and 2004, respectively. The higher level of investing in the first nine months of 2004 was primarily due to the acquisition of Indigo.

Other assets at September 30, 2005 were $15.8 million compared to $8.7 million at December 31, 2004. The increase is primarily due to license rights acquired for the production of detectors.

Accrued payroll and related liabilities was $16.9 million at September 30, 2005 compared to $22.4 million at December 31, 2004. The decrease is primarily due to the timing of payroll payments, including the payments for commissions and incentives accrued at December 31, 2004.

Pension and other long-term liabilities increased from $12.5 million at December 31, 2004 to $16.9 million at September 30, 2005. The increase is primarily due to recording minimum royalty obligations related to the licensing rights acquired for the production of detectors.

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At September 30, 2005, the interest rate ranged from 5.10% to 6.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At September 30, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $2.4 million of letters of credit outstanding under the Credit Agreement at September 30, 2005, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $3.8 million) line of credit at 2.7% and a $2 million line of credit at 6.00% at September 30, 2005. At September 30, 2005, the Company

had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis on December 31. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually on June 25.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of September 30, 2005, no note holders have elected to convert their notes into Company stock.

On April 14, 2005, the Company’s Board of Directors authorized the repurchase of up to 3 million shares of the Company’s outstanding common stock and up to $100 million of its outstanding convertible notes. During the nine months ended September 30, 2005, the Company repurchased approximately 1 million shares for $25.5 million. During October 2005, the Company repurchased approximately 834,000 shares for $19.4 million. The timing and the amount of any future repurchases of common stock or convertible notes will be determined based on our evaluation of market conditions and other factors.

We believe that our existing cash combined with the cash we anticipate to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not currently have any significant capital commitments nor are we aware of any significant events or conditions that are likely to have a material impact on the Company’s liquidity.

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

In June 2005, FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. This guidance is effective beginning on the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The impact of this guidance for the quarter ended September 30, 2005 for the Company’s “historical waste” is estimated to not be material and the Company continues the process of interpreting these new laws and further evaluating the financial impact in the countries in which it operates.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the three months ended September 30, 2005, the Company did not repurchase any shares. During the nine months ended September 30, 2005, the Company repurchased 1 million shares for a total of $25.5 million.

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

FLIR SYSTEMS, INC.

Date November 4, 2005	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)