Form 10-K
period 2005-12-31
FLIR SYSTEMS INC
filed 2006-03-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21918

FLIR Systems, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700A SW Parkway Avenue, Wilsonville, Oregon	(503) 498-3547
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class of Stock

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $2,041,589,450.

As of February 17, 2006, there were 69,069,650 shares of the registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders.

FLIR Systems, Inc.

FORM 10-K

ANNUAL REPORT

i

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We are a world leader in the design, manufacture and marketing of thermal imaging and infrared camera systems. Our products are used in a wide variety of applications in commercial, industrial and government markets, internationally as well as domestically. We offer a variety of system configurations to suit specific customer requirements. Our business is organized into two divisions, Thermography and Imaging.

Thermography products are generally sold for commercial and industrial applications. Most of our higher performance cameras incorporate temperature measurement capability, enabling the user to perform a wide variety of diagnostic and analytic activities. Applications for these cameras include electrical and mechanical preventative maintenance, manufacturing process control, research and development, test and measurement, home inspection, energy auditing, leak detection and scientific analysis. These cameras are typically priced between $7,000 and $100,000.

We continue to expand the markets for our Thermography products through the introduction of lower priced infrared camera systems, as well as through new products purposely built for specific applications. Our ThermaCam® E- and B- Series and ThermoVision® A- Series™ cameras, which range in price from approximately $7,000 to $30,000, address newer markets such as commercial and residential building inspection, moisture detection and low cost process control applications, as well as helping to penetrate the more price and value conscious market sub-segments of our core predictive maintenance marketplace. Our P-Series™ cameras are more sophisticated, higher performance units targeted at professional thermographers in such applications as predictive and preventative maintenance and power generation. Our GasFindIR™ camera, introduced in 2005, addresses the market for detection of natural gas and other volatile organic compounds in such industries as gas and petrochemical refining, transportation and storage.

Our Thermography products may be either hand-held or fixed mounted and some can be connected to web interfaces for remote monitoring and control. Most of our Thermography products are designed and manufactured in Stockholm, Sweden.

Our Imaging division offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants such as smoke, haze and most types of fog. We offer hand-held imaging systems as well as fixed or vehicle mounted products specially designed for land, airborne and marine applications. Imaging products are often customized for their specific application. We have also expanded our program business over the last several years, whereby we develop products for a specific customer program, typically a military customer.

Our Imaging products frequently incorporate additional sensors, including visible light cameras, laser rangefinders, laser illuminators, laser designators, and image analysis software. Imaging products range in price from under $3,000 for the least sophisticated imaging cores to nearly $1 million for our most advanced stabilized systems. We manufacture Imaging products in four locations: Portland, Oregon (large, stabilized systems); Boston, Massachusetts (smaller stabilized systems, fixed mounted and hand-held systems); Santa Barbara, California (imaging components and cores, uncooled security cameras); and Stockholm, Sweden (targeting and security cameras). We compete on the basis of product performance, quality, features and functions, customer service and training, distribution capability and price.

Product development in our Imaging division is generally conducted either as commercial, off-the-shelf (“COTS”), or commercially developed, military qualified (“CDMQ”). COTS development is characterized by development of products primarily for government and commercial markets that may be sold into limited military applications, using our own internally generated funds for research and development. CDMQ refers to those circumstances where we use our own internally generated funds to develop commercial products that are specifically designed to meet military qualifications and are sold to high-end commercial and military applications and programs. We have increased our emphasis on CDMQ as a development strategy, and it is a growing part of our Imaging business. We also periodically accept government funded design and development contracts. During 2005 and 2004, revenues from such contracts totaled approximately $18 million in each year.

Our products utilize two types of infrared detectors. Our highest performance products utilize infrared detectors that are cooled to near absolute zero with a micro-cooler. This technique offers high sensitivity and resolution for long-range applications or those requiring high measurement precision. Most of our Thermography products and our lower cost Imaging products utilize a detector technology that operates at or near room temperature and thus does not require a micro-cooler. This “uncooled” technology is lighter, uses less power and is less expensive to produce. The performance of uncooled detectors is improving, and production volumes are rising. As a result, prices have dropped and unit volumes are growing.

We have built a worldwide distribution system that allows us to sell our products into a wide range of international and domestic markets. In 2005, 44% of our revenue was derived from international sales. Our international sales are generally subject to export licensing requirements by various agencies of the United States Government. These licensing requirements have and are from time to time likely to cause delays in the shipment of international orders and may prevent us from accepting orders in certain countries. Consolidated sales in 2005 to all agencies of the United States Government totaled 33% of our total revenue. In 2005, Thermography sales accounted for 36% of our total revenue, while Imaging accounted for 64%. We use a combination of direct sales, representatives and distributors, depending on product type and geographic area.

FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. The Company’s headquarters are located at 27700A SW Parkway Avenue, Wilsonville, Oregon 97070-8238, and the telephone number at this location is (503) 498-3547. Information about the Company is available on the internet at www.flir.com.

Infrared Technology Overview

Infrared is a portion of the electro-magnetic spectrum that is not visible by the human eye because its wavelength is too long. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of so called “low light” vision systems, such as visible light intensification used in night vision goggles, in several ways. Unlike “low light” vision systems, thermal or infrared imaging systems can detect objects in total darkness, without any light source whatsoever, even through obscurants such as smoke, haze and most types of fog. Infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night, and are not susceptible to rapid changes in visible light levels. Since infrared systems are detecting emitted infrared radiation, they are passive and thus more covert than certain “illuminated” systems. Finally, advanced thermal imaging systems can measure minute temperature differences, a critical tool for a variety of commercial, industrial and scientific applications.

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two primary types of infrared detectors, described above, are often referred to as “cooled” and “uncooled.” Cooled detectors, while more sensitive require structures that result in a system that is heavier, more complex and uses more power than uncooled detectors. Conversely, uncooled detectors are lighter, less complex, and less expensive to produce, and use less power than cooled detectors. While the performance of uncooled technology is improving, it is still less sensitive and has shorter range performance than cooled detectors.

Most of our Thermography products use uncooled detectors and we have successfully introduced less expensive infrared cameras into emerging market segments such as building construction and restoration, home inspections, commercial and industrial security, and moisture detection. We use both cooled and uncooled technology in our Imaging systems. We expect demand for both types of systems to increase.

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

Thermography Market.    The Thermography market has traditionally addressed thermal imaging applications where both imaging and temperature measurement are required. This market is growing in size and breadth as prices decline, volumes increase and new applications are penetrated. Over the past several years, markets have expanded beyond the traditional industrial predictive and preventive maintenance segments, and we expect new markets to continue to develop in the future. Key end-user markets today include:

Predictive Maintenance

Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases the equipment’s productivity and avoids catastrophic failures or major equipment damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this well established market segment.

Research & Development	Infrared’s unique ability to detect minute differences in temperature while detailing complex thermal dynamics and patterns makes Thermography systems a useful tool in a wide variety of research and

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

Building Inspection

Our ThermaCam B-Series cameras address the specific requirements of the building inspection market. Infrared imagers can detect missing insulation, water intrusion, pest infiltration, gauge energy efficiency, assess indoor air quality and help detect the presence of mold.

Emerging Thermography

Our ThermaCam E-Series and ThermoVision A-Series products have expanded our traditional markets and opened new markets for our products. For example, smaller manufacturing facilities, electrical cooperatives and electrical contractors that could not justify the cost of a high-end product have purchased E-Series cameras to replace paid consultancy services. A special version of our E-Series camera, known as the ThermaCam Scout™, has been adapted to meet the needs of the emerging security markets at state and local law enforcement agencies. Our new low cost A-Series fixed mounted infrared cameras are now deployed into manufacturing environments that have not been able to solve quality problems with visual technology. In addition, they are deployed to see through the common occurrence of smoke, steam and fog in harsh industrial environments, such as metal shredding and pulp and paper processing.

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

Imaging Market.    The Imaging market is comprised of a broad range of applications where an infrared image is needed, but where temperature measurement is not required. The primary focus of this segment is to provide enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety and commercial broadcast customers. Our systems typically provide the capability to see and record an object over long distances, day or night, through adverse weather conditions and from a wide variety of vehicle, man portable and fixed installation platforms. Currently the majority of our infrared imaging systems use cooled technology to identify objects from long distances; however uncooled thermal imaging systems are growing rapidly in such applications as low cost ground-based security, hand-held surveillance and security applications, and in passenger cars, boats and other vehicles. Many of our markets require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments or maritime conditions while performing a variety of sophisticated tasks requiring high image quality and stabilization. Systems are often integrated into larger applications and must be able to integrate with such other systems as aircraft avionics or large broad based security networks.

The Imaging market primarily consists of the following end-user market segments:

Search and Rescue

Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or in vehicles, to provide offshore oil platform safety and to provide emergency or disaster response support for missing persons or accident victims. Such systems are in use today by the US Coast Guard, the US Marine Corps, the US Air National Guard and the United Kingdom Ministry of Defense.

Perimeter Security

Thermal imaging systems have historically been used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. Recently, we have introduced a series of lower price, purpose built systems targeted at the commercial security market.

Border and Maritime Patrol

Thermal imaging systems are used in airborne, shipborne, hand-held and fixed installation applications for border and maritime surveillance, particularly at night, to enforce borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. Our cameras are currently deployed along the US borders as well as numerous European borders and are also used by the Royal Australian Air Force.

Surveillance and Reconnaissance

Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility.

Law Enforcement

We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost people and provide situational awareness to officers on the ground. Systems designed for this market typically have both an infrared and a visible light camera installed in a smaller, light weight gimbal. System size and weight continue to decline, enabling the use of systems on smaller weight-restricted helicopters and fixed wing aircraft. In addition, law enforcement agencies have established thermal imaging as a primary support tool and are expected to continue to take advantage of public support for this type of law enforcement.

In addition, we offer two low cost hand-held systems, the ThermaCam Scout and the ThermoVision® Flashsight™, to the hand-held law enforcement market. These cameras provide a light weight, cost effective high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions in total darkness and with complete stealth.

Targeting

The use of thermal imaging technology is becoming increasingly prevalent in the military community. Our thermal imaging systems provide clear views of targets at long ranges through darkness or other environmental obscurants. These systems are frequently used together with conventional “day” sighting devices and offer a “clip-on” night operation capability to existing weapons. We offer several products in this application ranging from a clip-on rifle scope device to a high precision stabilized airborne laser designator system.

Transportation Night Vision

We have entered into an agreement with Autoliv Electronics, a major supplier of safety equipment to the automotive industry to offer a night vision system for passenger automobiles, beginning with the 2006 model year. These systems will utilize our infrared camera modules produced in Santa Barbara. The system will provide drivers with the ability to see at night and through certain obscurants such as smoke and fog at distances in excess of traditional headlights.

Other transportation markets, such as trucks, trains, recreational boats and military vehicles, are in various stages of adoption of infrared technology. We are currently pursing these markets and believe they offer future growth opportunities.

Navigation Safety

Thermal imaging systems are used in navigation safety applications to enable crews piloting aircraft or ships to see terrain and objects and to detect and avoid obstacles at night and in conditions of limited visibility due to smoke, haze or fog.

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

Technology

We use our expertise in product design, infrared imagers, optics, lasers, image processing, systems integration and other technologies, to develop and produce sophisticated thermal and multi-sensor imaging systems. We integrate the following capabilities and disciplines into our manufacturing processes:

System Design

Our extensive experience in stabilization, packaging and systems integration allow us to effectively combine a wide variety of technologies and payloads to design and manufacture thermal imaging systems to suit our customers’ needs.

Radiometry

The ability to produce thermal imaging systems that can accurately measure temperature is critical in many of our Thermography markets. Systems must be able to measure temperature to within very precise tolerances, maintaining accuracy and stability over time and a wide range of ambient temperatures. We believe our skills in this area, known as radiometry, offer an important competitive advantage over many of our competitors.

Mechanical Engineering

Our design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques. Such skills are critical for the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics, which must meet high-precision mechanical tolerances. Similarly, the stabilized assemblies used in our gimbal mounted products manufactured in Portland and Boston requires expertise in electro-mechanical control, gyroscopes and specialized stabilization controls.

Infrared Detector Design

We have the ability to design and manufacture both cooled and uncooled infrared detector arrays. We manufacture uncooled Vanadium Oxide microbolometers and cooled detectors using Indium Antimonide, Indium Gallium Arsenide and other materials at our facility in Santa Barbara. Internal design and manufacturing of detectors provides significant cost and engineering advantages compared with the use of third-party detectors.

Integrated Circuits and Electronic Design

We design signal processing circuits that interface directly with the detector arrays to convert infrared radiation into electronic signals. We also design the electronic image processing that is necessary to convert the electronic signals into standard video format. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability. In addition, we have the ability to design our own detector read-out integrated circuits.

Software Development

We believe that software development is important to the ongoing improvement in our products. Each year, we introduce a variety of software products that have tuned our standard camera products to more effectively meet the needs of new and emerging markets. Our products utilize a combination of embedded and desktop software products. Currently, we possess the capability to develop and refine all types of software used in our systems. We also develop and deploy software that is used for testing and characterization of our systems.

Optical Design Fabrication

We currently design and manufacture sophisticated infrared optics using materials such as silicon and germanium that are required to produce a thermal imaging system. This capability allows us to significantly shorten the product development cycle and avoid costs and delays associated with reliance on third-party optics suppliers.

Optical Coating

Infrared optics require custom vapor deposited coatings to improve the transmission of the unique lens materials that are used in infrared systems. These coatings are essential to maximizing the performance and thermal sensitivity of the systems. We have developed the in-house capability for high volume production coatings and for the development and testing of new coatings to lower costs and improve performance and field ruggedness of the infrared lenses. In 2005, we acquired Brysen Optical Corporation, which has provided us with enhanced optical coating capabilities.

Micro-Coolers

We manufacture the industry’s smallest, lightest and lowest power micro-coolers for use in cooling infrared detectors at our facility in Boston. Our coolers are especially effective in hand-held applications, where light weight and long battery life are essential.

Lasers and Laser Components

Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including laser pointers, illuminators, rangefinders and designators. We design purpose built laser rangefinders and designators for inclusion in our gimbaled systems at a facility in Orlando, Florida. In 2005, we acquired Scientific Materials Corporation, a manufacturer of laser materials, components and resonators. This acquisition has expanded our ability to manufacture laser components and provides the basis for future manufacturing of laser rangefinders, designators and other systems.

Research and development expenses were $51.5 million in 2005, $45.8 million in 2004, and $30.7 million in 2003. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in both of our business segments.

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

We offer training on the principles of thermography and the use of our products through ITC®, our Infrared Training Center, which provides comprehensive training, certification and applications engineering from several FLIR locations or at the customer’s site. We have begun to license Infrared Training Centers to qualified third parties in certain countries. In 2005, over 6,000 people received training at our Infrared Training Centers worldwide.

We organize our Thermography products into four product families: ThermaCam P-Series, ThermaCam E-Series, ThermaCam S-Series, and ThermoVision A-Series. In addition, we now offer the ThermoVision GasFindIR.

ThermaCam® P-Series™

The P-Series line of professional-grade thermal imaging and measurement systems is a state-of-the-art, high performance hand-held thermal imaging and measurement system. Designed for the professional thermographer, the P-Series line of Thermography cameras provides for accurate temperature measurement of objects from –40°C to +2000°C. The system features numerous automated features, offering one-hand, point and shoot operation and offers significantly enhanced sensitivity, improved data connectivity, automatic report generation, auto focus and an innovative new product design that incorporates a detachable color LCD display and remote control. The ThermaCam P-Series cameras have applications across all commercial Thermography market segments, including predictive and preventive maintenance of electrical, mechanical and building HVAC systems, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, preventing unscheduled downtime, evaluating the integrity or amount of insulation in a building and locating roof leaks and related damage.

ThermaCam® E-Series™

The E-Series cameras, which resemble a flashlight in appearance, weigh only 1.5 pounds and feature a built-in color display, long-life battery, temperature measurement and image storage capabilities. The cameras also enable images to be downloaded to a computer through its USB port connection, the same connection used by consumer video cameras. The E-Series products are small enough to wear on a belt in the same way electricians carry small voltage and amp meters. This product line is ideal for applications such as building diagnostics, electrical inspection, and veterinary evaluations in addition to predictive maintenance and process control.

ThermaCam® S-Series™

We have integrated high sensitivity Indigo detectors into our Thermography S-Series product line. The ThermaCam S-Series cameras are similar to the P-Series cameras except they typically incorporate high-definition cooled focal plane array sensors that offer an increased level of sensitivity, image quality and measurement precision. The S-Series cameras are designed primarily for high-end research and development applications. The S60 and S40 utilize an uncooled microbolometer detector and are well suited for general research and development applications such as product thermal testing or PC board inspections. The SC3000 is a quantum well infrared photodetector (“QWIP”) based camera and features extremely high sensitivity and long-wave operation. This camera is well suited for product development applications and certain medical research applications. The Merlin and Phoenix camera lines are available with near-infrared sensors as well as mid and long-wave sensors, offering users a wide variety of customized options to suit their specific needs.

The recently introduced SC6000 is a high sensitivity high speed camera targeted at very high performance applications.

ThermoVision® A-Series™

The ThermoVision A-Series is a line of uncooled thermal imaging cameras used for manufacturing process control and machine vision applications. The ThermoVision A40 offers high-resolution imaging and temperature measurement performance while the ThermoVision A20 offers strong performance in a small and affordable 160 x120 package. Operating as a remote controlled “smart” sensor in supervised operation or integrated into a complete control system, the A-Series camera transmits data on a continuous real-time basis to factory automation equipment. Using built-in intelligence, the A-Series camera can process multiple areas of interest, trigger alarms or transmit control data. Examples of A-Series camera applications include monitoring and controlling the manufacture of metal, plastic or glass parts, where thermal properties are critical to the final product. A-Series sensors are used to provide real-time feedback to reduce warranty claims and assure consistent product quality.

ThermoVision® GasFindIR™

Introduced in late 2005, the ThermoVision GasFindIR enables users to “see” hydrocarbon gas emissions or leaks by using a special optical filter and a cooled Indium Antimonide focal plane array. Applications for this technology include leak detection at gas production, transmission and storage locations, as well as compliance monitoring by environmental and other regulatory agencies.

Imaging Products.    In the Imaging division, we manufacture products that are sold to military, paramilitary, law enforcement, surveillance and security customers. Typically we provide “vision enhancement” capability to people who need to see in the dark, through adverse environments, or from mobile platforms. We address several key end-user segments, including airborne, land, maritime, broadcast, law enforcement and security and surveillance markets. For airborne applications, we have developed highly stabilized turrets (“gimbals”), which typically contain one or more of the following: an infrared imaging system, a visual camera, a laser rangefinder, a laser illuminator, a laser designator and a long-range visible light spotter scope. The systems have sophisticated embedded software providing tracking, GPS, moving maps and aircraft information. For land applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. All land systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (CCTV, laser rangefinder, compass, GPS). Hand-held ground products typically look like militarized camcorders or electronic binoculars. They typically are very rugged and have optional lenses and target location capabilities. Targeting products are typically designed to attach to existing daylight sights to provide bore-sighted nighttime capabilities. Some targeting systems are hand-held or tripod mounted, and provide detailed target location data through the use of other position sensing technologies. For maritime applications, we manufacture a mix of airborne and shipborne products. The products are similar to inverted airborne gimbals, but have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser rangefinders.

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

Our major product families include:

Star SAFIRE® Family

Our large gimbal Star SAFIRE family, is now in its fifth generation. All of our Star SAFIRE products offer military qualified, highly stabilized platforms with a choice of up to seven payloads, including large format Indium Antimonide or QWIP thermal imagers, laser pointers, laser rangefinders, low light cameras and high resolution daylight cameras. Our BriteSTAR® system also offers a laser designator for use in fire control and targeting applications. Star SAFIRE HD™, the most advanced system in this family, offers a complete digital architecture for maximum image clarity, greater six axis stabilization and a flexible framework for customization and expansion. Star SAFIRE systems are most often deployed in airborne applications, but maritime and land based configurations are also available.

ThermoVision® 2000™/3000™

The ThermoVision 2000 and the recently introduced ThermoVision 3000 are fixed or tripod mounted cooled thermal imaging systems that can detect small objects at 10 or more kilometers away under extreme environmental conditions, day or night. The systems feature mission specific optical configurations and ruggedized enclosures.

Capable of remote operation, the systems have on-board image processing capabilities, which enhance target detection and identification. Applications include perimeter security of military bases and sensitive government installations or border security.

ThermoVision® Sentry™	The ThermoVision Sentry and the recently introduced ThermoVision
ThermoVision® Sentry II™

Sentry II are fixed or tripod mounted land based units featuring uncooled detector technology. Using this technology, this system can operate unattended for very long periods of time without maintenance. The system incorporates a sophisticated, highly accurate pan and tilt mechanism, high speed pointing capability and automated scanning functions. Designed for automated perimeter or facility surveillance, the system has on-board image alarm functions. A lower cost version of this product, the Sentinel, eliminates the pan and tilt mechanism and allows security system integrators to use their own pan and tilt systems and enclosures. Examples of ThermoVision Sentry applications include perimeter security, force protection, border patrol and coastal surveillance applications.

SeaFLIR® Family

The SeaFLIR family consists of a series of stabilized 9” gimbal infrared imaging systems designed specifically for the marine environment. Able to withstand significant shock, vibration, and sea-spray, the SeaFLIR family products are sealed and contain an on-board de-icing system. The systems incorporate a high performance Indium Antimonide infrared focal plane array sensor with a 10x continuous zoom lens, a laser rangefinder and an auto-tracker. SeaFLIR II systems contain up to three payloads while the recently introduced SeaFLIR III systems can contain up to four payloads. The systems are designed to be mounted on a mast, wheelhouse or a weapons platform. Examples of SeaFLIR applications include foul weather navigation, anti-piracy, search and rescue, mine detection, collision avoidance, and targeting.

ThermoVision® PathfindIR™

The ThermoVision PathfindIR is a low cost imager for use as a driver’s vision enhancement device for commercial, emergency and military vehicles. It allows drivers to see dangerous conditions at night, five times sooner than they will with conventional headlights. ThermoVision PathfindIR is based on our low cost, uncooled sensors that also appear in the 2006 BMW 7-Series automobile.

ThermoVision® Mariner™

The ThermoVision Mariner is a low cost system for maritime navigation and security. It features the ThermoVision PathfindIR imager, which allows captains to navigate confidently at night and see terrain, floating debris, and can be used as a security system. The imager is packaged in a simple, marinized pan and tilt enclosure and is designed for the large boat and yacht market.

MilCAM® Recon® Family

The MilCAM Recon family of products are high performance hand-held infrared imaging systems designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation and fire correction, perimeter security and border surveillance. The systems offer high-resolution long-range imaging, with light weight and low power consumption. Using off-the-shelf batteries, the Recon weighs less than 5 pounds and has a detection range in excess of 5 kilometers. The Recon III is the next generation of Recon products and offers a binocular format. The system features a unique dual channel capability with both a cooled Indium Antimonide channel for long-range surveillance and an uncooled Vanadium Oxide microbolometer for instant-on shorter range, wide field of view situational awareness. The two channels also offer redundancy in the event of one channel inoperability. The product is available in two configurations: the ObservIR which is the base imaging configuration and the LocatIR which includes a laser pointer, laser rangefinder, digital magnetic compass and GPS for precise target location. Optional payloads include a laser pointer, laser rangefinder, digital magnetic compass and GPS.

The MilCAM SeeSPOT® III is a hand-held dual-band infrared imaging system that allows military personnel to identify targets at long range and validate the location of laser designator spot locations on the targets. The SeeSPOT III is the smallest and lightest product with this capability and eliminates the need to carry separate devices for infrared imaging and laser spot identification. The SeeSPOT III is currently in use by several branches of the US Special Forces and certain foreign military organizations.

ThermoVision® Ranger™ Family

The ThermoVision Ranger II, the ThermoVision Ranger III, and the ThermoVision Ranger Multi Sensor™ are all high performance fixed mounted infrared imaging systems designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation and fire correction, perimeter security and border surveillance. The system offers high-resolution imaging in total darkness, through smoke, haze and other obscurants. Small and light weight, the system can be rapidly deployed on a tripod or in a fixed installation. The system features remote control, integrated pan and tilt and very long-range performance. The Ranger Multi Sensor adds a daylight camera, mapping software, GPS and an optional laser rangefinder for geo-target location.

UltraMedia® Family

The UltraMedia family is a high-resolution, high stabilization electronic news gathering system for airborne use. Utilizing the latest broadcast camera technology, our systems offer industry leading magnification and stability. The UltraMedia series electronic news gathering products are the most widely used airborne camera systems in the world today. Introduced in 2005, the UltraMedia HD™ offers high-definition performance using a broadcast high-definition camera and a choice of lenses.

Ultra 8000™ Family

The Ultra 8000 series airborne multi-sensor imagers are compact, stabilized thermal and visible systems for aircraft use. These three products offer a range of performance and prices to suit a variety of law enforcement missions and budgets. The Ultra 8000 series is the smallest and lightest high performance airborne law enforcement system available. Industry-leading features include a continuous zoom infrared lens, built-in auto-tracking capability, GPS annotation and easy to use hand controller. The system is designed primarily for law enforcement applications where the continuous zoom and auto-tracker aid in keeping suspects in the field of view. The system’s small size and light weight make it attractive for use on smaller, less expensive helicopters which are typically used by US law enforcement agencies.

Imaging Cores

Our Imaging Core product line was introduced with the acquisition of Indigo Systems Corporation in 2004. This product line provides our OEM customers a full range of imagers to choose from in order to meet the specific needs of their application. Representative applications include a miniature uncooled imager incorporated by Mine Safety Appliance in their Evolution 5000 thermal imaging camera for use by firefighters, a miniature uncooled imager supplied to the US Armed Forces for mounting in an unmanned aerial vehicle and a high performance cooled imager sold to Northrop Grumman Corporation for use in their Litening AT targeting pod deployed on military aircraft.

Security Products

We introduced a new low cost Security Product line in 2004 based on our uncooled detector technology, and added additional products during 2005. These new products are designed to offer low cost, high performance purpose built systems to the commercial security market. Products in this line include the Flashsight™ hand-held and Thermosight™ rifle mount imagers, the ThermoVision Integration Series™ imager which allows security professionals to add thermal imaging capability to existing or new CCTV enclosures, the ThermoVision Security HD™ which offers both infrared and visible surveillance cameras on an integrated pan and tilt, and the ThermoVision WideEye™ thermal imager which provides a real-time panoramic 180 degree field of view.

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

A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to US Government agencies accounted for 33% of our revenue for 2005, 40% in 2004 and 26% in 2003. Sales to customers outside the United States accounted for 44% of revenue in 2005, 42% in 2004, and 43% in 2003. We expect non-US revenue to continue to account for a significant portion of our total revenue. Further information about geographic operations and customers appears in Note 15 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, application engineers, service and training centers. Our sales personnel undergo a comprehensive training program on each product’s technical specifications, functions and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We have distinct sales channels for industrial, surveillance, building diagnostics, airborne, land, maritime, security, broadcast, component and military customers. We sell our Thermography products worldwide through a direct sales staff of more than 100 and a network of over 300 distributors (many with multiple offices) and representatives. We sell our Imaging products through a direct sales staff of approximately 100 and a network of over 50 independent representatives and distributors covering all major markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers. During 2005, we entered into an agreement with Pelco, a leading distributor of security cameras and systems, whereby we will become the exclusive supplier of certain infrared camera systems to Pelco’s distributor network.

Marketing

With our further expansion into the low cost segment of the commercial markets, we have developed greater competencies in market research, electronic marketing, marketing communications and business development. Our ability to identify new markets, tune our product solutions to meet unique market needs, quickly develop marketing communications that highlight these unique features, and leverage existing and new distribution channels to develop incremental business are important aspects of our marketing and communications efforts.

We focus our product marketing activities on internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in most major trade shows in our industry. These activities give us the opportunity to educate potential customers about the key features and attributes of our products and how they may be used to address specific customer needs.

Customer Service

We maintain service facilities at our factories in Portland, Oregon; Boston, Massachusetts; Santa Barbara, California; Stockholm, Sweden; and London, United Kingdom; and at our locations in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy; Hong Kong; and Sao Paulo, Brazil. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ approximately 90 people worldwide in our service organizations. We also maintain field service capabilities in five additional foreign locations under the direction of our independent representatives or distributors.

Backlog

At December 31, 2005 and 2004, we had an order backlog of $193 million and $159 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog may not be indicative of revenue for any future periods because our sales to Thermography customers are generally made pursuant to purchase orders rather than long-term contracts and, accordingly, the Thermography backlog at any given time is for short-term shipments. In addition, the backlog for the Imaging business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is generally obligated to pay certain costs and/or penalties for cancellation.

Manufacturing

We manufacture many of the critical components for our products, including gimbals, optics, infrared detectors, micro-coolers and high-speed motors. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wiring harnesses. These components are then assembled into finished systems and tested at one of our production facilities. During 2005, we have further vertically integrated into optical coatings and laser components with the acquisition of Brysen Optical Corporation and Scientific Materials Corporation, respectively.

We have invested in automated production equipment for our Thermography manufacturing facility in Stockholm to support the volume demands now generated by the growth of our Thermography business. This automation includes robotic cell calibration capabilities that have increased unit throughput.

We design and manufacture many of our own cooled and uncooled infrared detectors. Previously, we purchased our cooled detectors from three separate third-party suppliers, and purchased our uncooled detectors under an exclusive arrangement with one supplier. We believe this vertical integration has allowed us to continue to obtain high quality uncooled and cooled detectors, at lower cost, while providing better control over future detector design. We have maintained third-party sources of supply for all types of detectors as well.

We purchase certain other key components from sole or limited source suppliers. Accordingly, we could experience late deliveries or a scarcity in the supply of some of these components.

Our manufacturing operations are, from time to time, audited by certain original equipment manufacturer customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Portland, Boston, Stockholm, London and Santa Barbara are ISO 9001:2000 certified.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, price, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Fluke (a division of Danaher Corporation), NEC San-Ei, Cedip and Mikron Instruments. In the Imaging market, our competitors include Raytheon Corporation, BAE Systems, L-3 Communications, DRS Corporation, Lockheed Martin Corporation, El-Op, Sagem, Tamam and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

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

Employees

As of December 31, 2005, we had 861 employees in the United States and 459 employees outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden are represented by unions whose contracts are subject to periodic renegotiations. We believe our relationships with our employees and unions are good.

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

ITEM 1A.	RISK FACTORS

In addition to the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, you should know that the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we were unable to adequately respond to any risks, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks and uncertainties will be effective.

Fluctuations in our quarterly and annual operating results make it difficult to predict our future performance.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are beyond our control. Due to these fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. Factors that may affect our future operating results include:

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter, may cause variations in revenue and gross margins;

•	a significant portion of our sales are made in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter;

•	the timing and market acceptance of our or our competitors’ new products, product enhancements or technologies;

•	our ability to obtain sufficient supplies of critical components;

•	the timing of the release of government funds for procurement of our products;

•	changes in our or our competitors’ pricing policies;

•	our ability to collect on trade receivables;

•	the timing and amount of any inventory write-downs;

•	foreign currency fluctuations;

•	the ability to secure export licenses for international sales orders;

•	costs and risks associated with the acquisition and integration of other businesses, product lines or technologies; and

•	general economic conditions, both domestically and internationally.

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

We may be unable to successfully integrate recent or future acquisitions, into our operations, thereby disrupting our business and harming our financial condition and results of operations

We have made numerous acquisitions of various sizes during our history. Our most recent acquisitions include Scientific Materials Corporation and Brysen Optical Corporation during 2005 and Indigo Systems Corporation in 2004. The Indigo acquisition was large and significant effort was required to integrate Indigo’s operations into ours. While we believe this integration has been successful, there can be no assurances that we will be successful in integrating future acquisitions. The integration of Scientific Materials and Brysen Optical into our operations is ongoing. These acquisitions are smaller in size than Indigo, but there can be no assurance that we will successfully integrate them into our operations, nor can there be any assurance that the integration effort will not disrupt our operations or negatively affect our results of operations. This integration of businesses, personnel, product lines and technologies is typically difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions or incur unanticipated liabilities or expenses. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

It is possible that we will make additional acquisitions in the future. Any future acquisitions are subject to the risks described above. Furthermore, we might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact our results and increase our financial risk, and the issuance of any additional equity securities could dilute our then existing shareholders’ ownership. We frequently evaluate strategic opportunities available to us and may in the near or long term pursue acquisitions of complementary businesses, product lines or technologies. No assurance can be given that we will realize anticipated benefits of any future acquisitions, or that any such acquisition or investment will not have a material adverse effect on our business, financial condition and results of operations.

A reduction in government purchasing or our inability to act as a United States Government contractor could significantly decrease revenue.

A substantial portion of our revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. Aggregate direct and indirect sales to United States Government agencies accounted for 33% and 40% of our revenue for the years ended December 31, 2005 and 2004, respectively. We have in the past and may in the future be adversely impacted by delays and uncertainties in the level and timing of government procurement activity and by governmental spending cuts and general budgetary constraints. We expect to continue seeking new government contracts for the design and long-term supply of thermal imaging devices. If we are not successful in winning such contracts, or do not perform our obligations on any such contracts we do secure, our future operating results may be adversely affected. Our ability to do business with the United States Government is conditioned upon our continuing eligibility to act as a federal contractor. A significant decline in our sales to United States or foreign governments or our disqualification from making such sales for any reason would have a material adverse effect on our business, financial condition and results of operations.

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete.

The thermal imaging industry is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new technologies that anticipate changing customer requirements, reduce cost and otherwise retain or enhance our competitive position will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant research and development costs to improve our manufacturing capability, reduce costs and develop and introduce new products and enhancements. If we fail to develop and introduce new technologies in a timely manner, our business, financial condition and results of operations would be adversely affected.

We may experience impairment in the value of our tangible and intangible assets

Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2005, our intangible assets, including goodwill, totaled $194.1 million and represented 28% of our total assets. Most of these intangibles are the result of acquisitions in which the total purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life, and review goodwill for impairment annually. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate, however there can be no assurances that such depreciation will not result in future impairment that may have a material impact on our business, financial condition and results from operations.

We must successfully introduce new or enhanced products, enter into new markets and manage the costs associated with producing numerous product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. For example, our near-term success will depend on the continued acceptance of our major product lines such as the Star SAFIRE Imaging product line and the ThermaCam P-Series and E-Series Thermography product lines, sales of which we expect to generate a substantial amount of our revenue. We are also investing a significant percentage of our revenue on research and development with the objective of developing new products or enhancing existing products. We cannot be certain that our new products and product enhancements will be successful or that customers will accept any of our new products. In addition, the complexity associated with developing and maintaining multiple product lines may inhibit our ability to maintain or improve our profitability and may require significant management time and effort to effectively manage. Our failure to complete the enhancement of these products, the failure of our current or future products to gain or maintain market acceptance or our failure to successfully manage our cost of production could have a material adverse effect on our business, financial condition and results of operations.

Competition in the markets for thermal imaging equipment is intense and our failure to compete effectively would adversely affect our business.

Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product features, performance, reliability and price. Additionally, our products compete indirectly with numerous other products, such as image intensifiers and low-light cameras, for limited governmental and military funds. Finally, many of our competitors have greater financial, technical, research and development and marketing resources than we do. All of these factors as well as the potential for increased competition from new competitors requires us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

Dependence on sole source and limited source suppliers of components for our products exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue.

We currently rely on a number of sole source and limited source suppliers to provide certain key components for our products. We have increased our internal sources of supply for certain critical components, in particular cooled and uncooled infrared detectors, optics and optical coatings, and laser components. We rely on numerous sole or limited source third party suppliers for various key components including laser designators and rangefinders, certain machined parts, optics, motors and electronic components. Many of these suppliers are small and we are often one of their most important customers. Our business, financial condition and results of operations could be materially and adversely affected in the event that we are unable to source certain of these components on a timely basis or if such components are defective or they do not otherwise meet our performance standards.

Based on past experience, we expect to occasionally receive late deliveries or to experience inadequate supplies of certain components. If critical components provided by any significant supplier become unavailable, our manufacturing operations would be disrupted. Unless we have sufficient lead-time and are otherwise able to identify and qualify acceptable replacement components or redesign our products with different components, we might not be able to obtain necessary components on a timely basis or at acceptable prices. Any extended interruption in the supply of sole or limited source components would have a material adverse effect on our business, financial condition and results of operations.

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

We have indebtedness as a result of the sale of our convertible notes.

In June 2003, we issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. As a result of this indebtedness, our principal and interest payment obligations have increased since then. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We face risks from international sales and currency fluctuations.

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2005 and 2004, international sales accounted for 44% and 42%, respectively, of our total revenue. Our international sales are subject to a number of risks, including:

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

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Most of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold United States patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by competitors. Likewise, we cannot be certain that measures taken to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily represent a barrier to entry into the thermal imaging industry, there can be no assurance that we will be able to maintain our competitive advantage or that competitors will not develop capabilities equal or superior to ours.

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

We manufacture our products at facilities located in the Portland, Boston, Stockholm and Santa Barbara areas. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, an earthquake, a prolonged power outage, fire or other natural disaster, would prevent us from supplying products to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES

We maintain our corporate headquarters in Wilsonville, Oregon. The location, approximate size and type of facility of our principal properties are as follows:

Location	Square Feet	Type of Facility
Wilsonville, Oregon(1)	154,000	Corporate headquarters, manufacturing, sales and service
Danderyd, Sweden	165,000	Manufacturing, sales and service
North Billerica, Massachusetts(1)	117,000	Manufacturing, sales and service
North Billerica, Massachusetts	36,000	Sales and service
Goleta, California	107,000	Manufacturing, sales and service
West Malling, United Kingdom	15,000	Sales and service
Bozeman, Montana	32,000	Manufacturing and sales
Orlando, Florida	17,000	Research and development
Milan, Italy	5,000	Sales and service
Paris, France	5,000	Sales and service
Frankfurt, Germany	5,000	Sales and service
Antwerp, Belgium	4,000	Sales and service
Toronto, Canada	4,000	Sales and service
Hong Kong	4,000	Sales and service
Sao Paulo, Brazil	4,000	Sales and service

(1)	Owned property

The owned properties in Wilsonville and North Billerica and the leased facilities in Bozeman and Orlando are used by the Imaging business. The leased properties in North Billerica, Paris, Frankfurt, Milan, Antwerp, Hong Kong and Sao Paulo are sales and service locations for the Thermography business. All other properties are used jointly by both the Thermography and Imaging businesses.

We believe our properties are suitable for their intended use, adequate for our business needs and in good condition.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any probable and estimable losses. While the outcome of such matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of FLIR Systems, Inc. has been traded on the Nasdaq National Market System since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low closing sales price for our common stock as reported on the Nasdaq National Market System.

	2005		2004
	High	Low	High	Low
First Quarter	$34.13	$28.10	$20.28	$17.76
Second Quarter	30.60	24.46	27.45	19.20
Third Quarter	36.09	28.74	32.96	26.06
Fourth Quarter	29.83	20.53	31.90	26.61

On February 2, 2005, we effected a two-for-one split of each share of common stock outstanding on January 12, 2005. We issued approximately 34.6 million shares of common stock as a result of this stock split. The closing sales prices in the table above have been restated to reflect the stock split for all periods presented.

At December 31, 2005, there were approximately 147 holders of record of our common stock and 69,215,958 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

In April 2005, our Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding shares of common stock in the open market through April 2006. In February 2006, our Board of Directors authorized the repurchase of up to an additional 5.0 million shares of our outstanding shares of common stock in the open market through February 2007. All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. As of December 31, 2005, we have repurchased approximately 2.0 million shares under the April 2005 authorization.

During the three months ended December 31, 2005, we have repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	833,503	$23.25	833,503
November 1, 2005 to November 30, 2005	62,000	$20.72	62,000
December 1, 2005 to December 31, 2005	105,000	$21.72	105,000

Total	1,000,503	$22.93	1,000,503	998,954

(1)	All of these shares were purchased in open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$508,561	$482,651	$311,979	$261,080	$214,373
Cost of goods sold	231,867	233,492	146,454	124,060	97,541

Gross profit	276,694	249,159	165,525	137,020	116,832
Operating expenses:
Research and development	51,514	45,796	30,665	26,892	27,235
Selling, general and administrative	99,227	94,237	65,034	59,597	51,861

Total operating expenses	150,741	140,033	95,699	86,489	79,096

Earnings from operations	125,953	109,126	69,826	50,531	37,736
Interest expense and other expense, net	3,729	9,217	5,978	1,638	8,993

Earnings before income taxes	122,224	99,909	63,848	48,893	28,743
Income tax provision	31,459	28,414	19,155	7,334	2,809

Net earnings	$90,765	$71,495	$44,693	$41,559	$25,934

Net earnings per share:
Basic	$1.30	$1.06	$0.66	$0.62	$0.43

Diluted	$1.16	$0.94	$0.62	$0.58	$0.40

Balance Sheet Data:
Working capital	$315,488	$278,331	$311,776	$121,479	$69,440
Total assets	694,379	630,432	450,423	233,822	185,038
Short-term debt	56	105	—	—	23,954
Long-term debt, excluding current portion	206,155	205,335	204,369	—	—
Total shareholders’ equity	368,982	313,173	164,842	172,327	104,848

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FLIR was founded in 1978, originally providing infrared imaging systems that were installed on vehicles for use in conducting energy audits of neighborhoods by helping to determine whether there was any abnormal leakage of heat coming from the doors, windows, walls and roofs of each house. As demand for that application declined, we began to focus on other applications and markets for our technology, in particular, designing and selling stabilized thermal imaging systems for aircraft used by law enforcement. Since then, we have continued to develop thermal imaging products for a growing number of applications and have now become one of the world leaders in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial and government markets, internationally as well as domestically. Our business is now organized around two principal business segments, Thermography and Imaging.

Our Thermography market primarily consists of the use of hand-held thermal imaging systems that can detect and measure minute temperature differences, which is useful for a wide variety of industrial and commercial applications. Uses for our Thermography products include predictive and preventative maintenance, process control, condition monitoring, moisture detection, commercial and residential building inspection and scientific analysis. Our Thermography products are produced at our facilities in Stockholm, Boston and Santa Barbara. A growing distribution network has enabled us to penetrate existing and emerging markets and applications worldwide.

Our Imaging business offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants, such as smoke, haze and most types of fog. Product offerings include hand-held and fixed mounted products for ground, airborne and maritime applications. Applications for our Imaging products include force protection, counter terrorism, search and rescue, perimeter security, navigation safety, law enforcement, narcotics detection, maritime and border patrol, electronic news gathering, anti-piracy and firefighting. Our Imaging products are primarily produced at our Portland, Boston, Santa Barbara and Stockholm facilities. A substantial portion of our revenue in the Imaging business is derived from sales to government agencies and we are continuing to expand our military program business, both in the United States and internationally.

Our 2004 acquisition of Indigo Systems Corporation (“Indigo”), a leading producer of infrared detectors, infrared cameras, and camera subsystems which is located in Santa Barbara, California, provides us with the ability to design and produce infrared detectors for both our Imaging and Thermography business. Indigo has also allowed us to expand our presence in certain markets, including high-end scientific cameras, OEM’s and certain military program markets.

International revenue accounted for approximately 44%, 42% and 43% of our revenue in 2005, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Stockholm, significant sales denominated in currencies other than the US dollar, and cross currency fluctuations between such currencies as the US dollar, Euro and Swedish Kroner. During 2005, there were significant fluctuations in the values of the major currencies in which we conduct business, in particular, a strengthening of the US dollar against the Swedish Kroner. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in aggregate, did not have a material impact on our results of operations.

We typically experience longer payment cycles on our international sales, which can have an adverse impact upon our liquidity. In addition, substantial portions of our operations are conducted outside the United States, including manufacturing in Stockholm and sales operations worldwide. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, labor union activities, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

We experience fluctuations in orders and sales due to seasonal variations and customer sales cycles, such as the seasonal pattern of contracting by the US and certain foreign governments, the frequent requirement by certain customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration. Such events have resulted and could continue to result in certain fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, goodwill impairment, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

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

We typically design, market and sell our products as commercial, off-the-shelf products. Many of our Imaging customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after we have determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. The recognition of revenue on contracts with multiple elements is consistent with guidance provided by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

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

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2005, our accounts receivable balance of $142.8 million is reported net of allowances for doubtful accounts of $1.3 million. We believe our reported allowances at December 31, 2005, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory write-downs.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory write-downs when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2005, our inventories of $103.8 million are stated net of inventory write-downs of $12.5 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required.

Cost-basis investments.    We have invested in three third-party entities. The investments are accounted for on a cost basis since we do not have controlling interests in these entities nor do we have the ability to exercise significant influence on them. As of December 31, 2005, we have carrying values of these investments of approximately $2.4 million. We periodically review the investments for impairment to determine if events or changes in the business conditions of those entities indicate the carrying value of our investments may not be recoverable. These reviews may be based upon factors that include, but are not limited to, hypothetical liquidations of the investees at book value and current or recent financings received by the investees. If future changes in business results or market conditions indicate that any impairment, other than temporary, exists on these investments, we may need to record reserves against those investments.

Goodwill impairment.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundary of the overall market capitalization of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $158.1 million as of December 31, 2005. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which could result in an impairment of goodwill.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $5.1 million at December 31, 2005, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes.    We record our deferred tax assets at an amount that we determine is more likely than not to be realized in the future. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures, and other factors beyond our control. As of December 31, 2005, we have determined that no valuation allowance against our net deferred tax assets of $27.1 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue.

	Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	45.6	48.4	46.9

Gross profit	54.4	51.6	53.1
Operating expenses:
Research and development	10.1	9.5	9.8
Selling, general and administrative	19.5	19.5	20.9

Total operating expenses	29.6	29.0	30.7

Earnings from operations	24.8	22.6	22.4
Interest expense	1.6	1.7	1.6
Interest income	(0.5)	(0.1)	(0.8)
Other (income) expense, net	(0.3)	0.3	1.2

Earnings before income taxes	24.0	20.7	20.4
Income tax provision	6.2	5.9	6.1

Net earnings	17.8%	14.8%	14.3%

Years ended December 31, 2005, 2004 and 2003

Revenue.    Revenue for 2005 totaled $508.6 million, an increase of 5.4% over the $482.7 million in revenue in 2004. Revenue from the Imaging business segment increased 1.7% from $319.5 million in 2004 to $325.0 million in 2005. Revenue from the Thermography business segment increased 12.5% from $163.1 million in 2004 to $183.6 million in 2005. The slight increase in Imaging revenue was primarily due to increases in the sales of airborne products, offset by a decrease in the sales of land products. The increase in Thermography revenue was primarily due to an increase in unit volumes, particularly of E-Series and OEM products due to new markets and applications being identified and addressed.

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

International revenue in 2005 totaled $221.7 million, representing 43.6% of revenue. This compares to international revenue in 2004 which totaled $201.5 million, representing 41.8% of revenue, and $134.9 million, or 43.2% of revenue in 2003. While the sales mix between domestic and international sales may fluctuate slightly from year to year, we anticipate the mix to be approximately 55% to 60% domestic and 40% to 45% international on a long-term basis.

Gross profit.    Gross profit in 2005 was 54.4% of revenue, compared to 51.6% in 2004. The increase in gross profit is primarily due to the product mix within both our Imaging and Thermography segments, our ability to lower component costs, including successfully integrating Indigo sensors into our products, production efficiencies at our Imaging facilities, the product mix between the Thermography and Imaging segments and $1.3 million of expense in 2004 related to the recognition of the one-time stepped up values of the acquired inventories of Indigo. We historically experience higher gross margins in our Thermography business than in our Imaging business. Thermography represented 36.1% of total revenue in 2005 compared to 33.8% in 2004.

Gross profit in 2004 was 51.6% of revenue, compared to 53.1% in 2003. The gross profit for 2004 included $2.8 million of amortization expense attributable to developed technology intangibles acquired as part of the acquisition of Indigo and $1.3 million of expense related to the recognition of the one-time stepped up values of the acquired inventories of Indigo. The remaining decrease in gross profit was due to lower gross profits for our Indigo products and a change in the mix of revenue between the Imaging and Thermography businesses, as Thermography revenue represented 33.8% of total revenue in 2004 compared to 38.1% in 2003. Offsetting a portion of these factors were manufacturing improvements and efficiencies implemented within the Imaging operations.

Research and development.    Research and development expenses were $51.5 million, or 10.1% of revenue, in 2005 compared to $45.8 million, or 9.5% of revenue, in 2004. The increase in spending in 2005 was due to the continued investment in new products and engineering to enable future growth. We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to represent 8% to 10% of our revenue on a long-term basis.

Research and development expenses were $45.8 million, or 9.5% of revenue, in 2004 compared to $30.7 million, or 9.8% of revenue, in 2003. The significant increase in spending in 2004 was due to the research and development expenses of Indigo and the continued growth in spending related to our existing Imaging and Thermography businesses.

We have also incurred expenses associated with customer funded design and development contracts. Such expenses were $10.6 million in 2005, $12.4 million in 2004 and $4.0 million in 2003. These expenses are reported as cost of goods sold since the related funding is reported as revenue.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $99.2 million, or 19.5% of revenue in 2005 compared to $94.2 million, or 19.5% of revenue in 2004. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $4.6 million and $2.1 in 2005 and 2004, respectively. We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Selling, general and administrative expenses were $94.2 million, or 19.5% of revenue in 2004 compared to $65.0 million, or 20.9% of revenue in 2003. The significant increase in spending in 2004 is due to the Indigo acquisition, including amortization expense of $2.7 million for certain customer and trademark intangible assets acquired, and due to the growth in the Company’s business during the year. The decrease in expenses as a percentage of revenue was a result of the revenue increase during the year and the ability to manage spending growth at a lower level than the revenue growth.

Interest expense.    Interest expense totaled $7.9 million, $8.1 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in interest from 2003 to 2004 was primarily due to the interest on the convertible notes that were issued in June 2003.

Interest income.    Interest income was $2.6 million, $0.5 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in interest income in 2004 was primarily due to a decrease in invested cash as a result of the Indigo acquisition at the beginning of 2004.

Other income/expense.    We reported other income of $1.5 million for 2005, and other expenses of $1.6 million and $3.6 million for 2004 and 2003. The other income/expense is primarily currency gains and losses on transactions denominated in currencies other than the functional currency of our European operations. Other income in 2005 was primarily due to the US dollar strengthening against European currencies during the year while other expense in 2004 and 2003 was primarily due to the European currencies strengthening against the US dollar during those years.

Income taxes.    Our income tax provision was $31.5 million, $28.4 million and $19.2 million in 2005, 2004 and 2003, respectively. The effective tax rates for 2005, 2004 and 2003 were 25.7%, 28.4% and 30.0%, respectively. The mix in taxable income between our US and foreign operations impacted the income tax provisions in each of these years. Our effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of our current foreign tax structure which we established in the third quarter of 2004 and estimated tax credits.

During the fourth quarter of calendar year 2005, we completed our evaluation of the repatriation provisions of the American Jobs Creation Act of 2004. Based upon this evaluation, we made the decision to repatriate $37.5 million under the Jobs Act. This repatriation caused the recognition of $1.0 million, net of foreign tax credits, of tax expense. This tax expense is reflected in current income tax expense for 2005.

At December 31, 2005, we had US tax net operating loss carryforwards (“NOL’s”) totaling approximately $23.9 million and state tax NOL’s totaling approximately $64.4 million which expire in the years 2019 through 2024. Additionally, we have various federal tax credits available aggregating $14.5 million and various state tax credits available aggregating $2.5 million (net of federal benefit), which expire in the years 2007 through 2025. We have generated deductions for US tax purposes related to the exercise of stock options that have served to offset the reductions in our NOL’s. The utilization of these stock option exercise deductions is accounted for as a direct increase in additional paid-in capital rather than as a reduction in our income tax provision.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets to the extent that we assess the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, we believe that the net deferred tax assets of $27.1 million reflected on the December 31, 2005 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon and we have not recorded a valuation allowance.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the Thermography and Imaging markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond our control. Absolute assurance can not be given that sufficient taxable income will be generated for full utilization of the deferred tax assets. Accordingly, we may be required to record a valuation allowance against the deferred tax assets in future periods if our future forecasts of taxable income are not achieved.

Liquidity and Capital Resources

At December 31, 2005, we had $107.1 million in cash and cash equivalents compared to $120.7 million at December 31, 2004. The decrease in cash and cash equivalents is primarily from $48.5 million used to repurchase approximately 2 million shares of our common stock, capital expenditures of $34.0 million, including the purchase of a building and associated property in Wilsonville, Oregon for $10.2 million, and the acquisition of Brysen Optical Corporation for $4.2 million and Scientific Materials Corporation for $13.5 million, partially offset by the cash provided from operations of $73.1 million and proceeds of $27.3 million from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Cash provided by operating activities in 2005 totaled $73.1 million compared to $75.1 million in 2004. The decrease in cash provided from operating activities was primarily due to an increase in accounts receivables and the decrease in the income tax benefit related to the exercise of stock options, partially offset by an increase in net earnings.

At December 31, 2005, we had accounts receivable in the amount of $142.8 million compared to $116.9 million at December 31, 2004. The increase of $25.9 million in the receivable balance was primarily due to the increase in revenue in the fourth quarter of 2004 compared to the fourth quarter of 2005.

At December 31, 2005, we had inventories of $103.8 million compared to $98.3 million at December 31, 2004. The 5.7 % increase in inventories was consistent with the revenue growth during 2005.

At December 31, 2005, we had prepaid expenses and other current assets of $33.2 million compared to $21.8 million at December 31, 2004. The increase was primarily due to overpayments of tax deposits in Europe in 2005 and increases in advances to vendors.

Our investing activities for the year ended December 31, 2005 totaled $52.9 million, primarily arising from the purchase of the Wilsonville, Oregon property, and other capital expenditures, and the acquisition of Brysen Optical Corporation and Scientific Materials Corporation. Investing activities for the year ended December 31, 2004 totaled $175.2 million, primarily due to the acquisition of Indigo for $160.0 million, net of cash acquired.

Accounts payable increased from $32.3 million at December 31, 2004 to $34.5 million at December 31, 2005. The increase relates to the increase in inventories.

Accrued payroll and related liabilities decreased from $22.4 million at December 31, 2004 to $20.4 million at December 31, 2005. The decrease was primarily due to the timing of payroll payments and lower bonus accruals.

On April 28, 2004, we signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon our leverage ratio. At December 31, 2005, the interest rate ranged from 5.70% to 6.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all our assets. At December 31, 2005, we had no amounts outstanding under the Credit Agreement and were in compliance with these four financial covenants. We had $3.4 million of letters of credit outstanding under the Credit Agreement at December 31, 2005, which reduces the total available credit.

Through two of our subsidiaries, we have a 30 million Swedish Kroner (approximately $3.8 million) line of credit at 2.20% and a $2 million line of credit at 6.00% at December 31, 2005. At December 31, 2005, we had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of our Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of our United Kingdom subsidiary and is subject to renegotiation annually.

In June 2003, we issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance was made through an initial offering of $175 million on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of our common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. We may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of our convertible notes, as described in the prospectus, was met. As of December 31, 2005, no note holders have elected to convert their notes into our stock. We do not anticipate any conversions before 2010.

We believe that our existing cash combined with the cash we anticipate to generate from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2005, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2005, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$210,081	$56	$14	$11	$210,000
Interest on long-term debt	109,725	6,300	12,600	12,600	78,225
Operating leases	33,515	6,532	12,004	10,174	4,805
Licensing rights	5,650	250	725	1,100	3,575
Post-retirement obligations	9,851	325	1,369	1,979	6,178

	$368,822	$13,463	$26,712	$25,864	$302,783

Interest obligations on our long-term debt are based upon the assumption that all convertible notes are held to maturity. Post-retirement obligations are based upon actuarial assumptions. Actual payments may differ in terms of both timing and amounts.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates on the credit agreements impacts the interest incurred and cash flows. At December 31, 2005, no amounts were outstanding on any of our credit agreements; consequently, no sensitivity analysis is presented.

Our convertible notes carry interest at a fixed rate of 3.0%. For fixed rate debt, interest rate changes impact the fair value of the notes but do not impact earnings or cash flows. The fair value of the notes at December 31, 2005, was approximately $246.8 million compared to a carrying value of $206.2 million.

We have assets, liabilities, and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in foreign countries are sold in foreign currencies. Assets and liabilities located outside the United States are primarily located in Sweden and the United Kingdom. Our investments in foreign subsidiaries with functional currencies other than the US dollar are considered long-term. We do not currently engage in forward currency exchange contracts or similar hedging activities to reduce our economic exposure to changes in exchange rates. Because we market, sell and license our products throughout the world, we could be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products.

Our net investment in foreign subsidiaries translated into US dollars using the period-end exchange rates at December 31, 2005, was approximately $131.8 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $13.2 million at December 31, 2005. The increase in the potential loss in fair value is primarily due to the increase in the net investment of foreign subsidiaries. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FLIR System, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Portland, Oregon

March 2, 2006

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue	$508,561	$482,651	$311,979
Cost of goods sold	231,867	233,492	146,454

Gross profit	276,694	249,159	165,525

Operating expenses:
Research and development	51,514	45,796	30,665
Selling, general and administrative	99,227	94,237	65,034

Total operating expenses	150,741	140,033	95,699

Earnings from operations	125,953	109,126	69,826

Interest expense	7,922	8,092	4,861
Interest income	(2,644)	(475)	(2,440)
Other (income) expense, net	(1,549)	1,600	3,557

Earnings before income taxes	122,224	99,909	63,848

Income tax provision	31,459	28,414	19,155

Net earnings	$90,765	$71,495	$44,693

Net earnings per share:
Basic	$1.30	$1.06	$0.66

Diluted	$1.16	$0.94	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$107,057	$120,692
Accounts receivable, net	142,782	116,928
Inventories, net	103,837	98,258
Prepaid expenses and other current assets	33,153	21,769
Deferred income taxes, net	18,709	9,771

Total current assets	405,538	367,418
Property and equipment, net	59,479	34,778
Deferred income taxes, net	8,415	22,890
Goodwill	158,065	149,475
Intangible assets, net	46,901	47,180
Other assets	15,981	8,691

	$694,379	$630,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,477	$32,321
Deferred revenue	10,297	7,601
Accrued payroll and related liabilities	20,374	22,375
Accrued product warranties	5,059	5,465
Advance payments from customers	5,013	5,009
Other current liabilities	11,626	10,585
Accrued income taxes	3,148	5,626
Current portion of long-term debt	56	105

Total current liabilities	90,050	89,087
Long-term debt	206,155	205,335
Deferred income taxes	10,779	10,317
Pension and other long-term liabilities	18,413	12,520

Commitments and contingencies (Notes 10 and 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2005 or 2004	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 69,216 and 69,118 shares issued at December 31, 2005 and 2004, respectively, and additional paid-in capital	212,005	219,230
Retained earnings	163,648	72,883
Accumulated other comprehensive (loss) earnings	(6,671)	21,060

Total shareholders’ equity	368,982	313,173

	$694,379	$630,432

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Total	Annual Comprehensive Earnings
	Shares	Amount
Balance, December 31, 2002	69,198	$218,052	$(43,305)	$(2,420)	$172,327
Net earnings for the year	—	—	44,693	—	44,693	$44,693
Income tax benefit of common stock options exercised	—	5,117	—	—	5,117	—
Repurchase of common stock	(5,357)	(75,451)	—	—	(75,451)	—
Common stock options exercised	1,771	7,225	—	—	7,225	—
Common stock issued pursuant to Employee Stock Purchase Plan	113	1,211	—	—	1,211	—
Unrealized loss on short-term investments	—	—	—	(779)	(779)	(779)
Translation adjustment	—	—	—	10,380	10,380	10,380
Minimum liability adjustment for Supplemental Executive Retirement Plan	—	—	—	119	119	119

Balance, December 31, 2003	65,725	156,154	1,388	7,300	164,842
Comprehensive earnings, year ended December 31, 2003						$54,413

Net earnings for the year	—	—	71,495	—	71,495	$71,495
Income tax benefit of common stock options exercised	—	24,223	—	—	24,223	—
Repurchase of common stock	(142)	(3,144)	—	—	(3,144)	—
Common stock options exercised	3,413	16,231	—	—	16,231	—
Common stock issued pursuant to Employee Stock Purchase Plan	122	2,038	—	—	2,038	—
Options issued for the Indigo acquisition	—	23,728	—	—	23,728	—
Realization of previously unrealized loss on short-term investments	—	—	—	779	779	779
Translation adjustment	—	—	—	12,981	12,981	12,981

Balance, December 31, 2004	69,118	219,230	72,883	21,060	313,173
Comprehensive earnings, year ended December 31, 2004						$85,255

Net earnings for the year	—	—	90,765	—	90,765	$90,765
Income tax benefit of common stock options exercised	—	13,916	—	—	13,916	—
Repurchase of common stock	(2,001)	(48,494)	—	—	(48,494)	—
Common stock options exercised	1,943	24,241	—	—	24,241	—
Common stock issued pursuant to Employee Stock Purchase Plan	156	3,098	—	—	3,098	—
Stock option compensation expense	—	14	—	—	14	—
Minimum liability adjustment for pension plans, net of tax	—	—	—	(1,450)	(1,450)	(1,450)
Translation adjustment	—	—	—	(26,281)	(26,281)	(26,281)

Balance, December 31, 2005	69,216	$212,005	$163,648	$(6,671)	$368,982

Comprehensive earnings, year ended December 31, 2005						$63,034

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$90,765	$71,495	$44,693
Income items not affecting cash:
Depreciation and amortization	15,585	14,804	6,262
Disposal and write-offs of property and equipment	(74)	(10)	78
Deferred income taxes	6,000	(5,936)	4,886
Income tax benefit of stock options	13,916	24,223	5,117
Common stock issued pursuant to stock compensation plan	14	—	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(35,409)	(27,752)	(19,295)
Increase in inventories	(11,217)	(10,375)	(21,382)
Increase in prepaid expenses and other current assets	(12,093)	(898)	(5,875)
(Increase) decrease in other assets	(3,573)	235	(1,135)
Increase in accounts payable	3,604	1,634	8,757
Increase (decrease) in deferred revenue	3,369	1,540	(419)
Increase in accrued payroll and other liabilities	2,693	2,170	4,582
(Decrease) increase in accrued income taxes	(2,090)	2,432	(475)
Increase in pension and other long-term liabilities	1,649	1,488	1,431

Cash provided by operating activities	73,139	75,050	27,225

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(34,038)	(13,886)	(14,598)
Proceeds on sale of property and equipment	252	453	—
Business acquisitions, net of cash acquired	(17,657)	(159,961)	—
Investment in insurance contracts	(1,000)	(1,000)	(2,601)
Other investments	(500)	(759)	(1,051)

Cash used by investing activities	(52,943)	(175,153)	(18,250)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	—	—	203,859
Repayments of capital leases and other long-term debt, including current portion	(105)	(3,767)	—
Repurchase of common stock	(48,494)	(3,144)	(75,451)
Proceeds from exercise of stock options	24,241	16,231	7,225
Proceeds from shares issued pursuant to employee stock purchase plan	3,098	2,038	1,211

Cash (used) provided by financing activities	(21,260)	11,358	136,844

Effect of exchange rate changes on cash	(12,571)	11,444	5,568

Net (decrease) increase in cash and cash equivalents	(13,635)	(77,301)	151,387
Cash and cash equivalents, beginning of year	120,692	197,993	46,606

Cash and cash equivalents, end of year	$107,057	$120,692	$197,993

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. (the “Company”) designs, manufactures and markets thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial, and government markets worldwide. The Company’s products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for a variety of commercial and government applications including surveillance, search and rescue, and industrial analysis and monitoring; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. The Company’s thermal imaging systems use advanced infrared technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in many types of adverse conditions including through smoke, haze and most types of fog. Many of the Company’s products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology.

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

Reclassifications

Certain reclassifications have been made to prior year’s data to conform to the current year’s presentation including a reclassification on the December 31, 2004 balance sheet of $10,317,000 from long-term deferred tax assets, net to long-term deferred tax liability. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

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

The cumulative translation adjustment included in accumulated other comprehensive (loss) earnings is a loss of $5,221,000 at December 31, 2005 and a gain of $21,060,000 at December 31, 2004.

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

Revenue recognition—(Continued)

The Company designs, markets and sells products as commercial, off-the-shelf products. Many of the Company’s Imaging customers, particularly those who use its airborne systems, request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting period, the Company recognizes revenue for the delivered elements only after it has determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. The recognition of revenue on contracts with multiple elements is consistent with guidance provided by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

Cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2005 and 2004 were $50,910,000 and $16,530,000, respectively.

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

Inventories—(Continued)

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

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were $2.5 million, $2.4 million and $1.1 million respectively.

Cost-basis investments

The Company has investments in third-party entities that are accounted for on a cost basis. The carrying value of those investments at December 31, 2005 and 2004 was $2.4 million and $1.9 million, and are not in excess of their estimated fair values. The investments are included in Other Assets in the Consolidated Balance Sheets.

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

Earnings per share—(Continued)

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2005	2004	2003
Numerator for earnings per share:
Net earnings, as reported	$90,765	$71,495	$44,693
Interest associated with convertible notes, net of tax	4,377	4,383	2,440

Net earnings available to common shareholders—diluted	$95,142	$75,878	$47,133

Denominator:
Weighted average number of common shares outstanding	69,580	67,566	67,462
Assumed exercise of stock options, net of shares assumed reacquired under the treasury stock method	2,986	4,079	2,853
Assumed conversion of convertible notes	9,463	9,463	5,237

Diluted shares outstanding	82,029	81,108	75,552

The effect of stock options for the years ended December 31, 2005, 2004 and 2003 that aggregated 1,975,643, 13,039 and 27,350 respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash paid for:
Interest	$6,633	$6,902	$3,458
Taxes	$22,013	$8,301	$8,871

Schedule of non-cash financial activities:
Minimum pension liability	$3,846	$2,016	$2,101

Fair value of financial instruments

For cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and related liabilities, the carrying amount approximates the fair value of those instruments due to their short-term nature. The fair value of the long-term debt is estimated based on quoted market prices of the convertible notes. At December 31, 2005, the fair value of the notes was approximately $246.8 million.

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

Stock-based compensation —(Continued))

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

	Year Ended December 31,
	2005	2004	2003
Net earnings—as reported	$90,765	$71,495	$44,693
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(12,554)	(14,052)	(6,328)

Net earnings—pro forma	$78,211	$57,443	$38,365

Earnings per share:
Basic—as reported	$1.30	$1.06	$0.66
Diluted—as reported	$1.16	$0.94	$0.62
Earnings per share:
Basic—pro forma	$1.12	$0.85	$0.57
Diluted—pro forma	$1.01	$0.76	$0.54

The fair value of the stock-based awards granted in 2005, 2004 and 2003 reported above was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Employee Stock Option Plans:
Risk-free interest rate	3.5%	2.4%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	3 years	3 years	3 years
Expected volatility	43.5%	54.1%	59.9%
Employee Stock Purchase Plan:
Risk-free interest rate	3.8%	1.5%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 months	6 months	6 months
Expected volatility	40.4%	36.9%	44.0%

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

Stock-based compensation—(Continued)

Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during 2005, 2004 and 2003 were as follows (in thousands, except per share amounts):

	2005	2004	2003
Employee Stock Option Plans:
Per share	$9.51	$7.63	$5.40
Total estimated value	$23,271	$20,074	$1,571
Employee Stock Purchase Plan:
Per share	$6.28	$5.66	$3.70
Total estimated value	$1,087	$1,067	$612

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

Accumulated other comprehensive (loss) earnings

Accumulated other comprehensive earnings includes cumulative translation adjustments, additional minimum liability adjustments for pension plans, and unrealized losses on short-term investments.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Recent accounting pronouncements—(Continued)

adoption of SFAS 123(R) will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from shared-based payment arrangements. In January 2005, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which provides supplemental implementation guidance for SFAS 123(R). The Company adopted SFAS 123(R) in the beginning of 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation expense over the awards’ respective vesting periods. The Company expects that the adoption of SFAS 123(R) will have a material impact on its results of operations. However, uncertainties, including the Company’s future stock-based compensation strategies, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the pro forma expense disclosed previously in this Note to the Consolidated Financial Statements. The adoption of SFAS 123(R) will not have an impact on the Company’s cash flows.

In November 2004, FASB issued SFAS 151, “Inventory Costs.” This statement amends the guidance in chapter 4 of ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS 151 on January 1, 2006 and does not expect a material effect on the Company’s financial position or results of operations.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement is effective for the fiscal year beginning after December 15, 2005. Accordingly, the Company adopted SFAS 154 on January 1, 2006.

In June 2005, FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. This guidance is effective beginning on the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The impact of this guidance for the Company’s “historical waste” was estimated to not be material as well as the effect on sale of the Company’s current products. The Company continues the process of interpreting these new laws and further evaluating the financial impact in the countries in which it operates. The Company does not expect a material effect on its financial position or its results of operations.

Note 2.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.3 million and $1.6 million at December 31, 2005 and 2004, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw material and subassemblies	$66,553	$62,906
Work-in-progress	23,994	21,181
Finished goods	13,290	14,171

	$103,837	$98,258

Note 4.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2005	2004
Land	—	$5,300	$1,400
Buildings	30 years	20,115	9,950
Machinery and equipment	3 to 10 years	43,854	39,416
Office equipment and other	1 to 10 years	42,804	33,338

		112,073	84,104
Less accumulated depreciation		(52,594)	(49,326)

		$59,479	$34,778

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $8,481,000, $7,721,000 and $5,187,000, respectively.

Note 5.	Goodwill

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997, its acquisition of Indigo Systems Corporation in 2004 and its acquisition of Brysen Optical Corporation in 2005. The Company also recorded an estimate of goodwill associated with its November 23, 2005 acquisition of Scientific Materials Corporation. The Company reviews goodwill in June of each year for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable. Such reviews assess the fair value of the assets based upon the Company’s estimates of the future discounted cash flows the Company expects the assets to generate within the boundary of the overall market capitalization of the Company. As of June 30, 2005, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2005, there have been no triggering events that would require an updated impairment review.

Goodwill by reporting segment is as follows (in thousands):

	December 31,
	2005	2004
Imaging	$112,470	$103,943
Thermography	45,595	45,532

	$158,065	$149,475

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2005	2004
Acquired identifiable intangibles	7 to 15 years	$54,040	$48,000
Patents and trademarks	17 years	4,458	4,458
Cooperation agreement and other	10 years	3,679	3,858

		62,177	56,316
Less accumulated amortization		(15,276)	(9,136)

		$46,901	$47,180

Acquired identifiable intangible assets of $48,000,000 were acquired as part of the acquisition of Indigo Systems Corporation, $2,540,000 were acquired as part of the Brysen Optical Corporation acquisition and an estimated $3,500,000 were acquired as part of the Scientific Materials Corporation acquisition (Note 16).

The aggregate amortization expense recorded in 2005 was approximately $6,349,000. The future estimated aggregate amortization expenses are approximately $6,364,000 in 2006 and in each of the four years thereafter.

Note 7.	Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At December 31, 2005, the interest rate ranged from 5.70% to 6.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At December 31, 2005, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $3.4 million of letters of credit outstanding under the Credit Agreement at December 31, 2005, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $3.8 million) line of credit at 2.20% and a $2 million line of credit at 6.00% at December 31, 2005. At December 31, 2005, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Accrued Product Warranties

The Company generally provides a twelve month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Accrued product warranties, beginning of year	$5,465	$3,511
Amounts paid for warranty services	(5,454)	(4,750)
Warranty provisions for products sold	5,048	6,704

Accrued product warranties, end of year	$5,059	$5,465

Note 9.	Long-Term Debt

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of December 31, 2005, no note holders have elected to convert their notes into Company stock.

Note 10.	Commitments

The Company leases some of its primary facilities under various operating leases that expire in 2006 through 2013. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $6.9 million, $6.9 million and $5.0 million, respectively. The future minimum obligations under operating leases are as follows (in thousands):

Operating Leases
2006	$6,417
2007	6,119
2008	5,776
2009	5,650
2010	4,524
Thereafter	4,805

Total minimum payments	$33,291

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Contingencies

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

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$57,335	$46,512	$22,984
Foreign	64,889	53,397	40,864

	$122,224	$99,909	$63,848

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current tax expense (benefit):
Federal	$1,914	$(20)	$(88)
State	214	(590)	(468)
Foreign	7,985	10,738	9,708

	10,113	10,128	9,152

Deferred tax expense (benefit):
Federal	5,399	(6,761)	1,906
State	(1,000)	(773)	218
Foreign	3,031	1,597	2,762

	7,430	(5,937)	4,886
Income tax effect of stock options exercised	13,916	24,223	5,117

Total provision	$31,459	$28,414	$19,155

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Income Taxes—(Continued)

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2005	2004
Allowance for doubtful accounts	$221	$250
Accrued product warranties	1,327	1,384
Inventory basis differences	6,876	6,824
Accrued liabilities	2,154	1,545
Deferred revenue	660	501
Net operating loss carryforwards	7,296	—
Other	175	(733)

Net current deferred tax assets	$18,709	$9,771

Net operating loss carryforwards	$3,425	$27,470
Credit carryforwards	17,012	11,254
Domestic depreciation	(1,221)	(2,205)
Supplemental Executive Retirement Plan	2,390	2,041
Intangibles	(13,191)	(15,670)

Net long-term deferred tax assets	$8,415	$22,890

Foreign net operating loss recapture	$(612)	$—
Foreign depreciation	(636)	(148)
Foreign untaxed legal reserves	(9,424)	(10,055)
Foreign pension	(107)	(114)

Foreign long-term deferred tax liabilities	$(10,779)	$(10,317)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(8.6)	(5.0)	(5.7)
Federal and state income tax credits	(3.4)	(2.8)	(1.7)
State taxes	1.0	1.0	2.4
Non-deductible expenses	1.3	0.2	0.4
Repatriation of foreign earnings	0.8	—	—
Other	(0.4)	—	(0.4)

Effective tax rate	25.7%	28.4%	30.0%

At December 31, 2005, the Company had US tax net operating loss carryforwards totaling approximately $23.9 million and state tax net operating loss carryforwards totaling approximately $64.4 million which expire in the years 2019 through 2024. Additionally, the Company has various federal tax credits available aggregating $14.5 million and various state tax credits available aggregating $2.5 million (net of federal benefit), which expire in the years 2007 through 2025.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Income Taxes—(Continued)

SFAS 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company believes that the net deferred tax assets of $27.1 million reflected on the December 31, 2005 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance. The Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

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

During the fourth quarter of calendar year 2005, the Company completed its evaluation of the repatriation provisions of the Jobs Act. Based upon this evaluation, the Company made the decision to repatriate $37.5 million under the Jobs Act. This repatriation caused the recognition of $1.0 million of tax expense net of foreign tax credits. This tax expense is reflected in current income tax expense for 2005.

Prior to the Jobs Act, the Company did not provide deferred taxes on undistributed earnings of foreign subsidiaries, as it intended to utilize these earnings through the expansion of its business operations outside the United States for an indefinite period of time. Going forward, the Company intends to indefinitely reinvest prospective foreign earnings including those earnings not repatriated as of December 31, 2005. Accordingly, no US income tax will be provided on unremitted earnings of foreign subsidiaries.

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

Additionally, the Company has stock options that it assumed in connection with the acquisition of Indigo Systems Corporation in 2004.

Information with respect to activity under the stock options plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	9,020,724	$7.26
Granted	290,798	13.04
Exercised	(1,774,870)	4.10
Terminated	(114,800)	7.98

Outstanding at December 31, 2003	7,421,852	8.22
Granted	4,051,090	13.41
Exercised	(3,413,434)	4.75
Terminated	(127,446)	13.35

Outstanding at December 31, 2004	7,932,062	12.28
Granted	2,445,955	32.54
Exercised	(1,943,406)	12.47
Terminated	(38,937)	22.06

Outstanding at December 31, 2005	8,395,674	$18.09

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Employee Benefit Plans—(Continued)

Stock Option Plans—(Continued)

The following table summarizes information about outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.10 – $ 9.16	691,513	$2.22	4.9	691,513	$2.22
$ 9.18 – $ 9.18	1,022,751	9.18	6.6	1,022,751	9.18
$ 9.25 – $ 9.85	1,237,700	9.25	6.0	1,237,700	9.25
$10.04 – $19.25	1,227,596	12.10	6.4	1,154,998	11.93
$19.58 – $19.99	1,625,364	19.58	3.1	1,615,898	19.58
$20.18 – $31.25	492,200	24.88	9.1	346,002	24.01
$31.40 – $31.40	1,082,350	31.40	9.1	—	—
$31.55 – $36.11	1,016,200	36.04	9.1	1,003,600	36.10

	8,395,674	$18.09	6.4	7,072,462	$15.88

At December 31, 2004 and 2003, stock options exercisable were 7,206,430 and 5,619,804, respectively with weighted average exercise prices of $12.29 and $7.55, respectively.

As of December 31, 2005, there are 12,923,476 shares of common stock reserved for future issuance under all of the stock option plans.

Employee Stock Purchase Plan

In 1999, the Company established an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase the Company’s common stock through payroll deductions. Under the ESPP, eligible employees, subject to certain restrictions, may purchase shares of the Company’s common stock at 85% of fair market value at either the date of enrollment or the date of purchase, whichever is less. The ESPP expires in 2009 or by action of the Company’s Board of Directors, whichever occurs earlier. The Company issued 156,203 shares in 2005, 122,442 shares in 2004 and 113,224 shares in 2003 under the ESPP. Of the 6,000,000 shares authorized to be issued under the ESPP, 4,718,923 shares remained available at December 31, 2005.

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $2.7 million, $2.5 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Employee Benefit Plans—(Continued)

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company offers a Supplemental Executive Retirement Plan (the “SERP”) for certain US officers of the Company. A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2005	2004
Change in benefit obligation:
Projected benefit obligation at January 1	$12,461	$10,373
Service costs	247	335
Interest costs	650	614
Actuarial loss	1,888	872
Benefits paid	(177)	(179)
Foreign currency exchange changes	(856)	446

Projected benefit obligation at December 31	$14,213	$12,461

Fair value of plan assets at January 1	$—	$—
Unfunded status	14,213	12,461
Unrecognized net loss	(3,572)	(1,855)
Unrecognized prior service cost	(1,821)	(2,050)
Unrecognized transition obligation	175	253

Net amount recognized	$8,995	$8,809

Amounts recognized in the balance sheets consist of:
Accrued pension long-term	$12,841	$10,825
Other assets	(1,821)	(2,016)
Accumulated other comprehensive loss	(2,025)	—

Net amount recognized	$8,995	$8,809

The weighted average assumptions used are as follows:
	Year Ended December 31,
	2005	2004
Defined benefit pension plan for employees outside the US:
Discount rate	4.0%	5.0%
SERP:
Discount rate	5.6%	5.6%
Rate of increase in compensation levels	5.0%	4.5%

The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.

An additional minimum liability of $3.8 million and $2.0 million as of December 31, 2005 and 2004, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

benefit obligation over the accrued pension costs. The measurement date used for the pension plans is December 31, and at December 31, 2005 and 2004, the accumulated benefit obligation was $12.8 million and $10.8 million, respectively.

Benefits expected to be paid under the plans, approximately, are (in thousands):

2006	$325
2007	437
2008	932
2009	986
2010	993
Five years thereafter	5,084

$8,757

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Service costs	$247	$335	$1,160
Interest costs	650	614	539
Net amortization and deferral	277	207	216

Net periodic pension costs	$1,174	$1,156	$1,915

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

The accounting policies of the segments are the same as those described in Note 1. The Company has historically evaluated performance based upon operating earnings for each segment. On a consolidated basis, this amount represents earnings from operations as represented in the Consolidated Statement of Operations. Other consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets and liabilities, and capital expenditures and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue:
Imaging	$324,955	$319,509	$193,132
Thermography	183,606	163,142	118,847

	$508,561	$482,651	$311,979

Earnings (loss) from operations:
Imaging	$87,866	$80,096	$47,481
Thermography	64,732	55,137	37,231
Other	(26,645)	(26,107)	(14,886)

	$125,953	$109,126	$69,826

Segment assets (accounts receivable and inventories):
Imaging	$179,525	$147,281	$107,339
Thermography	67,094	67,905	47,952

	$246,619	$215,186	$155,291

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$286,879	$281,139	$177,066
Europe	133,877	123,996	93,657
Other foreign	87,805	77,516	41,256

	$508,561	$482,651	$311,979

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2005	2004
United States	$250,430	$216,138
Europe	29,996	23,986

	$280,426	$240,124

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Operating Segments and Related Information—(Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
US government	$167,462	$191,874	$80,850

Note 16.	Business Acquisitions

On January 6, 2004, pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of October 21, 2003 by and among the Company, Indigo Systems Corporation (“Indigo”), Fiji Sub, Inc., and William Parrish, as Shareholders’ Agent, Fiji Sub Inc. was merged with and into Indigo (the “Merger”). As a result of the Merger, Indigo became a wholly owned subsidiary of the Company. The acquisition of Indigo was accounted for as a purchase and the allocation of the purchase price was as follows (in thousands):

Net tangible assets	$20,729
Identifiable intangible assets	48,000
Deferred tax liabilities	(13,832)
Goodwill	137,237

Total purchase price	$192,134

$104,142,000 of the goodwill has been allocated to the Imaging segment and $33,095,000 of the goodwill has been allocated to the Thermography segment.

On May 12, 2005, the Company acquired for cash the net assets of Brysen Optical Corporation (“Brysen”), a maker of advanced optical coatings. The acquisition was accounted for as a purchase and the portion of the $4.2 million purchase price, which includes professional fees and other costs directly associated with the acquisition, that is in excess of the net assets acquired is reported in intangible assets and goodwill of $2,540,000 and $932,000 respectively. The operations of Brysen are not material to the Company’s consolidated financial statements.

On November 23, 2005, the Company acquired the outstanding stock of Scientific Materials Corporation (“SMC”), a supplier of laser assemblies, laser components and materials, for $13.5 million in cash. The acquisition was accounted for as a purchase and as a result, SMC has become a wholly owned subsidiary of the Company. The operations of SMC are not material to the Company’s consolidated financial statements. The allocation of the purchase price has not been finalized, however, the Company has estimated and recorded the allocation of the purchase price as follows (in thousands):

Net tangible assets	$2,598
Identifiable intangible assets	3,500
Goodwill	7,396

Total purchase price	$13,494

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2005
Revenue	$108,317	$130,966	$113,031	$156,247
Gross profit	58,586	71,327	60,120	86,661
Net earnings	$14,707	$24,572	$17,344	$34,142
Net earnings per share:
Basic	$0.21	$0.35	$0.25	$0.49
Diluted	$0.19	$0.31	$0.22	$0.43

	Q1	Q2	Q3	Q4
2004
Revenue	$108,861	$119,295	$110,769	$143,726
Gross profit	53,420	61,024	58,980	75,735
Net earnings	$12,683	$17,926	$16,824	$24,062
Net earnings per share:
Basic	$0.19	$0.27	$0.25	$0.35
Diluted	$0.17	$0.24	$0.22	$0.31

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded the operations of Scientific Materials Corporation, which was acquired on November 23, 2005 and Brysen Optical Corporation, which was acquired on May 12, 2005, from our assessment of our internal control over financial reporting as of December 31, 2005. The excluded operations, combined, represented 2% of consolidated assets and less than 1% of consolidated revenue as of and for the year ended December 31, 2005.

Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that FLIR Systems, Inc. (an Oregon corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FLIR Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Scientific Materials Corporation and Brysen Optical Corporation (“the acquired entities”) during 2005 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the acquired entities internal control over financial reporting associated with 2% of consolidated assets and less than 1% of consolidated revenue as of and for the year ended December 31, 2005. Our audit of the internal control over financial reporting of FLIR Systems, Inc. also excluded an evaluation of the internal control over financial reporting of the acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon

March 2, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Concerning Auditors—Audit Committee Report” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Information with respect to executive compensation is included under “Corporate Governance and Related Matters—Director Compensation,” “Executive Compensation” and “Stock Performance Graph” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Second Restated Articles of Incorporation of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582)).

3.2	First Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 1.1 to Registration Statement on Form 8-A filed on June 11, 1999).

3.3	First Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-62582)).

3.4	Second Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

3.5	Third Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 3, 2005).

4.1	Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).

4.2	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003 (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on August 8, 2003).

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

Number	Description
4.7

Amendment No. 2 to Rights Agreement dated as of November 4, 2004 by and between FLIR Systems, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2004).

10.1	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.3	FLIR Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 12, 2002).(1)

10.4	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibit 10.28 to Form 10-Q filed August 6, 2002).(1)

10.5

Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.6

Amended and Restated Credit Agreement among FLIR Systems, Inc. and Bank of America, N.A., and certain other financial institutions dated April 28, 2004 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2004).

10.7

Purchase and Sale Agreement dated November 5, 2004 by and between FLIR Systems, Inc. and Mentor Graphics Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2004).

10.8	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

10.9	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 4, 2005).(1)

10.10	Lease Agreement dated July 1, 2004 by and among FLIR Systems AB and AB Skutkrossen & Co. KB (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 4, 2005).

10.11

Executive Employment Agreement dated as of February 14, 2006 between FLIR Systems, Inc. and Earl R. Lewis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2006).(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March 2006.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2006.

Signature	Title

/s/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ JOHN D. CARTER John D. Carter	Director

/s/ WILLIAM W. CROUCH William W. Crouch	Director

/s/ JOHN C. HART John C. Hart	Director

/s/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/s/ MICHAEL T. SMITH Michael T. Smith	Director

/s/ STEVEN E. WYNNE Steven E. Wynne	Director

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at Beginning of the Year	Charges to Costs and Expenses	Charged to Other Accounts— Described		Deductions— Described(2)	Balance at the End of the Year
Year ended December 31, 2005
Allowance for Doubtful Accounts	$1,559	$91	$—		$(302)	$1,348

Year ended December 31, 2004
Allowance for Doubtful Accounts	$1,318	$118	$234	(1)	$(111)	$1,559

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,445	$5	$—		$(132)	$1,318

(1)	Additions include the assumption of the allowance for doubtful accounts of Indigo Systems Corporation of $106 and currency translation adjustment of $128.
(2)	Deductions represent write-offs, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

FLIR Systems, Inc.:

Under date of March 2, 2006, we reported on the consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the three years ended December 31, 2005. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Portland, Oregon

March 2, 2006