Form 10-Q
period 2006-03-31
FLIR SYSTEMS INC
filed 2006-05-10
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

At April 28, 2006, there were 69,123,930 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$117,339	$108,317
Cost of goods sold	56,491	49,731

Gross profit	60,848	58,586
Operating expenses:
Research and development	15,229	13,255
Selling, general and administrative	26,753	24,196

Total operating expenses	41,982	37,451
Earnings from operations	18,866	21,135
Interest expense	1,924	1,995
Other income, net	(701)	(734)

Earnings before income taxes	17,643	19,874
Income tax provision	4,984	5,167

Net earnings	$12,659	$14,707

Net earnings per share:
Basic	$0.18	$0.21

Diluted	$0.17	$0.19

Weighted average shares outstanding:
Basic	69,163	69,554

Diluted	81,311	82,556

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$127,302	$107,057
Accounts receivable, net	119,083	142,782
Inventories, net	111,256	103,837
Prepaid expenses and other current assets	36,072	33,153
Deferred income taxes, net	18,724	18,709

Total current assets	412,437	405,538
Property and equipment, net	68,174	59,479
Deferred income taxes, net	8,032	8,415
Goodwill	158,326	158,065
Intangible assets, net	45,749	46,901
Other assets	15,909	15,981

	$708,627	$694,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,204	$34,477
Deferred revenue	9,615	10,297
Accrued payroll and related liabilities	18,094	20,374
Accrued product warranties	4,603	5,059
Advance payments from customers	7,695	5,013
Other current liabilities	10,237	11,626
Accrued income taxes	2,394	3,148
Current portion of long-term debt	32	56

Total current liabilities	89,874	90,050
Long-term debt	206,372	206,155
Deferred tax liability	10,713	10,779
Pension and other long-term liabilities	18,659	18,413
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2006, and December 31, 2005	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 69,121 and 69,216 shares issued at March 31, 2006, and December 31, 2005, respectively, and additional paid-in capital	209,457	212,005
Retained earnings	176,307	163,648
Accumulated other comprehensive earnings	(2,755)	(6,671)

Total shareholders’ equity	383,009	368,982

	$708,627	$694,379

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$12,659	$14,707
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,426	3,112
Disposals and write-offs of property and equipment	13	—
Deferred income taxes	(325)	1,116
Stock-based compensation arrangements	2,099	—
Income tax benefit of stock options	454	5,863
Changes in operating assets and liabilities:
Decrease in accounts receivable	24,838	7,365
Increase in inventories	(6,584)	(12,314)
(Increase) decrease in prepaid expenses and other current assets	(2,673)	665
Decrease (increase) in other assets	4	(1,066)
Increase in accounts payable	2,486	497
(Decrease) increase in deferred revenue	(766)	4,418
Decrease in accrued payroll and other liabilities	(1,904)	(4,006)
Decrease in accrued income taxes	(756)	(15,172)
Increase in pension and other long-term liabilities	131	6,886

Cash provided by operating activities	34,102	12,071

Cash flows from investing activities:
Additions to property and equipment	(10,830)	(13,680)
Proceeds from sale of property and equipment	97	—
Other investments	(115)	(44)

Cash used by investing activities	(10,848)	(13,724)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt	(26)	(26)
Repurchase of common stock	(8,429)	—
Proceeds from exercise of stock options	2,444	11,917
Excess tax benefit from stock-based compensation arrangements	883	—

Cash (used) provided by financing activities	(5,128)	11,891

Effect of exchange rate changes on cash	2,119	(5,317)

Net increase in cash and cash equivalents	20,245	4,921
Cash and cash equivalents, beginning of period	107,057	120,692

Cash and cash equivalents, end of period	$127,302	$125,613

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2006.

Note 2.  Stock-based Compensation

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as deferred stock awards) granted under three plans, the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Prior to January 1, 2006, all stock options granted were time-based with vesting schedules ranging from immediate vesting to vesting over three years and generally expire ten years from the grant date. The Company has discontinued issuing option awards out of the 1992 Plan and the 1993 Plan, but previously granted options under those plans remain outstanding until their expiration.

During the three months ended March 31, 2006, the Company also began granting performance-based options and deferred stock awards. The performance-based options’ vesting is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Deferred stock awards are time-based and vest over a three year period.

Additionally, the Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s Stock at 85% of the fair market value at the lower of either the date of enrollment or the purchase date.

Shares issued as a result of stock option exercises, deferred stock and ESPP purchases are new shares.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.  Stock-based Compensation—(Continued)

Under the modified prospective transition method, stock-based compensation expense is recognized for the remaining requisite service of all stock-based compensation awards granted prior to January 1, 2006, (determined under SFAS No. 123, “Accounting for Stock-based Compensation”) and all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date estimated fair value (determined under SFAS No. 123(R)). The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for deferred stock awards which are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and deferred stock awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized during the year the related performance criteria is met because each tranche is independent of the others, and if the performance criteria in a particular year is not met, the related tranche does not vest.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Income (in thousands):

Three Months Ended March 31, 2006
Cost of goods sold	$355
Research and development	600
Selling, general and administrative	1,144

Stock-based compensation expense before income taxes	2,099
Income tax benefit	(325)

Total stock-based compensation expense after income taxes	$1,774

No stock-based compensation costs were capitalized as of March 31, 2006 as they were not material. As of March 31, 2006, the Company had $25,232,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.3 years.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No significant stock-based compensation expenses were recognized prior to the adoption of SFAS No. 123(R) since options granted under the Company’s plan had an exercise price equal to the market value of the underlying stock on the date of grant.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.  Stock-based Compensation—(Continued)

The following table presents the impact of the adoption of SFAS No. 123(R) on selected line items from the Company’s consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Three Months Ended March 31, 2006
	As reported under SFAS No. 123(R)	If reported under APB 25
Consolidated Statement of Income:
Earnings from operations	$18,866	$20,509
Earnings before income taxes	17,643	19,286
Net earnings	12,659	14,128
Basic earnings per share	0.18	0.20
Diluted earnings per share	0.17	0.19
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	34,102	34,985
Net cash used by financing activities	(5,128)	(6,011)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net earnings – as reported	$14,707
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(6,435)

Net earnings – pro forma	$8,272

Earnings per share:
Basic – as reported	$0.21
Diluted – as reported	$0.19
Earnings per share:
Basic – pro forma	$0.12
Diluted – pro forma	$0.11

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.  Stock-based Compensation—(Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended March 31, 2006 and 2005 reported above was estimated with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Stock Option Awards:
Risk-free interest rate	4.7%	3.4%
Expected dividend yield	0.0%	0.0%
Expected term	2.5 years	3 years
Expected volatility	39.9%	43.9%
Employee Stock Purchase Plan:
Risk-free interest rate	4.3%	2.2%
Expected dividend yield	0.0%	0.0%
Expected term	6 months	6 months
Expected volatility	39.1%	36.1%

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2006, substantially all stock options granted were performance-based options whereas prior to 2006, all stock options were time-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term.

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Stock Option Awards:
Grant date fair value per share	$7.26	$9.70
Total fair value of awards granted	$7,910	$20,995
Total fair value of awards vested	$4,071	$13,043
Total intrinsic value of options exercised	$3,459	$16,068
Deferred Stock Awards:
Grant date fair value per share	$25.14	—
Total fair value of awards granted	$10,072	—
Employee Stock Purchase Plan:
Grant date fair value per share	$5.46	$6.84
Total fair value	$534	$452

The total amount of cash received from the exercise of stock options in the three months ended March 31, 2006 was $2,444,000 and the related tax benefit realized from the exercise of the stock options was $1,337,000.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.  Stock-based Compensation—(Continued)

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,395,674	$18.09	6.4
Granted	1,089,100	25.15
Exercised	(236,391)	10.34
Forfeited	(3,965)	25.61

Outstanding at March 31, 2006	9,244,418	$19.12	6.6	$96,974

Exercisable at March 31, 2006	7,207,212	$16.85	5.8	$92,154

1,083,100 performance-based options were granted during the three months ended March 31, 2006 and were outstanding at March 31, 2006.

Information with respect to deferred stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	—	$—
Granted	400,620	25.14
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2006	400,620	$25.14	9.9	$11,382

There were no shares issued under the Employee Stock Purchase Plan during the three months ended March 31, 2006. There were 4,718,923 shares available at March 31, 2006.

Note 3.  Net Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place on the date of issuance. In addition, net earnings used for purposes of computing diluted earnings per share is reported net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place when the convertible notes were issued.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3.  Net Earnings Per Share—(Continued)

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator for earnings per share:
Net earnings, as reported	$12,659	$14,707
Interest associated with convertible notes, net of tax	1,094	1,094

Net earnings available to common shareholders – diluted	$13,753	$15,801

Denominator:
Weighted average number of common shares outstanding	69,163	69,554
Assumed exercises of stock options and vesting of nonvested shares, net of shares assumed reacquired under the treasury stock method	2,685	3,539
Assumed conversion of convertible notes	9,463	9,463

Diluted shares outstanding	81,311	82,556

The effect of stock options for the three months ended March 31, 2006 and 2005 that aggregated 2,337,000 and 1,328,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 4.  Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw material and subassemblies	$70,454	$66,553
Work-in-progress	28,156	23,994
Finished goods	12,646	13,290

	$111,256	$103,837

Note 5.  Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2006	2005
Accrued product warranties, beginning of period	$5,059	$5,465
Amounts paid for warranty services	(1,262)	(766)
Warranty provisions for products sold	806	646

Accrued product warranties, end of period	$4,603	$5,345

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6.  Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At March 31, 2006, the interest rate ranged from 6.16% to 7.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At March 31, 2006, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $3.4 million of letters of credit outstanding under the Credit Agreement at March 31, 2006, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $3.9 million) line of credit at 2.20% and a $2 million line of credit at 6.00% at March 31, 2006. At March 31, 2006, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of March 31, 2006, no note holders have elected to convert their notes into Company stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8.  Comprehensive Earnings

Comprehensive earnings include changes in cumulative translation adjustments and additional minimum pension liability adjustments, if any, on the Company’s pension plans that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Net earnings	$12,659	$14,707
Translation adjustment	3,916	(8,548)

Total comprehensive earnings	$16,575	$6,159

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 9.  Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company offers a Supplemental Executive Retirement Plan for certain US executive officers of the Company. These plans are more fully described in Note 14 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service costs	$54	$62
Interest costs	184	166
Net amortization and deferral	108	68

Net periodic pension costs	$346	$296

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

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Imaging	$71,900	$66,955
Thermography	45,439	41,362

	$117,339	$108,317

Earnings from operations:
Imaging	$10,885	$14,201
Thermography	14,138	13,103
Other	(6,157)	(6,169)

	$18,866	$21,135

	March 31, 2006	December 31, 2005
Segment assets (accounts receivable and inventories):
Imaging	$172,915	$179,525
Thermography	57,424	67,094

	$230,339	$246,619

On April 26, 2006, the Company announced its intention to separate the Imaging segment into two segments: Government Systems and Commercial Vision Systems. Accordingly, the Company will prospectively report results for three operating segments and will, to the extent practicable, restate previously reported periods on a comparable basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.  Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$61,166	$56,959
Europe	34,363	34,271
Other foreign	21,810	17,087

	$117,339	$108,317

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2006	December 31, 2005
United States	$255,208	$250,430
Europe	32,950	29,996

	$288,158	$280,426

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
US Government	$32,765	$33,074

Note 12.  Business Acquisition

During the three months ended March 31, 2006, the Company finalized the allocation of the purchase price related to its November 23, 2005 acquisition of Scientific Materials Corporation as follows (in thousands):

Net tangible assets	$2,519
Net deferred taxes	(627)
Identifiable intangible assets	4,054
Goodwill	7,646

Total purchase price	$13,592

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ended December 31, 2005. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. Revenue for the three months ended March 31, 2006 increased by 8.3 percent, from $108.3 million in the first quarter of 2005 to $117.3 million in the first quarter of 2006.

Imaging revenue increased $4.9 million, or 7.4 percent, from $67.0 million in the first quarter of 2005 to $71.9 million in the first quarter of 2006. The increase in Imaging revenue in the first quarter of 2006 compared to the same period in 2005 was primarily due to an increase in sales of airborne products, partially offset by a decrease in land products.

Thermography revenue increased 9.9 percent, from $41.4 million in the first quarter of 2005 to $45.4 million in the first quarter of 2006. Higher Thermography revenue in the first quarter of 2006 was primarily due to unit sales of the InfraCAM® product which was launched during the quarter.

The timing of deliveries against large contracts, especially for our Imaging products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2006 of between 16 percent and 18 percent, the mix of revenue between our Imaging and Thermography businesses and within certain product categories in our Imaging business will vary from quarter to quarter.

On April 26, 2006, we announced our intention to separate the Imaging segment into two segments: Government Systems and Commercial Vision Systems. Accordingly, we will prospectively report results for three operating segments and will, to the extent practicable, restate previously reported periods on a comparable basis.

As a percentage of revenue, international sales were 47.9 percent and 47.4 percent for the quarters ended March 31, 2006 and 2005, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended March 31, 2006 was $60.8 million compared to $58.6 million for the same quarter last year. As a percentage of revenue, gross profit decreased from 54.1 percent in the first quarter of 2005 to 51.9 percent in the first quarter of 2006. The decrease in gross profit as a percentage of revenue was due to a decline in Imaging gross margin related to program and product mix and stock-based compensation expense of $355,000 recognized in 2006.

Research and development expenses. Research and development expenses for the first quarter of 2006 totaled $15.2 million, compared to $13.3 million in the first quarter of 2005. The increase in research and development expenses was due to the continued investment in new product development in both Imaging and Thermography to enable future growth as well as stock-based compensation expense of $600,000 recognized in 2006. As a percentage of revenue, research and development expenses were 13.0 percent and 12.2 percent for the three months ended March 31, 2006 and 2005, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $26.8 million for the quarter ended March 31, 2006, compared to $24.2 million for the quarter ended March 31, 2005. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with the launch of the InfraCAM and stock-based compensation expense of $1.1 million recognized in 2006. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $278,000 and $651,000 for the quarters ended March 31, 2006 and 2005, respectively. Selling, general and administrative expenses as a percentage of revenue were 22.8 percent and 22.3 percent for the quarters ended March 31, 2006 and 2005, respectively.

Interest expense. Interest expense for the first quarter of 2006 was $1.9 million compared to $2.0 million for the first quarter of 2005. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes.

Other income/expense. For the quarter ended March 31, 2006, we recorded other income of $701,000 compared to $734,000 for the first quarter of 2005. The other income in 2006 consists primarily of interest income earned on short-term investments.

Income taxes. The income tax provision of $5.0 million for the three months ended March 31, 2006, represents an effective tax rate of 28.2 percent. The effective tax rate in the first quarter of 2005 was 26.0 percent. The higher effective tax rate for the first quarter of 2006 is due primarily to the impact of certain stock-based compensation expenses for financial reporting for which a tax deduction would not be allowed, and the inability to recognize tax credits for research and development as tax legislation related to the credits expired at the end of 2005. We expect the annual effective tax rate for the full year of 2006 to be approximately 26.5 percent to 27.5 percent, assuming the tax legislation on research and development tax credits is renewed in 2006. The effective tax rate is lower than the US Federal tax rate of 35% because of lower foreign tax rates, the effect of the current foreign tax structure and estimated tax credits.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents on hand of $127.3 million compared to $107.1 million at December 31, 2005. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options offset by capital expenditures and the repurchase of approximately 331,000 shares of our common stock.

Accounts receivable decreased from $142.8 million at December 31, 2005 to $119.1 million at March 31, 2006. The decrease was primarily attributable to collection of receivables generated from higher sales volumes during the quarter ended December 31, 2005, compared to sales volumes in the quarter ended March 31, 2006.

At March 31, 2006, we had inventories of $111.3 million compared to $103.8 million at December 31, 2005. The increase was primarily due to an increase in inventory in anticipation of shipments in the first quarter of 2006 that were delayed and planned increases in shipments in the second quarter of 2006.

Investing activities, principally related to capital expenditures, totaled $10.8 million and $13.7 million for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures during the first quarter of 2006 include the purchase and installation of new production equipment in Sweden and building expansion and improvements in Boston, Portland and Sweden.

Accrued payroll and related liabilities was $18.1 million at March 31, 2006 compared to $20.4 million at December 31, 2005. The decrease is primarily due to the timing of payroll payments, including the payments for commissions and incentives accrued at December 31, 2005.

On April 28, 2004, we signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit, with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon our leverage ratio. At March 31, 2006, the interest rate ranged from 6.16% to 7.25%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all our assets. At March 31, 2006, we had no amounts outstanding under the Credit Agreement and were in compliance with these four financial covenants. We had $3.4 million of letters of credit outstanding under the Credit Agreement at March 31, 2006, which reduces the total available credit.

Through two of our subsidiaries, we have a 30 million Swedish Kroner (approximately $3.9 million) line of credit at 2.20% and a $2 million line of credit at 6.00% at March 31, 2006. At March 31, 2006, there were no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of our Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of our United Kingdom subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the convertible notes, as described in the prospectus, was met. As of March 31, 2006, no note holders have elected to convert their notes into our common stock. We do not anticipate any conversions before 2010.

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

New Accounting Pronouncements

The Company adopted SFAS No. 123(R) on January 1, 2006.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2005. In addition, the Company adopted SFAS No. 123(R) on January 1, 2006 which changed the Company’s accounting policies for the recognition of stock-based compensation. As described in Note 2 to the Consolidated Financial Statements, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

There have been no significant changes to our contractual obligations since December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A.	Risk Factors

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company’s Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding shares of common stock in the open market through April 14, 2006. In February 2006, the Board of Directors authorized the repurchase of up to an additional 5.0 million shares of our outstanding shares of common stock in the open market through February 7, 2007. All share repurchases are subject to applicable securities law, and are made at times and in amounts management deems appropriate.

During the three months ended March 31, 2006, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs As of March 31, 2006
January 1 to January 31, 2006	—	—	—
February 1 to February 28, 2006	331,241	$25.42	331,241
March 1 to March 31, 2006	—	—	—

Total	331,241	$25.42	331,241	5,667,713

(1)	All of these shares were purchased in open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 10, 2006	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer
and Duly Authorized Officer)