Form 10-Q
period 2006-06-30
FLIR SYSTEMS INC
filed 2006-08-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

At July 31, 2006, there were 68,635,146 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$138,550	$130,966	$255,889	$239,283
Cost of goods sold	64,639	59,639	121,130	109,370

Gross profit	73,911	71,327	134,759	129,913

Operating expenses:
Research and development	15,166	13,970	30,395	27,225
Selling, general and administrative	29,696	25,031	56,449	49,227

Total operating expenses	44,862	39,001	86,844	76,452

Earnings from operations	29,049	32,326	47,915	53,461

Interest expense	1,953	1,972	3,877	3,967
Other income, net	(2,725)	(2,852)	(3,426)	(3,586)

Earnings before income taxes	29,821	33,206	47,464	53,080

Income tax provision	8,410	8,634	13,394	13,801

Net earnings	$21,411	$24,572	$34,070	$39,279

Net earnings per share:
Basic	$0.31	$0.35	$0.49	$0.56

Diluted	$0.28	$0.31	$0.45	$0.50

Weighted average shares outstanding:
Basic	69,109	69,519	69,136	69,536

Diluted	80,801	81,990	81,001	82,273

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$143,321	$107,057
Accounts receivable, net	125,894	142,782
Inventories, net	121,903	103,837
Prepaid expenses and other current assets	36,975	33,153
Deferred income taxes, net	18,709	18,709

Total current assets	446,802	405,538

Property and equipment, net	74,629	59,479
Deferred income taxes, net	8,636	8,415
Goodwill	159,634	158,065
Intangible assets, net	44,172	46,901
Other assets	15,783	15,981

	$749,656	$694,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,559	$34,477
Deferred revenue	11,849	10,297
Accrued payroll and related liabilities	20,383	20,374
Accrued product warranties	5,283	5,059
Advance payments from customers	5,029	5,013
Other current liabilities	9,530	11,626
Accrued income taxes	5,815	3,148
Current portion of long-term debt	7	56

Total current liabilities	93,455	90,050

Long-term debt	206,589	206,155
Deferred tax liability, net	10,641	10,779
Pension and other long-term liabilities	19,210	18,413

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2006, and December 31, 2005	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 69,290 and 69,216 shares issued at June 30, 2006, and December 31, 2005, respectively, and additional paid-in capital	213,240	212,005
Retained earnings	197,718	163,648
Accumulated other comprehensive earnings (loss)	8,803	(6,671)

Total shareholders’ equity	419,761	368,982

	$749,656	$694,379

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$34,070	$39,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,446	5,914
Disposals and write-offs of property and equipment	(115)	(27)
Deferred income taxes	(988)	(2,801)
Stock-based compensation arrangements	4,970	—
Income tax benefit of stock options	3,176	7,025
Excess tax benefit from stock-based compensation arrangements	(1,984)	—
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease in accounts receivable	20,989	1,645
Increase in inventories	(14,570)	(8,243)
Increase in prepaid expenses and other current assets	(2,955)	(679)
Decrease (increase) in other assets	203	(254)
Increase in accounts payable	336	1,304
Increase in deferred revenue	1,229	1,258
Decrease in accrued payroll and other liabilities	(3,394)	(8,324)
Increase (decrease) in accrued income taxes	2,739	(5,803)
Increase in pension and other long-term liabilities	405	894

Cash provided by operating activities	53,557	31,188

Cash flows from investing activities:
Additions to property and equipment	(19,467)	(17,698)
Proceeds from sale of property and equipment	390	56
Business acquisitions, net of cash acquired	(99)	(4,157)
Other investments	(17)	(1)

Cash used by investing activities	(19,193)	(21,800)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt	(53)	(52)
Repurchase of common stock	(15,419)	(25,524)
Proceeds from exercise of stock options	6,313	14,789
Proceeds from shares issued pursuant to employee stock purchase plan	1,704	1,485
Excess tax benefit from stock-based compensation arrangements	1,984	—

Cash used by financing activities	(5,471)	(9,302)

Effect of exchange rate changes on cash	7,371	(12,796)

Net increase (decrease) in cash and cash equivalents	36,264	(12,710)
Cash and cash equivalents, beginning of period	107,057	120,692

Cash and cash equivalents, end of period	$143,321	$107,982

Schedule of non-cash financing activities:
License rights acquired	$—	$4,146

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

During 2006, the Company also began granting performance-based options and deferred stock awards. The performance-based options’ vesting is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Deferred stock awards are time-based and generally vest over a three year period.

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

Under the modified prospective transition method, stock-based compensation expense is recognized for the remaining requisite service of all stock-based compensation awards granted prior to January 1, 2006, (determined under SFAS No. 123, “Accounting for Stock-based Compensation”) and all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date estimated fair value (determined under SFAS No. 123(R)). The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for deferred stock awards which are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and deferred stock awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized during the year the related performance criteria is met because each tranche is independent of the others and if the performance criteria in a particular year is not met, the related tranche does not vest.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Income (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$20	$375
Research and development	809	1,409
Selling, general and administrative	2,042	3,186

Stock-based compensation expense before income taxes	2,871	4,970
Income tax benefit	(690)	(1,015)

Total stock-based compensation expense after income taxes	$2,181	$3,955

Stock-based compensation costs of $491,000 were capitalized in inventory as of June 30, 2006. As of June 30, 2006, the Company had $25,756,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.9 years.

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

The following table presents the impact of the adoption of SFAS No. 123(R) on selected line items from the Company’s consolidated financial statements for the three months and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported under SFAS No. 123(R)	If reported under APB 25	As reported under SFAS No. 123(R)	If reported under APB 25
Consolidated Statement of Income:
Earnings from operations	$29,049	$30,930	$47,915	$51,441
Earnings before income taxes	$29,821	$31,702	$47,464	$50,990
Net earnings	$21,411	$22,951	$34,070	$37,081
Basic earnings per share	$0.31	$0.33	$0.49	$0.54
Diluted earnings per share	$0.28	$0.30	$0.45	$0.48
Consolidated Statement of Cash Flows:
Net cash provided by operating activities			$53,557	$55,541
Net cash used by financing activities			$(5,471)	$(7,455)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings – as reported	$24,572	$39,279
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(2,357)	(9,222)

Net earnings – pro forma	$22,215	$30,057

Earnings per share:
Basic – as reported	$0.35	$0.56
Diluted – as reported	$0.31	$0.50
Earnings per share:
Basic – pro forma	$0.32	$0.43
Diluted – pro forma	$0.29	$0.39

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation—(Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and six months ended June 30, 2006 and 2005 reported above was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Option Awards:
Risk-free interest rate	4.9%	3.7%	4.7%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	3.5 years	3.0 years	2.6 years	3.0 years
Expected volatility	39.9%	42.8%	39.9%	43.8%

Employee Stock Purchase Plan:
Risk-free interest rate	5.0%	2.7%	5.0%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	38.3%	39.4%	38.3%	39.4%

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2006, over 80 percent of stock options granted were performance-based options whereas prior to 2006, all stock options were time-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term.

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Option Awards:
Grant date fair value per share	$8.95	$8.51	$7.49	$9.62
Total fair value of awards granted	$1,526	$1,363	$9,436	$22,358
Total fair value of awards vested	$783	$1,498	$4,854	$14,541
Total intrinsic value of options exercised	$4,707	$1,562	$8,166	$17,630

Deferred Stock Awards:
Grant date fair value per share	$25.02	—	$25.12	—
Total fair value of awards granted	$2,402	—	$12,474	—

Employee Stock Purchase Plan:
Grant date fair value per share	$6.30	$5.40	$6.30	$5.40
Total fair value	$571	$762	$571	$762

The total amount of cash received from the exercise of stock options in the three months and six months ended June 30, 2006 was $3,869,000 and $6,313,000, respectively, and the related tax benefit realized from the exercise of the stock options was $1,839,000 and $3,176,000 respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation—(Continued)

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,395,674	$18.09	6.4
Granted	1,272,500	25.20
Exercised	(596,395)	10.58
Forfeited	(68,063)	30.53

Outstanding at June 30, 2006	9,003,716	$19.50	6.4	$56,675

Exercisable at June 30, 2006	6,943,807	$17.19	5.6	$56,383

1,056,200 performance-based options were granted, net of forfeitures, during the six months ended June 30, 2006 and were outstanding at June 30, 2006.

Information with respect to deferred stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	—	$—
Granted	496,620	25.12
Vested	—	—
Forfeited	(12,430)	25.14

Outstanding at June 30, 2006	484,190	25.12	9.7	$—

Exercisable at June 30, 2006	—	$—	—	$—

There were 97,659 shares issued under the Employee Stock Purchase Plan during the six months ended June 30, 2006. There were 4,621,264 shares available at June 30, 2006 for future issuance under the Employee Stock Purchase Plan.

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

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for earnings per share:
Net earnings, as reported	$21,411	$24,572	$34,070	$39,279
Interest associated with convertible notes, net of tax	1,094	1,094	2,189	2,189

Net earnings available to common shareholders – diluted	$22,505	$25,666	$36,259	$41,468

Denominator:
Weighted average number of common shares outstanding	69,109	69,519	69,136	69,536
Assumed exercises of stock options and vesting of nonvested shares, net of shares assumed reacquired under the treasury stock method	2,229	3,008	2,402	3,274
Assumed conversion of convertible notes	9,463	9,463	9,463	9,463

Diluted shares outstanding	80,801	81,990	81,001	82,273

The effect of stock options for the three months ended June 30, 2006 and 2005 that aggregated 2,507,000 and 2,178,000 shares, respectively, and for the six months ended June 30, 2006 and 2005 that aggregated 2,458,000 and 1,745,000, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw material and subassemblies	$75,089	$66,553
Work-in-progress	33,498	23,994
Finished goods	13,316	13,290

	$121,903	$103,837

Note 5.	Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Accrued product warranties, beginning of period	$4,603	$5,345	$5,059	$5,465
Amounts paid for warranty services	(2,108)	(1,131)	(3,370)	(1,897)
Warranty provisions for products sold	2,788	1,367	3,594	2,013

Accrued product warranties, end of period	$5,283	$5,581	$5,283	$5,581

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6.	Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At June 30, 2006, the interest rate ranged from 6.35% to 7.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At June 30, 2006, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $4.7 million of letters of credit outstanding under the Credit Agreement at June 30, 2006, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $4.1 million) line of credit at 2.95% and a $2 million line of credit at 6.00% at June 30, 2006. At June 30, 2006, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of June 30, 2006, no note holders have elected to convert their notes into Company stock.

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

Comprehensive earnings include changes in cumulative translation adjustments and additional minimum pension liability adjustments, if any, on the Company’s pension plans that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$21,411	$24,572	$34,070	$39,279
Translation adjustment	11,558	(13,834)	15,474	(22,382)

Total comprehensive earnings	$32,969	$10,738	$49,544	$16,897

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service costs	$54	$61	$108	$123
Interest costs	186	164	370	330
Net amortization and deferral	106	70	214	138

Net periodic pension costs	$346	$295	$692	$591

Note 10.	Contingencies

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

Operating Segments

The Company has determined its operating segments to be the Thermography, Government Systems and Commercial Vision Systems market segments.

The Thermography segment addresses a broad range of commercial and industrial applications utilizing infrared cameras to provide precise temperature measurement or other analytic information. Examples of markets served include predictive and preventive maintenance; process control; building inspection; electrical inspection; research and development; scientific analysis and gas detection.

The Government Systems and Commercial Vision Systems markets are both comprised of applications focused on providing enhanced vision capabilities utilizing infrared energy and in many cases additional sensor technologies such as visible cameras, low light cameras and lasers.

The Government Systems segment addresses mainly government markets such as military; paramilitary; homeland security and other program driven markets both within the United States and internationally. Most products contain multiple sensors and are deployed on airborne, maritime, land-based and man-portable platforms. Applications include search and rescue; force protection; surveillance; drug interdiction; maritime patrol and targeting.

The Commercial Vision Systems segment addresses mainly commercial markets including perimeter security, firefighting, marine, automotive and other transportation. These markets are characterized by rapidly growing volumes driven by declining costs for uncooled infrared technology.

During the three months ended June 30, 2006, the Company separated the Imaging segment into the Government Systems and Commercial Vision Systems segments described above. Accordingly, the Company has restated previously reported periods on a comparable basis.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue – External Customers:
Thermography	$51,774	$45,153	$97,213	$86,515
Government Systems	62,012	65,993	115,406	114,687
Commercial Vision Systems	24,764	19,820	43,270	38,081

	$138,550	$130,966	$255,889	$239,283

Revenue – Intersegments:
Thermography	$—	$—	$—	$—
Government Systems	4,424	11,060	6,452	21,037
Commercial Vision Systems	5,526	3,103	11,535	6,257
Eliminations	(9,950)	(14,163)	(17,987)	(27,294)

	$—	$—	$—	$—

Earnings from operations:
Thermography	$15,456	$12,980	$27,357	$25,421
Government Systems	15,160	23,822	24,692	36,765
Commercial Vision Systems	4,047	1,266	6,266	1,813
Other	(5,614)	(5,742)	(10,400)	(10,538)

	$29,049	$32,326	$47,915	$53,461

	June 30, 2006	December 31, 2005
Segment assets (accounts receivable and inventories):
Thermography	$64,430	$67,094
Government Systems	148,412	142,318
Commercial Vision Systems	34,955	37,207

	$247,797	$246,619

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$71,145	$76,050	$132,311	$133,009
Europe	44,753	32,792	79,116	67,063
Other foreign	22,652	22,124	44,462	39,211

	$138,550	$130,966	$255,889	$239,283

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Operating Segments and Related Information—(Continued)

Revenue and Long-lived Assets by Geographic Area—(Continued)

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2006	December 31, 2005
United States	$257,482	$250,430
Europe	36,736	29,996

	$294,218	$280,426

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
US Government	$43,848	$49,890	$76,613	$82,964

Note 12.	Business Acquisitions

On May 12, 2005, the Company acquired for cash the net assets of Brysen Optical Corporation (“Brysen”), a maker of advanced optical coatings. The acquisition was accounted for as a purchase and the portion of the $4.2 million purchase price, which includes professional fees and other costs directly associated with the acquisition, that is in excess of the net assets acquired is reported in intangible assets and goodwill. The operations of Brysen are not material to the Company’s consolidated financial statements.

On November 23, 2005, the Company acquired for cash the outstanding stock of Scientific Materials Corporation (“SMC”), a supplier of laser assemblies, laser components and materials. The acquisition was accounted for as a purchase and the portion of the $13.6 million purchase price, which includes professional fees and other costs directly associated with the acquisition, that is in excess of the net assets acquired is reported in intangible assets and goodwill. The operations of SMC are not material to the Company’s consolidated financial statements.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2006 increased by 5.8 percent, from $131.0 million in the second quarter of 2005 to $138.6 million in the second quarter of 2006. The Company’s revenue for the six months ended June 30, 2006 increased 6.9 percent, from $239.3 million in the first six months of 2005 to $255.9 million in the first six months of 2006.

Thermography revenue increased 14.7 percent, from $45.2 million in the second quarter of 2005 to $51.8 million in the second quarter of 2006. Thermography revenue increased 12.4 percent to $97.2 million for the first six months of 2006, from $86.5 million in the first six months of 2005. Higher Thermography revenue in the second quarter and first six months of 2006 was primarily due to unit sales of the InfraCAM® product which was launched in 2006 and increased unit sales of E-Series products.

During the quarter ended June 30, 2006, the Company separated the Imaging segment into the Government Systems and Commercial Vision Systems segments. Accordingly, the Company has restated previously reported periods segment information on a comparable basis.

Government Systems revenue decreased $4.0 million, or 6.0 percent, from $66.0 million in the second quarter of 2005 to $62.0 million in the second quarter of 2006. The decrease in Government Systems revenue in the second quarter of 2006 compared to the same period in 2005 was primarily due to a decrease in sales of land-based products, partially offset by an increase in airborne products. Government Systems revenue for the six months ended June 30, 2006 increased slightly to $115.4 million from $114.7 million in the first six months of 2005.

Commercial Vision Systems revenue increased 24.9 percent, from $19.8 million in the second quarter of 2005 to $24.8 million in the second quarter of 2006. Commercial Vision Systems revenue for the six months ended June 30, 2006 increased 13.6 percent to $43.3 million, from $38.1 million in the first six months of 2005. The increase in Commercial Vision Systems revenue for the three months and six months ended June 30, 2006 compared to the same period in 2005 was due to increased unit sales across all product lines of the segment.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2006 of between 12 percent and 14 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 48.7 percent and 41.9 percent for the quarters ended June 30, 2006 and 2005, respectively, and 48.3 percent and 44.4 percent for the six months ended June 30, 2006 and 2005, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended June 30, 2006 was $73.9 million compared to $71.3 million for the same quarter last year. As a percentage of revenue, gross profit decreased from 54.5 percent in the second quarter of 2005 to 53.3 percent in the second quarter of 2006. Gross profit for the six months ended June 30, 2006 was $134.8 million, or 52.7 percent of revenue, compared to $129.9 million, or 54.3 percent of revenue for the same period of 2005. The decrease in gross profit as a percentage of revenue was primarily due to a decline in Government Systems gross margin related to program and product mix. The gross profit for the six months ended June 30, 2006, included stock-based compensation expense of $375,000.

Research and development expenses. Research and development expenses for the second quarter of 2006 totaled $15.2 million, compared to $14.0 million in the second quarter of 2005. Research and development expenses for the six months ended June 30, 2006 totaled $30.4 million, compared to $27.2 million for the same period of 2005. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth and the impact of stock-based compensation expense of $809,000 and $1.4 million recognized in the three months and six months ended June 30, 2006, respectively. As a percentage of revenue, research and development expenses were 10.9 percent and 10.7 percent for the three months ended June 30, 2006 and 2005, respectively, and 11.9 percent and 11.4 percent for the six months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $29.7 million for the quarter ended June 30, 2006, compared to $25.0 million for the quarter ended June 30, 2005. Selling, general and administrative expenses were $56.4 million and $49.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with the launch of the InfraCAM and other new products as well as stock-based compensation expense of $2.0 million and $3.2 million recognized in the three months and six months ended June 30, 2006. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $18,000 and $1.3 million for the quarters ended June 30, 2006 and 2005, respectively, and $295,000 and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. Selling, general and administrative expenses as a percentage of revenue were 21.4 percent and 19.1 percent for the quarters ended June 30, 2006 and 2005, respectively, and 22.1 percent and 20.6 percent for the six months then ended.

Interest expense. Interest expense for the second quarter and first six months of 2006 was $2.0 million and $3.9 million, respectively, compared to $2.0 million and $4.0 million for the same periods of 2005. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes.

Other income/expense. For the quarter and six months ended June 30, 2006, we recorded other income of $2.7 million and $3.4 million, respectively, compared to $2.9 million and $3.6 million for the same periods of 2005. The other income in 2006 consists primarily of interest income earned on short-term investments and foreign currency transaction gains.

Income taxes. The income tax provision of $13.4 million for the six months ended June 30, 2006, represents an effective tax rate of 28.2 percent. The effective tax rate for the first six months of 2005 was 26.0 percent. The higher effective tax rate for 2006 is due primarily to the impact of certain stock-based compensation expenses for financial reporting for which a tax deduction would not be allowed, and the inability to recognize tax credits for research and development as tax legislation related to the credits expired at the end of 2005. We expect the annual effective tax rate for the full year of 2006 to be approximately 26.5 percent to 27.5 percent, assuming the tax legislation on research and development tax credits is renewed in 2006. The effective tax rate is lower than the US Federal tax rate of 35% because of lower foreign tax rates, the effect of the current foreign tax structure and estimated tax credits.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents on hand of $143.3 million compared to $107.1 million at December 31, 2005. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options offset by capital expenditures and the repurchase of approximately 610,000 shares of our common stock.

Accounts receivable decreased from $142.8 million at December 31, 2005 to $125.9 million at June 30, 2006. The decrease was primarily attributable to collection of receivables generated from higher sales volumes during the quarter ended December 31, 2005, compared to sales volumes in the quarter ended June 30, 2006.

At June 30, 2006, we had inventories of $121.9 million compared to $103.8 million at December 31, 2005. The increase was primarily due to an increase in inventory in anticipation of planned increases in shipments in the second half of 2006.

Investing activities, principally related to capital expenditures, totaled $19.5 million and $17.7 million for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures during the first six months of 2006 include the purchase and installation of new production equipment in Sweden and building expansion and improvements in Boston, Portland and Sweden and capitalization of software. Capital expenditures during the first six months of 2005 include the purchase of the Wilsonville, Oregon property and the acquisition of Brysen Optical Corporation.

Prepaid expenses and other current assets increased from $33.2 million at December 31, 2005 to $37.0 million at June 30, 2006. The increase was primarily due to an increase in sales demonstration units.

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit with an option for an additional $50 million until April 28, 2008. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At June 30, 2006, the interest rate ranged from 6.35% to 7.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At June 30, 2006, the Company had no amounts outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $4.7 million of letters of credit outstanding under the Credit Agreement at June 30, 2006, which reduces the total available credit.

The Company, through two of its subsidiaries, has a 30 million Swedish Kroner (approximately $4.1 million) line of credit at 2.95% and a $2 million line of credit at 6.00% at June 30, 2006. At June 30, 2006, the Company had no amounts outstanding on these lines. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis. The $2 million line of credit is secured by substantially all assets of the Company’s United Kingdom subsidiary and is subject to renegotiation annually.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the convertible notes, as described in the prospectus, was met. As of June 30, 2006, no note holders have elected to convert their notes into our common stock. We do not anticipate any conversions before 2010.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007 and the Company is currently assessing the impact FIN 48 will have on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the three months ended June 30, 2006, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs As of June 30, 2006
April 1 to April 30, 2006	278,328	$25.09	278,328
May 1 to May 31, 2006	—	—	—
June 1 to June 30, 2006	—	—	—

Total	278,328	$25.09	278,328	4,721,672

(1)	All of these shares were purchased in open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 26, 2006, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

Director	Vote		Term Ending
	For	Withheld Authority
William W. Crouch	63,737,895	328,316	2008
Earl R. Lewis	59,107,383	4,958,828	2009
Steven E. Wynne	63,264,779	801,432	2009

In addition, the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by a vote of shareholders, by the following votes:

For	Against	Abstain
63,899,157	132,590	34,464

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 7, 2006	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)