Form 10-Q
period 2006-09-30
FLIR SYSTEMS INC
filed 2006-11-09
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

At October 31, 2006, there were 65,532,363 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$133,212	$113,031	$389,101	$352,314
Cost of goods sold	57,501	52,911	178,631	162,281

Gross profit	75,711	60,120	210,470	190,033
Operating expenses:
Research and development	13,928	11,777	44,323	39,002
Selling, general and administrative	27,816	22,002	84,265	71,229

Total operating expenses	41,744	33,779	128,588	110,231
Earnings from operations	33,967	26,341	81,882	79,802
Interest expense	2,266	1,954	6,143	5,921
Other (income) expense, net	(1,448)	949	(4,874)	(2,637)

Earnings before income taxes	33,149	23,438	80,613	76,518
Income tax provision	6,079	6,094	19,473	19,895

Net earnings	$27,070	$17,344	$61,140	$56,623

Net earnings per share:
Basic	$0.40	$0.25	$0.89	$0.81

Diluted	$0.36	$0.22	$0.80	$0.73

Weighted average shares outstanding:
Basic	67,478	69,777	68,577	69,617

Diluted	79,052	82,292	80,256	82,286

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$112,370	$107,057
Accounts receivable, net	133,902	142,782
Inventories, net	129,262	103,837
Prepaid expenses and other current assets	39,141	33,153
Deferred income taxes, net	21,285	18,709

Total current assets	435,960	405,538
Property and equipment, net	76,383	59,479
Deferred income taxes, net	9,405	8,415
Goodwill	159,021	158,065
Intangible assets, net	42,495	46,901
Other assets	17,108	15,981

	$740,372	$694,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$53,000	$—
Accounts payable	34,692	34,477
Deferred revenue	11,618	10,297
Accrued payroll and related liabilities	22,157	20,374
Accrued product warranties	5,029	5,059
Advance payments from customers	5,294	5,013
Other current liabilities	11,888	11,626
Accrued income taxes	17,920	3,148
Current portion of long-term debt	7	56

Total current liabilities	161,605	90,050
Long-term debt	206,807	206,155
Deferred tax liability, net	2,799	10,779
Pension and other long-term liabilities	19,728	18,413
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2006, and December 31, 2005	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 65,593 and 69,216 shares issued at September 30, 2006, and December 31, 2005, respectively, and additional paid-in capital	116,547	212,005
Retained earnings	224,788	163,648
Accumulated other comprehensive earnings (loss)	8,098	(6,671)

Total shareholders’ equity	349,433	368,982

	$740,372	$694,379

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$61,140	$56,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,983	11,105
Disposals and write-offs of property and equipment	(207)	(47)
Deferred income taxes	(9,297)	(11,435)
Stock-based compensation arrangements	7,788	—
Income tax benefit of stock options	4,227	12,583
Excess tax benefit from stock-based compensation arrangements	(2,531)	—
Other non-cash items	(347)	—
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease in accounts receivable	12,908	736
Increase in inventories	(21,809)	(10,629)
Increase in prepaid expenses and other current assets	(4,953)	(1,809)
Increase in other assets	(1,907)	(1,498)
(Decrease) increase in accounts payable	(395)	2,348
Increase in deferred revenue	1,046	2,420
Increase (decrease) in accrued payroll and other liabilities	815	(4,387)
Increase in accrued income taxes	12,339	212
Increase in pension and other long-term liabilities	931	985

Cash provided by operating activities	74,731	57,207

Cash flows from investing activities:
Additions to property and equipment	(25,086)	(23,098)
Proceeds from sale of property and equipment	520	171
Business acquisitions, net of cash acquired	—	(4,157)
Other investments	(993)	(1,500)

Cash used by investing activities	(25,559)	(28,584)

Cash flows from financing activities:
Proceeds from credit agreement	53,000	—
Repayment of capital leases and other long-term debt	(55)	(78)
Repurchase of common stock	(119,053)	(25,524)
Proceeds from exercise of stock options	9,791	23,368
Proceeds from shares issued pursuant to employee stock purchase plan	1,704	1,485
Excess tax benefit from stock-based compensation arrangements	2,531	—

Cash used by financing activities	(52,082)	(749)

Effect of exchange rate changes on cash	8,223	(14,682)

Net increase in cash and cash equivalents	5,313	13,192
Cash and cash equivalents, beginning of period	107,057	120,692

Cash and cash equivalents, end of period	$112,370	$133,884

Schedule of non-cash financing activities:
License rights acquired	$—	$4,146

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

During 2006, the Company also began granting performance-based options and deferred stock awards. The vesting of performance-based options is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Deferred stock awards are time-based and generally vest over a three year period.

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

Under the modified prospective transition method, stock-based compensation expense is recognized for the remaining requisite service of all stock-based compensation awards granted prior to January 1, 2006, (determined under SFAS No. 123, “Accounting for Stock-based Compensation”) and all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date estimated fair value (determined under SFAS No. 123(R)). The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for deferred stock awards which are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and deferred stock awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized during the year the related performance criteria are met because each tranche is independent of the others and if the performance criteria in a particular year is not met, the related tranche does not vest.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Income (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$340	$715
Research and development	851	2,261
Selling, general and administrative	1,627	4,812

Stock-based compensation expense before income taxes	2,818	7,788
Income tax benefit	(592)	(1,607)

Total stock-based compensation expense after income taxes	$2,226	$6,181

Stock-based compensation costs of $626,000 were capitalized in inventory as of September 30, 2006. As of September 30, 2006, the Company had $22,602,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.

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

The following table presents the impact of the adoption of SFAS No. 123(R) on selected line items from the Company’s consolidated financial statements for the three months and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As reported under SFAS No. 123(R)	If reported under APB 25	As reported under SFAS No. 123(R)	If reported under APB 25
Consolidated Statement of Income:
Earnings from operations	$33,967	$35,778	$81,882	$87,219
Earnings before income taxes	$33,149	$34,960	$80,613	$85,950
Net earnings	$27,070	$28,654	$61,140	$65,735
Basic earnings per share	$0.40	$0.42	$0.89	$0.96
Diluted earnings per share	$0.36	$0.37	$0.80	$0.86
Consolidated Statement of Cash Flows:
Net cash provided by operating activities			$74,731	$77,262
Net cash used by financing activities			$(52,082)	$(54,613)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings – as reported	$17,344	$56,623
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(1,706)	(10,926)

Net earnings – pro forma	$15,638	$45,697

Earnings per share:
Basic – as reported	$0.25	$0.81
Diluted – as reported	$0.22	$0.73
Earnings per share:
Basic – pro forma	$0.22	$0.66
Diluted – pro forma	$0.20	$0.60

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation—(Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and nine months ended September 30, 2006 and 2005 reported above was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Option Awards:
Risk-free interest rate	4.9%	4.1%	4.7%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	3.0 years	3.0 years	2.6 years	3.0 years
Expected volatility	39.1%	41.2%	39.9%	43.8%
Employee Stock Purchase Plan:
Risk-free interest rate	—	—	5.0%	2.7%
Expected dividend yield	—	—	0.0%	0.0%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	38.3%	39.4%

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

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Option Awards:
Grant date fair value per share	$8.21	$9.72	$7.51	$9.62
Total fair value of awards granted	$312	$182	$9,748	$22,540
Total fair value of awards vested	$194	$2,084	$5,048	$16,625
Total intrinsic value of options exercised	$3,429	$15,590	$12,166	$35,235
Deferred Stock Awards:
Grant date fair value per share	—	—	$25.12	—
Total fair value of awards granted	—	—	$12,474	—
Employee Stock Purchase Plan:
Grant date fair value per share	—	—	$6.30	$5.40
Total fair value	—	—	$571	$762

The total amount of cash received from the exercise of stock options in the three months and nine months ended September 30, 2006 was $3,479,000 and $9,791,000, respectively, and the related tax benefit realized from the exercise of the stock options was $1,051,000 and $4,227,000 respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation—(Continued)

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,395,674	$18.09	6.4
Granted	1,297,500	25.22
Exercised	(874,757)	11.19
Forfeited	(125,928)	31.88

Outstanding at September 30, 2006	8,692,489	$19.65	6.3	$78,411

Exercisable at September 30, 2006	6,650,713	$17.27	5.5	$75,720

1,047,200 performance-based options were granted, net of forfeitures, during the nine months ended September 30, 2006 and were outstanding at September 30, 2006.

Information with respect to deferred stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	496,620	25.12
Vested	—	—
Forfeited	(29,770)	25.14

Outstanding at September 30, 2006	466,850	25.12

Exercisable at September 30, 2006	—	$—

There were 97,659 shares issued under the Employee Stock Purchase Plan during the nine months ended September 30, 2006. There were 4,621,264 shares available at September 30, 2006 for future issuance under the Employee Stock Purchase Plan.

Note 3.	Review of Historical Stock Option Grants and Procedures

The Company is conducting a voluntary review of its historical stock option granting practices, option documentation and related accounting treatment (the “Review”). The Review, which is not yet completed, is being conducted in consultation with the independent Directors and the Audit Committee of the Board of Directors.

Based upon the Review to date, the Company believes it is likely that measurement dates, as defined under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for certain stock option grants differed from the recorded dates for such grants. At this time and based upon preliminary analysis from the Review, the Company believes that it has certain unrecorded non-cash stock-based compensation charges for the fiscal years from 1996 to 2001 related to certain stock option grants. The Company further estimates, based upon the findings of the Review to date, that the cumulative charges to those years are less than $4 million. The Company will record a correction to its consolidated balance sheet in conjunction with the filing of the Company’s Form 10-K for the year ended December 31, 2006. The adjustment will be based upon the final determination of the non-cash charges and will be reflected as adjustments to the equity balances as of January 1, 2004.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4.	Net Earnings Per Share

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

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for earnings per share:
Net earnings, as reported	$27,070	$17,344	$61,140	$56,623
Interest associated with convertible notes, net of tax	1,094	1,094	3,283	3,283

Net earnings available to common shareholders – diluted	$28,164	$18,438	$64,423	$59,906

Denominator:
Weighted average number of common shares outstanding	67,478	69,777	68,577	69,617
Assumed exercises of stock options and vesting of nonvested shares, net of shares assumed reacquired under the treasury stock method	2,111	3,052	2,216	3,206
Assumed conversion of convertible notes	9,463	9,463	9,463	9,463

Diluted shares outstanding	79,052	82,292	80,256	82,286

The effect of stock options for the three months ended September 30, 2006 and 2005 that aggregated 2,543,000 and 2,115,000 shares, respectively, and for the nine months ended September 30, 2006 and 2005 that aggregated 2,628,000 and 1,880,000, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 5.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.4 million and $1.3 million at September 30, 2006 and December 31, 2005, respectively.

Note 6.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw material and subassemblies	$80,821	$66,553
Work-in-progress	34,120	23,994
Finished goods	14,321	13,290

	$129,262	$103,837

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7.	Property and Equipment

Property and equipment are net of accumulated depreciation of $57.8 million and $52.6 million at September 30, 2006 and December 31, 2005, respectively.

Note 8.	Intangible Assets

Intangible assets are net of accumulated amortization of $24.7 million and $15.3 million at September 30, 2006 and December 31, 2005, respectively.

Note 9.	Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Accrued product warranties, beginning of period	$5,283	$5,581	$5,059	$5,465
Amounts paid for warranty services	(957)	(729)	(4,191)	(2,834)
Warranty provisions for products sold	703	991	4,161	3,212

Accrued product warranties, end of period	$5,029	$5,843	$5,029	$5,843

Note 10.	Credit Agreements

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit with an option for an additional $50 million until April 28, 2008. The Company exercised the option for the additional $50 million on August 7, 2006. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At September 30, 2006, the interest rate ranged from 6.31% to 7.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At September 30, 2006, the Company had $53 million outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $5.6 million of letters of credit outstanding under the Credit Agreement at September 30, 2006, which reduces the total available credit. The Credit Agreement was terminated on October 6, 2006 (See Note 13).

The Company, through one of its subsidiaries, has a 30 million Swedish Kroner (approximately $4.1 million) line of credit at 3.20% at September 30, 2006. At September 30, 2006, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis.

The Company, through one of its subsidiaries, also had a $2 million line of credit, which was terminated on September 28, 2006.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11.	Long-Term Debt

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of September 30, 2006, no note holders have elected to convert their notes into Company stock.

Note 12.	Comprehensive Earnings

Comprehensive earnings include changes in cumulative translation adjustments and additional minimum pension liability adjustments, if any, on the Company’s pension plans that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$27,070	$17,344	$61,140	$56,623
Translation adjustment	(705)	184	14,769	(22,198)

Total comprehensive earnings	$26,365	$17,528	$75,909	$34,425

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 13.	Pension Plans

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service costs	$54	$62	$162	$185
Interest costs	187	161	557	491
Net amortization and deferral	108	69	322	207

Net periodic pension costs	$349	$292	$1,041	$883

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14.	Contingencies

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

Note 15.	Income Taxes

The income tax provision for the three months ended September 30, 2006 was $6.1 million, reflecting the net impact of income tax expense of $9.2 million and the discrete recognition of deferred tax assets of $3.1 million that were not recognizable in previous periods. The income tax provision for the nine months ended September 30, 2006 was $19.5 million, reflecting the net impact of tax expense of $22.6 million and the $3.1 million deferred tax assets recognized in the three months ended September 30, 2006.

Note 16.	Operating Segments and Related Information

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

The Commercial Vision Systems segment addresses mainly commercial markets including OEM camera modules, perimeter security, firefighting, marine, automotive, airborne and other transportation. These markets are characterized by rapidly growing volumes driven by declining costs for uncooled infrared technology.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue – External Customers:
Thermography	$49,767	$38,522	$146,980	$125,036
Government Systems	56,860	53,870	172,234	168,758
Commercial Vision Systems	26,585	20,639	69,887	58,520

	$133,212	$113,031	$389,101	$352,314

Revenue – Intersegments:
Thermography	$—	$—	$—	$—
Government Systems	3,557	3,494	10,283	10,515
Commercial Vision Systems	6,491	3,550	18,026	9,807
Eliminations	(10,048)	(7,044)	(28,309)	(20,322)

	$—	$—	$—	$—

Earnings from operations:
Thermography	$17,166	$12,808	$44,524	$38,230
Government Systems	16,400	16,957	41,253	53,990
Commercial Vision Systems	5,523	1,080	11,629	2,626
Other	(5,122)	(4,504)	(15,524)	(15,044)

	$33,967	$26,341	$81,882	$79,802

	September 30, 2006	December 31, 2005
Segment assets (accounts receivable and inventories):
Thermography	$72,324	$67,094
Government Systems	156,475	142,318
Commercial Vision Systems	34,365	37,207

	$263,164	$246,619

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$77,578	$66,924	$209,889	$199,933
Europe	34,764	25,443	113,880	92,506
Other foreign	20,870	20,664	65,332	59,875

	$133,212	$113,031	$389,101	$352,314

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16.	Operating Segments and Related Information—(Continued)

Revenue and Long-lived Assets by Geographic Area—(Continued)

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2006	December 31, 2005
United States	$257,587	$250,430
Europe	37,420	29,996

	$295,007	$280,426

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
US Government	$43,254	$38,205	$119,867	$121,169

Note 17.	Business Acquisitions

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

Note 18.	Subsequent Events

On October 6, 2006, the Company entered into a new Credit Agreement (the “Agreement’) with a group of banks including Bank of America, N.A., Union Bank of California, N.A, U.S. Bank National Association and other lenders identified therein. The Agreement provides for a $300 million revolving credit facility with sublimits for multi currency borrowings, letters of credit and swingline loans. The Agreement expires on October 6, 2011. The Company has the option to request increases in the revolving credit facility up to $150 million over the term of the Agreement. Each lender has the right, but not the obligation, to commit to all or a portion of any proposed increase. Under the Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such Eurodollar rates based upon the Company’s leverage ratio as defined in the Agreement.

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

Results of Operations

Revenue. Revenue for the three months ended September 30, 2006 increased by 17.9 percent, from $113.0 million in the third quarter of 2005 to $133.2 million in the third quarter of 2006. The Company’s revenue for the nine months ended September 30, 2006 increased 10.4 percent, from $352.3 million in the first nine months of 2005 to $389.1 million in the first nine months of 2006.

Thermography revenue increased 29.2 percent, from $38.5 million in the third quarter of 2005 to $49.8 million in the third quarter of 2006. Thermography revenue increased 17.6 percent to $147.0 million for the first nine months of 2006, from $125.0 million in the first nine months of 2005. Higher Thermography revenue in the third quarter and first nine months of 2006 was primarily due to unit sales of the InfraCAM® product which was launched in 2006 and increased unit sales in all other product lines in the three month period and increased unit sales in all lines except P-Series products for the nine month period.

During the quarter ended June 30, 2006, the Company separated the Imaging segment into the Government Systems and Commercial Vision Systems segments. Accordingly, the Company has restated previously reported periods segment information on a comparable basis.

Government Systems revenue increased $3.0 million, or 5.6 percent, from $53.9 million in the third quarter of 2005 to $56.9 million in the third quarter of 2006. The increase in Government Systems revenue in the third quarter of 2006 compared to the same period in 2005 was primarily due to an increase in sales of airborne products, partially offset by a decrease in sales of land-based products. Government Systems revenue for the nine months ended September 30, 2006 increased 2.1 percent to $172.2 million from $168.8 million in the first nine months of 2005.

Commercial Vision Systems revenue increased 28.8 percent, from $20.6 million in the third quarter of 2005 to $26.6 million in the third quarter of 2006. Commercial Vision Systems revenue for the nine months ended September 30, 2006 increased 19.4 percent to $69.9 million, from $58.5 million in the first nine months of 2005. The increase in Commercial Vision Systems revenue for the three months and nine months ended September 30, 2006 compared to the same period in 2005 was due to increased unit sales across all product lines of the segment.

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

As a percentage of revenue, international sales were 41.8 percent and 40.8 percent for the quarters ended September 30, 2006 and 2005, respectively, and 46.1 percent and 43.3 percent for the nine months ended September 30, 2006 and 2005, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended September 30, 2006 was $75.7 million compared to $60.1 million for the same quarter last year. As a percentage of revenue, gross profit increased from 53.2 percent in the third quarter of 2005 to 56.8 percent in the third quarter of 2006. Gross profit for the nine months ended September 30, 2006 was $210.5 million, or 54.1 percent of revenue, compared to $190.0 million, or 53.9 percent of revenue for the same period of 2005. The increase in gross profit as a percentage of revenue was primarily due to mix (product, geographic and divisional) and cost efficiencies in our Santa Barbara operations. The gross profit for the three and nine months ended September 30, 2006, included stock-based compensation expense of $340,000 and $715,000, respectively.

Research and development expenses. Research and development expenses for the third quarter of 2006 totaled $13.9 million, compared to $11.8 million in the third quarter of 2005. Research and development expenses for the nine months ended September 30, 2006 totaled $44.3 million, compared to $39.0 million for the same period of 2005. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth and the impact of stock-based compensation expense of $851,000 and $2.3 million recognized in the three months and nine months ended September 30, 2006, respectively. As a percentage of revenue, research and development expenses were 10.5 percent and 10.4 percent for the three months ended September 30, 2006 and 2005, respectively, and 11.4 percent and 11.1 percent for the nine months ended September 30, 2006 and 2005, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $27.8 million for the quarter ended September 30, 2006, compared to $22.0 million for the quarter ended September 30, 2005. Selling, general and administrative expenses were $84.3 million and $71.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with new product launches, and stock-based compensation expense of $1.6 million and $4.8 million recognized in the three months and nine months ended September 30, 2006. Included in selling, general and administrative expense are charges related to legal and professional fees associated with our indemnification and cost advancement payments on behalf of former officers who are the subject of criminal and civil enforcement actions. Such indemnification and cost advancement expenses totaled $23,000 and $1.0 million for the quarters ended September 30, 2006 and 2005, respectively, and $277,000 and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expenses as a percentage of revenue were 20.9 percent and 19.5 percent for the quarters ended September 30, 2006 and 2005, respectively, and 21.7 percent and 20.2 percent for the nine months then ended.

Interest expense. Interest expense for the third quarter and first nine months of 2006 was $2.3 million and $6.1 million, respectively, compared to $2.0 million and $5.9 million for the same periods of 2005. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes. The small increase in interest expense year over year relates to credit line borrowings in the third quarter of 2006 to fund repurchases of our common shares.

Other income/expense. For the quarter and nine months ended September 30, 2006, we recorded other income of $1.4 million and $4.9 million, respectively, compared to other expense of $949,000 and other income of $2.6 million for the same periods of 2005. The other income in 2006 consists primarily of interest income earned on short-term investments and foreign currency transaction gains.

Income taxes. The income tax provision of $19.5 million for the nine months ended September 30, 2006, represents an effective tax rate of 24.2 percent. The effective tax rate for the first nine months of 2005 was 26.0 percent. The lower effective tax rate for 2006 is due primarily to the recognition in the third quarter of deferred tax assets of $3.1 million that were not recognizable in prior periods, partially offset by the impact of certain stock-based compensation expenses for financial reporting for which a tax deduction is not allowed, and the inability to recognize tax credits for research and development as tax legislation related to the credits expired at the end of 2005. We expect the annual effective tax rate for the full year of 2006, excluding the impact of the $3.1 million of deferred tax assets recognized in the third quarter, to be approximately 27.5 percent to 28.5 percent, with a further rate reduction of approximately 1 percent dependent upon the passage in the fourth quarter of 2006 of tax legislation to retroactively reinstate the federal research and development tax credit. The effective tax rate is lower than the US Federal tax rate of 35% because of lower foreign tax rates, the effect of the current foreign tax structure and estimated tax credits.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents on hand of $112.4 million compared to $107.1 million at December 31, 2005. The increase in cash and cash equivalents was primarily due to cash provided from operations, proceeds from the credit agreement and proceeds from the exercise of stock options offset by the repurchase of approximately 4.7 million shares of our common stock and capital expenditures.

Accounts receivable decreased from $142.8 million at December 31, 2005 to $133.9 million at September 30, 2006. The decrease was primarily attributable to collection of receivables generated from higher sales volumes during the quarter ended December 31, 2005, compared to sales volumes in the quarter ended September 30, 2006.

At September 30, 2006, we had inventories of $129.3 million compared to $103.8 million at December 31, 2005. The increase was primarily due to new product introductions and business growth, including the anticipated shipments in the fourth quarter of 2006.

Cash used in investing activities, principally related to capital expenditures, totaled $25.6 million and $28.6 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures during the first nine months of 2006 include the purchase and installation of new production equipment in Sweden and building expansion and improvements in Boston, Portland and Sweden and capitalization of software. Capital expenditures during the first nine months of 2005 include the purchase of the Wilsonville, Oregon property and the acquisition of Brysen Optical Corporation.

Prepaid expenses and other current assets increased from $33.2 million at December 31, 2005 to $39.1 million at September 30, 2006. The increase was primarily due to an increase in sales demonstration units.

On April 28, 2004, the Company signed an amended and restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., and U.S. Bank National Association. The agreement provides for a $50 million, five-year revolving line of credit with an option for an additional $50 million until April 28, 2008. The Company exercised the option for the additional $50 million on August 7, 2006. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such rates based upon the Company’s leverage ratio. At September 30, 2006, the interest rate ranged from 6.31% to 7.75%. The Credit Agreement contains four financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth and a maximum level of capital expenditures, and is collateralized by substantially all assets of the Company. At September 30, 2006, the Company had $53 million outstanding under the Credit Agreement and was in compliance with these four financial covenants. The Company had $5.6 million of letters of credit outstanding under the Credit Agreement at September 30, 2006, which reduces the total available credit. The Credit Agreement was terminated on October 6, 2006.

On October 6, 2006, the Company entered into a new Credit Agreement (the “Agreement’) with a group of banks including Bank of America, N.A., Union Bank of California, N.A, U.S. Bank National Association and other lenders identified therein. The Agreement provides for a $300 million revolving credit facility with sublimits for multi currency borrowings, letters of credit and swingline loans. The Agreement expires on October 6, 2011. The Company has the option to request increases in the revolving credit facility up to $150 million over the term of the Agreement. Each lender has the right, but not the obligation, to commit to all or a portion of any proposed increase. Under the Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over such Eurodollar rates based upon the Company’s leverage ratio as defined in the Agreement.

The Company, through one of its subsidiaries, has a 30 million Swedish Kroner (approximately $4.1 million) line of credit at 3.20% at September 30, 2006. At September 30, 2006, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis.

The Company, through one of its subsidiaries, also had a $2 million line of credit, which was terminated on September 28, 2006.

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

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the convertible notes, as described in the prospectus, was met. As of September 30, 2006, no note holders have elected to convert their notes into our common stock. We do not anticipate any conversions before 2010.

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

In September 2006, FASB issued Statement of Financial Accounting Standard No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan

(other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. Accordingly, the Company will adopt SFAS 158 on December 31, 2006 and the Company is currently assessing the impact SFAS 158 will have on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for build up of improper amounts on the balance sheet. SAB 108 is applicable to financial statements for fiscal years ending after November 15, 2006. The application of SAB 108 will have no impact on the Company’s financial statements.

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

Contractual Obligations

Other than the $53 million outstanding on the Credit Agreement as of September 30, 2006, there have been no significant changes to our contractual obligations since December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the three months ended September 30, 2006, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs As of September 30, 2006
July 1 to July 31, 2006	1,400,000	$24.34	1,400,000
August 1 to August 31, 2006	2,686,121	25.90	2,686,121
September 1 to September 30, 2006	—	—	—

Total	4,086,121	$25.36	4,086,121	635,551

(1)	1,990,080 shares were purchased in a private transaction in connection with an accelerated stock repurchase program. All other shares were purchased in open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

99.1	Master Confirmation and Supplemental Confirmation between FLIR Systems, Inc and Goldman, Sachs & Co. dated August 14, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 1, 2006).

99.2	Trade Notification from Goldman, Sachs & Co. dated August 14, 2006 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 1, 2006).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 9, 2006	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)