Form 10-K
period 2006-12-31
FLIR SYSTEMS INC
filed 2007-03-16
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21918

FLIR Systems, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700A SW Parkway Avenue, Wilsonville, Oregon	(503) 498-3547
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:    None

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

As of June 30, 2006, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $1,569,420,772.

As of February 28, 2007, there were 66,257,296 shares of the registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders.

FLIR Systems, Inc.

FORM 10-K

ANNUAL REPORT

i

EXPLANATORY NOTE

In this Annual Report on Form 10-K, we are restating our Consolidated Financial Statements as of December 31, 2005, and for each of the years in the two-year period ended December 31, 2005. This Annual Report on Form 10-K also reflects the restatement of Selected Financial Data as of and for the years ended December 31, 2005, 2004, 2003 and 2002, which is included in Item 6, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 as it relates to the fiscal year ended December 31, 2004. See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements for a detailed discussion of the effect of the restatement.

During 2006, we undertook a voluntary review of our historical stock option practices and related accounting treatment as a result of the apparent issuance of options on favorable dates prior to 2000. Based upon the preliminary results of this review, our Board of Directors (the “Board”) formed a Special Committee, comprised of two outside directors, to investigate stock option grants, practices and procedures from 1995 to 2006. The Special Committee conducted its investigation with the assistance of independent legal counsel from Perkins Coie, LLP and outside forensic accountants from Deloitte Financial Advisory Services, LLP which was retained by independent counsel.

In the course of its investigation, the Special Committee and its legal and accounting advisors reviewed approximately 135,000 paper and electronic documents, conducted interviews with relevant management personnel and current and former members of the Compensation Committee, and evaluated the accounting for and documentation surrounding 26.3 million options, representing approximately 91% of options issued during the period from 1995 through 2006. The Special Committee has completed its investigation and has provided its findings and recommendations to the full Board.

With respect to stock options granted during the period from early 1995 through the middle of 2000, the Special Committee found inaccuracies in the determination of measurement dates for certain stock option grants affecting our accounting and disclosures in those years. The Special Committee also found strong circumstantial evidence of the improper selection of grant dates given the lack of supporting documentation and the fact that the exercise price for certain grants were at the lowest stock price for the first quarter in each of the years from 1995 to 1999. With respect to stock options granted during the period from the middle of 2000 through 2006, the Special Committee identified certain procedural and corporate governance issues that resulted in the use of incorrect measurement dates, but did not find any evidence that grant dates were selected based upon an attempt to seek a favorable price. The Special Committee also reported that it investigated certain other option practices for the period from 1995 to 2006 and identified no evidence of improper dating of option exercises and limited exceptions related to accelerated vesting and leaves of absences.

In addition to the Special Committee’s investigation on stock option practices, we reviewed restricted stock grants from 1996 through 2006. Our review of restricted stock grants from 1996 through 1999 also found strong circumstantial evidence of the improper selection of measurement dates used to recognize compensation expense during those years.

Based on the findings of the Special Committee’s investigation and our subsequent internal analysis, including our findings on restricted stock, we have concluded, and the Audit Committee of our Board has agreed, that a restatement of certain of our annual historical consolidated financial statements is appropriate. Therefore, we are recording additional non-cash compensation expense and related tax effects with regard to past stock-based compensation programs, and we are restating previously filed financial statements in this Annual Report on Form 10-K. The aggregate non-cash compensation expense that is being recognized from 1995 through 2004 is $14.3 million, before related tax effects. The adjustments to record the non-cash compensation expense also resulted in the recognition of additional payroll tax obligations of $1.8 million during that period, resulting in a cumulative reduction in earnings before taxes of $16.1 million through 2004. Since a portion of the compensation expense for financial statement purposes is not yet recognizable as a deduction for tax purposes, the aggregate benefit to our income tax provision during this period that is being recognized through the recording of deferred tax assets is $3.9 million, thereby resulting in a cumulative net income effect of $12.2 million for all adjustments being made from 1995 through 2004. The net income effect recorded was $0.9 million in 2004 and $11.4 million, cumulatively, prior to 2004.

In connection with the restatement of our historical Consolidated Financial Statements, we have also identified additional adjustments related to certain stock options that did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m). In connection with the restatement of stock-based compensation expense, we are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” included in Note 1 of the Notes to the Consolidated Financial Statements.

The Special Committee’s investigation has provided certain recommendations based upon standards of best practices, including adoption of a written equity compensation policy and certain improvements in option grant procedures. We are in the process of evaluating and implementing the recommendations from the Special Committee.

For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Note 2 of the Notes to the Consolidated Financial Statements; and Item 9A, “Controls and Procedures.”

We have not amended, and we do not intend to amend, any of our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as a result of our restatement. Accordingly, the Consolidated Financial Statements and related financial information contained in previously filed financial reports should no longer be relied upon.

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

General

We are a world leader in the design, manufacture and marketing of thermal imaging and infrared camera systems. Our products are used in a wide variety of applications in commercial, industrial and government markets, internationally as well as domestically. We offer a variety of system configurations to suit specific customer requirements. Our business is organized into three divisions: Thermography, Commercial Vision Systems and Government Systems.

Thermography products are generally sold for commercial and industrial applications, generally where temperature measurement is the primary requirement. Our higher performance Thermography cameras offer highly sensitive temperature measurement capability, sophisticated image processing and extensive analytic capabilities. These cameras are commonly used for high end predictive and preventative maintenance, research and development, test and measurement, leak detection and scientific analysis. Our less expensive cameras offer excellent performance and value for applications such as predictive maintenance, damage restoration, building and home inspection, and energy auditing. Our Thermography products range in price from $7,000 to over $100,000.

We continue to expand the markets for our Thermography products through the introduction of lower priced infrared camera systems, as well as through new products purposely built for specific applications. In early 2006 we introduced the InfraCAM® low cost thermal imager at a price of $6,750, continuing our strategy of expanding the market for thermography products by introducing new, lower priced products to address emerging markets. This product, combined with our ThermaCAM® E- and B-Series™ and ThermoVision® A-Series™ cameras, are targeted at markets such as commercial and residential building inspection, moisture detection and low cost process control applications, as well as helping to penetrate the more price and value conscious market sub-segments of our core predictive maintenance marketplace. Our P-Series™ cameras are more sophisticated, higher performance units targeted at professional thermographers in such applications as predictive and preventative maintenance and power generation. Our GasFindIR® camera, introduced in 2005, addresses the market for detection of natural gas and other volatile organic compounds in such industries as gas and petrochemical refining, transportation and storage. Most of our Thermography products utilize uncooled infrared sensor technology (described below) and are designed and manufactured in Stockholm, Sweden.

In April 2006, we announced the reorganization of our former Imaging Division into two new divisions, known as Commercial Vision Systems and Government Systems. Commercial Vision Systems (“CVS”) is focused on emerging commercial markets for infrared imaging technology where the primary need is to see at night or in adverse conditions. Government Systems (“GS”) will focus on traditional government end users in such applications as surveillance, force protection, drug interdiction, search and rescue, special operations and target designation.

As the cost of infrared technology has declined, demand in CVS markets has increased rapidly. CVS was created to develop what we believe are large untapped markets for the use of infrared technology in such areas as commercial security, automotive, marine, airborne and first responder markets. Our infrared sensor business, which sells camera cores to third parties on an OEM basis, is also a part of CVS. CVS has focused its efforts on expanding distribution, accelerating design cycles, reducing manufacturing costs and providing excellent customer service in these markets.

CVS sells its products through a mix of direct, OEM or third party distribution, depending on market dynamics. In new markets such as maritime and commercial security, we have begun to establish networks of third party dealers with proven access to these markets. In certain markets, such as firefighting and automotive, we sell products on an OEM basis to well established companies with good access to the markets. And in certain established markets such as electronic news gathering, we continue to sell direct.

Most CVS products utilize our own uncooled infrared sensors. Prices for these sensors continue to decline rapidly, enabling us to continue to develop new lower priced products targeted at specific markets. In 2006, CVS introduced over 15 new products for such markets as general aviation, recreational marine and commercial security. CVS products range in price from under $2,000 for an OEM imaging core to more than $450,000 for a high definition airborne electronic news gathering broadcast system. We manufacture most of our CVS products at our factory in Santa Barbara, California. CVS also sells products manufactured by our Government Systems division in Portland, Oregon; Boston, Massachusetts; and Stockholm, Sweden.

Our Government Systems division offers a wide array of products, all of which allow the user to see in total darkness and through many types of obscurants such as smoke, haze and most types of fog. We offer hand-held imaging systems as well as fixed or vehicle mounted products specially designed for land, airborne and marine applications. GS products are often customized for specific applications.

GS products are typically designed for high performance, and frequently incorporate additional sensors, including visible light cameras, low light cameras, laser rangefinders, laser illuminators and laser designators. GS products range in price from $30,000 for our hand-held and fixed security systems to over $1 million for our most advanced stabilized laser designation systems. We manufacture GS products in three locations: Portland, Oregon (large, stabilized systems); Boston, Massachusetts (smaller stabilized systems, fixed mounted and hand-held systems); and Stockholm, Sweden (targeting and security cameras). We compete on the basis of product performance, quality, features, customer service, training and price. GS products are sold predominantly through our extensive direct sales force.

Product development in our GS division is generally conducted either as commercial, off-the-shelf (“COTS”), or commercially developed, military qualified (“CDMQ”™). COTS development is characterized by development of products for a range of government customers and markets that may also be sold into military applications. CDMQ refers to those circumstances where we develop products that are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use our own internally generated funds for research and development, and generally own all rights to the products and their design. We have increased our emphasis on CDMQ as a development strategy, and it is a growing part of our GS business. We also periodically accept government funded design and development contracts. During 2006 and 2005, revenues from such contracts totaled approximately $15 million and $18 million, respectively.

Our products utilize two types of infrared detectors. Our highest performance products, mostly sold through our GS business, utilize infrared detectors that are cooled to near absolute zero with a micro-cooler. This technique offers high sensitivity and resolution for long-range applications or those requiring high measurement precision. Most of our Thermography and CVS products utilize a detector technology that operates at or near room temperature and thus does not require a micro-cooler. This “uncooled” technology is lighter, uses less power and is less expensive to produce. The performance of uncooled detectors has improved, and costs are dropping as production volumes increase.

We have built a worldwide system of direct sales personnel, dealers, distributors and OEMs that allows us to sell our products into a wide range of international and domestic markets. In 2006, 45% of our revenue was derived from international sales. International sales are generally subject to export licensing requirements by various agencies of the United States Government. These licensing requirements have and are from time to time likely to cause delays in the shipment of international orders and may prevent us from accepting orders in certain countries. Consolidated sales in 2006 to all agencies of the United States Government totaled 32% of our total revenue.

FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. The Company’s headquarters are located at 27700A SW Parkway Avenue, Wilsonville, Oregon 97070-8238, and the telephone number at this location is (503) 498-3547. Information about the Company is available on the internet at www.flir.com.

Infrared Technology Overview

Infrared is a portion of the electro-magnetic spectrum that is not visible by the human eye because its wavelength is too long. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of so called “low light” vision systems, such as visible light intensification used in night vision goggles. Unlike “low light” vision systems, thermal or infrared imaging systems can detect objects in total darkness, without any light source whatsoever, even through obscurants such as smoke, haze and most types of fog. Infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night, and are not susceptible to rapid changes in visible light levels. Since infrared systems are detecting emitted infrared radiation, they are passive and thus more covert than certain “illuminated” systems. Finally, advanced thermal imaging systems can measure minute temperature differences, a critical tool for a variety of commercial, industrial and scientific applications.

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two primary types of infrared detectors are often referred to as “cooled” and “uncooled.” Cooled detectors, while more sensitive and thus able to see farther, require structures that result in a system that is heavier, more complex and uses more power than uncooled detectors. Conversely, uncooled detectors are lighter, less complex, and less expensive to produce, and use less power than cooled detectors. The performance of uncooled technology is improving but is still less sensitive and has shorter range performance than cooled detectors. We use both cooled and uncooled technology in our products, and expect demand for both types of systems to increase.

Markets

The Company is divided into three main business segments, according to the markets served. The Thermography division produces systems that provide precise temperature measurement and thermal pattern and other diagnostic capabilities used for a variety of commercial, industrial and governmental applications including research, predictive maintenance, building inspection and electrical inspection. Key markets for our Commercial Vision Systems division include commercial security, automotive, marine and other transportation night vision. The Government Systems division addresses demand in large government markets for such applications as long-range surveillance, reconnaissance, search and rescue, force protection and targeting. Financial information about geographic and segment operations appears in Note 17 to the Consolidated Financial Statements in Item 8.

Thermography Market.    The Thermography market has traditionally addressed thermal imaging applications where both imaging and temperature measurement are required. This market is growing in size and breadth as prices decline, volumes increase and new applications are found. Over the past several years, markets have expanded beyond the traditional industrial predictive and preventive maintenance segments, and we expect new markets to continue to develop in the future. Key end-user markets today include:

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

Building Inspection

We offer products specifically designed to address the requirements of the building inspection market. Infrared imagers can detect missing insulation, electrical faults, water intrusion, pest infiltration, gauge energy efficiency, and help detect the presence of mold.

Emerging Thermography

Our InfraCAM, introduced in early 2006, continues a process begun by our ThermaCAM E-Series and ThermoVision A-Series products to expand traditional Thermography markets and open new markets for our products. InfraCAM has met with strong market acceptance in the lower end building and electrical inspection markets, where smaller manufacturing facilities, electrical cooperatives and electrical contractors that could not justify the cost of a high-end product have purchased InfraCAM and E-Series cameras to replace paid consultancy services. Our A-Series fixed mounted infrared cameras are now deployed into manufacturing environments where they can help improve quality and give operators the ability to see through smoke and steam in harsh industrial environments, such as metal shredding and pulp and paper processing.

We expect additional market segments for thermal imaging to develop due to the lower cost and enhanced performance characteristics of uncooled thermal imaging technology. As system prices decline, thermal imaging technology will offer solutions for a wide variety of new commercial applications. These may include healthcare, food service and distribution, veterinary science, automotive care, aircraft inspection, maritime vessel inspections and plumbing.

Commercial Vision Systems Market.    Our Commercial Vision Systems division is focused on commercial markets where the primary need is to see at night, and in adverse conditions. These markets are broad, relatively immature with low penetration of infrared technology and require distinct distribution channels. As in Thermography, price elasticity of demand is high, and as prices continue to decline we expect volumes to rise rapidly. Significant markets today include:

Perimeter Security

Thermal imaging systems have historically been used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. Recently, we have introduced a series of lower price, purpose built systems targeted at the commercial security market and are actively expanding distribution in this market.

Automotive Night Vision

We have entered into an agreement with Autoliv Electronics, a major supplier of safety equipment to the automotive industry, to offer a night vision system for passenger automobiles. In late 2005, BMW began offering a Night Vision System utilizing our camera as an option in the 5-, 6-, and 7-Series automobiles. The system provides drivers with the ability to see at night and through obscurants, such as fog, at distances much further than can be seen by traditional headlights. In cities and at other short distances, the system aids in identifying pedestrians, animals and other potential hazards. With our partner Autoliv, we are seeking to expand this technology to other automakers.

Other Transportation Night Vision

We are actively marketing our products in other transportation markets, such as trucks, trains, recreational vehicles, and first responder vehicles. These markets are in the early stages of adoption of infrared technology, but we believe they offer significant future growth opportunities.

Marine

In 2006, we introduced our first product for the recreational marine market, called the ThermoVision® Mariner™. This product was the first cost-effective infrared device available to recreational boaters, and was well received by the market. We have established a significant dealer network in this market. In addition, we expect to see increased demand in such markets as cruise lines and merchant marine vessels.

Electronic News Gathering

The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. This market segment is transitioning from traditional analog cameras to high definition digital systems. Cameras are mounted in highly stabilized gimbal turrets for mounting on news helicopters, to provide high-resolution, jitter-free video that can be down-linked to the production studio or command center.

Law Enforcement

We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost people and provide situational awareness to officers on the ground. Systems designed for this market typically have both an infrared and a visible light camera installed in a smaller, light weight gimbal. We also offer low cost hand-held systems to the law enforcement market. These cameras provide a light weight, cost effective high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions in total darkness and with complete stealth.

Government Systems Market.    The Government Systems division focuses on providing enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety and other government customers. Our systems typically provide the capability to see and record an object over long distances, day or night, through adverse weather conditions and from a wide variety of vehicle, man portable and fixed installation platforms. Currently the majority of our infrared imaging systems use cooled technology to identify objects from long distances; however uncooled thermal imaging systems are growing rapidly in certain markets such as military vehicles and unmanned aerial vehicles. Many of our markets require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments or maritime conditions while performing a variety of sophisticated tasks requiring high image quality and stabilization. Systems are often integrated into larger applications and must be able to integrate with such other systems as aircraft avionics or large broad based security networks.

The Government Systems market primarily consists of the following end-user market segments:

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

Force Protection

In instances where military or other personnel are deployed in hostile areas, thermal imaging systems mounted on towers or other platforms are deployed to identify and defeat potential threats at an early stage. Our systems are deployed for this purpose by the US Army and others in the Middle East.

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

Lasers and Laser Components

Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including laser pointers, illuminators, rangefinders and designators. We design purpose built laser rangefinders and designators for inclusion in our gimbaled systems at our facility in Orlando, Florida. In 2005, we acquired Scientific Materials Corporation, a manufacturer of laser materials, components and resonators. This acquisition has expanded our ability to manufacture laser components and provides the basis for future manufacturing of laser rangefinders, designators and other systems.

Research and development expenses were $60.6 million in 2006, $51.5 million in 2005 and $45.8 million in 2004. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in both of our business segments.

Products

Thermography Products.    In the Thermography division, we manufacture products that are sold to a wide range of predominantly commercial customers, including electric utilities, manufacturing industries, building inspectors, restoration contractors and machine vision customers. We have developed infrared imaging systems that feature accurate temperature measurement, thermal pattern recognition, data storage and analysis. Many systems have been modified to take advantage of the higher quality and lower cost detectors we now source in-house. Many of our hand-held cameras look and function much like a standard camcorder, utilizing off-the-shelf technologies for battery power, data recording and image display. The fixed installation cameras are housed in industrial enclosures and have connectivity capabilities with common factory automation systems as well as being able to network via the internet. The products are evolved on an on-going basis with new models being introduced to the market featuring enhancements in functionality and performance based on customer input. This keeps the product lines up to date and competitive, and enables us to generate revenue from system upgrades.

We offer a series of key post-processing software packages. Approximately 100 different accessories are available to customize the product to a wide range of imaging and measurement applications.

We offer training on the principles of thermography and the use of our products through ITC™, our Infrared Training Center, which provides comprehensive instruction, training, certification and applications engineering from several FLIR locations or at the customer’s site. We have begun to license Infrared Training Centers to qualified third parties in certain countries. In 2006, over 7,800 people received training at our Infrared Training Centers worldwide. By providing high levels of customer support and increasing awareness of the uses for our products, we believe ITC provides an important competitive advantage, and aids in expansion of Thermography markets.

We organize our Thermography products into five product families: InfraCAM, ThermaCAM P-Series, ThermaCAM E-Series, ThermaCAM S-Series, and ThermoVision A-Series. In addition, we now offer the ThermoVision GasFindIR.

InfraCAM®

In 2006, we introduced InfraCAM, a completely new camera priced at $6,750 and targeted at such emerging applications as building inspection, electrical inspection and damage restoration. InfraCAM represents the most recent step in our ongoing strategy of growing Thermography markets by offering lower price yet still high performance products. InfraCAM offers a simple, intuitive user interface designed for ease of use with minimal training. By utilizing our own high performance Indigo uncooled infrared sensors, InfraCAM also provides excellent image quality and temperature measurement sensitivity.

ThermaCAM® P-Series™

The P-Series line of professional-grade thermal imaging and measurement systems is a state-of-the-art, high performance hand-held thermal imaging and measurement system. Designed for the professional thermographer, the P-Series line of Thermography cameras provides for accurate temperature measurement of objects from –40°C to +2000°C. The system features numerous automated features, offering one-hand, point and shoot operation. In 2006, we introduced the ThermaCAM P640, the world’s first commercially available 640 by 480 pixel infrared imager. This camera offers significantly enhanced picture quality and sensitivity, improved data connectivity, and an innovative new product design that incorporates an articulating color LCD display and remote control. The ThermaCAM P-Series cameras have applications across numerous market segments, including such predictive and preventive maintenance applications as, locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, and preventing unscheduled downtime

ThermaCAM® E-Series™

The E-Series family of cameras now represents the mid-price option in our overall Thermography product line, and offer excellent performance and value. E-Series cameras feature either a 160 by 120 or 320 by 240 pixel infrared image. The cameras are ideal for such applications as high-end building inspection, as well as less demanding predictive maintenance and process control applications. Image storage and other features generally are greater than in the InfraCAM but less than in the P-Series.

ThermaCAM® S-Series™

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

ThermoVision® GasFindIR®

Introduced in late 2005, the ThermoVision GasFindIR enables users to “see” hydrocarbon gas emissions or leaks by using a special optical filter and a cooled Indium Antimonide focal plane array. Applications for this technology include leak detection at gas production, transmission and storage locations, as well as compliance monitoring by environmental and other regulatory agencies. In 2006, we expanded the applications of GasFindIR to allow detection of Sulfur Hexaflouride, a dangerous pollutant and potential fire hazard used as a transformer insulator.

Commercial Vision Systems Products.    We manufacture our Commercial Vision Systems products at our Santa Barbara, California facilities. Most of these products utilize uncooled microbolometer infrared sensors, and are designed for specific vertical markets rather than broad applications. Certain CVS products are purchased by our Government Systems division for sale to its customers.

ThermoVision® PathFindIR®

The ThermoVision PathFindIR is a low cost imager for use as a driver’s vision enhancement device for passenger vehicles, commercial vehicles, emergency and military vehicles. It allows drivers to see dangerous conditions at night, five times sooner than they will with conventional headlights. ThermoVision PathFindIR is based on our low cost, uncooled sensors that also appear in the 2006 BMW 7-Series automobile.

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

UltraMedia® Family

The UltraMedia family is a high-resolution, high stabilization electronic news gathering system for airborne use. Utilizing the latest broadcast camera technology, our systems offer industry leading magnification and stability. The UltraMedia series electronic news gathering products are the most widely used airborne camera systems in the world today. Introduced in 2005, the UltraMedia HD offers high-definition performance using a broadcast high-definition camera and a choice of lenses.

Ultra™ 8000 Family

The Ultra 8000 series airborne multi-sensor imagers are compact, stabilized thermal and visible systems for aircraft use. These products offer a range of performance and prices to suit a variety of law enforcement missions and budgets. The Ultra 8000 series is the smallest and lightest high performance airborne law enforcement system available. Industry-leading features include a continuous zoom infrared lens, built-in auto-tracking capability, GPS annotation and easy to use hand controller. The system is designed primarily for law enforcement applications where the continuous zoom and auto-tracker aid in keeping suspects in the field of view. The system’s small size and light weight make it attractive for use on smaller helicopters which are typically used by US law enforcement agencies.

Imaging Cores

Our Imaging Core product line provides our OEM customers a full range of imagers to choose from in order to meet the specific needs of their application. Representative applications include a miniature uncooled imager incorporated by Mine Safety Appliance in their Evolution 5000 thermal imaging camera for use by firefighters, a miniature uncooled imager supplied to the US Armed Forces for mounting in an unmanned aerial vehicle and an uncooled imager sold to Autoliv for integration into passenger automobiles.

Security Products

Over the past several years, we have expanded our line of low cost products purpose designed for the commercial security market, and now offer an array of cameras ranging in price from $5,000 to over $200,000. Products in this line include the Flashsight® hand-held thermal imagers, the ThermoVision Integration Series™ imager which allows security professionals to add thermal imaging capability to existing or new CCTV enclosures, the ThermoVision Security® HD which offers both infrared and visible surveillance cameras on an integrated pan and tilt, and the ThermoVision WideEye® thermal imager which provides a real-time panoramic 180 degree field of view.

Government Systems Products.    Our Government Systems division operates manufacturing sites in Portland, Oregon; Boston, Massachusetts; and Stockholm, Sweden. Typical Government Systems products are designed to address key end-user segments including airborne, land, maritime, targeting and security and surveillance markets. For airborne applications, we have developed highly stabilized platforms, known as gimbals, which typically contain several of the following: an infrared imaging system, a visual camera, a laser rangefinder, a laser illuminator, a laser designator and a long-range visible light spotter scope. The systems have sophisticated embedded software providing tracking, GPS, moving maps and aircraft information. For land applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. All land systems have a high performance infrared camera coupled with an infrared lens system. Some units have visual cameras on board and an integrated pan and tilt capability. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (CCTV, laser rangefinder, compass, GPS). Hand-held ground products are ruggedized and have optional lenses and target location capabilities. Ground based targeting products are designed to attach to existing daylight sights to provide bore-sighted nighttime capabilities. Some targeting systems are hand-held or tripod mounted, and provide detailed target location data through the use of other position sensing technologies. For maritime applications, we manufacture a mix of airborne and shipborne products. The shipborne products are similar to our airborne gimbals, but are inverted and have a high level of customization for the marine environment. Enhancements include hermetic sealing, on-board heaters, wipers and corrosion resistant coatings. Maritime units typically incorporate infrared cameras, visual cameras and laser rangefinders.

Certain products manufactured by the Government Systems division, including airborne law enforcement and security systems, are purchased by the Commercial Vision Systems division for sale to its customers.

Major Government Systems families include:

Star SAFIRE® Family

Our large gimbal Star SAFIRE family is now in its fifth generation. Our entire line of Star SAFIRE products offer military qualified, highly stabilized platforms with a choice of up to seven payloads, including large format Indium Antimonide or QWIP thermal imagers, laser pointers, laser rangefinders, low light cameras and high resolution daylight cameras. Our Brite STAR® system also offers a laser designator for use in fire control and targeting applications. Star SAFIRE HD, the most advanced system in this family, offers a complete digital architecture for maximum image clarity, greater six axis stabilization and a flexible framework for customization and expansion. Star SAFIRE systems are deployed in airborne applications, and increasingly in maritime and land based configurations.

ThermoVision® 2000/3000

The ThermoVision 2000 and the ThermoVision 3000 are fixed or tripod mounted cooled thermal imaging systems that can detect small objects at 10 or more kilometers away under extreme environmental conditions, day or night. The systems feature mission specific optical configurations and ruggedized enclosures. Capable of remote operation, the systems have on-board image processing capabilities, which enhance target detection and identification. Applications include perimeter security of military bases and sensitive government installations or border security.

ThermoVision Sentry® ThermoVision Sentry II

The ThermoVision Sentry and the ThermoVision Sentry II are fixed or tripod mounted land based units featuring uncooled detector technology. Using this technology, this system can operate unattended for very long periods of time without maintenance. The system incorporates a sophisticated, highly accurate pan and tilt mechanism, high speed pointing capability and automated scanning functions. Designed for automated perimeter or facility surveillance, the system has on-board image alarm functions. A lower cost version of this product, the Sentinel, eliminates the pan and tilt mechanism and allows security system integrators to use their own pan and tilt systems and enclosures. Examples of ThermoVision Sentry applications include perimeter security, force protection, border patrol and coastal surveillance applications.

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

MilCAM Recon® Family

The MilCAM Recon family of products are high performance hand-held infrared imaging systems designed for tactical use by military, paramilitary and law enforcement agencies engaged in long-range surveillance, target observation, artillery observation and fire correction, perimeter security and border surveillance. The systems offer high-resolution long-range imaging, with light weight and low power consumption. The Recon III is the most recent generation of Recon products and offers a binocular format. The system features a unique dual channel capability with both a cooled Indium Antimonide channel for long-range surveillance and an uncooled Vanadium Oxide microbolometer for instant-on shorter range, wide field of view situational awareness. The two channels also offer redundancy in the event of one channel inoperability. Optional payloads include a laser pointer, laser rangefinder, digital magnetic compass and GPS.

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

ThermoVision Ranger® Family

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

Customers

The primary customers for our products vary substantially by division. Typical Thermography customers include research and development facilities, universities, industrial companies, utility companies, building inspectors, electrical contractors, thermography consultants, damage restoration contractors and numerous commercial enterprises. Commercial Vision Systems serves customers such as original equipment manufacturers, automotive suppliers, aircraft manufacturers and dealers, marine electronics dealers, major integrators of security systems and news gathering agencies while our Government Systems customers include domestic and foreign government agencies, including military, paramilitary and police forces. Our customers are located around the world and are serviced by a global distribution organization covering more than 60 countries.

A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to US Government agencies accounted for 32 % of our revenue in 2006, 33% in 2005 and 40% in 2004. Sales to customers outside the United States accounted for 45% of revenue in 2006, 44% in 2005 and 42% in 2004. We expect non-US revenue to continue to account for a significant portion of our total revenue. Further information about geographic operations and customers appears in Note 17 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, dealers, application engineers, service and training centers. Our sales personnel, including third party distributors, undergo a comprehensive training program on each product’s technical specifications, functions and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We sell to many distinct markets, and have established specific sales channels for each market. We sell our Thermography products worldwide through a direct sales staff and a network of distributors and representatives. Our Thermography business continues to expand distribution, particularly in Asia and Latin America. At the end of 2006, our Thermography division had over 130 direct sales personnel and approximately 390 distributors.

Commercial Vision Systems is also actively expanding its distribution network by hiring additional direct sales personnel and expanding third party distribution networks in specific markets. As of year end 2006, our Commercial Vision Systems sales organization had approximately 30 direct sales personnel and approximately 190 dealers. In certain markets CVS has chosen to supply camera cores on an OEM basis to companies with well established distribution networks. Examples include firefighting, where we supply cores to Mine Safety Appliances; automotive, where we are partnered with Autoliv; and commercial security, where we supply camera cores to Pelco.

Our Government Systems business has a direct sales staff of over 50 personnel and a network of over 50 independent representatives and distributors covering all major government markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

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

Customer Service

We maintain service facilities at our factories in Portland, Oregon; Boston, Massachusetts; Santa Barbara, California; Stockholm, Sweden; and London, United Kingdom; and at our locations in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy; Hong Kong; and Sao Paulo, Brazil. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ approximately 100 people worldwide in our service organizations. We also maintain field service capabilities in five additional foreign locations under the direction of our independent representatives or distributors.

Backlog

At December 31, 2006 and 2005, we had an order backlog of $274 million and $193 million respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog is greatest relative to future revenue in our Government Systems division, which is characterized by long lead times and relatively large orders, and least in Thermography business, which essentially ships products as purchase orders are received. Commercial Vision Systems carries backlog in certain markets, but is less backlog dependent than Government Systems. Backlog for the Government Systems business is heavily dependent upon the timing of receipt of government contracts that may have multiple year delivery schedules. Furthermore, delivery schedules are frequently revised to accommodate changes in customer needs. Although orders received by us are generally subject to cancellation, in the case of most orders included in backlog, the customer is generally obligated to pay certain costs and/or penalties for cancellation.

Manufacturing

We manufacture many of the critical components for our products, including infrared detectors, gimbals, optics and coatings, laser sub systems and micro-coolers. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wiring harnesses. These components are then assembled into finished systems and tested at one of our production facilities.

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

Our manufacturing operations are, from time to time, audited by certain original equipment manufacturer customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Portland, Boston, Stockholm, London, Bozeman, Orlando and Santa Barbara are ISO 9001:2000 certified.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are performance, price, customer service, product reputation and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Fluke (a division of Danaher Corporation), NEC San-Ei, Cedip and Mikron Instruments. Competitors in Commercial Vision Systems vary market by market, but include L-3 Communications, NVTi, Cedip, Axsys, ICX and EMX. In the Government Systems market, our competitors include Raytheon Corporation, BAE Systems, L-3 Communications, DRS Corporation, Lockheed Martin Corporation, El-Op, Sagem, Tamam and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

Proprietary Rights

We have numerous patents, trademarks, trade secrets and other intellectual property that are important for our success. We rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. We believe that our historical success has been primarily a function of other competitive advantages such as the skill and experience of our employees, our worldwide, multi-channel sales, distribution and servicing network and our name recognition and quality products. Because intellectual property protection does not necessarily represent a barrier to entry into the thermal imaging industry, we cannot be certain or give any assurance that we can maintain this competitive advantage or that competitors will not develop similar or superior capabilities.

Employees

As of December 31, 2006, we had 1,419 employees of which 921 were in the United States and 498 were outside of the United States. We have been generally successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States are represented by a union or other bargaining group. Employees in Sweden are represented by unions whose contracts are subject to periodic renegotiations. We believe our relationships with our employees and unions are good.

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

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter;

•	a significant portion of our sales are made in the last month of each quarter, with sales frequently concentrated in the last week or days of the quarter;

•	the timing and market acceptance of our or our competitors’ new products, product enhancements or technologies;

•	our ability to obtain sufficient supplies of critical components;

•	the timing of the release of government funds for procurement of our products;

•	changes in our or our competitors’ pricing policies;

•	our ability to collect on trade receivables;

•	the timing and amount of any inventory write-downs;

•	foreign currency fluctuations;

•	the ability to secure export licenses for international sales orders;

•	costs and risks associated with the acquisition and integration of other businesses, product lines or technologies; and

•	general economic conditions, both domestically and internationally.

Seasonal fluctuations in our operating results, particularly the increase in sales we generally experience every year in the fourth quarter, result from:

•	the seasonal pattern of contracting by the United States Government and certain foreign governments;

•	the frequent requirement of international customers to take delivery of equipment prior to January due to funding considerations; and

•	the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration.

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

We may experience impairment in the value of our tangible and intangible assets

Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2006, our intangible assets, including goodwill, totaled $200.7 million and represented 25% of our total assets. Most of these intangibles are the result of acquisitions in which the total purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life, and review goodwill for impairment annually. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however there can be no assurances that there will not be a future impairment that may have a material impact on our business, financial condition and results from operations.

We must successfully introduce new or enhanced products, enter into new markets and manage the costs associated with producing numerous product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. We entered several new markets in 2006, including the automotive, recreational marine and low cost thermography markets, and expect these and other new markets to generate significant revenue in the future. The long term success of these products cannot be assured. We are also investing a significant percentage of our resources on research and development with the objective of developing new products or enhancing existing products. We cannot be certain that our new products and product enhancements will be successful or that customers will accept any of our new products. In addition, the complexity associated with developing and maintaining multiple product lines may inhibit our ability to maintain or improve our profitability and may require significant management time and effort to effectively manage. Our failure to complete the enhancement of these products, the failure of our current or future products to gain or maintain market acceptance or our failure to successfully manage our cost of production could have a material adverse effect on our business, financial condition and results of operations.

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

Export licenses are required from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends in part on the efforts and continued services of our key executives and our ability to attract and retain qualified technical and sales personnel. Significant competition exists for such personnel and we cannot assure the retention of our key executives, technical and sales personnel or our ability to attract, integrate and retain other such personnel that may be required in the future. All key personnel, excluding those located in California, have signed non-competition agreements which limit their ability to join companies that directly or indirectly compete with us. We cannot, however, assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

We have indebtedness as a result of borrowings under our credit facilities and the sale of our convertible notes.

We have a $300 million Credit Agreement which was signed on October 6, 2006 under which we had $45.5 million outstanding as of December 31, 2006. Additionally, in June 2003, we issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. As a result of this indebtedness, our principal and interest payment obligations have increased. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We face risks from international sales and currency fluctuations.

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2006 and 2005, international sales accounted for 45% and 44%, respectively, of our total revenue. Our international sales are subject to a number of risks, including:

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

Historically, currency fluctuations have affected our operating results. Changes in the value of foreign currencies in which our sales are denominated or costs incurred have in the past caused, and could in the future cause, fluctuations in our operating results. We seek to reduce our exposure to currency fluctuations by denominating, where possible, our international sales in US dollars. With respect to international sales denominated in United States dollars, a decrease in the value of foreign currencies relative to the United States dollar could make our products less price competitive. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

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

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold United States patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by competitors. Likewise, we cannot be certain that measures taken to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily represent a barrier to entry into the thermal imaging industry, there can be no assurance that we will be able to maintain our competitive advantage or that competitors will not develop capabilities equal or superior to ours.

Litigation over patents and other intellectual property is common in our industry. We cannot be sure that we will not be the subject of patent or other litigation in the future. Defending intellectual property lawsuits and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort of our personnel. An adverse determination in a patent suit or in any other proceeding to which we may be a party could subject us to significant liabilities. Additionally, an adverse determination could require us to seek licenses from third parties. If licenses were not available on commercially reasonable terms or at all, our business could be harmed.

We would be harmed if we were unable to use one of our facilities.

We manufacture our products at various facilities as described in Item 2. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, an earthquake, a prolonged power outage, fire or other natural disaster, would prevent us from supplying products to our customers, and could have a material adverse effect on our business, financial condition and results of operations. We maintain business interruption insurance but cannot be certain that it is adequate or will remain available on acceptable terms.

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

There were no unresolved staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES

We maintain our corporate headquarters in Wilsonville, Oregon. The location, approximate size and type of facility of our principal properties are as follows:

Location	Square Feet	Type of Facility
Wilsonville, Oregon(1)	154,000	Corporate headquarters, manufacturing, sales and service
Danderyd, Sweden	165,000	Manufacturing, sales and service
North Billerica, Massachusetts(1)	133,000	Manufacturing, sales and service
Goleta, California	117,000	Manufacturing, sales and service
Orlando, Florida(1)	82,000	Manufacturing, research and development
Bozeman, Montana	32,000	Manufacturing and sales
West Malling, United Kingdom	15,000	Sales and service
Frankfurt, Germany	5,000	Sales and service
Milan, Italy	5,000	Sales and service
Paris, France	5,000	Sales and service
Antwerp, Belgium	4,000	Sales and service
Toronto, Canada	4,000	Sales and service
Sao Paulo, Brazil	4,000	Sales and service
Hong Kong	4,000	Sales and service
Shanghai, China	2,000	Sales and service
Tokyo, Japan	2,000	Sales and service

(1)	Owned property

The owned properties in Wilsonville and Orlando, and the leased facilities in Bozeman are used by the Government Systems business. The leased facilities in Frankfurt, Milan, Paris, Antwerp, Toronto, Sao Paulo, Hong Kong, Shanghai and Tokyo are sales and service locations for the Thermography business. The leased facilities in Goleta are used by the Commercial Vision Systems business. The leased facilities in Danderyd and West Malling and the owned property in North Billerica are used jointly by both the Thermography and Government Systems businesses.

We believe our properties are suitable for their intended use, adequate for our business needs and in good condition.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a nominal defendant in four shareholder derivatives cases filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al. Plaintiffs have filed an unopposed motion to consolidate the four lawsuits into one case. The complaints allege that certain stock options granted by the Company were dated improperly, and purport to assert claims under various common law theories and under the federal securities law, and allege the Company is entitled to damages from various individual defendants on a variety of legal theories. We may be liable for the costs of defending the claims against the individuals being sued, under the Company’s Articles of Incorporation, as amended. As of the date of this report, we were unable to reasonably estimate these costs.

We are also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any probable and estimable losses. While the outcome of such matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

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

	2006		2005
	High	Low	High	Low
First Quarter	$28.48	$22.71	$34.13	$28.10
Second Quarter	29.75	21.81	30.60	24.46
Third Quarter	27.72	21.64	36.09	28.74
Fourth Quarter	33.83	26.53	29.83	20.53

At December 31, 2006, there were approximately 144 holders of record of our common stock and 65,835,380 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s MidCap 400 Index and the Standard & Poor’s 600 Electronic Equipment Manufacturers Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2001, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
FLIR Systems, Inc.	100.00	128.69	192.51	336.45	235.55	335.76
S&P MidCap 400 Index	100.00	85.49	115.94	135.05	152.00	167.69
S&P 600 Electronic Equipment Manufacturers Index	100.00	73.36	106.82	118.82	111.38	130.18

Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Authorizations by our Board of Directors for the repurchase of shares of our outstanding common stock in the open market are as follows:

Authorization Date	Expiration Date	Shares Authorized
April 2005	April 2006	3.0 million
February 2006	February 2007	5.0 million
February 2007	February 2009	6.0 million

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. As of December 31, 2006, we have repurchased approximately 2.3 million shares under the April 2005 authorization and 4.4 million shares under the February 2006 authorization. The April 2005 and February 2006 authorizations have expired and no further purchases under them can occur.

There were no repurchases of our common stock during the three months ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” The Consolidated Statements of Income data for the years ended December 31, 2006 and 2005 and the restated data for the year ended December 31, 2004 and the Consolidated Balance Sheets data as of December 31, 2006 and restated data as of December 31, 2005 have been derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto which are included elsewhere in the Form 10-K. The Consolidated Statements of Income data for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheets data as of December 31, 2004, 2003 and 2002 have been restated to reflect the corrections of errors as noted below, but such data have not been audited and is derived from unaudited restated financial statements that are not included elsewhere in this Form 10-K.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements included elsewhere within this report, our Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 have been restated to correct errors in the recognition of stock-based compensation expense, primarily granted in prior years, and the related tax impacts. The restatements resulted in after-tax charges of $0.9 million, $2.8 million, and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the cumulative effect of the restated after-tax charges for the periods prior to 2002 was $5.7 million. The adjustments reduced previously reported diluted earnings per common share by $0.01, $0.03, and $0.04 for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,
	2006	2005	2004 (As Restated) (a)	2003 (As Restated) (b)	2002 (As Restated) (b)
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$575,000	$508,561	$482,651	$311,979	$261,080
Cost of goods sold	260,087	231,867	233,492	146,454	124,060

Gross profit	314,913	276,694	249,159	165,525	137,020
Operating expenses:
Research and development	60,584	51,514	45,796	30,665	26,892
Selling, general and administrative	117,374	99,227	95,605	68,253	64,572

Total operating expenses	177,958	150,741	141,401	98,918	91,464

Earnings from operations	136,955	125,953	107,758	66,607	45,556
Interest expense and other expense, net	4,344	3,729	9,217	5,978	1,638

Earnings before income taxes	132,611	122,224	98,541	60,629	43,918
Income tax provision	31,715	31,459	27,897	18,748	5,195

Net earnings	$100,896	$90,765	$70,644	$41,881	$38,723

Net earnings per share:
Basic	$1.49	$1.30	$1.05	$0.62	$0.57

Diluted	$1.32	$1.16	$0.93	$0.59	$0.54

	December 31,
	2006	2005 (As Restated) (a)	2004 (As Restated) (b)	2003 (As Restated) (b)	2002 (As Restated) (b)
	(in thousands)
Balance Sheet Data:
Working capital	$315,610	$316,335	$276,642	$310,710	$120,657
Total assets	802,833	689,423	622,446	448,538	232,055
Short-term debt	45,507	56	105	—	—
Long-term debt, excluding current portion	207,024	206,155	205,335	204,369	—
Total shareholders’ equity	398,752	356,981	303,498	161,891	169,738

(a)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements included elsewhere in this report.
(b)	The table below presents the impact of the stock-based compensation and related tax adjustments to the restatement of our previously reported Consolidated Statements of Income for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002 (in thousands, expect per share amounts):

	Year Ended December 31,
	2003			2002
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Income Data:
Revenue	$311,979	$—	$311,979	$261,080	$—	$261,080
Cost of goods sold	146,454	—	146,454	124,060	—	124,060

Gross profit	165,525	—	165,525	137,020		137,020
Operating expenses:
Research and development	30,665	—	30,665	26,892	—	26,892
Selling, general and administrative	65,034	3,219	68,253	59,597	4,975	64,572

Total operating expenses	95,699	3,219	98,918	86,489	4,975	91,464

Earnings from operations	69,826	(3,219)	66,607	50,531	(4,975)	45,556
Interest expense and other expense, net	5,978	—	5,978	1,638	—	1,638

Earnings before income taxes	63,848	(3,219)	60,629	48,893	(4,975)	43,918
Income tax provision	19,155	(407)	18,748	7,334	(2,139)	5,195

Net earnings	$44,693	$(2,812)	$41,881	$41,559	$(2,836)	$38,723

Net earnings per share:
Basic	$0.66	$(0.04)	$0.62	$0.62	$(0.05)	$0.57

Diluted	$0.62	(0.03)	$0.59	$0.58	$(0.04)	$0.54

	December 31,
	2004			2003			2002
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance Sheet Data:
Long-term assets:
Deferred income taxes, net	$22,890	$(7,986)	$14,904	$21,146	$(1,885)	$19,261	$25,977	$(1,767)	$24,210
Total assets	630,432	(7,986)	622,446	450,423	(1,885)	448,538	233,822	(1,767)	232,055

Current liabilities:
Accrued payroll and related liabilities	22,375	1,802	24,177	12,778	1,066	13,844	11,030	822	11,852
Accrued income taxes	5,626	(113)	5,513	—	—	—	—	—	—
Total current liabilities	89,087	1,689	90,776	70,337	1,066	71,403	52,626	822	53,448

Shareholders’ equity:
Common stock and additional paid in capital	219,230	2,547	221,777	156,154	8,420	164,574	218,052	5,970	224,022
Retained earnings (accumulated deficit)	72,883	(12,222)	60,661	1,388	(11,371)	(9,983)	(43,305)	(8,559)	(51,864)
Total shareholder’s equity	313,173	(9,675)	303,498	164,842	(2,951)	161,891	172,327	(2,589)	169,738

Total liabilities and shareholders’ equity	630,432	(7,986)	622,446	450,423	(1,885)	448,538	233,822	(1,767)	232,055

The adjustments that were made to the December 31, 2004, 2003, and 2002 Consolidated Balance Sheets are due to the following:

•

The decrease to deferred income taxes in each year relates to the net impact of the reduction in net operating loss carryforwards due to the impact of IRC section 162(m) and the utilization of state income tax credits, net of the increase in cumulative deferred tax assets associated with the stock-based compensation and related payroll tax expense;

•

The increase in each year to accrued payroll and related liabilities pertains to the cumulative additional accrued payroll tax expense associated with the change in option classification from incentive stock options to non-qualified stock options;

•	The decrease to accrued income taxes payable relates to the additional usage of state research and development credits;

•

The increase in each year to additional paid-in capital is the impact of the cumulative non-cash stock-based compensation expense, the cumulative additional excess tax deductions upon exercise and the disallowance of prior stock option deductions due to IRC section 162(m), thus resulting in an increase to additional paid-in capital in each respective year; and

•	The decrease to retained earnings is the cumulative income statement impact associated with the additional stock-based compensation expense and related tax effects recognized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2006, we separated the Imaging business segment into the Government Systems and Commercial Vision Systems segments. Our business is now organized around three principal business segments, Thermography, Commercial Vision Systems and Government Systems. Accordingly, we have restated previously reported periods in a comparable basis.

Our Thermography business primarily consists of the use of hand-held thermal imaging systems that can detect and measure minute temperature differences, which is useful for a wide variety of industrial and commercial applications. Uses for our Thermography products include high-end predictive and preventative maintenance, research and development, test and measurement, leak detection and scientific analysis. Our Thermography products are primarily produced at our facilities in Stockholm. A growing distribution network has enabled us to penetrate existing and emerging markets and applications worldwide.

Our Commercial Vision Systems business is focused on the development, manufacture and sale of generally lower cost uncooled products to emerging commercial markets where the primary requirement is to see at night or in adverse conditions. These markets are developing rapidly, and include such uses as automotive night vision, recreational marine, firefighting, airborne law enforcement and commercial security. CVS also sell camera cores, readout integrated circuits and other sub-components to Original Equipment Manufacturers in certain markets. Our infrared sensor business, which supplies both internal and external customers, is also a part of CVS. Vertical integration into infrared sensors, which was accomplished through our 2004 acquisition of Indigo Systems Corporation (“Indigo”), provides us with the ability to design and produce infrared detectors, which in turn allowed us to reduce our costs and open new markets.

Our Government Systems business offers a wide array of products, all of which allow the user to see in total darkness, and through many types of obscurants, such as smoke, haze and most types of fog. The primary market for these products are government customers, who use our hand-held and fixed mounted products for such applications as force protection, counter terrorism, search and rescue, perimeter security, navigation safety, law enforcement, narcotics detection, maritime and border patrol, and anti-piracy. Our Government Systems products are primarily produced at our Portland, Boston and Stockholm facilities. A substantial portion of our revenue in the Government Systems business is derived from sales to government agencies and we are continuing to expand our military program business, both in the United States and internationally.

International revenue accounted for approximately 45%, 44% and 42% of our revenue in 2006, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Stockholm, significant sales denominated in currencies other than the US dollar, and cross currency fluctuations between such currencies as the US dollar, Euro and Swedish Kroner. During 2006, there were significant fluctuations in the values of the major currencies in which we conduct business, in particular, a weakening of the US dollar against the Swedish Kroner. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in aggregate, did not have a material impact on our results of operations.

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

Restatement of Consolidated Financial Statements

Stock Option Practices

During 2006, we undertook a voluntary review of our historical stock option practices and related accounting treatment as a result of the apparent issuance of options on favorable dates prior to 2000. Based upon the preliminary results of this review, our Board of Directors (the “Board”) formed a Special Committee, comprised of two outside directors, to investigate stock option grants, practices and procedures from 1995 to 2006. The Special Committee conducted its investigation with the assistance of independent legal counsel from Perkins Coie, LLP and outside forensic accountants from Deloitte Financial Advisory Services, LLP which was retained by independent counsel.

In the course of its investigation, the Special Committee and its legal and accounting advisors reviewed approximately 135,000 paper and electronic documents, conducted interviews with relevant management personnel and current and former members of the Compensation Committee, and evaluated the accounting for and documentation surrounding 26.3 million options, representing approximately 91% of options issued during the period from 1995 through 2006. The Special Committee has completed its investigation and has provided its findings and recommendations to the full Board.

With respect to stock options granted during the period from early 1995 through the middle of 2000, the Special Committee found inaccuracies in the determination of measurement dates for certain stock option grants affecting our accounting and disclosures in those years. The Special Committee also found strong circumstantial evidence of the improper selection of grant dates given the lack of supporting documentation and the fact that the exercise price for certain grants were at the lowest stock price for the first quarter in each of the years from 1995 to 1999. With respect to stock options granted during the period from the middle of 2000 through 2006, the Special Committee identified certain procedural and corporate governance issues that resulted in the use of incorrect measurement dates, but did not find any evidence that grant dates were selected based upon an attempt to seek a favorable price. The Special Committee also reported that it investigated certain other option practices for the period from 1995 to 2006 and identified no evidence of improper dating of option exercises and limited exceptions related to accelerated vesting and leaves of absences.

In addition to the Special Committee’s investigation on stock option practices, we reviewed restricted stock grants from 1996 through 2006. Our review of restricted stock grants from 1996 through 1999 also found strong circumstantial evidence of the improper selection of measurement dates used to recognize compensation expense during those years.

Based on the findings of the Special Committee’s investigation and our subsequent internal analysis, including our findings on restricted stock, we have concluded, and the Audit Committee of our Board has agreed, that a restatement of certain of our annual historical consolidated financial statements is appropriate. Therefore, we are recording additional non-cash compensation expense and related tax effects with regard to past stock-based compensation programs, and we are restating previously filed financial statements in this Annual Report on Form 10-K. The aggregate non-cash compensation expense that is being recognized from 1995 through 2004 is $14.3 million, before related tax effects. The adjustments to record the non-cash compensation expense also resulted in the recognition of additional payroll tax obligations of $1.8 million during that period, resulting in a cumulative reduction in earnings before taxes of $16.1 million through 2004. Since a portion of the compensation expense for financial statement purposes is not yet recognizable as a deduction for tax purposes, the aggregate benefit to our income tax provision during this period that is being recognized through the recording of deferred tax assets is $3.9 million, thereby resulting in a cumulative net income effect of $12.2 million for all adjustments being made from 1995 through 2004. The net income effect recorded was $0.9 million in 2004 and $11.4 million, cumulatively, prior to 2004.

According to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related authoritative accounting literature in place prior to 2006, the measurement date for accounting purposes is the first date on which both the number of shares that an individual is entitled to receive and the option or purchase price, if any, are known. For each option or share granted, APB 25 requires the recognition of compensation expense equal to the market price of the stock at the measurement date minus the amount, if any, that an individual is required to pay for the option or share. The measurement date does not change the effective date of a grant but does determine the compensation expense, if any, required to be recognized for accounting purposes in connection with the grant. As a result of our review of stock option and restricted stock grants between 1995 and 2006, we have, in certain cases, established new measurement dates based upon the date we believe that the APB 25 criteria were satisfied. In cases where we established a new measurement date, we considered information that included, but was not limited to: dates that option grants were communicated to individuals; dates that option grant details were provided to third-party service providers or used internally to enter the grants into the stock option system; contemporaneous emails; minutes of meetings of the Board and the Compensation Committee; information obtained in interviews with current and former Compensation Committee members and our management and employees; payroll records; personnel files; and various records maintained by our Legal, Finance and Human Resources Departments. For grants for which there was not sufficient evidence and documentation to support the original measurement date or determine the precise date when the number of options and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such grants.

The following summarizes the results of the investigation of the Special Committee and our review and the impact of the primary stock option and restricted stock accounting errors, in terms of the non-cash compensation expense before related tax effects, underlying this restatement. All references to the number of options or restricted shares and share prices in this discussion have been adjusted for all stock splits since 1995.

Inaccurate measurement dates for certain stock options and restricted shares granted between January 5, 1995 and June 30, 2000.

During the period from January 5, 1995 through June 30, 2000 we issued a total of 10.6 million stock options, with 7.0 million issued as part of annual bonus programs, 1.3 million issued in connection with acquisitions, 0.5 million issued to non-employee directors and 1.8 million issued for other purposes, primarily in connection with hiring and promoting employees. We have determined that inaccurate measurement dates were used in connection with all six of the annual stock option bonus grants during this period. We also had a restricted stock program for officers from 1996 through 1999 and have determined that inaccurate measurement dates were used to originally recognize compensation expenses for all awards made under the restricted stock programs which totaled 0.6 million shares. The amount of additional compensation expense being recorded during this period for both stock option grants and restricted stock awards is $3.6 million. The discussion following each of the italicized headings below provides further details of the types of errors identified and accounts for the entire $3.6 million of additional compensation expense arising from awards between 1995 and the middle of 2000.

Our determination of the appropriate measurement date to be used for stock option grants between January 5, 1995 and June 30, 2000 was based upon the best available information or corroborative evidence for each respective grant as described below. Although our determined measurement date may be subsequent to the actual measurement date for some of these grants, based upon a sensitivity analysis of the potential price variance between the original grant date and our determined measurement date, the impact of any alternative revised measurement dates would not exceed $1.3 million of incremental compensation expense to the $14.3 million recognized in this restatement.

Errors arising from likely grant dates selected in hindsight and incomplete lists of awards on option grant dates—$2.6 million.

The Special Committee identified strong circumstantial evidence that option grant dates used for annual awards from 1995 through 1999, totaling 5.4 million options, were selected based upon stock price considerations, likely using hindsight. Additionally, there was inadequate documentation to validate that complete lists of recipients of awards were available on the grant dates used. Option awards on January 6, 1995, January 19, 1996, January 2, 1997, February 3, 1998 and March 5, 1999 were dated prior to the dates on which complete lists of stock option recipients appear to have been available. The option grants in each of those years were dated as of the dates that had the lowest stock price in the first quarter of each respective year. These options were awarded in conjunction with an annual performance review program that occurred during the first quarter of each year. We have determined that the appropriate measurement date for these grants to be the date on which complete lists of stock option recipients or other corroborative evidence, including third-party billing statements and option agreements, were available. The aggregate additional compensation expense related to these errors is $2.6 million.

Errors relating to valuing compensation expense related to restricted stock awards with some measurement dates likely selected in hindsight—$0.7 million.

Beginning in 1996, we had a restricted stock program for officers. Under this program, officers were eligible to receive a maximum number of shares based upon attainment of defined annual financial performance criteria with the size of each award based upon the level of attainment of the performance criteria. Between 1996 and 1999, a total of 0.6 million shares were awarded to officers. Compensation expense was recognized in each respective year based upon the market price on the originally determined measurement date, with the measurement dates used in 1998 (October 7) at the lowest price in the fourth quarter and second lowest price in the year, and in 1999 (October 21) on the lowest price of the year. Actual results against the performance criteria could not be determined until after the end of each respective year and after the Compensation Committee had been given the opportunity to make any discretionary adjustments that were provided under the program. Accordingly, we have determined the measurement date for the awards for the 1996 and 1997 programs should have been the date of the first Board meetings after the completion of the audits for those years. For the 1998 and 1999 program years, however, shares were awarded before the end of each year apparently in anticipation of annual results. For 1998 and 1999, we have determined that the measurement date should have been the date that a list of the awards was provided to our transfer agent for the issuance of shares which occurred in December 1998 and 1999, respectively. The aggregate compensation expense related to these errors on restricted stock is $0.7 million.

Errors related to incomplete list of awards on options grant date—$0.3 million.

On April 17, 2000, we awarded to most US based employees options to purchase an aggregate of 1.6 million shares of common stock, primarily based upon length of service criteria. Due to the financial difficulties we were experiencing at that time, the broad issuance of options was in lieu of cash bonuses normally paid at that time of the year. The option grant date coincided with the public release of audited financial statements for the 1999 calendar year. Although the majority of awards were based on length of service criteria for each individual, there were sufficient exceptions made to that criteria in establishing the final list of awards that we have determined the appropriate measurement date for these awards should have been the date when such lists were final and provided to the third-party who was responsible for generating individual option agreements. The compensation expense related to this error was $0.3 million.

Because of the existence of ambiguous documentation and information, we are providing the following sensitivity analysis related to the April 17, 2000 option grants. The determination by the Special Committee and our management of the appropriate measurement date for the stock option grants on April 17, 2000 was based upon the best available information as described above. There is, however, some circumstantial evidence that could suggest that a communication to the recipients on February 18, 2000 was sufficient to result in a grant on that date and that the subsequent award on April 17, 2000 was essentially a re-pricing of a February 18, 2000 grant, resulting in the options needing to be treated as variable awards until January 1, 2006, the date we adopted SFAS 123(R). The cumulative impact of such interpretation through December 31, 2005 would be $7.2 million of incremental compensation expense before any related tax effects.

Inaccurate measurement dates for certain stock options and restricted shares granted between July 1, 2000 and February 4, 2005.

During the period from July 1, 2000 through December 31, 2006 we issued a total of 18.9 million stock options, with 7.2 million issued to officers for either retention or bonus purposes, 7.3 million issued to employees other than officers for either retention or bonus purposes, 1.4 million issued in connection with acquisitions, 1.2 million related to the 2000 hiring of Earl Lewis, our President and Chief Executive Officer, 0.9 million issued to non-employee directors and 0.9 million shares issued for other purposes, primarily related to hiring of employees. We have determined that inaccurate measurement dates were used during the period from July 1, 2000 through February 4, 2005 related to 7.0 million options issued for retention and bonuses purposes, with 4.1 million and 2.9 million for officers and employees, respectively. We have also determined that extensions of time given to two former employees to exercise options should have been accounted for differently. The discussion following each of the italicized headings below provides further details of the types of errors identified and accounts for the $10.7 million of additional compensation expense arising from awards between July 1, 2000 and December 31, 2006.

Errors related to incomplete list of awards on options grant date—$6.5 million.

We have identified three instances where lists of stock option recipients approved by the Compensation Committee were either incomplete or subsequently modified, as follows:

•

On December 27, 2001, the Compensation Committee awarded options to purchase 2.8 million shares of common stock to officers for bonus purposes at an exercise price of $9.25. The Compensation Committee award was made with an understanding that there were 3.0 million shares available under our 1992 Stock Incentive Plan (the “1992 Plan”). Shortly thereafter, we determined that the number of shares available under the 1992 Plan was actually 2.5 million shares. In order to remain in compliance with the 1992 Plan, the officers voluntarily agreed to forfeit certain of the options awarded to them. The final award of 2.4 million options was determined at the time of the next meeting of the Compensation Committee, which was February 12, 2002. The market price of our common stock on that day was $11.73. We have determined that the measurement date for these option grants should have been February 12, 2002 when the list of awards was final. The compensation expense related to these grants is $5.9 million.

•

On January 8, 2004, the Compensation Committee approved the issuance of 1.8 million stock options to a pool of employees. The market price on that day was $19.58. The complete list of option recipients and the number of options awarded to each recipient was not final until February 17, 2004 when the market price was $19.94. We have determined the measurement date for these option grants should have been February 17, 2004 and are thus recognizing compensation expense for these grants of $0.6 million.

•

On February 4, 2005, the Compensation Committee approved the award of 1.1 million stock options to a list of employees at an exercise price of $31.40. Because there were modifications made to the list subsequent to the Compensation Committee’s meeting, we have determined the measurement date for these grants should have been February 28, 2005 when the list was final and all employees were notified of their individual awards. However, since the market price on that day was $31.25, no compensation expense is required to be recognized.

Error related to failure to recognize performance criteria on stock options—$3.0 million.

On January 1, 2001, we awarded shares of restricted stock to our officers that had vesting provisions based upon the attainment of certain financial results for that year. On September 7, 2001, our Chief Executive Officer submitted a proposal to the Compensation Committee to convert the shares of restricted stock to stock options. On September 12, 2001, the Compensation Committee approved the proposal and awarded 0.7 million stock options to our US officers. The market price on that day was $7.22. However, the Special Committee determined that the Compensation Committee intended to apply the performance criteria in place for the restricted stock grants to the stock options. Since one of the restrictions deemed intended by the Compensation Committee related to the completion of the audit for fiscal 2001, we have determined that the measurement date for these grants should have been February 12, 2002 when the Board met and accepted the audited 2001 financial statements. Accordingly, and based on the market price of $11.73 on that day, we are recognizing compensation expense of $3.0 million.

Error related to extension of time to exercise stock options—$1.0 million.

During 2001, we allowed two individuals an extension of time to exercise vested stock options past the time provided for in their option agreements. We have determined that the extension of time resulted in a new award for those individuals and we should have recognized compensation expense for the fair value of such new awards on the dates when the respective shares would have been cancelled. The compensation expense recognized for these new awards is $1.0 million.

Error related to stock options granted subject to shareholder approval of option plan—$0.1 million.

On February 12, 2002, the Compensation Committee awarded options to purchase 1.0 million shares of common stock at an exercise price of $11.73 to officers contingent upon shareholder approval of a new stock option plan at our Annual Meeting to be held on April 24, 2002. The plan was approved and the options issued. However, since the options were subject to the shareholders’ approval of the plan, the measurement date should have been the day of the approval when the market price was $11.81. Consequently, we are recognizing compensation expense of $0.1 million for these grants.

Other Adjustments and Reclassifications

We have also adjusted previously recognized deferred tax assets that were originally recorded as a credit through additional paid-in capital (shareholders’ equity) in previous periods as a result of certain stock options that did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m). The adjustments primarily impact previously reported net operating loss carryforwards and the amount of deferred tax assets and accrued income taxes reported in the Consolidated Balance Sheets. Since the original tax benefit of these items was recorded through shareholders’ equity, there is no impact to the previously reported Consolidated Statements of Income related to the resulting section 162(m) limitations. The section 162(m) limitations resulted in a cumulative reduction in net operating losses of $33.5 million and a cumulative increase in income taxes payable, net of tax credit utilization, of $8.9 million as of December 31, 2006.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, goodwill impairment, warranty obligations, contingencies, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue recognition.    The majority of our revenue is recognized upon shipment of the product to the customer at a fixed or determinable price and with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the Securities and Exchange Commission in December 2003.

We typically design, market and sell our products primarily as commercial, off-the-shelf products. Many of our Government Systems and Commercial Vision Systems customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after we have determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. The recognition of revenue on contracts with multiple elements is consistent with guidance provided by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

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

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2006, our accounts receivable balance of $167.5 million is reported net of allowances for doubtful accounts of $1.6 million. We believe our reported allowances at December 31, 2006, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory write-downs.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to record inventory write-downs when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2006, our inventories of $135.9 million are stated net of inventory write-downs of $16.2 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.

Goodwill impairment.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the market capitalization of the applicable business divisions of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $159.8 million as of December 31, 2006.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $5.2 million at December 31, 2006, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes.    We record our deferred tax assets when the benefits are probable of being recognized, at an amount that we determine is more likely than not to be realized in the future. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures, and other factors beyond our control. As of December 31, 2006, we have determined that no valuation allowance against our net deferred tax assets of $18.9 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue.

	Year Ended December 31,
	2006	2005	2004 (As Restated)
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	45.2	45.6	48.4

Gross profit	54.8	54.4	51.6
Operating expenses:
Research and development	10.5	10.1	9.5
Selling, general and administrative	20.5	19.5	19.8

Total operating expenses	31.0	29.6	29.3

Earnings from operations	23.8	24.8	22.3
Interest expense	1.6	1.6	1.7
Interest income	(0.6)	(0.5)	(0.1)
Other (income) expense, net	(0.3)	(0.3)	0.3

Earnings before income taxes	23.1	24.0	20.4
Income tax provision	5.6	6.2	5.8

Net earnings	17.5%	17.8%	14.6%

Years ended December 31, 2006, 2005 and 2004

Revenue.    Revenue for 2006 totaled $575.0 million, an increase of 13.1 percent over the $508.6 million of revenue in 2005. Revenue from the Thermography business segment increased 19.4 percent from $183.6 million in 2005 to $219.2 million in 2006. The increase in Thermography revenue was primarily due to sales of the InfraCAM product which was launched in 2006 and increased unit sales in most of our other product lines. Revenue from the Government Systems business segment increased 7.1 percent from $241.4 million in 2005 to $258.4 million in 2006. The increase in Government Systems revenue was primarily due to an increase in sales of gimbaled products, partially offset by a decrease in sales of hand-held and fixed mounted products. Revenue from the Commercial Vision Systems business segment increased 16.4 percent from $83.6 million in 2005 to $97.3 million in 2006. The increase in Commercial Vision Systems revenue was due to increased unit sales across all product lines.

Revenue for 2005 totaled $508.6 million, an increase of 5.4 percent over the $482.7 million in revenue in 2004. Revenue from the Thermography business segment increased 17.7 percent from $156.0 million in 2004 to $183.6 million in 2005. The increase in Thermography revenue was primarily due to an increase in unit volumes, particularly of E-Series and OEM products due to new markets and applications being identified and addressed.

Revenue from the Government Systems business segment decreased 3.6 percent from $250.3 in 2004 to $241.4 million in 2005. The decrease in Government Systems revenue was primarily due to a decrease in sales of land-based products, partially offset by an increase in airborne products. Revenue from the Commercial Vision Systems business segment increased 9.4 percent from $76.4 million in 2004 to $83.6 million in 2005. The increase in Commercial Vision Systems revenue was primarily due to increased unit sales across all product lines.

International revenue in 2006 totaled $259.9 million, representing 45.2 percent of revenue. This compares to international revenue in 2005 which totaled $221.7 million, representing 43.6 percent of revenue, and $201.5 million, or 41.8 percent of revenue in 2004. While the sales mix between domestic and international sales may fluctuate slightly from year to year, we anticipate the mix to be approximately 55 percent to 60 percent domestic and 40 percent to 45 percent international on a long-term basis.

Gross profit.    Gross profit in 2006 was 54.8 percent of revenue, compared to 54.4 percent of revenue in 2005. The slight increase in gross profit was primarily due to the product mix within our three business segments and cost efficiencies in our Santa Barbara operations, offset by stock-based compensation expense of $1.2 million included in our 2006 cost of goods sold.

Gross profit in 2005 was 54.4 percent of revenue, compared to 51.6 percent in 2004. The increase in gross profit is primarily due to the product mix within our three business segments, our ability to lower component costs, including successfully integrating Indigo sensors into our products, production efficiencies at our facilities, and $1.3 million of expense in 2004 related to the recognition of the one-time stepped up values of the acquired inventories of Indigo. We historically experience higher gross margins in our Thermography business than in our Government Systems and Commercial Vision Systems businesses. Thermography represented 36.1 percent of total revenue in 2005 compared to 32.3 percent in 2004.

Research and development.    Research and development expenses were $60.6 million, or 10.5 percent of revenue, in 2006 compared to $51.5 million, or 10.1 percent of revenue, in 2005. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth and the impact of stock-based compensation expense of $3.1 million in 2006. We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 10 percent of revenue on a long-term basis.

Research and development expenses were $51.5 million, or 10.1 percent of revenue, in 2005 compared to $45.8 million, or 9.5 percent of revenue, in 2004. The increase in spending in 2005 was due to the continued investment in new products and engineering to enable future growth.

We have also incurred expenses associated with customer funded design and development contracts. Such expenses were $11.6 million in 2006, $10.6 million in 2005 and $12.4 million in 2004. These expenses are reported as cost of goods sold since the related funding is reported as revenue.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $117.4 million, or 20.5 percent of revenue, in 2006 compared to $99.2 million, or 19.5 percent of revenue in 2005. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with new product launches, and stock-based compensation expense of $6.6 million in 2006. We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Selling, general and administrative expenses were $99.2 million, or 19.5 percent of revenue in 2005 compared to $95.6 million, or 19.8 percent of revenue in 2004.

Interest expense.    Interest expense totaled $9.0 million, $7.9 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes. The small increase in interest expense in 2006 relates to credit line borrowings in the third quarter of 2006 to fund repurchases of our common shares.

Interest income.    Interest income was $3.4 million, $2.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in interest income since 2004 was primarily due to an increase in invested cash.

Other income/expense.    We reported other income of $1.3 million for 2006, $1.5 million for 2005, and other expenses of $1.6 million for 2004. The other income/expense is primarily currency gains and losses on transactions denominated in currencies other than the functional currency of our European operations.

Income taxes.    Our income tax provision was $31.7 million, $31.5 million, and $27.9 million in 2006, 2005 and 2004, respectively. The effective tax rates for 2006, 2005 and 2004 were 23.9%, 25.7%, and 28.3%, respectively. The mix in taxable income between our US and foreign operations impacted the income tax provisions in each of these years. Our effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign tax credits and other federal and state tax credits. The 2006 effective tax rate was reduced by 2.7% as a result of the recognition of foreign tax credits.

At December 31, 2006, we had US tax net operating loss carryforwards (“NOLs”) totaling approximately $3.3 million and state tax NOLs totaling approximately $28.8 million which expire in the years 2019 through 2025. Additionally, we have various state tax credits available aggregating $1.3 million (net of federal benefit), which expire in the years 2008 through 2026. We have generated deductions for US tax purposes related to the exercise of stock options that have served to offset the reductions in our NOLs. The utilization of these stock option exercise deductions is accounted for as a direct increase in additional paid-in capital rather than as a reduction in our income tax provision.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets when the benefits are probable of being recognized. To the extent that we assess the realization of such assets to not be “more likely than not,” a valuation allowance is required to be recorded. Based on this guidance, we believe that the net deferred tax assets of $18.9 million reflected on the December 31, 2006 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and therefore, we have not recorded a valuation allowance.

Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of all of our business markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond our control. Absolute assurance can not be given that sufficient taxable income will be generated for full utilization of the deferred tax assets. Accordingly, we may be required to record a valuation allowance against the deferred tax assets in future periods if our forecasts of taxable income are not achieved.

Liquidity and Capital Resources

At December 31, 2006, we had $138.6 million in cash and cash equivalents compared to $107.1 million at December 31, 2005. The increase in cash and cash equivalents was primarily due to cash provided from operations, proceeds from our credit agreement and proceeds from the exercise of stock options offset by the repurchase of approximately 4.7 million shares of our common stock and capital expenditures.

Cash provided by operating activities in 2006 totaled $115.2 million compared to $73.1 million in 2005. The increase in cash provided from operating activities was primarily due to an increase in net earnings, increased collections of accounts receivables and a decrease in current assets, partially offset by an increase in inventories.

At December 31, 2006, we had accounts receivable in the amount of $167.5 million compared to $142.8 million at December 31, 2005. The increase of $24.7 million in the receivable balance was primarily due to the increase in revenue in the fourth quarter of 2006 compared to the fourth quarter of 2005.

At December 31, 2006, we had inventories of $135.9 million compared to $103.8 million at December 31, 2005. The 30.9 percent increase in inventories was primarily due to the increase of product offerings in each of our segments and the general growth in those segments, including anticipated growth in 2007.

At December 31, 2006, we had prepaid expenses and other current assets of $29.2 million compared to $33.2 million at December 31, 2005. The decrease was primarily due to a decrease in income taxes receivable, partially offset by an increase in sales demonstration units.

Our investing activities for the year ended December 31, 2006 totaled $43.4 million, primarily consisting of capital expenditures, including the purchase of a facility in Orlando, Florida and expansions and improvements in most of our manufacturing facilities. Investing activities for the year ended December 31, 2005 totaled $52.9 million, primarily arising from the purchase of the Wilsonville, Oregon property, and other capital expenditures, and the acquisition of Brysen Optical Corporation and Scientific Materials Corporation.

Accounts payable increased from $34.5 million at December 31, 2005 to $40.6 million at December 31, 2006. The increase primarily relates to the increase in inventories.

Accrued payroll and related liabilities increased from $22.2 million at December 31, 2005 to $25.8 million at December 31, 2006. The increase was primarily due to the timing of payroll payments.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. This Credit Agreement replaces our previous credit agreement dated April 28, 2004. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At December 31, 2006, the interest rate ranged from 6.10 percent to 8.25 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2006, we had $45.5 million outstanding under the Credit Agreement and were in compliance with all the financial covenants. We had $5.5 million of letters of credit outstanding under the Credit Agreement at December 31, 2006, which reduces the total available credit.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $4.4 million) line of credit at 3.70 percent at December 31, 2006. At December 31, 2006, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

In June 2003, we issued $210 million of 3.0 percent senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance was made through an initial offering of $175 million on June 11, 2003, and the subsequent exercise in full by the underwriters of their option to purchase an additional $35 million on June 17, 2003. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of our common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. We may redeem for cash all or part of the notes on or after June 8, 2010. The proceeds were used primarily for general corporate purposes, which included the acquisition of Indigo and other working capital and capital expenditure needs.

During the quarter ended September 30, 2004, one of the terms that allow for conversion of our convertible notes, as described in the prospectus, was met. As of December 31, 2006, no note holders have elected to convert their notes into our stock. We do not anticipate any conversions before 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2006, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$210,024	$7	$15	$2	$210,000
Interest on long-term debt	103,425	6,300	12,600	12,600	71,925
Credit agreement	45,500	45,500	—	—	—
Interest on credit agreement	977	977	—	—	—
Operating leases	34,578	7,043	11,879	8,919	6,737
Licensing rights	5,400	250	1,025	1,100	3,025
Post-retirement obligations	10,442	429	1,535	2,045	6,433

	$410,346	$60,506	$27,054	$24,666	$298,120

Principal and interest obligations on our long-term debt are based upon the assumption that all convertible notes are held to their maturity in 2023. Post-retirement obligations are based upon actuarial assumptions. Actual payments may differ in terms of both timing and amounts.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates on the credit agreements impacts the interest incurred and cash flows. At December 31, 2006, we had $45.5 million outstanding on our credit agreement. It is our intent to repay the $45.5 million outstanding in full by the end of the third quarter of 2007. We have determined that any change in interest rates during the first six months of 2007 will not materially impact our financial statements.

Our convertible notes carry interest at a fixed rate of 3.0 percent. For fixed rate debt, interest rate changes impact the fair value of the notes but do not impact earnings or cash flows. The fair value of the notes at December 31, 2006, was approximately $322.0 million compared to a carrying value of $207.0 million.

We have assets, liabilities, and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in foreign countries are denominated in foreign currencies. Assets and liabilities located outside the United States are primarily located in Sweden and the United Kingdom. Our investments in foreign subsidiaries with functional currencies other than the US dollar are considered long-term. We do not currently engage in forward currency exchange contracts or similar hedging activities to reduce our economic exposure to changes in exchange rates. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in foreign markets that could reduce demand for our products.

Our net investment in foreign subsidiaries translated into US dollars using the period-end exchange rates at December 31, 2006, was approximately $211.6 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $21.2 million at December 31, 2006. The increase in the potential loss in fair value is primarily due to the increase in the net investment of foreign subsidiaries. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the consolidated financial statements as of December 31, 2005 and for each of the years in the two-year period ended December 31, 2005 have been restated.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 16, 2007

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004 (As Restated)(1)
Revenue	$575,000	$508,561	$482,651
Cost of goods sold	260,087	231,867	233,492

Gross profit	314,913	276,694	249,159
Operating expenses:
Research and development	60,584	51,514	45,796
Selling, general and administrative	117,374	99,227	95,605

Total operating expenses	177,958	150,741	141,401

Earnings from operations	136,955	125,953	107,758
Interest expense	8,956	7,922	8,092
Interest income	(3,352)	(2,644)	(475)
Other (income) expense, net	(1,260)	(1,549)	1,600

Earnings before income taxes	132,611	122,224	98,541
Income tax provision	31,715	31,459	27,897

Net earnings	$100,896	$90,765	$70,644

Net earnings per share:
Basic	$1.49	$1.30	$1.05

Diluted	$1.32	$1.16	$0.93

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2006	2005 (As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$138,623	$107,057
Accounts receivable, net	167,502	142,782
Inventories, net	135,928	103,837
Prepaid expenses and other current assets	29,155	33,153
Deferred income taxes, net	15,262	22,168

Total current assets	486,470	408,997
Property and equipment, net	92,156	59,479
Deferred income taxes, net	3,687	—
Goodwill	159,802	158,065
Intangible assets, net	40,917	46,901
Other assets	15,116	15,981

	$798,148	$689,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes Payable	$45,500	$—
Accounts payable	40,608	34,477
Deferred revenue	13,709	10,297
Accrued payroll and related liabilities	25,831	22,176
Accrued product warranties	5,174	5,059
Advance payments from customers	10,064	5,013
Other current liabilities	12,149	11,626
Accrued income taxes	17,331	3,958
Current portion of long-term debt	7	56

Total current liabilities	170,373	92,662
Long-term debt	207,024	206,155
Deferred income taxes	2,392	15,212
Pension and other long-term liabilities	19,607	18,413

Commitments and contingencies (Notes 11 and 12)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2006 or 2005	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 65,835 and 69,216 shares issued at December 31, 2006 and 2005, respectively, and additional paid-in capital	126,090	212,226
Retained earnings	252,322	151,426
Accumulated other comprehensive earnings (loss)	20,340	(6,671)

Total shareholders’ equity	398,752	356,981

	$798,148	$689,423

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings (Accumulated Deficit) (As Restated)(1)	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholder’s Equity (As Restated)(1)	Annual Comprehensive Earnings (Loss) (As Restated)(1)
	Shares	Amount (As Restated)(1)
Balance, December 31, 2003, as previously reported	65,725	$156,154	$1,388	$7,300	$164,842
Adjustment to opening shareholder’s equity (Note 2)	—	8,420	(11,371)	—	(2,951)

Balance, December 31, 2003, as restated	65,725	164,574	(9,983)	7,300	161,891

Net earnings for the year	—	—	70,644	—	70,644	$70,644
Income tax benefit of common stock options exercised	—	17,718	—	—	17,718	—
Repurchase of common stock	(142)	(3,144)	—	—	(3,144)	—
Common stock options exercised	3,413	16,231	—	—	16,231	—
Common stock issued pursuant to Employee Stock Purchase Plan	122	2,038	—	—	2,038	—
Stock-based compensation expense	—	632	—	—	632	—
Options issued for the Indigo acquisition	—	23,728	—	—	23,728	—
Realization of previously unrealized loss on short-term investments	—	—	—	779	779	779
Translation adjustment	—	—	—	12,981	12,981	12,981

Balance, December 31, 2004, as restated	69,118	221,777	60,661	21,060	303,498
Comprehensive earnings, year ended December 31, 2004						$84,404

Net earnings for the year	—	—	90,765	—	90,765	$90,765
Income tax benefit of common stock options exercised	—	11,590	—	—	11,590	—
Repurchase of common stock	(2,001)	(48,494)	—	—	(48,494)	—
Common stock options exercised	1,943	24,241	—	—	24,241	—
Common stock issued pursuant to Employee Stock Purchase Plan	156	3,098	—	—	3,098	—
Stock-based compensation expense	—	14	—	—	14	—
Change in minimum liability for pension plans, net of tax	—	—	—	(1,450)	(1,450)	(1,450)
Translation adjustment	—	—	—	(26,281)	(26,281)	(26,281)

Balance, December 31, 2005 as restated	69,216	212,226	151,426	(6,671)	356,981
Comprehensive earnings, year ended December 31, 2005						$63,034

Net earnings for the year	—	—	100,896	—	100,896	$100,896
Income tax benefit of common stock options exercised	—	5,473	—	—	5,473	—
Repurchase of common stock	(4,696)	(119,053)	—	—	(119,053)	—
Common stock options exercised	1,133	13,216	—	—	13,216	—
Common stock issued pursuant to Employee Stock Purchase Plan	182	3,403	—	—	3,403	—
Stock-based compensation expense	—	11,465	—	—	11,465	—
Other	—	(640)	—	—	(640)	—
Adjustment for the initial adoption of SFAS 158, net of tax	—	—	—	(1,270)	(1,270)	—
Change in minimum liability for pension plans, net of tax	—	—	—	341	341	341
Translation adjustment	—	—	—	27,940	27,940	27,940

Balance, December 31, 2006	65,835	$126,090	$252,322	$20,340	$398,752

Comprehensive earnings, year ended December 31, 2006						$129,177

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005 (As Restated)(1)	2004 (As Restated)(1)
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$100,896	$90,765	$70,644
Income items not affecting cash:
Depreciation and amortization	20,551	15,585	14,804
Disposal and write-offs of property and equipment	(113)	(74)	(10)
Deferred income taxes	(5,581)	7,403	165
Stock-based compensation arrangements	10,853	14	632
Excess income tax benefit of stock options exercised	—	11,590	17,718
Other non-cash items	655	—	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(17,533)	(35,409)	(27,752)
Increase in inventories	(26,783)	(11,217)	(10,375)
Decrease (increase) in prepaid expenses and other current assets	5,180	(12,093)	(898)
(Increase) decrease in other assets	(128)	(3,573)	235
Increase in accounts payable	4,905	3,604	1,634
Increase in deferred revenue	3,053	3,369	1,540
Increase in accrued payroll and other liabilities	6,495	2,693	2,906
Increase (decrease) in accrued income taxes	12,485	(1,167)	2,319
Increase in pension and other long-term liabilities	220	1,649	1,488

Cash provided by operating activities	115,155	73,139	75,050

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(43,039)	(34,038)	(13,886)
Proceeds on sale of property and equipment	603	252	453
Business acquisitions, net of cash acquired	—	(17,657)	(159,961)
Investment in insurance contracts	(877)	(1,000)	(1,000)
Other investments	(116)	(500)	(759)

Cash used by investing activities	(43,429)	(52,943)	(175,153)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from credit agreement	45,500	—	—
Repayments of capital leases and other long-term debt, including current portion	(56)	(105)	(3,767)
Payment of financing fees	(1,620)	—	—
Repurchase of common stock	(119,053)	(48,494)	(3,144)
Proceeds from exercise of stock options	13,216	24,241	16,231
Proceeds from shares issued pursuant to Employee Stock Purchase Plan	3,403	3,098	2,038
Excess tax benefit of stock options exercised	3,551	—	—

Cash (used) provided by financing activities	(55,059)	(21,260)	11,358

Effect of exchange rate changes on cash	14,899	(12,571)	11,444

Net increase (decrease) in cash and cash equivalents	31,566	(13,635)	(77,301)
Cash and cash equivalents, beginning of year	107,057	120,692	197,993

Cash and cash equivalents, end of year	$138,623	$107,057	$120,692

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. (the “Company”) designs, manufactures and markets thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial, and government markets worldwide. The Company’s products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for such applications as surveillance, search and rescue, and industrial analysis and monitoring; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. The Company’s thermal imaging systems use advanced infrared technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in many types of adverse conditions including through smoke, haze and most types of fog. Many of the Company’s products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated.

Foreign currency translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into US dollars at current exchange rates in effect at the balance sheet date while revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in accumulated other comprehensive earnings (loss) within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are included in the consolidated statement of operations as incurred.

The cumulative translation adjustment included in accumulated other comprehensive earnings (loss) is a gain of $22,719,000 at December 31, 2006 and a loss of $5,221,000 at December 31, 2005.

Revenue recognition

Revenue is primarily recognized upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition”, issued by the Securities and Exchange Commission in December 2003.

The Company designs, markets and sells products primarily as commercial, off-the-shelf products. Many of the Company’s Government Systems and Commercial Vision Systems customers, particularly those who use its airborne systems, request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting period, the Company recognizes revenue for the delivered elements only after it has determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. The recognition of revenue on contracts with multiple elements is consistent with guidance provided by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Revenue recognition—(Continued)

The Company also has a limited number of design and development contracts, principally with governmental customers, that are accounted for in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Under SOP 81-1, revenues and related costs are recognized using the percentage-of-completion method.

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

Provisions for estimated losses on sales or related receivables are recorded when identified. Revenue is stated net of representative commissions. Service revenue is deferred and recognized over the contract period, as is the case for extended warranty contracts, or recognized as services are provided.

Research and development

Expenditures for research and development activities are expensed as incurred.

Cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2006 and 2005 were $129,910,000 and $50,910,000, respectively.

Inventories

Inventories are generally stated at the lower of cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard basis that approximates actual cost on a first-in, first-out basis.

Inventory write-downs are recorded when conditions exist to suggest that inventories may be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. When recorded, write-downs reduce the carrying value of the Company’s inventories to their net realizable value and create a new cost-basis in the inventories.

Demonstration units

The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $16.7 million and $10.8 million at December 31, 2006 and 2005, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Property and equipment

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

Goodwill

Goodwill is reviewed in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable.

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

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $3.6 million, $2.5 million and $2.4 million, respectively.

Cost-basis investments

The Company has three investments that are accounted for on a cost basis. The carrying value of those investments at December 31, 2006 and 2005 was $1.3 million and $2.4 million, respectively, and are not in excess of their estimated fair values. The investments are included in Other Assets in the Consolidated Balance Sheets.

Earnings per share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place as of the dates that the convertible notes were issued. In addition, net earnings used for purposes of computing diluted earnings per share is net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place as of the dates that the convertible notes were issued.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Earnings per share—(Continued)

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2006	2005	2004 (As Restated)
Numerator for earnings per share:
Net earnings, as reported	$100,896	$90,765	$70,644
Interest associated with convertible notes, net of tax	4,377	4,377	4,383

Net earnings available to common shareholders—diluted	$105,273	$95,142	$75,027

Denominator:
Weighted average number of common shares outstanding	67,845	69,580	67,566
Assumed exercise of stock options, net of shares assumed reacquired under the treasury stock method	2,470	2,986	4,079
Assumed conversion of convertible notes	9,463	9,463	9,463

Diluted shares outstanding	79,778	82,029	81,108

The effect of stock options for the years ended December 31, 2006, 2005 and 2004 that aggregated 2,314,588, 1,975,643 and 13,039, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash paid for:
Interest	$7,506	$6,633	$6,902
Taxes	$19,004	$22,013	$8,301

Fair value of financial instruments

For cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and related liabilities, the carrying amount approximates the fair value of those instruments due to their short-term nature. The fair value of the long-term debt is estimated based on quoted market prices of the convertible notes. At December 31, 2006, the fair value of the notes was approximately $322.0 million.

Stock-based compensation

Prior to January 1, 2006, the Company followed the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock-based employee compensation plans, which are described more fully in Note 15. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated the financial results for prior periods.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

Under the modified prospective transition method, stock-based compensation expense is recognized for the remaining requisite service of all stock-based compensation awards granted prior to January 1, 2006, (determined under SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”)) and all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date estimated fair value (determined under SFAS 123(R)). The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for restricted stock awards which are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and restricted stock awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized during the year the related performance criteria are met because each tranche is independent of the others and if the performance criteria in a particular year is not met, the related tranche does not vest.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Income for the year ended December 31, 2006 (in thousands):

Cost of goods sold	$1,202
Research and development	3,083
Selling, general and administrative	6,568

Stock-based compensation expense before income taxes	10,853
Income tax benefit	(2,317)

Total stock-based compensation expense after income taxes	$8,536

As of December 31, 2006, stock-based compensation costs of $612,000 were capitalized in inventory and the Company had approximately $20,110,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.6 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004 (As Restated)
Net earnings—as reported	$90,765	$70,644
Add: Total stock-based compensation expense included in reported net earnings, net of tax	14	632
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(12,554)	(14,214)

Net earnings—pro forma	$78,225	$57,062

Earnings per share:
Basic—as reported	$1.30	$1.05
Diluted—as reported	$1.16	$0.93
Earnings per share:
Basic—pro forma	$1.12	$0.84
Diluted—pro forma	$1.01	$0.76

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

The following table presents the impact of the adoption of SFAS 123(R) on selected line items from the Company’s consolidated financial statements for the year ended December 31, 2006 (in thousands, except per share amounts):

	As reported under SFAS 123(R)	If reported under APB 25
Consolidated Statement of Income:
Earnings from operations	$136,955	$144,361
Earnings before income taxes	$132,611	$140,017
Net earnings	$100,896	$107,178
Basic earnings per share	$1.49	$1.58
Diluted earnings per share	$1.32	$1.40

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$115,155	$118,706
Net cash used by financing activities	$(55,059)	$(58,610)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the years ended December 31, 2006, 2005 and 2004 reported above was estimated with the following weighted-average assumptions:

	2006	2005	2004 (As Restated)
Stock Option Awards:
Risk-free interest rate	4.7%	3.5%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	2.6 years	3.0 years	3.0 years
Expected volatility	39.9%	43.5%	53.7%

Employee Stock Purchase Plan:
Risk-free interest rate	5.0%	3.8%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	40.1%	40.4%	36.9%

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2006, over 80 percent of stock options granted were performance-based options whereas prior to 2006, all stock options were time-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term. The Company uses an estimated forfeiture rate of 2 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004 (As Restated)
Stock Option Awards:
Weighted average grant date fair value per share	$7.54	$9.51	$7.73
Total fair value of awards granted	$9,921	$23,271	$20,341
Total fair value of awards vested	$5,232	$13,388	$24,721
Total intrinsic value of options exercised	$15,883	$32,940	$48,053

Restricted Stock Awards:
Weighted average grant date fair value per share	$25.12	$—	$—
Total fair value of awards granted	$12,474	$—	$—

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$7.30	$6.28	$5.66
Total fair value of shares estimated to be issued	$1,196	$1,087	$1,067

The total amount of cash received from the exercise of stock options in the years ended December 31, 2006, 2005 and 2004 was $13,216,000, $24,241,000 and $16,231,000, respectively, and the related excess tax benefit realized from the exercise of the stock options was $5,473,000, $11,590,000 and $17,718,000, respectively.

The Company elected to adopt the “long-haul” method to calculate the historical pool of windfall tax benefits, which calculates on a grant by grant basis, the windfall or excess tax benefit that arose upon the exercise of each stock option, based on a comparison to the total tax deduction to the “as-if” deferred tax asset that would have been recorded had the Company followed the recognition provisions of SFAS 123 since its effective date. Additionally, the Company elected to adopt the “tax-law ordering” method of measuring the timing in which tax deductions on stock option exercises should be recognized in the consolidated financial statements.

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

A substantial portion of the Company’s revenue is derived from sales to US and foreign government agencies (see Note 17). The Company also purchases certain key components from sole or limited source suppliers.

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

Accumulated other comprehensive earnings (loss)

Accumulated other comprehensive earnings includes cumulative translation adjustments, change in minimum liability for pension plans, and unrealized losses on short-term investments.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007 and the Company is currently assessing the impact FIN 48 will have on its financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 and the Company is currently assessing the impact SFAS 157 will have on the financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. Accordingly, the Company adopted SFAS 158 on December 31, 2006 and has recorded the minimum pension liability to Other Comprehensive Earnings (Loss) and the estimated benefit to be paid in 2007 has been reported in Other Current Liabilities. In addition, the Company measures the pension obligation as of the end of the fiscal year.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the staff’s views regarding the process of quantifying financial statement

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Recent accounting pronouncements—(Continued)

misstatements. SAB 108 addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for build up of improper amounts on the balance sheet. SAB 108 is applicable to financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 had no impact on its financial statements.

Note 2.	Restatement of Consolidated Financial Statements

Stock Option Practices

During 2006, the Company undertook a voluntary review of its historical stock option practices and related accounting treatment as a result of the apparent issuance of options on favorable dates prior to 2000. Based upon the preliminary results of this review, the Company’s Board of Directors (the “Board”) formed a Special Committee, comprised of two outside directors, to investigate stock option grants, practices and procedures from 1995 to 2006. The Special Committee conducted its investigation with the assistance of independent legal counsel from Perkins Coie, LLP and outside forensic accountants from Deloitte Financial Advisory Services, LLP which was retained by independent counsel. The Special Committee has completed its investigation and has provided its findings and recommendations to the Company’s full Board.

With respect to stock options granted during the period from early 1995 through the middle of 2000, the Special Committee found inaccuracies in the determination of measurement dates for certain stock option grants affecting the Company’s accounting and disclosures in those years. The Special Committee also found strong circumstantial evidence of the improper selection of grant dates given the lack of supporting documentation and the fact that the exercise price for certain grants were at the lowest stock price for the first quarter in each of the years from 1995 to 1999. With respect to stock options granted during the period from the middle of 2000 through 2006, the Special Committee identified certain procedural and corporate governance issues that resulted in the use of incorrect measurement dates, but did not find any evidence that grant dates were selected based upon an attempt to seek a favorable price. The Special Committee also reported that it investigated certain other option practices for the period from 1995 to 2006 and identified no evidence of improper dating of option exercises and limited exceptions related to accelerated vesting and leaves of absences.

In addition to the Special Committee’s investigation on stock option practices, the Company reviewed restricted stock grants from 1996 through 2006. The Company’s review of restricted stock grants from 1996 through 1999 also found strong circumstantial evidence of the improper selection of measurement dates used to recognize compensation expense during those years.

Based on the findings of the Special Committee’s investigation and the Company’s subsequent internal analysis, including the Company’s findings on restricted stock, the Company has concluded, and the Audit Committee of the Board has agreed, that a restatement of certain of the Company’s annual historical consolidated financial statements is appropriate. Therefore, the Company is recording additional non-cash compensation expense and related tax effects with regard to past stock-based compensation programs, and it is restating previously issued financial statements. The aggregate non-cash compensation expense that is being recognized from 1995 through 2004 is $14.3 million, before related tax effects. The adjustments to record the non-cash compensation expense also resulted in the recognition of additional payroll tax obligations of $1.8 million during that period, resulting in a cumulative reduction in earnings before taxes of $16.1 million through 2004. Since a portion of the compensation expense for financial statement purposes is not yet recognizable as a deduction for tax purposes, the aggregate benefit to the Company’s income tax provision during this period that is being recognized through the recording of deferred tax assets is $3.9 million, thereby resulting in a cumulative

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Stock Option Practices—(Continued)

net income effect of $12.2 million for all adjustments being made from 1995 through 2004. The net income effect recorded was $0.9 million in 2004 and $11.4 million, cumulatively, prior to 2004.

According to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related authoritative accounting literature in place prior to 2006, the measurement date for accounting purposes is the first date on which both the number of shares that an individual is entitled to receive and the option or purchase price, if any, are known. For each option or share granted, APB 25 requires the recognition of compensation expense equal to the market price of the stock at the measurement date minus the amount, if any, that an individual is required to pay for the option or share. The measurement date does not change the effective date of a grant but does determine the compensation expense, if any, required to be recognized for accounting purposes in connection with the grant. As a result of the Company’s review of stock option and restricted stock grants between 1995 and 2006, the Company has, in certain cases, established new measurement dates based upon the date the Company believes that the APB 25 criteria were satisfied. In cases where the Company established a new measurement date, it considered information that included, but was not limited to: dates that option grants were communicated to individuals; dates that option grant details were provided to third-party service providers or used internally to enter the grants into the stock option system; contemporaneous emails; minutes of meetings of the Board and the Compensation Committee; information obtained in interviews with current and former Compensation Committee members and the Company’s management and employees; payroll records; personnel files; and various records maintained by the Company’s Legal, Finance and Human Resources Departments. For grants for which there was not sufficient evidence and documentation to support the original measurement date or determine the precise date when the number of options and exercise price were finalized, the Company used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such grants.

The following summarizes the results of the investigation of the Special Committee and the Company’s review and the impact of the primary stock option and restricted stock accounting errors, in terms of the non-cash compensation expense before related tax effects, underlying this restatement. All references to the number of options or restricted shares and share prices in this discussion have been adjusted for all stock splits since 1995.

Inaccurate measurement dates for certain stock options and restricted shares granted between January 5, 1995 and June 30, 2000.

During the period from January 5, 1995 through June 30, 2000 the Company issued a total of 10.6 million stock options, with 7.0 million issued as part of annual bonus programs, 1.3 million issued in connection with acquisitions, 0.5 million issued to non-employee directors and 1.8 million issued for other purposes, primarily in connection with hiring and promoting employees. The Company has determined that inaccurate measurement dates were used in connection with all six of the annual stock option bonus grants during this period. The Company also had a restricted stock program for officers from 1996 through 1999 and has determined that inaccurate measurement dates were used to originally recognize compensation expenses for all awards made under the restricted stock programs which totaled 0.6 million shares. The amount of additional compensation expense being recorded during this period for both stock option grants and restricted stock awards is $3.6 million. The discussion following each of the italicized headings below provides further details of the types of errors identified and accounts for the entire $3.6 million of additional compensation expense arising from awards between 1995 and the middle of 2000.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Stock Option Practices—(Continued)

The Company’s determination of the appropriate measurement date to be used for stock option grants between January 5, 1995 and June 30, 2000 was based upon the best available information or corroborative evidence for each respective grant as described below.

Errors arising from likely grant dates selected in hindsight and incomplete lists of awards on option grant dates—$2.6 million.

The Special Committee identified strong circumstantial evidence that option grant dates used for annual awards from 1995 through 1999, totaling 5.4 million options, were selected based upon stock price considerations, likely using hindsight. Additionally, there was inadequate documentation to validate that complete lists of recipients of awards were available on the grant dates used. Option awards on January 6, 1995, January 19, 1996, January 2, 1997, February 3, 1998 and March 5, 1999 were dated prior to the dates on which complete lists of stock option recipients appear to have been available. The option grants in each of those years were dated as of the dates that had the lowest stock price in the first quarter of each respective year. These options were awarded in conjunction with an annual performance review program that occurred during the first quarter of each year. The Company has determined that the appropriate measurement date for these grants to be the date on which complete lists of stock option recipients or other corroborative evidence, including third-party billing statements and option agreements, were available. The aggregate additional compensation expense related to these errors is $2.6 million.

Errors relating to valuing compensation expense related to restricted stock awards with some measurement dates likely selected in hindsight—$0.7 million.

Beginning in 1996, the Company had a restricted stock program for officers. Under this program, officers were eligible to receive a maximum number of shares based upon attainment of defined annual financial performance criteria with the size of each award based upon the level of attainment of the performance criteria. Between 1996 and 1999, a total of 0.6 million shares were awarded to officers. Compensation expense was recognized in each respective year based upon the market price on the originally determined measurement date, with the measurement dates used in 1998 (October 7) at the lowest price in the fourth quarter and second lowest price in the year, and in 1999 (October 21) on the lowest price of the year. Actual results against the performance criteria could not be determined until after the end of each respective year and after the Compensation Committee had been given the opportunity to make any discretionary adjustments that were provided under the program. Accordingly, the Company has determined the measurement date for the awards for the 1996 and 1997 programs should have been the date of the first Board meetings after the completion of the audits for those years. For the 1998 and 1999 program years, however, shares were awarded before the end of each year apparently in anticipation of annual results. For 1998 and 1999, the Company has determined that the measurement date should have been the date that a list of the awards was provided to its transfer agent for the issuance of shares, which occurred in December 1998 and 1999, respectively. The aggregate compensation expense related to these errors on restricted stock is $0.7 million.

Errors related to incomplete list of awards on options grant date—$0.3 million.

On April 17, 2000, the Company awarded to most US based employees options to purchase an aggregate of 1.6 million shares of common stock, primarily based upon length of service criteria. Due to the financial difficulties the Company was experiencing at that time, the broad issuance of options was in lieu of cash bonuses

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Stock Option Practices—(Continued)

normally paid at that time of the year. The option grant date coincided with the public release of audited financial statements for the 1999 calendar year. Although the majority of awards were based on length of service criteria for each individual, there were sufficient exceptions made to that criteria in establishing the final list of awards that the Company has determined the appropriate measurement date for these awards should have been the date when such lists were final and provided to the third-party who was responsible for generating individual option agreements. The compensation expense related to this error was $0.3 million.

Inaccurate measurement dates for certain stock options and restricted shares granted between July 1, 2000 and February 4, 2005.

During the period from July 1, 2000 through December 31, 2006 the Company issued a total of 18.9 million stock options, with 7.2 million issued to officers for either retention or bonus purposes, 7.3 million issued to employees other than officers for either retention or bonus purposes, 1.4 million issued in connection with acquisitions, 1.2 million related to the 2000 hiring of Earl Lewis, its President and Chief Executive Officer, 0.9 million issued to non-employee directors and 0.9 million shares issued for other purposes, primarily related to hiring of employees. The Company has determined that inaccurate measurement dates were used during the period from July 1, 2000 through February 4, 2005 related to 7.0 million options issued for retention and bonuses purposes, with 4.1 million and 2.9 million for officers and employees, respectively. The Company has also determined that extensions of time given to two former employees to exercise options should have been accounted for differently. The discussion following each of the italicized headings below provides further details of the types of errors identified and accounts for the $10.7 million of additional compensation expense arising from awards between July 1, 2000 and December 31, 2006.

Errors related to incomplete list of awards on options grant date—$6.5 million.

The Company has identified three instances where lists of stock option recipients approved by the Compensation Committee were either incomplete or subsequently modified, as follows:

•

On December 27, 2001, the Compensation Committee awarded options to purchase 2.8 million shares of common stock to officers for bonus purposes at an exercise price of $9.25. The Compensation Committee award was made with an understanding that there were 3.0 million shares available under the Company’s 1992 Stock Incentive Plan (the “1992 Plan”). Shortly thereafter, the Company determined that the number of shares available under the 1992 Plan was actually 2.5 million shares. In order to remain in compliance with the 1992 Plan, the Company’s officers voluntarily agreed to forfeit certain of the options awarded to them. The final award of 2.4 million options was determined at the time of the next meeting of the Compensation Committee, which was February 12, 2002. The market price of the Company’s common stock on that day was $11.73. The Company has determined that the measurement date for these option grants should have been February 12, 2002 when the list of awards was final. The compensation expense related to these grants is $5.9 million.

•

On January 8, 2004, the Compensation Committee approved the issuance of 1.8 million stock options to a pool of employees. The market price on that day was $19.58. The complete list of option recipients and the number of options awarded to each recipient was not final until February 17, 2004 when the market price was $19.94. The Company has determined the measurement date for these option grants should have been February 17, 2004 and is thus recognizing compensation expense for these grants of $0.6 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Stock Option Practices—(Continued)

•

On February 4, 2005, the Compensation Committee approved the award of 1.1 million stock options to a list of employees at an exercise price of $31.40. Because there were modifications made to the list subsequent to the Compensation Committee’s meeting, the Company has determined the measurement date for these grants should have been February 28, 2005 when the list was final and all employees were notified of their individual awards. However, since the market price on that day was $31.25, no compensation expense is required to be recognized.

Error related to failure to recognize performance criteria on stock options—$3.0 million.

On January 1, 2001, the Company awarded shares of restricted stock to officers that had vesting provisions based upon the attainment of certain financial results for that year. On September 7, 2001, the Company’s Chief Executive Officer submitted a proposal to the Compensation Committee to convert the shares of restricted stock to stock options. On September 12, 2001, the Compensation Committee approved the proposal and awarded 0.7 million stock options to the Company’s US officers. The market price on that day was $7.22. However, the Special Committee determined that the Compensation Committee intended to apply the performance criteria in place for the restricted stock grants to the stock options. Since one of the restrictions deemed intended by the Compensation Committee related to the completion of the audit for fiscal 2001, the Company has determined that the measurement date for these grants should have been February 12, 2002 when the Board met and accepted the audited 2001 financial statements. Accordingly, and based on the market price of $11.73 on that day, the Company is recognizing compensation expense of $3.0 million.

Error related to extension of time to exercise stock options—$1.0 million.

During 2001, the Company allowed two individuals an extension of time to exercise vested stock options past the time provided for in their option agreements. The Company has determined that the extension of time resulted in a new award for those individuals and it should have recognized compensation expense for the fair value of such new awards on the dates when the respective shares would have been cancelled. The compensation expense recognized for these new awards is $1.0 million.

Error related to stock options granted subject to shareholder approval of option plan—$0.1 million.

On February 12, 2002, the Compensation Committee awarded options to purchase 1.0 million shares of common stock at an exercise price of $11.73 to officers contingent upon shareholder approval of a new stock option plan at the Annual Meeting to be held on April 24, 2002. The plan was approved and the options issued. However, since the options were subject to the shareholders’ approval of the plan, the measurement date should have been the day of the approval when the market price was $11.81. Consequently the Company is recognizing compensation expense of $0.1 million for these grants.

Other Adjustments and Reclassifications

The Company has also adjusted previously recognized deferred tax assets that were originally recorded as a credit through additional paid-in capital (shareholders’ equity) in previous periods as a result of certain stock options that did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m). The adjustments primarily impact previously reported net operating loss carryforwards and the amount of deferred tax assets and accrued income taxes reported in the Consolidated Balance Sheets. Since

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Other Adjustments and Reclassifications—(Continued)

the original tax benefit of these items was recorded through shareholders’ equity, there is no impact to the previously reported Consolidated Statements of Income related to the resulting section 162(m) limitations. The section 162(m) limitations resulted in a cumulative reduction in net operating losses of $33.5 million and a cumulative increase in income taxes payable, net of tax credit utilization, of $8.9 million as of December 31, 2006.

Incremental Impact

The incremental impact from recognizing stock-based compensation and related payroll and income tax effects resulting from the restatement is as follows (in thousands):

Years Ended December 31,	Pretax Expense	After Income Tax Expense
1995	$181	$181
1996	333	333
1997	725	725
1998	1,000	1,000
1999	801	801
2000	569	569
2001	2,944	2,114
2002	4,975	2,836
2003	3,219	2,812

Total 1995-2003 Impact	14,747	11,371

2004	1,368	851
2005	—	—
2006	—	—

Total	$16,115	$12,222

An income tax benefit of $1.4 million was recognized in 2002 related to the reversal of the valuation allowance for the years 1995 to 2000 on deferred tax assets related to stock-based compensation expense, payroll taxes and net operating losses as the Company had a full valuation allowance related to these periods which was no longer necessary in 2002.

A deferred tax asset has not been recognized for the stock-based compensation expense related to the options granted to officers of the Company subject to Internal Revenue Code section 162(m). The net impact to the Statements of Income of the permanent disallowance of the tax benefit under section 162(m) is $54,000, $832,000, $1,175,000 and $282,000 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively, which effectively reduces the tax benefit recorded for those periods.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Incremental Impact—(Continued)

The following table presents the effect of the stock-based compensation expense adjustments and related tax effects made to the Company’s previously reported Consolidated Statement of Income for the year ended December 31, 2004 (in thousands, except per share amounts):

	Year Ended December 31, 2004
	As Reported	Adjustment	As Restated
Revenue	$482,651	$—	$482,651
Cost of goods sold	233,492	—	233,492

Gross profit	249,159	—	249,159
Operating expenses:
Research and development	45,796	—	45,796
Selling, general and administrative	94,237	1,368	95,605

Total operating expenses	140,033	1,368	141,401

Earnings from operations	109,126	(1,368)	107,758
Interest expense	8,092	—	8,092
Interest income	(475)	—	(475)
Other (income) expense, net	1,600	—	1,600

Earnings before income taxes	99,909	(1,368)	98,541
Income tax provision	28,414	(517)	27,897

Net earnings	$71,495	$(851)	$70,644

Net earnings per share:
Basic	$1.06	$(0.01)	$1.05

Diluted	$0.94	$(0.01)	$0.93

The following table presents the effect of the stock-based compensation expense adjustments and related tax effects made to the Company’s previously reported Consolidated Balance Sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As Reported	Adjustment	As Restated
Current assets:
Deferred income taxes, net	$18,709	$3,459	$22,168
Total current assets	405,538	3,459	408,997
Deferred income taxes, net	8,415	(8,415)	—
Total assets	694,379	(4,956)	689,423
Current liabilities:
Accrued payroll and related liabilities	20,374	1,802	22,176
Accrued income taxes	3,148	810	3,958
Total current liabilities	90,050	2,612	92,662
Long-term liabilities:
Deferred income taxes, net	10,779	4,433	15,212
Shareholders’ equity:
Common stock and additional paid-in capital	212,005	221	212,226
Retained earnings	163,648	(12,222)	151,426
Total shareholders’ equity	368,982	(12,001)	356,981
Total liabilities and shareholders’ equity	694,379	(4,956)	689,423

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Restatement of Consolidated Financial Statements—(Continued)

Incremental Impact—(Continued)

The adjustments that were made to the December 31, 2005 Consolidated Balance Sheet are due to the following:

•

The increase to deferred income tax assets - current results from the reclassification of federal income tax credits from non-current deferred income tax assets, net of the additional utilization of net operating loss carryforwards due to the impact of IRC section 162(m);

•	The decrease to deferred income tax assets - long term relates to the reclassification of the tax assets to deferred tax liabilities;

•

The increase to accrued payroll and related liabilities pertains to the cumulative additional payroll tax expense related to the change in classification of the options from incentive stock options to non-qualified stock options;

•

The increase to income taxes payable is the additional 2005 tax liability after the utilization of the net operating losses and federal tax credits caused by the disallowance of stock deductions under IRC section 162(m);

•	The increase to the deferred income tax liabilities relates to the reclassification of certain federal tax credits from long-term deferred tax assets;

•

The increase to additional paid-in capital is the impact of the cumulative non-cash stock-based compensation, the cumulative additional excess tax deductions upon exercise and the disallowance of prior stock option deductions due to IRC section 162(m); and

•	The decrease to retained earnings is the cumulative income statement impact associated with the additional stock-based compensation expense and related tax effects recognized.

The impact of the adjustments to the Consolidated Balance Sheet on a quarterly basis would not be materially different from the adjustment as of December 31, 2005 to warrant provision for disclosure of quarterly information.

The following table presents the effect of the stock-based compensation expense adjustments and related tax effects made to the Company’s previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005			2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash provided by operating activities:
Net earnings	$90,765	$—	$90,765	$71,495	$(851)	$70,644
Deferred income taxes	6,000	1,403	7,403	(5,936)	6,101	165
Stock-based compensation arrangements	14	—	14	—	632	632
Excess income tax benefit of stock options	13,916	(2,326)	11,590	24,223	(6,505)	17,718
Increase in accrued payroll and other liabilities	2,693	—	2,693	2,170	736	2,906
Increase in accrued income taxes	(2,090)	923	(1,167)	2,432	(113)	2,319

See also Notes 1, 13 and 17 for impacts of the restatement.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.6 million and $1.3 million at December 31, 2006 and 2005, respectively.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw material and subassemblies	$85,860	$66,553
Work-in-progress	35,057	23,994
Finished goods	15,011	13,290

	$135,928	$103,837

Note 5.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2006	2005
Land	—	$7,060	$5,300
Buildings	30 years	32,340	20,115
Machinery and equipment	3 to 10 years	59,878	43,854
Office equipment and other	1 to 10 years	54,625	42,804

		153,903	112,073
Less accumulated depreciation		(61,747)	(52,594)

		$92,156	$59,479

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $12,465,000, $8,481,000 and $7,721,000, respectively.

Note 6.	Goodwill

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997, its acquisition of Indigo Systems Corporation in 2004 and its acquisition of Brysen Optical Corporation and Scientific Materials Corporation in 2005. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of the reporting units, the Company relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Goodwill—(Continued)

value of a business is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return and are analyzed with the boundary of the overall market capitalization of the Company.

As of June 30, 2006, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2006, there have been no triggering events that would require an updated impairment review.

Goodwill by reporting segment is as follows (in thousands):

	December 31,
	2006	2005
Thermography	$47,658	$45,595
Government Systems	8,295	8,328
Commercial Vision Systems	103,849	104,142

	$159,802	$158,065

Note 7.	Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2006	2005
Acquired identifiable intangibles	7 to 15 years	$54,594	$54,040
Less accumulated amortization		(17,674)	(11,262)

Net acquired identifiable intangibles		36,920	42,778

Patents and trademarks	17 years	5,052	4,458
Less accumulated amortization		(3,083)	(2,547)

Net patents and trademarks		1,969	1,911

Cooperation agreement and other	10 years	3,656	3,679
Less accumulated amortization		(1,628)	(1,467)

Net cooperation agreement and other		2,028	2,212

		$40,917	$46,901

Acquired identifiable intangible assets of $48,000,000 were acquired as part of the acquisition of Indigo Systems Corporation, $2,540,000 were acquired as part of the Brysen Optical Corporation acquisition and $4,054,000 were acquired as part of the Scientific Materials Corporation acquisition.

The aggregate amortization expense recorded in 2006 was approximately $8,086,000. The future estimated aggregate amortization expenses are approximately $8,032,000 in the years 2007, 2008, 2009, 2010 and $5,312,000 in 2011.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment whenever an impairment indicator exists. The Company continually monitors for events and changes in circumstances that could indicate that the carrying amounts of the Company’s intangible

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Intangible Assets—(Continued)

assets may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are determined to be less than the carrying amount of the intangible assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in the years ended December 31, 2006, 2005 or 2004.

Note 8.	Credit Agreements

On October 6, 2006, the Company signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. This Agreement replaces a credit agreement dated April 28, 2004. The Credit Agreement provides for a $300 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting the Company and certain designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At December 31, 2006, the interest rate ranged from 6.10 percent to 8.25 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2006, the Company had $45.5 million outstanding under the Credit Agreement. The Company had $5.5 million of letters of credit outstanding under the Credit Agreement at December 31, 2006, which reduces the total available credit.

The Company, through its Sweden subsidiary, has a 30 million Swedish Kroner (approximately $4.4 million) line of credit at 3.70 percent at December 31, 2006. At December 31, 2006, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis.

Note 9.	Accrued Product Warranties

The Company generally provides a twelve month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005
Accrued product warranties, beginning of year	$5,059	$5,465
Amounts paid for warranty services	(5,241)	(5,454)
Warranty provisions for products sold	5,356	5,048

Accrued product warranties, end of year	$5,174	$5,059

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Long-Term Debt

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

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Convertible notes	$210,000	$210,000
Issuance cost of the convertible notes	(2,993)	(3,869)
Other long-term debt	17	24

	$207,024	$206,155

During the quarter ended September 30, 2004, one of the terms that allow for conversion of the Company’s convertible notes, as described in the prospectus, was met. As of December 31, 2006, no note holders have elected to convert their notes into Company stock.

Note 11.	Commitments

The Company leases some of its primary facilities under various operating leases that expire in 2007 through 2017. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $7.5 million, $6.9 million and $6.9 million, respectively. The future minimum obligations under operating leases, net of sublease income of $109,000 in 2007, are as follows (in thousands):

Operating Leases
2007	$6,934
2008	6,040
2009	5,839
2010	4,774
2011	4,145
Thereafter	6,737

Total minimum payments	$34,469

Note 12.	Contingencies

The Company has been named as a nominal defendant in four shareholder derivatives cases filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Contingencies—(Continued)

R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al. Plaintiffs have filed an unopposed motion to consolidate the four lawsuits into one case. The complaints allege that certain stock options granted by the Company were dated improperly, and purport to assert claims under various common law theories and under the federal securities law, and allege the Company is entitled to damages from various individual defendants on a variety of legal theories. The Company may be liable for the costs of defending the claims against the individuals being sued, under the Company’s Articles of Incorporation, as amended. As of December 31, 2006, the Company is unable to reasonably estimate these costs.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 13.	Income Taxes

SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events and basis differences that have been recognized in the Company’s financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004 (As Restated)
United States	$64,606	$57,335	$45,144
Foreign	68,005	64,889	53,397

	$132,611	$122,224	$98,541

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes—(Continued)

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004 (As Restated)
Current tax expense (benefit):
Federal	$17,839	$13,346	$(20)
State	1,405	1,294	(703)
Foreign	21,110	7,985	10,738

	40,354	22,625	10,015

Deferred tax expense (benefit):
Federal	(641)	6,682	14,514
State	761	(879)	1,771
Foreign	(8,759)	3,031	1,597

	(8,639)	8,834	17,882

Total provision	$31,715	$31,459	$27,897

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2006	2005 (As Restated)
Allowance for doubtful accounts	$243	$221
Accrued product warranties	1,126	1,327
Inventory basis differences	9,039	6,876
Accrued liabilities	1,835	2,154
Deferred revenue	2,384	660
Credit carryforwards	—	10,915
Related party payables	359	—
Other	276	15

Net current deferred tax assets	$15,262	$22,168

Net operating loss carryforwards	$3,790	$—
Credit carryforwards	8,617	—
Domestic depreciation	(3,501)	—
Supplemental Executive Retirement Plan	3,945	—
Stock-based compensation	2,107	—
Intangibles	(12,230)	—
Accrued payroll tax	575	—
Other	384	—

Net long-term deferred tax assets	$3,687	$—

Foreign net operating loss recapture	$(713)	$(612)
Foreign depreciation	(1,042)	(636)
Stock-based compensation	344	—
Foreign untaxed legal reserves	—	(9,424)
Foreign pension	(981)	(107)
Net operating loss carryforwards	—	3,425
Credit carryforwards	—	3,199
Domestic depreciation	—	(1,221)
Supplemental Executive Retirement Plan	—	2,390
Stock-based compensation	—	391
Intangibles	—	(13,191)
Accrued payroll tax	—	574

Long-term deferred tax liabilities	$(2,392)	$(15,212)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2006	2005	2004 (As Restated)
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(7.9)	(8.6)	(5.0)
Federal and state income tax credits	(2.7)	(3.4)	(2.8)
State taxes	1.8	1.0	1.0
Non-deductible expenses	1.9	1.3	0.1
Repatriation of foreign earnings	—	0.8	—
Recognition of foreign tax credits	(2.7)	—	—
Other	(1.5)	(0.4)	—

Effective tax rate	23.9%	25.7%	28.3%

At December 31, 2006, the Company had US tax net operating loss carryforwards totaling approximately $3.3 million and state tax net operating loss carryforwards totaling approximately $28.8 million which expire in the years 2019 through 2025. Additionally, the Company has various state tax credits available aggregating $1.3 million (net of federal benefit), which expire in the years 2008 through 2026.

SFAS 109 requires that the tax benefits described above be recorded as an asset when the benefits are probable of being recognized. To the extent that management assesses the realization of such assets to be “more likely than not,” a valuation allowance is required to be recorded. Based on this guidance, the Company believes that the net deferred tax assets of $18.9 million reflected on the December 31, 2006 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance. The Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

US income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries, as the Company currently intends to reinvest the earnings in operations outside the US.

Note 14.	Capital Stock

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Capital Stock—(Continued)

exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights’ then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 15.	Stock-based Compensation

Stock Incentive Plans

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock awards) granted under three plans, the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Prior to January 1, 2006, all stock options granted were time-based with vesting schedules ranging from immediate vesting to vesting over three years and generally expire ten years from the grant date. The Company has discontinued issuing option awards out of the 1992 Plan and the 1993 Plan, but previously granted options under those plans remain outstanding until their expiration.

During 2006, the Company also began granting performance-based options and restricted stock awards. The vesting of performance-based options is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Restricted stock awards are time-based and generally vest over a three year period.

The Company also has stock options that it issued as replacement options in connection with the acquisition of Indigo Systems Corporation in 2004.

Shares issued as a result of stock option exercises and the vesting of restricted stock are new shares.

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,395,674	$18.09	6.4
Granted	1,316,500	25.26
Exercised	(1,133,285)	11.66
Forfeited	(166,565)	31.23

Outstanding at December 31, 2006	8,412,324	$19.82	6.1	$104,997

Exercisable at December 31, 2006	6,408,952	$17.45	5.3	$96,175

Vested and expected to vest at December 31, 2006	8,312,155	$19.73	6.1	$104,556

1,042,200 performance-based options were granted, net of forfeitures, during the year ended December 31, 2006 and were outstanding at December 31, 2006.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation—(Continued)

Stock Incentive Plans—(Continued)

Information with respect to restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	496,620	25.12
Vested	—	—
Forfeited	(36,380)	25.14

Outstanding at December 31, 2006	460,240	$25.12

As of December 31, 2006, there are 11,790,191 shares of common stock reserved for future issuance under all of the stock incentive plans.

Employee Stock Purchase Plan

Additionally, the Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85% of the fair market value at the lower of either the date of enrollment or the purchase date.

There were 181,827 shares issued under the ESPP during the year ended December 31, 2006 and 4,537,096 shares remain available at December 31, 2006 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $2.9 million, $2.7 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain US officers of the Company.

During 2006, the Company adopted SFAS 158, which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Accordingly, the Company has recorded the minimum pension liability to Other Comprehensive Earnings (Loss) and the estimated benefit to be paid in 2007 has been reported in Other Current Liabilities. In addition, the Company measures the pension obligation as of the end of the fiscal year. The following table presents the impact of the adoption of SFAS 158 on selected lines from the Company’s Consolidated Balance Sheet as of December 31, 2006 (in thousands):

	December 31, 2006
	Before adoption of SFAS 158	Adjustments	After adoption of SFAS 158
Deferred income taxes, net (non-current)	$2,321	$1,366	$3,687
Other assets	17,610	(2,494)	15,116
Accumulated other comprehensive earnings (loss)	21,610	(1,270)	20,340

Amounts recognized in Other Comprehensive Earnings (Loss) during the years ended December 31, 2006 and 2005, net of tax, is as follows (in thousands):

	Year Ended December 31,
	2006	2005
Net earnings (loss)	$62	$(1,576)
Prior service cost	(982)	—
Transition obligation	(9)	126

	$(929)	$(1,450)

Components of Other Comprehensive Earnings (Loss) related to the Company’s pension plans as of December 31, 2006 and 2005 is as follows (in thousands):

	December 31,
	2006	2005
Net loss	$(1,514)	$(1,576)
Prior service cost	(982)	—
Transition obligation	117	126

	$(2,379)	$(1,450)

There were no amounts recognized in Other Comprehensive Earnings (Loss) related to pension plans as of and for the year ended December 31, 2004.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

The amortization of the transition obligation recognized in net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004, are $38,000, $37,000 and $38,000, respectively.

A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at January 1	$14,213	$12,461
Service costs	215	247
Interest costs	746	650
Actuarial (gain) loss	(1,111)	1,888
Benefits paid	(350)	(177)
Foreign currency exchange changes	724	(856)

Benefit obligation at December 31	$14,437	$14,213

Fair value of plan assets at December 31	$—	$—

Unfunded status at December 31	$14,437	$14,213

Amounts recognized in the balance sheets consist of:
Non-current assets	$—	$1,821
Current liabilities	305	—
Non-current liabilities	14,132	12,841

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2006	2005
Net periodic benefit cost:
SERP:
Discount rate	5.60%	5.60%
Rate of increase in compensation levels	5.00%	4.50%
Defined benefit pension plan for employees outside the US:
Discount rate	4.00%	4.00%
Funded status and projected benefit obligation:
SERP:
Discount rate	5.75%	5.60%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the US:
Discount rate	4.00%	4.00%

The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.

A pension liability of $3.7 million and $3.8 million as of December 31, 2006 and 2005, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs. The measurement date used for the pension plans is December 31, and at December 31, 2006 and 2005, the accumulated benefit obligation was $14.4 million and $12.8 million, respectively.

Benefits expected to be paid under the plans, approximately, are (in thousands):

2007	$305
2008	419
2009	866
2010	889
2011	906
Five years thereafter	4,838

$8,223

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Service costs	$215	$247	$335
Interest costs	746	650	614
Net amortization and deferral	407	277	207

Net periodic pension costs	$1,368	$1,174	$1,156

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

Components of net periodic benefit cost expected to be recognized from amounts in Other Comprehensive Earnings (Loss) during the year ending December 31, 2007 is as follows (in thousands):

Year Ending December 31, 2007
Net loss	$(64)
Net prior service cost	(141)
Net transition amount	30

$(175)

The Company also has a funded retirement obligation to a former executive officer that has been recorded at its present value and is reported in current and other long-term liabilities based on the expected payout.

Note 17.	Operating Segments and Related Information

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

The Government Systems and Commercial Vision Systems markets are both comprised of applications focused on providing enhanced vision capabilities utilizing infrared energy and in the case of many Government System products additional sensor technologies such as visible cameras, low light cameras and lasers.

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

During the year ended December 31, 2006, the Company separated the Imaging segment into the Government Systems and Commercial Vision Systems segments described above. Accordingly, the Company has restated previously reported periods on a comparable basis.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004 (As Restated)
Revenue—External Customers:
Thermography	$219,218	$183,606	$155,956
Government Systems	258,436	241,359	250,295
Commercial Vision Systems	97,346	83,596	76,400

	$575,000	$508,561	$482,651

Revenue—Intersegments:
Thermography	$—	$—	$—
Government Systems	11,263	17,137	15,311
Commercial Vision Systems	26,082	15,041	8,070
Eliminations	(37,345)	(32,178)	(23,381)

	$—	$—	$—

Earnings (loss) from operations:
Thermography	$71,183	$60,850	$51,201
Government Systems	69,969	78,004	79,728
Commercial Vision Systems	17,744	8,257	(1,182)
Other	(21,941)	(21,158)	(21,989)

	$136,955	$125,953	$107,758

Segment assets (accounts receivable and inventories):
Thermography	$90,968	$67,094
Government Systems	169,413	142,318
Commercial Vision Systems	43,049	37,207

	$303,430	$246,619

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$315,088	$286,879	$281,139
Europe	167,025	133,877	123,996
Other foreign	92,887	87,805	77,516

	$575,000	$508,561	$482,651

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area—(Continued)

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2006	2005
United States	$268,313	$250,430
Europe	39,678	29,996

	$307,991	$280,426

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
US government	$183,727	$167,462	$191,874

Note 18.	Business Acquisitions

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

On November 23, 2005, the Company acquired the outstanding stock of Scientific Materials Corporation (“SMC”), a supplier of laser assemblies, laser components and materials, for $13.6 million in cash. The acquisition was accounted for as a purchase and as a result, SMC has become a wholly owned subsidiary of the Company. The operations of SMC are not material to the Company’s consolidated financial statements. The purchase price, including professional fees and other costs directly associated with the acquisition, has been allocated as follows (in thousands):

Net tangible assets	$2,520
Net deferred tax liability	(318)
Identifiable intangible assets	4,054
Goodwill	7,352

Total purchase price	$13,608

Note 19.	Repurchase of Company Stock

In April 2005 and February 2006, the Company’s Board of Directors authorized the repurchase of 3.0 million shares and 5.0 million shares, respectively, of the Company’s outstanding shares of common stock in

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Repurchase of Company Stock—(Continued)

the open market. The April 2005 authorization expired in April 2006 and the February 2006 authorization expired in February 2007. Under these authorizations, the Company has repurchased 4.7 million shares for a total of $119.1 million during the year ended December 31, 2006 and 2.0 million shares for a total of $48.5 million during the year ended December 31, 2005.

Note 20.	Subsequent Event (Unaudited)

In February 2007, the Company’s Board of Directors authorized the repurchase of an additional 6.0 million shares of the Company’s outstanding shares of common stock in the open market. This authorization expires in February 2009.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2006
Revenue	$117,339	$138,550	$133,212	$185,899
Gross profit	60,848	73,911	75,711	104,443
Net earnings	12,659	21,411	27,070	39,756
Net earnings per share:
Basic	$0.18	$0.31	$0.40	$0.61
Diluted	$0.17	$0.28	$0.36	$0.53

2005
Revenue	$108,317	$130,966	$113,031	$156,247
Gross profit	58,586	71,327	60,120	86,661
Net earnings	14,707	24,572	17,344	34,142
Net earnings per share:
Basic	$0.21	$0.35	$0.25	$0.49
Diluted	$0.19	$0.31	$0.22	$0.43

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

During the third quarter of 2006, the Company recognized discrete items for tax purposes relating to the recognition of foreign tax credits, which resulted in a $2.9 million reduction of income tax expense.

During the fourth quarter of 2006, the Company recognized discrete tax items that resulted in a net decrease of income tax expense of $3.5 million, including a decrease of $1.3 million related to the recognition of Federal research and development tax credits which were re-enacted in December 2006 and $2.2 million related to other prior period discrete tax items related to intercompany profit in inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Assessment of Restatement of Consolidated Financial Statements and Prior Period Controls

As disclosed in the Explanatory Note preceding Part I of this Annual Report on Form 10-K and in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements, a Special Committee of our Board of Directors undertook an investigation of stock option practices and procedures from 1995 through 2006. The Special Committee conducted its investigation with the assistance of independent legal counsel and forensic accountants. As a result of the Special Committee’s investigation, our management and the Audit Committee determined that incorrect measurement dates were used for financial statement purposes for certain stock-based compensation awards. Therefore, we have recorded additional non-cash compensation expense and related tax effects and are restating our previously filed financial statements in this Annual Report on Form 10-K.

The Special Committee’s investigation determined that certain procedural and corporate governance issues resulted in the incorrect use of measurement dates from January 5, 1995 through February 4, 2005 and we believe that our internal controls were not sufficient to prevent such errors. However, the errors related to stock option awards after February 12, 2002 required immaterial accounting adjustments. We have implemented certain improvements in option grant procedures since 2005, including the validation of the existence of complete and final lists of awards on the date of grants, as well as other improvements. Although we have restated our Consolidated Financial Statements for the years ended December 31, 2005 and 2004 and the notes thereto, as well as the Selected Financial Data for the years ended December 31, 2005, 2004, 2003 and 2002, we believe that our controls and procedures relating to our past stock option practices did not represent a material weakness in our controls and procedures as of December 31, 2006. The Special Committee’s investigation has provided certain recommendations based upon standards of best practices, including adoption of a written equity compensation policy and certain improvements in option grant procedures. We are in the process of evaluating and implementing the recommendations from the Special Committee.

REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FLIR Systems, Inc. (an Oregon corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FLIR Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon

March 16, 2007

ITEM 9B.	OTHER INFORMATION

Employment Agreements.

Earl R. Lewis. On March 14, 2007, the Company entered into an Employment Agreement with Earl R. Lewis pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Lewis and the Company dated as of February 14, 2006. The Agreement is for a term ending January 1, 2009, and provides for a minimum annual base salary of $750,000 for 2007 and $800,000 for 2008. Pursuant to the Agreement, Mr. Lewis will also be eligible for bonuses, incentive payments, and grants of stock options as determined by the Compensation Committee of the Company’s Board of Directors. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year’s base salary to Mr. Lewis’ estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a bonus in an amount not less than one year’s base salary. In addition, if the Company terminates the Agreement without Cause, all options and other equity awards granted to Mr. Lewis would immediately vest. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers and specifies the time periods during which options granted after the date of the Agreement may be exercised after termination of the Agreement. The foregoing description of the Employment Agreement with Mr. Lewis does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

Stephen M. Bailey. On March 14, 2007, the Company entered into an Employment Agreement with Stephen M. Bailey pursuant to which Mr. Bailey is employed by the Company as Senior Vice President, Finance and Chief Financial Officer. The Agreement is for a term ending January 1, 2009, and provides for a minimum annual base salary of $340,000 for 2007 and $370,000 for 2008. Pursuant to the Agreement, Mr. Bailey will also be eligible for bonuses, incentive payments, and grants of stock options as determined by the Compensation Committee of the Company’s Board of Directors. If Mr. Bailey terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Bailey would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Bailey, the Company would be required to pay an amount equal to one year’s base salary to Mr. Bailey’ estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Bailey an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a bonus in an amount not less than 60 percent of one year’s base salary. In addition, if the Company terminates the Agreement without Cause, all options and other equity awards granted to Mr. Bailey would immediately vest. The Agreement also provides that Mr. Bailey will be entitled to all benefits made available to other executive officers and specifies the time periods during which options granted after the date of the Agreement may be exercised after termination of the Agreement. If a “Change of Control” (as defined in the Agreement) occurs during the term of the Agreement and

Mr. Bailey’s employment terminates within 60 days before or 180 days after the Change of Control for any reason other than Mr. Bailey’s death or disability or termination by the Company for “Cause” (as defined in the Agreement), Mr. Bailey would be entitled to receive a lump sum payment in an amount equal to two times his average annual compensation over the two most recent fiscal years. Mr. Bailey would also be entitled to the immediate vesting of all unvested equity awards and his interest in the Company’s Supplemental Retirement Plan. Following the termination of employment of Mr. Bailey for any reason, he would be entitled to the continuation of his health insurance benefits for up to 18 months. The foregoing description of the Employment Agreement with Mr. Bailey does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

Amendment to Change of Control Agreements.

The Company has entered into change of control agreements (the “Change of Control Agreements”) with Arne Almerfors, William A. Sundermeier, Andrew C. Teich and certain other executive officers of the Company. Each of the Change of Control Agreements is for a term ending December 31, 2008, provided that if a “Change of Control” (as defined in the Change of Control Agreements) occurs before December 31, 2008, the Change of Control Agreements will continue in effect for a period of 90 days beyond the stated term. If a Change of Control occurs during the term of the Change of Control Agreements and an executive officer’s employment terminates within 60 days before or 90 days after the Change of Control for any reason other than the executive officer’s death or disability or termination by the Company for “Cause” (as defined in the Change of Control Agreements), such executive officer would be entitled to receive certain payments and benefits, including the continuation of health insurance benefits for up to 24 months following the termination of employment and the immediate vesting of all unvested stock options. On March 14, 2007, the Company entered into an Amendment to Change of Control Agreement with each of the executive officers who have a Change of Control Agreement with the Company. The Amendment reduces the period of time for the continuation of health insurance benefits from a maximum of 24 months to a maximum of 18 months and expands the coverage of the immediate vesting provision from “stock options” to “equity awards.” The foregoing description of the Amendment to Change of Control Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amendment, a form of which is filed as an exhibit to this Report and is incorporated herein by reference.

2007 Executive Bonus Plan.

On March 14, 2007, the Compensation Committee adopted the FLIR Systems, Inc. 2007 Executive Bonus Plan (the “Bonus Plan”), subject to approval by the Company’s shareholders. The Bonus Plan is designed to provide for a direct correspondence between performance and compensation for certain of the Company’s key executives and to qualify certain components of compensation paid to certain of the Company’s key executives for the tax deductibility exception under Code Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) while maintaining a degree of flexibility in the amount of incentive compensation paid to such individuals.

The Bonus Plan will be administered by the Compensation Committee. The Compensation Committee will select the key executives who will be eligible to receive awards, the target pay-out level and the performance goals. Participants in the Bonus Plan will be eligible to receive cash performance awards based on attainment by the Company and/or a subsidiary, division or other operational unit of the Company of specified performance goals to be established for each performance period by the Compensation Committee. The performance award will be payable as soon as administratively feasible in the next fiscal year following the end of the performance period with respect to which the payment relates, but only after the Compensation Committee certifies that the performance goals have been attained. The Compensation Committee has the right, in its discretion, to reduce awards even if the performance goals have been attained. The employees eligible to participate in the Bonus Plan are the Company’s Chief Executive Officer and the other four highest compensated officers of the Company. The maximum performance award payable to any individual for any performance period is $5 million. Each performance period will be a period of 1 year (fiscal or calendar) or less, as determined by the Compensation Committee.

The Bonus Plan will be effective as of March 14, 2007; however, the Bonus Plan will terminate if it is not approved by the Company’s shareholders. The Bonus Plan may be amended or discontinued by the Board of Directors at any time. However, shareholder approval is required for an amendment that increases the maximum payment which may be made to any individual for any performance period above the award limits outlined above and specified in the Bonus Plan, materially alters the business criteria for performance goals set forth in the Bonus Plan, changes the class of eligible employees or otherwise requires shareholder approval under Code Section 162(m). Once approved by the Company’s shareholders, the Bonus Plan shall continue in effect until the earlier of (i) a termination of the Bonus Plan by the Board of Directors, (ii) the date any shareholder approval requirement under Code Section 162(m) ceases to be met, or (iii) the date that is five years after the date of the Company shareholder meeting at which the Bonus Plan was approved. The foregoing description of the Bonus Plan does not purport to be complete and is qualified in its entirety by the full text of the Bonus Plan, which is filed as an exhibit to this Report and is incorporated herein by reference.

2007 Executive Bonus Plan Performance Awards.

On March 14, 2007, pursuant to the terms of the 2007 Executive Bonus Plan, the Compensation Committee granted a cash performance award to each of Earl R. Lewis, Stephen M. Bailey, William A. Sundermeier and Andrew C. Teich for the calendar year performance period beginning on January 1, 2007, subject to approval of the Bonus Plan by the Company’s shareholders. The performance goal for the 2007 performance period is the Company’s achievement of fully diluted earnings per share in the amount of $1.52. The target award for Messrs. Lewis, Bailey, Sundermeier and Teich were set at $750,000, $204,000, $186,000 and $186,000, respectively. The target award for each executive officer will increase or decrease by 4 percent for every incremental increase or decrease of $0.01 from the target earnings per share of $1.52, subject to a maximum payment of $5 million. The foregoing description of the performance awards granted on March 14, 2007 does not purport to be complete and is qualified in its entirety by the full text of the form of performance award agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters – Board of Directors Committees” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a)(3) Exhibits

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 21, 2003 by and among FLIR Systems, Inc., Indigo Systems Corporation, Fiji Sub, Inc., and William Parrish, as Shareholder’s Agent (incorporated by reference to Current Report on Form 8-K filed on January 15, 2004).

3.1	Second Restated Articles of Incorporation of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582)).

3.2	First Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 1.1 to Registration Statement on Form 8-A filed on June 11, 1999).

3.3	First Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-62582)).

3.4	Second Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

3.5	Third Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 3, 2005).

4.1	Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).

4.2	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003 (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on August 8, 2003).

4.3	Amendment No. 1 to Rights Agreement between FLIR Systems, Inc. and Mellon Investor Services LLC dated June 5, 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report filed on August 8, 2003).

4.4	Form of $175,000,000 3% Senior Convertible Notes Due 2023 dated June 11, 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report filed on August 8, 2003).

4.5	Form of $35,000,000 3% Senior Convertible Notes Due 2023 dated June 17, 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report filed on August 8, 2003).

Number	Description
4.6	Resale Registration Rights Agreement dated June 11, 2003 among FLIR Systems, Inc., J.P. Morgan Securities Inc., and Banc of America Securities LLC (incorporated by reference to Exhibit 4.5 to the Quarterly Report filed on August 8, 2003).

4.7	Amendment No. 2 to Rights Agreement dated as of November 4, 2004 by and between FLIR Systems, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2004).

10.1	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.3	FLIR Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 12, 2002).(1)

10.4	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibit 10.28 to Form 10-Q filed August 6, 2002).(1)

10.5	Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.6	Purchase and Sale Agreement dated November 5, 2004 by and between FLIR Systems, Inc. and Mentor Graphics Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2004).

10.7	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

10.8	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 4, 2005).(1)

10.9	Lease Agreement dated July 1, 2004 by and among FLIR Systems AB and AB Skutkrossen & Co. KB (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 4, 2005).

10.10	Form of Change in Control Agreement dated as of May 8, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2006).(1)

10.11	Credit Agreement, dated as of October 6, 2006, by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, certain subsidiaries of FLIR Systems, Inc as subsidiary guarantors, Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and the Other Lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2006).

10.12	Master Confirmation and Supplemental Confirmation between FLIR Systems, Inc and Goldman, Sachs & Co. dated August 14, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 1, 2006).

10.13	Trade Notification from Goldman, Sachs & Co. dated August 14, 2006 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 1, 2006).

10.14	Executive Employment Agreement dated as of March 14, 2007 between FLIR Systems, Inc. and Earl R. Lewis.(1)

10.15	Executive Employment Agreement dated as of March 14, 2007 between FLIR Systems, Inc. and Stephen M. Bailey.(1)

Number	Description
10.16	FLIR Systems, Inc. 2007 Executive Bonus Plan.(1)

10.17	Form of Amendment to Change of Control Agreement Dated May 8, 2006, dated as of March 14, 2007.(1)

10.18	Form of 2007 Executive Bonus Plan Performance Award Agreement, dated as of March 14, 2007.(1)

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 4, 2004).

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2007.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

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

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at Beginning of the Year	Charges to Costs and Expenses	Charged to Other Accounts— Described		Deductions— Described(1)	Balance at the End of the Year
Year ended December 31, 2006
Allowance for Doubtful Accounts	$1,348	$133	$175	(2)	$(54)	$1,602

Year ended December 31, 2005
Allowance for Doubtful Accounts	$1,559	$91	$—		$(302)	$1,348

Year ended December 31, 2004
Allowance for Doubtful Accounts	$1,318	$118	$234	(3)	$(111)	$1,559

(1)	Deductions represent write-offs, net of recoveries.
(2)	Currency translation adjustment
(3)	Additions include the assumption of the allowance for doubtful accounts of Indigo Systems Corporation of $106 and currency translation adjustment of $128.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

FLIR Systems, Inc.:

Under date of March 16, 2007, we reported on the consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the three years ended December 31, 2006. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the consolidated financial statements as of December 31, 2005 and for each of the years in the two-year period ended December 31, 2005 have been restated.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Portland, Oregon

March 16, 2007