Form 10-Q
period 2007-03-31
FLIR SYSTEMS INC
filed 2007-05-04
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

At April 30, 2007, there were 66,293,815 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$161,363	$117,339
Cost of goods sold	71,541	56,491

Gross profit	89,822	60,848
Operating expenses:
Research and development	18,016	15,229
Selling, general and administrative	35,824	26,753

Total operating expenses	53,840	41,982
Earnings from operations	35,982	18,866
Interest expense	2,740	1,924
Other income, net	(2,409)	(701)

Earnings before income taxes	35,651	17,643
Income tax provision	9,387	4,984

Net earnings	$26,264	$12,659

Net earnings per share:
Basic	$0.40	$0.18

Diluted	$0.35	$0.17

Weighted average shares outstanding:
Basic	66,042	69,163

Diluted	78,034	81,311

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$153,463	$138,623
Accounts receivable, net	153,727	167,502
Inventories, net	149,561	135,928
Prepaid expenses and other current assets	29,798	29,155
Deferred income taxes, net	15,641	15,262

Total current assets	502,190	486,470
Property and equipment, net	95,790	92,156
Deferred income taxes, net	1,136	3,687
Income taxes receivable	2,030	—
Goodwill	159,486	159,802
Intangible assets, net	39,032	40,917
Other assets	14,967	15,116

	$814,631	$798,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$28,500	$45,500
Accounts payable	45,164	40,608
Deferred revenue	15,709	13,709
Accrued payroll and related liabilities	26,331	25,831
Accrued product warranties	5,262	5,174
Advance payments from customers	9,481	10,064
Other current liabilities	13,208	12,149
Accrued income taxes	1,685	17,331
Current portion of long-term debt	7	7

Total current liabilities	145,347	170,373
Long-term debt	207,241	207,024
Deferred tax liability, net	4,867	2,392
Accrued income taxes	5,872	—
Pension and other long-term liabilities	19,868	19,607
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2007, and December 31, 2006	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 66,292 and 65,835 shares issued at March 31, 2007, and December 31, 2006, respectively, and additional paid-in capital	136,109	126,090
Retained earnings	278,586	252,322
Accumulated other comprehensive earnings	16,741	20,340

Total shareholders’ equity	431,436	398,752

	$814,631	$798,148

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$26,264	$12,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,906	4,426
Disposals and write-offs of property and equipment	—	13
Deferred income taxes	4,649	(325)
Stock-based compensation arrangements	2,848	2,099
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,955	24,838
Increase in inventories	(14,298)	(6,584)
Increase in prepaid expenses and other current assets	(770)	(2,673)
(Increase) decrease in other assets	(1,955)	4
Increase in accounts payable	4,733	2,486
Increase (decrease) in deferred revenue	2,047	(766)
Increase (decrease) in accrued payroll and other liabilities	200	(1,904)
Decrease in accrued income taxes	(14,641)	(302)
Increase in pension and other long-term liabilities	6,205	131

Cash provided by operating activities	34,143	34,102

Cash flows from investing activities:
Additions to property and equipment	(7,778)	(10,830)
Proceeds from sale of property and equipment	—	97
Other investments	—	(115)

Cash used by investing activities	(7,778)	(10,848)

Cash flows from financing activities:
Repayments on credit agreement	(17,000)	—
Repayment of capital leases and other long-term debt	(2)	(26)
Repurchase of common stock	—	(8,429)
Proceeds from exercise of stock options	6,352	2,444
Excess tax benefit from stock-based compensation arrangements	1,112	883

Cash used by financing activities	(9,538)	(5,128)

Effect of exchange rate changes on cash	(1,987)	2,119

Net increase in cash and cash equivalents	14,840	20,245
Cash and cash equivalents, beginning of period	138,623	107,057

Cash and cash equivalents, end of period	$153,463	$127,302

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2007.

Note 2. Stock-based Compensation

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and restricted stock awards granted under three plans, the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The Company has discontinued issuing option awards out of the 1992 Plan and the 1993 Plan, but previously granted options under those plans remain outstanding until their exercise or expiration.

Stock options granted are either time-based options with vesting schedules ranging from immediate vesting to vesting over three years, or performance-based options with vesting that is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period. Stock options generally expire ten years from the grant date. Restricted stock awards are time-based and generally vest over a three year period.

Additionally, the Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s Stock at 85% of the fair market value at the lower of either the date of enrollment or the purchase date.

Shares issued as a result of stock option exercises, vesting of restricted stock and ESPP purchases are new shares.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock option awards on the date of grant. Restricted stock awards are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and restricted stock awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized during the year the related performance criteria are met because each tranche is independent of the others and if the performance criteria in a particular year are not met, the related tranche never vests.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	$473	$355
Research and development	819	600
Selling, general and administrative	1,556	1,144

Stock-based compensation expense before income taxes	2,848	2,099
Income tax benefit	(531)	(325)

Total stock-based compensation expense after income taxes	$2,317	$1,774

Stock-based compensation costs capitalized in inventory is as follows (in thousands):

	March 31,
	2007	2006
Stock-based compensation costs capitalized in inventory	$612	$—

As of March 31, 2007, the Company had $17,006,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.5 years.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended March 31, 2007 and 2006 was estimated with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Stock Option Awards:
Risk-free interest rate	4.8%	4.7%
Expected dividend yield	0.0%	0.0%
Expected term	3.0 years	2.5 years
Expected volatility	39.2%	39.9%
Employee Stock Purchase Plan:
Risk-free interest rate	—	—
Expected dividend yield	—	—
Expected term	—	—
Expected volatility	—	—

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns and vesting schedules of option grants.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Stock Option Awards:
Weighted average grant date fair value per share	$9.94	$7.26
Total fair value of awards granted	$33	$7,910
Total fair value of awards vested	$5,799	$4,071
Total intrinsic value of options exercised	$6,379	$3,459
Restricted Stock Awards:
Weighted average grant date fair value per share	$—	$—
Total fair value of awards granted	$—	$—
Total fair value of awards vested	$4,372	$—
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—
Total fair value of shares estimated to be issued	$—	$—

The total amount of cash received from the exercise of stock options in the three months ended March 31, 2007 and 2006 was $6,352,000 and $2,444,000, respectively, and the related tax benefit realized from the exercise of the stock options was $2,037,000 and $1,337,000 respectively.

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,412,324	$19.82	6.1
Granted	3,300	$31.06
Exercised	(366,190)	$17.35
Forfeited	(21,880)	$19.20

Outstanding at March 31, 2007	8,027,554	$19.94	5.9	$126,666

Exercisable at March 31, 2007	6,756,689	$18.61	5.4	$115,690

Vested and expected to vest at March 31, 2007	7,964,011	$21.02	5.9	$126,118

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	460,360	$25.12
Granted	—	$—
Vested	(124,668)	$25.14
Forfeited	(3,772)	$25.14

Outstanding at March 31, 2007	331,920	$25.11

There were no shares issued under the Employee Stock Purchase Plan during the three months ended March 31, 2007. There were 4,537,096 shares available at March 31, 2007 for future issuance under the Employee Stock Purchase Plan.

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

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator for earnings per share:
Net earnings, as reported	$26,264	$12,659
Interest associated with convertible notes, net of tax	1,107	1,094

Net earnings available to common shareholders – diluted	$27,371	$13,753

Denominator for earnings per share:
Weighted average number of common shares outstanding	66,042	69,163
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	2,529	2,685
Assumed conversion of convertible notes	9,463	9,463

Diluted shares outstanding	78,034	81,311

The effect of stock options for the three months ended March 31, 2007 and 2006 that aggregated 1,952,000 and 2,337,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.4 million and $1.6 million at March 31, 2007 and December 31, 2006, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw material and subassemblies	$97,251	$85,860
Work-in-progress	38,679	35,057
Finished goods	13,631	15,011

	$149,561	$135,928

Note 6. Property and Equipment

Property and equipment are net of accumulated depreciation of $65.3 million and $61.7 million at March 31, 2007 and December 31, 2006, respectively.

Note 7. Intangible Assets

Intangible assets are net of accumulated amortization of $24.0 million and $22.4 million at March 31, 2007 and December 31, 2006, respectively.

Note 8. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2007	2006
Accrued product warranties, beginning of period	$5,174	$5,059
Amounts paid for warranty services	(1,660)	(1,262)
Warranty provisions for products sold	1,748	806

Accrued product warranties, end of period	$5,262	$4,603

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Credit Agreements

On October 6, 2006, the Company signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting the Company and certain designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At March 31, 2007, the interest rate ranged from 6.10 percent to 8.25 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2007, the Company had $28.5 million outstanding under the Credit Agreement and $5.5 million of letters of credit outstanding, which reduces the total available credit.

The Company, through its Sweden subsidiary, has a 30 million Swedish Kroner (approximately $4.3 million) line of credit at 3.95 percent at March 31, 2007. At March 31, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Convertible notes	$210,000	$210,000
Issuance cost of the convertible notes	(2,774)	(2,993)
Other long-term debt	15	17

	$207,241	$207,024

The Company’s convertible notes are eligible for conversion at the option of the note holders. As of March 31, 2007, no note holders have elected to convert their notes into Company stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Comprehensive Earnings

Comprehensive earnings include changes in cumulative translation adjustments and additional minimum pension liability adjustments, if any, on the Company’s pension plans that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Net earnings	$26,264	$12,659
Translation adjustment	(3,599)	3,916

Total comprehensive earnings	$22,665	$16,575

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries. The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 12. Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company offers a Supplemental Executive Retirement Plan for certain US executive officers of the Company. These plans are more fully described in Note 16 in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service costs	$55	$54
Interest costs	184	184
Net amortization and deferral	72	108

Net periodic pension costs	$311	$346

Note 13. Contingencies

The Company has been named as a nominal defendant in four shareholder derivatives cases filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al. Plaintiffs have filed an unopposed motion to consolidate the four lawsuits into one case. The complaints allege that certain stock options granted by the Company were dated improperly, and purport to assert claims under various common law theories and under the federal securities law, and allege the Company is entitled to damages from various individual defendants on a variety of legal theories. The Company may be liable for the costs of defending the claims against the individuals being sued, under the Company’s Articles of Incorporation, as amended. As of March 31, 2007, the Company is unable to reasonably estimate these costs.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Income Taxes

The income tax provision for the three months ended March 31, 2006 was $9.4 million.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there were no material adjustments in the liability for unrecognized income tax benefits upon adoption.

As of January 1, 2007 and March 31, 2007, the Company had $3.6 million of net unrecognized tax benefits of which $3.4 million, net of federal tax benefit on state issues, would affect the Company’s effective tax rate if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are equity related. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company had approximately $234,000 of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 – 2006
State of Oregon	1999 – 2006
State of Massachusetts	2002 – 2006
State of California	2003 – 2006
Sweden	1998 – 2006
United Kingdom	2005 – 2006
Germany	2002 – 2006

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

The Government Systems segment addresses mainly government markets such as military, paramilitary, homeland security and other program driven markets both within the United States and internationally. Most products contain multiple sensors and are deployed on airborne, maritime, land-based and man-portable platforms. Applications include search and rescue; force protection; surveillance; drug interdiction; maritime patrol and targeting.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

The Commercial Vision Systems segment addresses mainly commercial markets including OEM camera modules, perimeter security, firefighting, marine, automotive, airborne and other transportation. These markets are characterized by rapidly growing volumes driven by declining costs for uncooled infrared technology.

The accounting policies of each of the segments are the same. The Company evaluates performance based upon revenue and earnings from operations. On a consolidated basis, this amount represents earnings from operations as represented in the Consolidated Statements of Income. Other consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue – External Customers:
Thermography	$53,981	$45,439
Government Systems	81,188	53,394
Commercial Vision Systems	26,194	18,506

	$161,363	$117,339

Revenue – Intersegments:
Thermography	$—	$—
Government Systems	4,484	2,028
Commercial Vision Systems	6,069	6,009
Eliminations	(10,553)	(8,037)

	$—	$—

Earnings from operations:
Thermography	$14,462	$11,901
Government Systems	26,269	9,532
Commercial Vision Systems	4,823	2,219
Other	(9,572)	(4,786)

	$35,982	$18,866

	March 31, 2007	December 31, 2006
Segment assets (accounts receivable, net and inventories, net):
Thermography	$82,126	$90,968
Government Systems	176,219	169,413
Commercial Vision Systems	44,943	43,049

	$303,288	$303,430

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
United States	$94,045	$61,166
Europe	41,989	34,363
Other foreign	25,329	21,810

	$161,363	$117,339

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2007	December 31, 2006
United States	$270,201	$268,313
Europe	39,074	39,678

	$309,275	$307,991

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
US Government	$59,824	$32,765

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by FLIR’s management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports, including the Annual Report on Form 10-K for the year ended December 31, 2006. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date on which they were made and FLIR does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. Revenue for the three months ended March 31, 2007 increased by 37.5 percent, from $117.3 million in the first quarter of 2006 to $161.4 million in the first quarter of 2007.

Thermography revenue increased $8.5 million, or 18.8 percent, from $45.4 million in the first quarter of 2006 to $54.0 million in the first quarter of 2007. The increase in Thermography revenue was primarily due to increased unit sales in our InfraCAM®, P-series™ and GasFindIR® product lines.

Government Systems revenue increased $27.8 million, or 52.1 percent, from $53.4 million in the first quarter of 2006 to $81.2 million in the first quarter of 2007. The increase in Government Systems revenue in the first quarter of 2007 compared to the same period in 2006 was primarily due to an increase in unit sales across all product lines.

Commercial Vision Systems revenue increased 41.5 percent, from $18.5 million in the first quarter of 2006 to $26.2 million in the first quarter of 2007. The increase in Commercial Vision Systems revenue in the first quarter of 2007 compared to the same period in 2006 was also due to increased unit sales across all product lines of the segment.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2007 of between 20 percent and 23 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 41.7 percent and 47.9 percent for the quarters ended March 31, 2007 and 2006, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At March 31, 2007, we had an order backlog of $280 million. Backlog in the Thermography, Government Systems, and Commercial Vision Systems divisions was $11 million, $216 million and $53 million, respectively, Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended March 31, 2007 was $89.8 million compared to $60.8 million for the same quarter last year. As a percentage of revenue, gross profit increased from 51.9 percent in the first quarter of 2006 to 55.7 percent in the first quarter of 2007. The increase in gross profit as a percentage of revenue was primarily due to cost efficiencies realized by increased volumes in our manufacturing facilities.

Research and development expenses. Research and development expenses for the first quarter of 2007 totaled $18.0 million, compared to $15.2 million in the first quarter of 2006. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. As a percentage of revenue, research and development expenses were 11.2 percent and 13.0 percent for the three months ended March 31, 2007 and 2006, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $35.8 million for the quarter ended March 31, 2007, compared to $26.8 million for the quarter ended March 31, 2006. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with new product launches, as well as legal and accounting costs related to the investigation of our historical stock option practices, derivative lawsuits and other legal matters. Selling, general and administrative expenses as a percentage of revenue were 22.2 percent and 22.8 percent for the quarters ended March 31, 2007 and 2006, respectively.

Interest expense. Interest expense for the first quarter of 2007 was $2.7 million, compared to $1.9 million for the same period of 2006. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes. The increase in interest expense year over year relates to credit line borrowings in the third quarter of 2006 to fund repurchases of shares of our common stock.

Other income/expense. For the quarter ended March 31, 2007, we recorded other income of $2.4 million, compared to other income of $701,000 for the same period of 2006. The other income in 2007 consists primarily of interest income earned on short-term investments and foreign currency transaction gains.

Income taxes. The income tax provision of $9.4 million for the three months ended March 31, 2007, represents an effective tax rate of 26.3 percent. We expect the annual effective tax rate for the full year of 2007, to be approximately 27 percent to 29 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of the current foreign tax credits and other federal and state tax credits.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents on hand of $153.5 million compared to $138.6 million at December 31, 2006. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options partially offset by the repayments of borrowings under our credit line and capital expenditures.

Accounts receivable decreased from $167.5 million at December 31, 2006 to $153.7 million at March 31, 2007. The decrease was primarily attributable to collection of receivables generated from higher sales volumes during the quarter ended December 31, 2006, compared to sales volumes in the quarter ended March 31, 2007.

At March 31, 2007, we had inventories of $149.6 million compared to $135.9 million at December 31, 2006. The increase was primarily due to new product introductions and business growth, including the anticipated shipments for the remainder of 2007.

Cash used in investing activities, principally related to capital expenditures, totaled $7.8 million and $10.8 million for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures during the first three months of 2007 includes equipment and building improvements in Portland, Sweden and Santa Barbara. Capital expenditures during the first three months of 2006 include the purchase and installation of new production equipment in Sweden and building expansion and improvements in Boston, Portland and Sweden.

Accounts payable increased from $40.6 million at December 31, 2006 to $45.2 million at March 31, 2007. The increase primarily relates to the increase in inventories.

The current portion of accrued income taxes decreased from $17.3 million at December 31, 2006 to $1.7 million at March 31, 2007. The decrease is primarily due to $14.3 million in payments made to both federal and foreign jurisdictions.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. This Credit Agreement replaces our previous credit agreement dated April 28, 2004. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At March 31, 2007, the interest rate ranged from 6.10 percent to 8.25 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2007, we had $28.5 million outstanding under the Credit Agreement and were in compliance with all the financial covenants. In addition, we had $5.5 million of letters of credit outstanding under the Credit Agreement at March 31, 2007, which reduces the total available credit.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $4.3 million) line of credit at 3.95 percent at March 31, 2007. At March 31, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

The convertible notes are eligible for conversion at the option of the note holders. As of March 31, 2007, no note holders have elected to convert their notes into our common stock. We do not anticipate any conversions before 2010.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there were no material adjustments in the liability for unrecognized income tax benefits.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2006. As described in Note 2 to the Consolidated Financial Statements, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

Other than the $28.5 million outstanding on the Credit Agreement as of March 31, 2007, there have been no significant changes to our contractual obligations since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Authorizations by our Board of Directors for the repurchase of shares of our outstanding common stock in the open market are as follows:

Authorization Date	Expiration Date	Shares Authorized
February 2006	February 2007	5.0 million
February 2007	February 2009	6.0 million

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. As of March 31, 2007, we have repurchased approximately 4.4 million shares under the February 2006 authorization. The February 2006 authorization has expired and no further purchases can occur under this authorization.

There were no repurchases of our common stock during the three months ended March 31, 2007.

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

FLIR SYSTEMS, INC.

Date May 4, 2007	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)