Form 10-Q
period 2007-06-30
FLIR SYSTEMS INC
filed 2007-08-08
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

At July 31, 2007, there were 67,349,809 shares of the Registrant’s common stock, $0.01, par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$184,296	$138,550	$345,659	$255,889
Cost of goods sold	85,150	64,639	156,691	121,130

Gross profit	99,146	73,911	188,968	134,759

Operating expenses:
Research and development	17,915	15,166	35,931	30,395
Selling, general and administrative	40,068	29,696	75,892	56,449

Total operating expenses	57,983	44,862	111,823	86,844

Earnings from operations	41,163	29,049	77,145	47,915

Interest expense	2,564	1,953	5,304	3,877
Other income, net	(1,169)	(2,725)	(3,578)	(3,426)

Earnings before income taxes	39,768	29,821	75,419	47,464

Income tax provision	10,683	8,410	20,070	13,394

Net earnings	$29,085	$21,411	$55,349	$34,070

Net earnings per share:
Basic	$0.44	$0.31	$0.83	$0.49

Diluted	$0.38	$0.28	$0.73	$0.45

Weighted average shares outstanding:
Basic	66,742	69,109	66,394	69,136

Diluted	78,913	80,801	78,402	81,001

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$151,624	$138,623
Accounts receivable, net	173,556	167,502
Inventories	162,951	135,928
Prepaid expenses and other current assets	44,716	29,155
Deferred income taxes, net	15,578	15,262

Total current assets	548,425	486,470
Property and equipment, net	104,148	92,156
Deferred income taxes, net	1,811	3,687
Income taxes receivable	1,988	—
Goodwill	159,710	159,802
Intangible assets, net	40,375	40,917
Other assets	14,583	15,116

	$871,040	$798,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$22,000	$45,500
Accounts payable	47,100	40,608
Deferred revenue	17,446	13,709
Accrued payroll and related liabilities	28,340	25,831
Accrued product warranties	5,408	5,174
Advance payments from customers	8,312	10,064
Other current liabilities	12,026	12,149
Accrued income taxes	501	17,331
Current portion of long-term debt	7	7

Total current liabilities	141,140	170,373

Long-term debt	207,458	207,024
Deferred tax liability, net	4,816	2,392
Accrued income taxes	5,778	—
Pension and other long-term liabilities	20,271	19,607

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2007, and December 31, 2006	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 67,257 and 65,835 shares issued at June 30, 2007, and December 31, 2006, respectively, and additional paid-in capital	162,294	126,090
Retained earnings	307,671	252,322
Accumulated other comprehensive earnings	21,612	20,340

Total shareholders’ equity	491,577	398,752

	$871,040	$798,148

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$55,349	$34,070
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,966	9,446
Disposals and write-offs of property and equipment	(8)	(115)
Deferred income taxes	3,993	(988)
Stock-based compensation arrangements	6,931	4,970
Changes in operating assets and liabilities (excluding effect of acquisitions):
(Increase) decrease in accounts receivable	(5,664)	20,989
Increase in inventories	(26,221)	(14,570)
Increase in prepaid expenses and other current assets	(14,918)	(2,955)
(Increase) decrease in other assets	(1,796)	203
Increase in accounts payable	5,293	336
Increase in deferred revenue	3,708	1,229
Decrease in accrued payroll and other liabilities	(547)	(3,394)
(Decrease) increase in accrued income taxes	(14,452)	3,931
Increase in pension and other long-term liabilities	6,424	405

Cash provided by operating activities	30,058	53,557

Cash flows from investing activities:
Additions to property and equipment	(19,695)	(19,467)
Proceeds from sale of property and equipment	66	390
Business acquisitions, net of cash acquired	(2,144)	(99)
Other investments	—	(17)

Cash used by investing activities	(21,773)	(19,193)

Cash flows from financing activities:
Repayments on credit agreement	(23,500)	—
Repayment of capital leases and other long-term debt	(4)	(53)
Repurchase of common stock	—	(15,419)
Proceeds from exercise of stock options	20,532	6,313
Proceeds from shares issued pursuant to employee stock purchase plan	1,841	1,704
Excess tax benefit from stock-based compensation arrangements	5,170	1,984

Cash provided (used) by financing activities	4,039	(5,471)

Effect of exchange rate changes on cash	677	7,371

Net increase in cash and cash equivalents	13,001	36,264
Cash and cash equivalents, beginning of period	138,623	107,057

Cash and cash equivalents, end of period	$151,624	$143,321

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

Certain reclassifications have been made in the accompanying consolidated interim financial statements for 2006 to conform to the 2007 presentation.

Note 2. Stock-based Compensation

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and restricted stock unit awards granted under three plans, the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The Company has discontinued issuing option awards out of the 1992 Plan and the 1993 Plan, but previously granted options under those plans remain outstanding until their exercise or expiration.

Stock options granted are either time-based options with vesting schedules ranging from immediate vesting to vesting over three years, or performance-based options with vesting that is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period. Stock options generally expire ten years from the grant date. Restricted stock unit awards are time-based and generally vest over a three year period.

Additionally, the Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s Stock at 85% of the fair market value at the lower of either the date of enrollment or the purchase date.

Shares issued as a result of stock option exercises, vesting of restricted stock units and ESPP purchases are new shares.

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock option awards on the date of grant. Restricted stock unit awards are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and restricted stock unit awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized during the year the related performance criteria are met because each tranche is independent of the others and if the performance criteria in a particular year are not met, the related tranche never vests.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$479	$20	$952	$375
Research and development	993	809	1,813	1,409
Selling, general and administrative	2,611	2,042	4,166	3,186

Stock-based compensation expense before income taxes	4,083	2,871	6,931	4,970
Income tax benefit	(878)	(690)	(1,409)	(1,015)

Total stock-based compensation expense after income taxes	$3,205	$2,181	$5,522	$3,955

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2007	2006
Stock-based compensation costs capitalized in inventory	$700	$491

As of June 30, 2007, the Company had $29,966,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.2 years.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and six months ended June 30, 2007 and 2006 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock Option Awards:
Risk-free interest rate	4.6%	4.9%	4.6%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	3.6 years	3.5 years	3.6 years	2.6 years
Expected volatility	39.1%	39.9%	39.1%	39.9%

Employee Stock Purchase Plan:
Risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	32.8%	38.3%	32.8%	38.3%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock Option Awards:
Weighted average grant date fair value per share	$14.44	$8.95	$14.40	$7.49
Total fair value of awards granted	$5,464	$1,526	$5,497	$9,436
Total fair value of awards vested	$1,020	$783	$6,820	$4,854
Total intrinsic value of options exercised	$23,876	$4,707	$30,255	$8,166

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$41.50	$25.02	$41.50	$25.12
Total fair value of awards granted	$12,953	$2,402	$12,957	$12,474
Total fair value of awards vested	$236	$—	$4,608	$—

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$10.81	$6.30	$10.81	$6.30
Total fair value of shares estimated to be issued	$645	$571	$645	$571

The total amount of cash received from the exercise of stock options in the three months ended June 30, 2007 and 2006 was $14,180,000 and $3,869,000 respectively, and the related tax benefit realized from the exercise of the stock options was $5,427,000 and $1,839,000 respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2007 and 2006 was $20,532,000 and $6,313,000 respectively, and the related tax benefit realized from the exercise of the stock options was $7,464,000 and $3,176,000 respectively.

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,412,324	$19.82	6.1
Granted	381,800	$41.41
Exercised	(1,284,144)	$16.43
Forfeited	(151,373)	$24.63

Outstanding at June 30, 2007	7,358,607	$21.44	5.8	$182,598

Exercisable at June 30, 2007	5,921,432	$19.26	5.1	$159,799

Vested and expected to vest at June 30, 2007	7,286,748	$21.35	5.8	$181,458

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to restricted stock unit activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	460,360	$25.12
Granted	312,117	$41.50
Vested	(130,668)	$25.17
Forfeited	(16,717)	$27.10

Outstanding at June 30, 2007	625,092	$33.24

There were 69,970 shares issued under the Employee Stock Purchase Plan during the six months ended June 30, 2007. There were 4,467,126 shares available at June 30, 2007 for future issuance under the Employee Stock Purchase Plan.

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

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for earnings per share:
Net earnings, as reported	$29,085	$21,411	$55,349	$34,070
Interest associated with convertible notes, net of tax	1,107	1,094	2,213	2,189

Net earnings available to common shareholders – diluted	$30,192	$22,505	$57,562	$36,259

Denominator for earnings per share:
Weighted average number of common shares outstanding	66,742	69,109	66,394	69,136
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	2,708	2,229	2,545	2,402
Assumed conversion of convertible notes	9,463	9,463	9,463	9,463

Diluted shares outstanding	78,913	80,801	78,402	81,001

For the three months and six months ended June 30, 2007, there were no shares of stock options excluded. The effect of stock options for the three months and six months ended June 30, 2006 that aggregated 2,507,000 and 2,458,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.2 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw material and subassemblies	$112,517	$85,860
Work-in-progress	36,506	35,057
Finished goods	13,928	15,011

	$162,951	$135,928

Note 6. Property and Equipment

Property and equipment are net of accumulated depreciation of $69.3 million and $61.7 million at June 30, 2007 and December 31, 2006, respectively.

Note 7. Goodwill

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997, its acquisition of Indigo Systems Corporation in 2004 and its acquisition of Brysen Optical Corporation and Scientific Materials Corporation in 2005. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. As of June 30, 2007, the Company has determined that there is no impairment of its recorded goodwill.

Note 8. Intangible Assets

Intangible assets are net of accumulated amortization of $25.9 million and $22.4 million at June 30, 2007 and December 31, 2006, respectively.

Note 9. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Accrued product warranties, beginning of period	$5,262	$4,603	$5,174	$5,059
Amounts paid for warranty services	(1,760)	(2,108)	(3,420)	(3,370)
Warranty provisions for products sold	1,906	2,788	3,654	3,594

Accrued product warranties, end of period	$5,408	$5,283	$5,408	$5,283

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Credit Agreements

On October 6, 2006, the Company signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting the Company and certain designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At June 30, 2007, the interest rate ranged from 6.11 percent to 8.25 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2007, the Company had $22.0 million outstanding under the Credit Agreement and $5.3 million of letters of credit outstanding, which reduces the total available credit.

The Company, through its Sweden subsidiary, has a 30 million Swedish Kroner (approximately $4.4 million) line of credit at 4.20 percent at June 30, 2007. At June 30, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Convertible notes	$210,000	$210,000
Issuance cost of the convertible notes	(2,556)	(2,993)
Other long-term debt	14	17

	$207,458	$207,024

The Company’s convertible notes are eligible for conversion at the option of the note holders. As of June 30, 2007, no note holders have elected to convert their notes into Company stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity (in thousands):

Six Months Ended June 30, 2007
Common stock and additional paid-in capital, beginning of period	$126,090
Income tax benefit of common stock options exercised	7,464
Common stock options exercised	21,098
Common stock issued pursuant to Employee Stock Purchase Plan	1,841
Common stock withheld for employees’ taxes on restricted stock units	(1,219)
Stock-based compensation expense	7,020

Total comprehensive earnings	$162,294

Note 13. Comprehensive Earnings

Comprehensive earnings include changes in cumulative translation adjustments and additional minimum pension liability adjustments, if any, on the Company’s pension plans that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$29,085	$21,411	$55,349	$34,070
Translation adjustment	4,871	11,558	1,272	15,474

Total comprehensive earnings	$33,956	$32,969	$56,621	$49,544

Translation adjustments represent unrealized gains/losses in the translation of the financial statements of the Company’s subsidiaries. The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Note 14. Pension Plans

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service costs	$55	$54	$110	$108
Interest costs	186	186	370	370
Net amortization and deferral	72	106	144	214

Net periodic pension costs	$313	$346	$624	$692

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Contingencies

The Company has been named as a nominal defendant in four shareholder derivatives actions filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al. The court consolidated the cases into one action for all purposes in May 2007, and plaintiffs filed a consolidated complaint in June 2007. The consolidated complaint, which alleges that certain stock options granted by the Company were dated improperly, purports to assert claims under various common law theories and under the federal securities law and alleges the Company is entitled to damages from various individual defendants on a variety of legal theories. The Company has moved to dismiss the consolidated complaint on the grounds that plaintiffs lack standing to assert the claims described above. That motion is pending. The Company may be liable for the costs of defending the claims against the individuals being sued, under the Company’s Articles of Incorporation, as amended. As of June 30, 2007, the Company believes such defense costs will not be material.

The Company and its subsidiary Indigo Systems Corporation (collectively, “the FLIR Parties”) have been named in a lawsuit filed by Raytheon Company on March 2, 2007 in the Eastern District of Texas. The complaint asserts claims for tortious interference, patent infringement, trade secret misappropriation, and unfair competition. The FLIR Parties filed an amended answer and counterclaims on or about June 22, 2007, in which they denied all material allegations. As of June 30, 2007, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in the matter is unfavorable.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses.

Note 16. Income Taxes

The income tax provision for the three months ended June 30, 2007 was $10.7 million. The income tax provision for the six months ended June 30, 2007 was $20.1 million.

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

As of June 30, 2007, the Company had approximately $3.6 million of net unrecognized tax benefits of which $3.4 million, net of federal tax benefit on state issues, would affect the Company’s effective tax rate if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are equity related.

The Company has been notified by the Internal Revenue Service that the 2004 and 2005 federal tax filings will be audited. The Company currently does not expect the completion of the audit to occur within 12 months and therefore does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had $125,000 of accrued interest related to uncertain tax positions.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Income Taxes – (Continued)

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue – External Customers:
Thermography	$57,408	$51,774	$111,389	$97,213
Government Systems	89,977	62,012	171,164	115,406
Commercial Vision Systems	36,912	24,764	63,106	43,270

	$184,296	$138,550	$345,659	$255,889

Revenue – Intersegments:
Thermography	$—	$—	$—	$—
Government Systems	4,869	4,424	9,369	6,452
Commercial Vision Systems	5,854	5,526	11,923	11,535
Eliminations	(10,723)	(9,950)	(21,292)	(17,987)

	$—	$—	$—	$—

Earnings from operations:
Thermography	$14,081	$15,456	$28,543	$27,357
Government Systems	28,447	15,160	54,716	24,692
Commercial Vision Systems	8,852	4,047	13,676	6,266
Other	(10,217)	(5,614)	(19,790)	(10,400)

	$41,163	$29,049	$77,145	$47,915

	June 30, 2007	December 31, 2006
Segment assets (accounts receivable, net and inventories):
Thermography	$90,156	$90,968
Government Systems	190,735	169,413
Commercial Vision Systems	55,616	43,049

	$336,507	$303,430

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$116,212	$71,145	$210,257	$132,311
Europe	42,699	44,753	84,688	79,116
Other foreign	25,385	22,652	50,714	44,462

	$184,296	$138,550	$345,659	$255,889

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area – (Continued)

Long-lived assets are primarily comprised of net property and equipment and net identifiable intangible assets and goodwill. Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2007	December 31, 2006
United States	$273,269	$268,313
Europe	45,547	39,678

	$318,816	$307,991

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
US Government	$72,988	$43,848	$132,812	$76,613

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2007 increased by 33.0 percent, from $138.6 million in the second quarter of 2006 to $184.3 million in the second quarter of 2007. Revenue for the six months ended June 30, 2007 increased 35.1 percent, from $255.9 million in the first six months of 2006 to $345.7 million in the first six months of 2007.

Thermography revenue increased $5.6 million, or 10.9 percent, from $51.8 million in the second quarter of 2006 to $57.4 million in the second quarter of 2007. Thermography revenue for the six months ended June 30, 2007 increased $14.2 million, or 14.6 percent, from $97.2 million in the first six months of 2006 to $111.4 million in the first six months of 2007. The increase in Thermography revenue was primarily due to increased unit sales in our InfraCAM®, P-series™, GasFindIR® and high-end R&D product lines, offset by a decrease in unit sales in our E-Series® product line partially due to anticipation of an upcoming product introduction.

Government Systems revenue increased $28.0 million, or 45.1 percent, from $62.0 million in the second quarter of 2006 to $90.0 million in the second quarter of 2007. Government Systems revenue for the six months ended June 30, 2007 increased $55.8 million, or 48.3 percent, from $115.4 million in the first six months of 2006 to $171.2 million in the first six months of 2007. The increase in Government Systems revenue in the second quarter and the first six months of 2007 compared to the same periods in 2006 was primarily due to an increase in unit sales across all product lines.

Commercial Vision Systems revenue increased $12.1 million, or 49.1 percent, from $24.8 million in the second quarter of 2006 to $36.9 million in the second quarter of 2007. Commercial Vision Systems revenue for the six months ended June 30, 2007 increased $19.8 million, or 45.8 percent, from $43.3 million in the first six months of 2006 to $63.1 million in the first six months of 2007. The increase in Commercial Vision Systems revenue in the second quarter and first six months of 2007 compared to the same periods in 2006 was also due to increased unit sales across all product lines of the segment.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2007 of between 27 percent and 30 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 36.9 percent and 48.7 percent for the quarters ended June 30, 2007 and 2006, respectively, and 39.2 percent and 48.3 percent for the six months ended June 30, 2007 and 2006, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter, partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At June 30, 2007, we had an order backlog of $311 million. Backlog in the Thermography, Government Systems, and Commercial Vision Systems divisions was $11 million, $245 million and $54 million, respectively, Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended June 30, 2007 was $99.1 million compared to $73.9 million for the same quarter last year. Gross profit for the six months ended June 30, 2007 was $189.0 million compared to $134.8 million for the same period of 2006. As a percentage of revenue, gross profit increased from 53.3 percent in the second quarter of 2006 to 53.8 percent in the second quarter of 2007, and from 52.7 percent in the first six months of 2006 to 54.7 percent in the first six months of 2007. The increase in gross profit as a percentage of revenue was primarily due to cost efficiencies realized by increased volumes in our Government Systems and Commercial Vision Systems manufacturing facilities.

Research and development expenses. Research and development expenses for the second quarter of 2007 totaled $17.9 million, compared to $15.2 million in the second quarter of 2006. Research and development expenses for the first six months of 2007 and 2006 were $35.9 million and $30.4 million, respectively. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. As a percentage of revenue, research and development expenses were 9.7 percent and 10.9 percent for the three months ended June 30, 2007 and 2006, respectively, and 10.4 percent and 11.9 percent for the first six months of 2007 and 2006, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.1 million for the quarter ended June 30, 2007, compared to $29.7 million for the quarter ended June 30, 2006. Selling, general and administrative expenses for the first six months of 2007 and 2006 were $75.9 million and $56.4 million, respectively. The increases in selling, general and administrative expenses were due to the continued growth in the business, including costs associated with new product launches and increased performance incentive and stock-based compensation costs, as well as legal and accounting costs related to the investigation of our historical stock option practices, derivative lawsuits and other legal matters. Selling, general and administrative expenses as a percentage of revenue were 21.7 percent and 21.4 percent for the quarters ended June 30, 2007 and 2006, respectively, and 22.0 percent and 22.1 percent for the first six months of 2007 and 2006, respectively.

Interest expense. Interest expense for the second quarter and first six months of 2007 was $2.6 million and $5.3 million, respectively, compared to $2.0 million and $3.9 million for the same periods of 2006. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes. The increase in interest expense year over year relates to credit line borrowings to fund repurchases of shares of our common stock during the third quarter of 2006.

Other income/expense. For the quarter and six months ended June 30, 2007, we recorded other income of $1.2 million and $3.6 million, respectively, compared to other income of $2.7 million and $3.4 million for the same periods of 2006. The other income in 2007 consists primarily of interest income earned on short-term investments.

Income taxes. The income tax provision of $10.7 million for the three months ended June 30, 2007, represents a tax rate of 26.6 percent for the six months ended June 30, 2007. We expect the annual effective tax rate for the full year of 2007, to be approximately 27 percent to 29 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of the current foreign tax credits and other federal and state tax credits.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents on hand of $151.6 million compared to $138.6 million at December 31, 2006. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options partially offset by the repayments of borrowings under our credit line and capital expenditures.

Accounts receivable increased from $167.5 million at December 31, 2006 to $173.6 million at June 30, 2007. The increase was primarily attributable to the timing of shipments at the end of the quarter and the timing of collections on certain accounts.

At June 30, 2007, we had inventories of $163.0 million compared to $135.9 million at December 31, 2006. The increase was primarily due to an increase in purchases of inventories for new product introductions and business growth, including the anticipated shipments for the remainder of 2007.

Prepaid expenses and other current assets increased from $29.2 million at December 31, 2006 to $44.7 million at June 30, 2007. The increase is primarily due to estimated tax payments for 2007 made to both federal and foreign jurisdictions.

Cash used in investing activities, principally related to capital expenditures, totaled $21.8 million and $19.2 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures during the first six months of 2007 include equipment and building improvements in Portland, Sweden and Santa Barbara. Capital expenditures during the first six months of 2006 include the purchase and installation of new production equipment in Sweden and building expansion and improvements in Boston, Portland and Sweden and capitalization of software.

Accounts payable increased from $40.6 million at December 31, 2006 to $47.1 million at June 30, 2007. The increase primarily relates to the increase in inventories.

The current portion of accrued income taxes decreased from $17.3 million at December 31, 2006 to $501,000 at June 30, 2007. The decrease is primarily due to payments made to both federal and foreign jurisdictions for tax obligations related to 2006 and prior years.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. This Credit Agreement replaces our previous credit agreement dated April 28, 2004. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At June 30, 2007, the interest rate ranged from 6.11 percent to 8.25 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2007, we had $22.0 million outstanding under the Credit Agreement and were in compliance with all the financial covenants. In addition, we had $5.3 million of letters of credit outstanding under the Credit Agreement at June 30, 2007, which reduces the total available credit.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $4.4 million) line of credit at 4.20 percent at June 30, 2007. At June 30, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

The convertible notes are eligible for conversion at the option of the note holders. As of June 30, 2007, no note holders have elected to convert their notes into our common stock. We do not anticipate any conversions before 2010.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits the option to choose to measure many financial instruments and certain other items at fair value, to improve financial reporting by providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 and the Company is currently assessing the impact SFAS 159 will have on the financial statements.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2006. As described in Note 2 to the Consolidated Financial Statements, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

Other than the $22.0 million outstanding on the Credit Agreement as of June 30, 2007, there have been no significant changes to our contractual obligations since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no repurchases of our common stock during the three months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 27, 2007, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

	Vote
Director	For	Withheld Authority	Term Ending
John D. Carter	56,014,308	7,148,306	2010
Michael T. Smith	62,731,168	431,446	2010

The adoption of the 2007 Executive Bonus Plan for the executive officers was approved by a vote of shareholders, by the following votes:

For	Against	Abstain	Broker Non-votes
51,972,068	4,395,049	798,516	5,996,981

In addition, the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by the following votes:

For	Against	Abstain
63,043,851	79,996	38,767

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
10.1	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2007).

10.2	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 1, 2007).

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 8, 2007	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)