Form 10-Q
period 2007-09-30
FLIR SYSTEMS INC
filed 2007-11-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

At October 31, 2007, there were 67,889,368 shares of the Registrant’s common stock, $0.01, par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$191,104	$133,212	$536,763	$389,101
Cost of goods sold	84,081	57,501	240,772	178,631

Gross profit	107,023	75,711	295,991	210,470
Operating expenses:
Research and development	15,692	13,928	51,623	44,323
Selling, general and administrative	39,508	27,816	115,400	84,265

Total operating expenses	55,200	41,744	167,023	128,588
Earnings from operations	51,823	33,967	128,968	81,882
Interest expense	2,245	2,266	7,549	6,143
Other income, net	(957)	(1,448)	(4,535)	(4,874)

Earnings before income taxes	50,535	33,149	125,954	80,613
Income tax provision	15,770	6,079	35,840	19,473

Net earnings	$34,765	$27,070	$90,114	$61,140

Net earnings per share:
Basic	$0.51	$0.40	$1.35	$0.89

Diluted	$0.45	$0.36	$1.18	$0.80

Weighted average shares outstanding:
Basic	67,565	67,478	66,788	68,577

Diluted	79,768	79,052	78,946	80,256

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$169,943	$138,623
Accounts receivable, net	177,834	167,502
Inventories	174,352	135,928
Prepaid expenses and other current assets	60,688	29,155
Deferred income taxes, net	15,684	15,262

Total current assets	598,501	486,470
Property and equipment, net	113,885	92,156
Deferred income taxes, net	2,600	3,687
Goodwill	163,038	159,802
Intangible assets, net	36,450	40,917
Other assets	17,723	15,116

	$932,197	$798,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$45,500
Accounts payable	53,302	40,608
Deferred revenue	19,453	13,709
Accrued payroll and related liabilities	34,347	25,831
Accrued product warranties	5,597	5,174
Advance payments from customers	7,868	10,064
Other current liabilities	14,383	12,149
Accrued income taxes	—	17,331
Current portion of long-term debt	7	7

Total current liabilities	134,957	170,373
Long-term debt	207,672	207,024
Deferred tax liability, net	4,667	2,392
Accrued income taxes	7,677	—
Pension and other long-term liabilities	20,823	19,607
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2007, and December 31, 2006	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 67,812 and 65,835 shares issued at September 30, 2007, and December 31, 2006, respectively, and additional paid-in capital	177,347	126,090
Retained earnings	342,436	252,322
Accumulated other comprehensive earnings	36,618	20,340

Total shareholders’ equity	556,401	398,752

	$932,197	$798,148

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$90,114	$61,140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,350	14,983
Disposals and write-offs of property and equipment	(8)	(207)
Deferred income taxes	2,953	(9,297)
Stock-based compensation arrangements	10,951	7,788
Other non-cash items	—	(347)
Changes in operating assets and liabilities (excluding effect of acquisitions):
(Increase) decrease in accounts receivable	(6,572)	12,908
Increase in inventories	(34,685)	(21,809)
Increase in prepaid expenses and other current assets	(30,599)	(4,953)
Increase in other assets	(2,654)	(1,907)
Increase (decrease) in accounts payable	7,317	(395)
Increase in deferred revenue	5,463	1,046
Increase in accrued payroll and other liabilities	6,088	815
(Decrease) increase in accrued income taxes	(6,551)	14,035
Increase in pension and other long-term liabilities	909	931

Cash provided by operating activities	61,076	74,731

Cash flows from investing activities:
Additions to property and equipment	(29,193)	(25,086)
Proceeds from sale of property and equipment	137	520
Business acquisitions, net of cash acquired	(2,144)	—
Other investments	(447)	(993)

Cash used by investing activities	(31,647)	(25,559)

Cash flows from financing activities:
Proceeds from credit agreement	—	53,000
Repayments on credit agreement	(45,500)	—
Repayment of capital leases and other long-term debt	(5)	(55)
Repurchase of common stock	(3,737)	(119,503)
Proceeds from exercise of stock options	30,921	9,791
Proceeds from shares issued pursuant to employee stock purchase plan	1,841	1,704
Excess tax benefit from stock-based compensation arrangements	9,710	2,531

Cash used by financing activities	(6,770)	(52,082)

Effect of exchange rate changes on cash	8,661	8,223

Net increase in cash and cash equivalents	31,320	5,313
Cash and cash equivalents, beginning of period	138,623	107,057

Cash and cash equivalents, end of period	$169,943	$112,370

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

Certain reclassifications have been made in the accompanying consolidated interim financial statements for 2006 to conform to the 2007 presentation.

Note 2. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	$541	$340	$1,493	$715
Research and development	1,118	851	2,931	2,261
Selling, general and administrative	2,361	1,627	6,527	4,812

Stock-based compensation expense before income taxes	4,020	2,818	10,951	7,788
Income tax benefit	(879)	(592)	(2,288)	(1,607)

Total stock-based compensation expense after income taxes	$3,141	$2,226	$8,663	$6,181

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30, 2007	December 31, 2006
Stock-based compensation costs capitalized in inventory	$799	$612

As of September 30, 2007, the Company had $26,840,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.2 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and nine months ended September 30, 2007 and 2006 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Option Awards:
Risk-free interest rate	4.5%	4.9%	4.6%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	4.0 years	3.0 years	3.6 years	2.6 years
Expected volatility	37.7%	39.1%	39.0%	39.9%
Employee Stock Purchase Plan:
Risk-free interest rate	—	—	5.0%	5.0%
Expected dividend yield	—	—	0.0%	0.0%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	32.8%	38.3%

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

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Option Awards:
Weighted average grant date fair value per share	$16.07	$8.21	$14.46	$7.51
Total fair value of awards granted	$241	$312	$5,738	$9,748
Total fair value of awards vested	$136	$194	$6,955	$5,048
Total intrinsic value of options exercised	$20,109	$3,429	$50,365	$12,166
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$44.80	$—	$41.64	$25.12
Total fair value of awards granted	$649	$—	$13,606	$12,474
Total fair value of awards vested	$—	$—	$4,608	$—
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$10.81	$6.30
Total fair value of shares estimated to be issued	$—	$—	$645	$571

The total amount of cash received from the exercise of stock options in the three months ended September 30, 2007 and 2006 was $10,389,000 and $3,479,000 respectively, and the related tax benefit realized from the exercise of the stock options was $4,844,000 and $1,051,000 respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2007 and 2006 was $30,921,000 and $9,791,000 respectively, and the related tax benefit realized from the exercise of the stock options was $12,308,000 and $4,227,000 respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,412,324	$19.82	6.1
Granted	396,800	$41.54
Exercised	(1,898,444)	$16.29
Forfeited	(157,341)	$25.01

Outstanding at September 30, 2007	6,753,339	$21.97	5.8	$255,685

Exercisable at September 30, 2007	5,320,564	$19.66	5.1	$190,085

Vested and expected to vest at September 30, 2007	6,681,700	$21.88	5.8	$223,905

Information with respect to restricted stock unit activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	460,360	$25.12
Granted	326,604	$41.64
Vested	(130,668)	$25.17
Forfeited	(18,628)	$27.35

Outstanding at September 30, 2007	637,668	$33.51

There were 69,970 shares issued under the Employee Stock Purchase Plan during the nine months ended September 30, 2007. There were 4,467,126 shares available at September 30, 2007 for future issuance under the Employee Stock Purchase Plan.

Note 3. Net Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, the assumed vesting of restricted stock units and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The restricted stock units are assumed to be issued on grant date. The conversion of the convertible notes is assumed to have taken place as of the dates that the convertible notes were issued. In addition, net earnings used for purposes of computing diluted earnings per share is net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place as of the dates that the convertible notes were issued.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share – (Continued)

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for earnings per share:
Net earnings, as reported	$34,765	$27,070	$90,114	$61,140
Interest associated with convertible notes, net of tax	1,107	1,094	3,320	3,283

Net earnings available to common shareholders – diluted	$35,872	$28,164	$93,434	$64,423

Denominator for earnings per share:
Weighted average number of common shares outstanding	67,565	67,478	66,788	68,577
Assumed exercises of stock options and vesting of restricted shares units, net of shares assumed reacquired under the treasury stock method	2,740	2,111	2,695	2,216
Assumed conversion of convertible notes	9,463	9,463	9,463	9,463

Diluted shares outstanding	79,768	79,052	78,946	80,256

For the three months and nine months ended September 30, 2007, there were no shares of stock options excluded. The effect of stock options for the three months and nine months ended September 30, 2006 that aggregated 2,543,000 and 2,628,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 4. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.1 million and $1.6 million at September 30, 2007 and December 31, 2006, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw material and subassemblies	$94,393	$85,860
Work-in-progress	27,242	35,057
Finished goods	52,717	15,011

	$174,352	$135,928

Note 6. Property and Equipment

Property and equipment are net of accumulated depreciation of $74.9 million and $61.7 million at September 30, 2007 and December 31, 2006, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill

The Company recorded goodwill in connection with its acquisition of AGEMA Infrared Systems AB in 1997, its acquisition of Indigo Systems Corporation in 2004, its acquisition of Brysen Optical Corporation and Scientific Materials Corporation in 2005 and its acquisition of Australasian Infrared Systems Pty, Ltd. in 2006. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. As of September 30, 2007, the Company has determined that there is no impairment of its recorded goodwill.

Note 8. Intangible Assets

Intangible assets are net of accumulated amortization of $27.9 million and $22.4 million at September 30, 2007 and December 31, 2006, respectively.

Note 9. Accrued Product Warranties

The Company generally provides a one-year warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Accrued product warranties, beginning of period	$5,408	$5,283	$5,174	$5,059
Amounts paid for warranty services	(2,332)	(957)	(5,752)	(4,191)
Warranty provisions for products sold	2,521	703	6,175	4,161

Accrued product warranties, end of period	$5,597	$5,029	$5,597	$5,029

Note 10. Credit Agreements

At September 30, 2007, the Company had no amounts outstanding under the Credit Agreement and $6.4 million of letters of credit outstanding, which reduces the total available credit.

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Convertible notes	$210,000	$210,000
Issuance cost of the convertible notes	(2,340)	(2,993)
Other long-term debt	12	17

	$207,672	$207,024

The Company’s convertible notes are eligible for conversion at the option of the note holders. As of September 30, 2007, $4,000 of the notes have been converted into 180 shares of the Company’s common stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2007 (in thousands):

Common stock and additional paid-in capital, December 31, 2006	$126,090
Income tax benefit of common stock options exercised	12,308
Common stock options exercised	30,921
Common stock issued pursuant to Employee Stock Purchase Plan	1,841
Common stock withheld for employees’ taxes on restricted stock units	(1,219)
Stock-based compensation expense	11,139
Repurchase of common stock	(3,737)
Conversion of convertible debt	4

Total common stock and additional paid-in capital, September 30, 2007	$177,347

Note 13. Comprehensive Earnings

Comprehensive earnings include changes in cumulative translation adjustments and additional minimum pension liability adjustments, if any, on the Company’s pension plans that are reflected in shareholders’ equity instead of net earnings. The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$34,765	$27,070	$90,114	$61,140
Translation adjustment	15,006	(705)	16,278	14,769

Total comprehensive earnings	$49,771	$26,365	$106,392	$75,909

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

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service costs	$55	$54	$165	$162
Interest costs	186	187	556	557
Net amortization and deferral	71	108	215	322

Net periodic pension costs	$312	$349	$936	$1,041

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Contingencies

The Company has been named as a nominal defendant in (i) four shareholder derivative actions filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al., and (ii) a fifth shareholder derivative action filed in June 2007 in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. These complaints, which allege that certain stock options granted by the Company were dated improperly, purport to assert claims under various common law theories and under the federal securities laws and allege the Company is entitled to damages from various individual defendants on a variety of legal theories. As of September 30, 2007, the Company intends to vigorously defend itself in these matters and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in these matters is unfavorable.

The Company and its subsidiary Indigo Systems Corporation (together, the “FLIR Parties”) have been named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. The complaint asserts claims for tortious interference, patent infringement, trade secret misappropriation, and unfair competition. The FLIR Parties filed an amended answer and counterclaims on or about June 22, 2007, in which they denied all material allegations. As of September 30, 2007, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in the matter is unfavorable.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any probable and estimable losses.

Note 16. Income Taxes

The income tax provision for the three months ended September 30, 2007 was $15.8 million. The income tax provision for the nine months ended September 30, 2007 was $35.8 million.

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

As of September 30, 2007, the Company had approximately $5.7 million of net unrecognized tax benefits of which $5.5 million, net of federal tax benefit on state issues, would affect the Company’s effective tax rate if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are equity related.

The Company is currently under audit by the Internal Revenue Service related to the federal tax filings for the tax years 2004 and 2005. The Company currently expects the completion of the audit to occur within 12 months, but is unable to determine and quantify the expected FIN 48 reversal that would occur upon completion of the audit.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended September 30, 2007, the Company had $242,500 of accrued interest related to uncertain tax positions.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Income Taxes – (Continued)

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 –2006
State of Oregon	1999 –2006
State of Massachusetts	2002 –2006
State of California	2003 –2006
Sweden	1998 –2006
United Kingdom	2005 –2006
Germany	2002 –2006

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue – External Customers:
Thermography	$60,005	$49,767	$171,395	$146,980
Government Systems	96,870	56,860	268,032	172,234
Commercial Vision Systems	34,229	26,585	97,336	69,887

	$191,104	$133,212	$536,763	$389,101

Revenue – Intersegments:
Thermography	$—	$—	$—	$—
Government Systems	7,509	3,557	18,493	10,283
Commercial Vision Systems	6,490	6,491	18,412	18,026
Eliminations	(13,999)	(10,048)	(36,905)	(28,309)

	$—	$—	$—	$—

Earnings from operations:
Thermography	$18,745	$17,166	$47,288	$44,524
Government Systems	36,146	16,400	90,862	41,253
Commercial Vision Systems	5,370	5,523	19,047	11,629
Other	(8,438)	(5,122)	(28,229)	(15,524)

	$51,823	$33,967	$128,968	$81,882

	September 30, 2007	December 31, 2006
Segment assets (accounts receivable, net and inventories):
Thermography	$103,728	$90,968
Government Systems	198,204	169,413
Commercial Vision Systems	50,254	43,049

	$352,186	$303,430

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$124,775	$77,578	$335,032	$209,889
Europe	43,284	34,764	127,972	113,880
Other foreign	23,045	20,870	73,759	65,332

	$191,104	$133,212	$536,763	$389,101

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area – (Continued)

Long-lived assets are primarily comprised of net property and equipment, goodwill, net identifiable intangible assets and other assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2007	December 31, 2006
United States	$281,146	$268,313
Europe	47,467	39,678
Other	2,483	—

	$331,096	$307,991

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
US Government	$88,311	$43,254	$221,123	$119,867

Note 18. Subsequent Event

On October 24, 2007, the Board of Directors of the Company approved a two-for-one split of its common stock. As a result of the stock split, shareholders will receive one additional share of common stock for every share held on the record date of November 12, 2007. The additional shares will be distributed on or about December 10, 2007. The share information presented in this report has not been restated to reflect the stock split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business”. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” in Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. Revenue for the three months ended September 30, 2007 increased by 43.5 percent, from $133.2 million in the third quarter of 2006 to $191.1 million in the third quarter of 2007. Revenue for the nine months ended September 30, 2007 increased 37.9 percent, from $389.1 million in the first nine months of 2006 to $536.8 million in the first nine months of 2007.

Thermography revenue increased $10.2 million, or 20.6 percent, from $49.8 million in the third quarter of 2006 to $60.0 million in the third quarter of 2007. Thermography revenue for the nine months ended September 30, 2007 increased $24.4 million, or 16.6 percent, from $147.0 million in the first nine months of 2006 to $171.4 million in the first nine months of 2007. The increase in Thermography revenue was primarily due to increased unit sales in our InfraCAM®, P-series™, GasFindIR® product lines and the introduction of the new T-Series product line during the quarter, offset by a decrease in unit sales in our E-Series® product line.

Government Systems revenue increased $40.0 million, or 70.4 percent, from $56.9 million in the third quarter of 2006 to $96.9 million in the third quarter of 2007. Government Systems revenue for the nine months ended September 30, 2007 increased $95.8 million, or 55.6 percent, from $172.2 million in the first nine months of 2006 to $268.0 million in the first nine months of 2007. The increase in Government Systems revenue in the third quarter and the first nine months of 2007 compared to the same periods in 2006 was primarily due to an increase in unit sales across most of our product lines.

Commercial Vision Systems revenue increased $7.6 million, or 28.7 percent, from $26.6 million in the third quarter of 2006 to $34.2 million in the third quarter of 2007. Commercial Vision Systems revenue for the nine months ended September 30, 2007 increased $27.4 million, or 39.3 percent, from $69.9 million in the first nine months of 2006 to $97.3 million in the first nine months of 2007. The increase in Commercial Vision Systems revenue in the third quarter and first nine months of 2007 compared to the same periods in 2006 was also due to increased unit sales across all major product lines of the segment.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2007 of between 31 percent and 34 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, sales to US Government customers were 46.2 percent and 32.5 percent for the quarters ended September 30, 2007 and 2006, respectively, and 41.2 percent and 30.8 percent for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, international sales were 34.7 percent and 41.8 percent for the quarters ended September 30, 2007 and 2006, respectively, and 37.6 percent and 46.1 percent for the nine months ended September 30, 2007 and 2006, respectively. While these components of total revenue will continue to fluctuate from quarter to quarter, partially due to the timing of shipments under both domestic and international government contracts, management anticipates that revenue from US Government and international sales as percentages of total revenue will continue to be significant.

At September 30, 2007, we had an order backlog of $393 million. Backlog in the Thermography, Government Systems, and Commercial Vision Systems divisions was $18 million, $316 million and $59 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended September 30, 2007 was $107.0 million compared to $75.7 million for the same quarter last year. Gross profit for the nine months ended September 30, 2007 was $296.0 million compared to $210.5 million for the same period of 2006. As a percentage of revenue, gross profit decreased slightly from 56.8 percent in the third quarter of 2006 to 56.0 percent in the third quarter of 2007. During the quarter, our gross profit was reduced by $3.0 million as a result of a decision to terminate the system design development contract for the Joint Strike Fighter Program. Without the impact of this contract termination, gross profit, as a percentage of revenue for the current quarter would have been 57.1%. As a percentage of revenue, gross profit increased from 54.1 percent in the first nine months of 2006 to 55.1 percent in the first nine months of 2007. The increase in gross profit as a percentage of revenue was primarily due to cost efficiencies realized by increased volumes in our Government Systems and Commercial Vision Systems manufacturing facilities.

Research and development expenses. Research and development expenses for the third quarter of 2007 totaled $15.7 million, compared to $13.9 million in the third quarter of 2006. Research and development expenses for the first nine months of 2007 and 2006 were $51.6 million and $44.3 million, respectively. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. As a percentage of revenue, research and development expenses were 8.2 percent and 10.5 percent for the three months ended September 30, 2007 and 2006, respectively, and 9.6 percent and 11.4 percent for the first nine months of 2007 and 2006, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $39.5 million for the quarter ended September 30, 2007, compared to $27.8 million for the quarter ended September 30, 2006. Selling, general and administrative expenses for the first nine months of 2007 and 2006 were $115.4 million and $84.3 million, respectively. The increases in selling, general and administrative expenses were due to the continued growth in the business, including costs associated with new product launches and increased performance incentive and stock-based compensation costs. For the nine month period, the increase in selling, general and administrative expenses were also due to legal and accounting costs related to the investigation of our historical stock option practices and various other legal matters (See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements). Selling, general and administrative expenses as a percentage of revenue were 20.7 percent and 20.9 percent for the quarters ended September 30, 2007 and 2006, respectively, and 21.5 percent and 21.7 percent for the first nine months of 2007 and 2006, respectively.

Interest expense. Interest expense for the third quarter and first nine months of 2007 was $2.2 million and $7.5 million, respectively, compared to $2.3 million and $6.1 million for the same periods of 2006. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in September 2003 and the amortization of costs related to the issuance of the notes, and to credit line borrowings to fund repurchases of shares of our common stock during the third quarter of 2006.

Other income/expense. For the quarter and nine months ended September 30, 2007, we recorded other income of $1.0 million and $4.5 million, respectively, compared to other income of $1.4 million and $4.9 million for the same periods of 2006. The other income in 2007 consists primarily of interest income earned on short-term investments.

Income taxes. The income tax provision of $15.8 million for the three months ended September 30, 2007 represents an effective tax rate of 31.2 percent. For the nine months ended September 30, 2007, the $35.8 million income tax provision represents an effective tax rate of 28.4 percent. We expect the annual effective tax rate for the full year of 2007, to be approximately 29 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of the current foreign tax credits and other federal and state tax credits.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents on hand of $169.9 million compared to $138.6 million at December 31, 2006. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options partially offset by the repayments of borrowings under our credit line and capital expenditures.

Accounts receivable increased from $167.5 million at December 31, 2006 to $177.8 million at September 30, 2007. The increase was primarily attributable to the increase in revenues in the three months ended September 30, 2007 compared to the three month period ended December 31, 2006.

At September 30, 2007, we had inventories of $174.4 million compared to $135.9 million at December 31, 2006. The increase was primarily due to an increase in purchases of materials to support business growth, increased backlog of orders and for new product introductions.

Prepaid expenses and other current assets increased from $29.2 million at December 31, 2006 to $60.7 million at September 30, 2007. The increase is primarily due to estimated tax payments for 2007 made to both federal and foreign jurisdictions, increases in vendor advances and increases in sales demonstration units related to recently introduced product lines.

Cash used in investing activities, principally related to capital expenditures, totaled $31.6 million and $25.6 million for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures during the first nine months of 2007 include equipment and building improvements in all of our major manufacturing locations, the purchase of equipment to be utilized in the fabrication of microbolometers at a third party site and costs associated with the continued implementation of an enterprise resource planning system. Capital expenditures during the first nine months of 2006 include the purchase and installation of new production equipment in Sweden and building expansion and improvements in Boston, Portland and Sweden and implementation of an enterprise resource planning system.

Accounts payable increased from $40.6 million at December 31, 2006 to $53.3 million at September 30, 2007. The increase primarily relates to the increase in inventories and general business growth.

Accrued payroll and related liabilities increased from $25.8 million at December 31, 2006 to $34.3 million at September 30, 2007. The increase is primarily due to the timing of payroll payments, increased headcount and increased annual incentive accruals.

We had no amounts accrued for the current portion of accrued income taxes at September 30, 2007. The current portion of accrued income taxes was $17.3 million at December 31, 2006. The decrease is primarily due to payments made to both federal and foreign jurisdictions for tax obligations related to 2006 and prior years and estimated tax payments on 2007 earnings.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. This Credit Agreement replaces our previous credit agreement dated April 28, 2004. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread under/over Eurodollar rates based upon the Company’s leverage ratio. At September 30, 2007, the interest rate ranged from 5.99 percent to 7.75 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and commencing December 31, 2009 a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2007, we had no amounts outstanding under the Credit Agreement and were in compliance with all the financial covenants. In addition, we had $6.4 million of letters of credit outstanding under the Credit Agreement at September 30, 2007, which reduces the total available credit.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $4.6 million) line of credit at 4.20 percent at September 30, 2007. At September 30, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

In September 2003, we issued $210 million of 3.0% senior convertible notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The net proceeds from the issuance were approximately $203.9 million. Interest is payable semiannually on September 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of our common stock at a conversion rate of 45.0612 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. We may redeem for cash all or part of the notes on or after September 8, 2010.

The convertible notes are eligible for conversion at the option of the note holders. As of September 30, 2007, $4,000 of the notes have been converted into 180 shares of the Company’s common stock. We do not anticipate any more conversions before 2010.

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

There have been no material changes to our contractual obligations since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risk since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has recorded adequate provisions for any probable and estimable losses. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Authorizations by our Board of Directors for the repurchase of shares of our outstanding common stock in the open market are as follows:

Authorization Date	Expiration Date	Shares Authorized
February 2007	February 2009	6.0 million

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate.

During the three months ended September 30, 2007, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs As of September 30, 2007
July 1 to July 31, 2007	—	$—	—
August 1 to August 31, 2007	88,400	42.25	88,400
September 1 to September 30, 2007	—	—	—

Total	88,400	$42.25	88,400	5,911,600

(1)	All shares were purchased in open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 7, 2007	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)