Form 10-K
period 2007-12-31
FLIR SYSTEMS INC
filed 2008-02-29
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21918

FLIR Systems, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700A SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (503) 498-3547 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒                 Accelerated filer ☐

Non-accelerated filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $3,078,859,679.

As of February 20, 2008, there were 137,250,850 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders.

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

General

We are a world leader in the design, manufacture and marketing of thermal imaging systems. Our products are used in a wide variety of applications in commercial, industrial and government markets, internationally as well as domestically. We offer a variety of system configurations to suit specific customer requirements. Our business is organized into three divisions: Thermography, Commercial Vision Systems and Government Systems.

Thermography division products are generally sold for commercial and industrial applications, typically where imaging and temperature measurement together are required. Products range from highly sensitive cameras with extensive analytic capabilities and sophisticated image processing to less expensive cameras offering excellent performance and value for less demanding applications. Our Thermography products range in price from $5,000 for a handheld camera for building inspection to over $150,000 for our most sophisticated science cameras. Our strategy in this business is to continue to develop products for high-end applications while introducing new products at lower price points, and capitalize on highly price-elastic demand in numerous emerging markets. Revenue from our Thermography division has grown at a compound annual rate of 19% since 2001 and was $261.8 million, or 34% of consolidated revenue in 2007.

In April 2006, we announced the reorganization of our former Imaging division into two new divisions, known as Commercial Vision Systems and Government Systems, in order to focus more clearly on two increasingly distinctive markets.

Commercial Vision Systems (“CVS”) is focused on emerging commercial markets for infrared imaging technology where the primary need is to see at night or in adverse conditions. As the cost of infrared technology has declined, demand in large untapped markets such as commercial security, automotive, marine, airborne and first responder markets has grown rapidly. CVS has focused its efforts on expanding distribution, accelerating design cycles, reducing manufacturing costs and providing excellent customer service in these markets. Our infrared sensor business, which sells camera cores internally as well as to third parties on an original equipment manufacturer (“OEM”) basis, is also a part of CVS. CVS products range in price from under $2,000 for an OEM imaging core to more than $450,000 for a high definition airborne electronic news gathering broadcast system. Over the past three years, CVS revenue has grown at a compound annual rate of 21%. CVS revenue was $135.2 million, or 17% of our consolidated revenue in 2007.

Government Systems (“GS”) is focused on government customers and markets where very high performance is required. Typical applications include surveillance, force protection, drug interdiction, search and rescue, special operations and target designation. We address these markets with a commercial model, either as commercial, off-the-shelf (“COTS”), or commercially developed, military qualified (“CDMQ”™). Products developed under the COTS model are applicable to a range of government customers and markets but are also appropriate for military applications. CDMQ refers to those circumstances where we develop products that are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use our own internally generated funds for research and development, and generally own all rights to the products and their design. We have increased our emphasis on CDMQ as a development strategy, and it is a growing part of our GS business. We also periodically accept government funded design and development contracts. GS products are often customized for specific applications, and frequently incorporate additional sensors, including visible light cameras, low light cameras, laser rangefinders, laser illuminators and laser designators. GS products range in price from $30,000 for our hand-held and fixed security systems to over $1 million for our most advanced stabilized laser designation systems. Over the past three years, revenue in this division has grown at a compound annual rate of 15%. Government Systems is our largest division with 2007 revenue of $382.3 million, or 49% of consolidated Company revenue.

For additional information concerning the Company’s three divisions, including revenues from external customers, earnings from operations and total assets by segment, see Note 16 to the Consolidated Financial Statements in Item 8.

FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. The Company’s headquarters are located at 27700A SW Parkway Avenue, Wilsonville, Oregon 97070-8238, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.

Infrared Technology Overview

Infrared is a portion of the electro-magnetic spectrum that is not visible by the human eye because its wavelength is too long. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of “low light” vision systems, such as visible light intensification used in night vision goggles. Unlike “low light” vision systems, thermal or infrared imaging systems can detect objects in total darkness, without any light source whatsoever, even through obscurants such as smoke, haze and most types of fog. Infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night, and are not susceptible to rapid changes in visible light levels. Since infrared systems are detecting emitted infrared radiation, they are passive and thus more covert than certain “illuminated” systems. Finally, advanced thermal imaging systems can measure minute temperature differences, a critical feature for a variety of commercial, industrial and scientific applications.

An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two types of infrared detectors are often referred to as “cooled” and “uncooled.” Cooled detectors utilize a mechanical micro-cooler to reduce the operating temperature of the infrared sensor to -200°C, and offer high sensitivity and resolution for long-range applications or those requiring high measurement precision. These systems, while more sensitive and thus able to see farther, result in a product that is heavier, more complex and uses more power than uncooled detectors. Uncooled detectors operate at room temperature and thus do not require a micro-cooler, resulting in products that are lighter, use less power and are less expensive to produce than cooled systems. The performance of uncooled detectors has improved, and costs are dropping as production volumes increase, but uncooled detectors are still less sensitive and have shorter range performance than cooled detectors. The cost of both types of detectors is declining and we expect to continue reducing costs as volumes rise in the future. We use both cooled and uncooled technology in our products, and expect demand for both types of systems to increase.

Products and Markets

Thermography.    The Thermography market has traditionally addressed thermal imaging applications where both imaging and temperature measurement are required. This market is growing in size and breadth as prices decline, volumes increase and new applications are found. Over the past several years, markets have expanded beyond the traditional industrial predictive and preventive maintenance segments, and we expect new markets to continue to develop in the future. Key end-user markets (and related products) include:

Predictive Maintenance

Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases equipment productivity and avoids catastrophic failures or major damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this well established market segment. Our new P- and T-Series™ camera lines are specifically targeted at this market.

Research & Development

Infrared’s unique ability to detect minute differences in temperature while detailing complex thermal dynamics and patterns makes Thermography systems a useful tool in a wide variety of research and development applications. Our systems provide the ability to view thermal distribution in real time for products ranging in size from small hybrid integrated circuits to jet engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components and aircraft engines. Systems used in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software. Our SC-Series™ cameras, which are offered with both cooled and uncooled infrared imagers, are specifically designed for high-end research and development applications.

Manufacturing Process Control

Thermal imaging applications for manufacturing process control include monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mold; monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process; and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect. Our ThermoVision® A-Series™ line of uncooled thermal imaging cameras is targeted at the market for manufacturing process control and machine vision applications.

Building Inspection

We offer products specifically designed to address the requirements of the building inspection market. Infrared imagers can detect missing insulation, electrical faults, water intrusion, pest infiltration, gauge energy efficiency, and help detect the presence of moisture. This market, which is growing rapidly, is addressed by products in our ThermaCAM® E-Series™ and InfraCAM® series cameras.

Gas Detection

We have established a market focused on leak detection at gas production, transmission and storage locations, as well as compliance monitoring by environmental and other regulatory agencies. We now offer several versions of the ThermoVision® GasFindIR®, which enables users to “see” hydrocarbon gas emissions or leaks by using a special optical filter and a cooled Indium Antimonide focal plane array. The market for such applications is growing rapidly. For example, we now have a version of the GasFindIR that detects Sulfur Hexafluoride, a dangerous pollutant and potential fire hazard used as an insulator in electrical transformers.

Emerging Thermography

Our InfraCAM®, introduced in early 2006, continues a process begun by our ThermaCAM® E-Series™ and ThermoVision® A-Series™ products to expand traditional Thermography markets and open new markets for our products. InfraCAM has met with strong market acceptance in the lower-end building and electrical inspection markets, and we currently expect additional market segments for thermal imaging to develop as prices continue to decline. These market segments may include healthcare, food service and distribution, veterinary science, automotive care, aircraft inspection, maritime vessel inspections and plumbing.

Training

We offer fee based training on the principles of thermography and the use of our products through ITC® , our Infrared Training Center, which provides comprehensive instruction, training, certification and applications engineering from several FLIR locations or at the customer’s site. We have begun to license Infrared Training Centers to qualified third parties in certain countries. In 2007, over 7,700 people received training at our Infrared Training Centers worldwide.

Commercial Vision Systems.    Our Commercial Vision Systems division is focused on commercial markets where the primary need is to see at night and in adverse conditions. While these markets are broad and growing rapidly, they exhibit low penetration of infrared technology and require distinct distribution channels. As in Thermography, price elasticity of demand is high, and as prices continue to decline, we expect sales volumes to rise rapidly. Significant markets for CVS products today include:

Perimeter Security	Thermal imaging systems have historically been used for ground-based surveillance and perimeter security of government, military and industrial facilities, particularly at night. Recently, we have introduced a series of lower priced, purpose built systems using our uncooled sensors targeted at the commercial security market and are actively expanding distribution in this market. This market is experiencing rapid worldwide growth, due to declining costs and growing demand for security systems.

Automotive Night Vision

We have an agreement with Autoliv Electronics, a major supplier of safety equipment to the automotive industry, to offer a night vision system for passenger automobiles. Since late 2005, BMW has offered a Night Vision System utilizing our camera as an option in their 5-, 6-, and 7-Series automobiles. The system provides drivers with the ability to see at night and through obscurants, such as fog, at distances much further than can be seen with traditional headlights. Together with Autoliv, we are actively marketing our system to other automakers.

Other Transportation Night Vision

We are actively marketing our products in other transportation markets, such as trucks, trains, recreational vehicles, and first responder vehicles, as well as aftermarket sales in the automotive market. These markets are in the early stages of adoption of infrared technology, but we believe they offer significant future growth opportunities. The ThermoVision® PathFindIR®, our low cost, uncooled sensor based on the product that is used in the automotive night vision market is the primary product offered in this market.

Marine

In 2006, we entered the recreational marine market with the ThermoVision® Mariner™, the first cost-effective infrared device available to recreational boaters. Since then we have aggressively expanded distribution through a network of dealers, and introduced several new products including the ThermoVision Voyager™ and the ThermoVision Navigator™, resulting in rapid growth. In addition, we expect to see increased demand in such markets as cruise lines and merchant marine vessels using similar products.

Electronic News Gathering

The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. This market segment is transitioning from traditional analog cameras to high definition digital systems, creating an increase in demand. Our products in this market, known as the UltraMedia® family, use high-definition visible cameras integrated into highly stabilized gimbal turrets for mounting on news helicopters. We participate in this market via a direct sales force.

Law Enforcement	We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost persons and provide situational awareness to officers on the ground. The Ultra 8000™ series airborne multi-sensor imagers are our major product for this market. We also offer low cost, hand-held systems to the law enforcement market. These cameras provide a light weight, cost-effective, high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions.

OEM Markets

We have developed a significant market supplying cooled and uncooled camera cores, sensors, and readout integrated circuits on an OEM basis for a broad range of applications including unmanned aerial vehicles, firefighting, security, digital x-ray analysis and high-end surveillance applications where customers prefer a product at a lower level of integration. Products for these markets include our Photon™ uncooled camera core, the Apache™ cooled camera core, and a variety of readout integrated circuit products.

Government Systems.    The Government Systems division focuses on providing enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety and other government customers. Our systems typically provide the capability to see and record an object over long distances, day or night, through adverse weather conditions and from a wide variety of vehicle, man portable and fixed installation platforms. Currently, the majority of our infrared imaging systems use cooled technology to identify objects from long distances; however, uncooled thermal imaging systems are growing rapidly in certain markets such as military vehicles and unmanned aerial vehicles. Many of our markets require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments or maritime conditions. Systems are often integrated into larger applications and must be able to integrate with such other systems as aircraft avionics or large, broad-based security networks.

Government Systems offers a very wide array of products that are offered across multiple markets. For airborne applications, we have developed highly stabilized platforms, known as gimbals, which typically contain multiple payloads in addition to the infrared imaging system, as well as sophisticated software and analytic capabilities. For land applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (e.g. closed circuit TV, laser rangefinder, compass or global positioning system). Hand-held ground products are ruggedized and have optional lenses and target location capabilities. Ground-based targeting products are designed to attach to existing daylight sights to provide bore-sighted, nighttime capabilities. For maritime applications, we manufacture a mix of airborne and shipborne products. The shipborne products are similar to our airborne gimbals, but are inverted and have a high level of customization for the marine environment.

The Government Systems market primarily consists of the following end-user market segments:

Search and Rescue	Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or vehicles, or lost in adverse conditions. Such systems are in use today by organizations such as the US Coast Guard, the US Marine Corps, the US Air National Guard and the United Kingdom Ministry of Defense.

Force Protection	In instances where military or other personnel are deployed in hostile areas, thermal imaging systems mounted on towers or other platforms are deployed to identify and defeat potential threats at an early stage. Our systems are deployed for this purpose by the US Army, US Marine Corps and others worldwide.

Border and Maritime Patrol	Thermal imaging systems are used in airborne, shipborne, hand-held and fixed installation applications for border and maritime surveillance, particularly at night, to enforce borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. Our cameras are currently deployed along numerous borders worldwide, including in the US, Europe and the Middle East.

Surveillance and Reconnaissance	Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility.

Targeting	The use of thermal imaging technology is prevalent in the military community for many purposes, including targeting applications. We offer several products in this application ranging from a clip-on rifle scope device to a high-precision, stabilized, airborne laser designator system.

Federal Drug Interdiction	Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities. Our systems are in use by the US Customs Service, the US Drug Enforcement Agency and the US Federal Bureau of Investigation, as well as by foreign governments.

Our Government Systems contracts and subcontracts are subject to certain risks related to doing business with the US government and may be subject to termination, reduction and/or amendment at the election of the US government. For a discussion of these risks, see sections “We depend on the US government for a material portion of our business and changes in government spending could adversely affect our business” and “As a US government contractor, we are subject to a number of procurement rules and regulations” in Item 1A “Risk Factors.”

Technology and Core Competencies

We use our expertise in product design, infrared imagers, optics, lasers, image processing, systems integration and other technologies, to develop and produce sophisticated thermal and multi-sensor imaging systems. We integrate the following capabilities and disciplines into our manufacturing processes:

System Design	We have developed extensive competencies in the design and integration of numerous capabilities and payloads into integrated systems or sub-systems. Competencies such as stabilization, packaging and systems integration allow us to effectively combine a wide variety of technologies and payloads to design and manufacture complex systems to suit our customers’ needs.

Radiometry	Our ability to produce thermal imaging systems that can accurately measure temperature is critical in many of our Thermography markets. We have demonstrated know-how in designing and producing systems that can measure temperature to within very precise tolerances while maintaining accuracy and stability over time and over a wide range of ambient temperatures. We believe our skills in this area, known as radiometry, offer an important competitive advantage over many of our competitors.

Mechanical Engineering	Our design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques, particularly in the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics. We also have expertise in designing stabilized assemblies used in our gimbal mounted products utilizing electro-mechanical control, gyroscopes and electronic stabilization, and specialized control mechanisms.

Infrared Detector Design and Manufacturing	We design and manufacture both cooled and uncooled infrared detector arrays, in high volumes and at low cost. We believe our uncooled Vanadium Oxide microbolometers and cooled detectors using Indium Antimonide and Indium Gallium Arsenide are among the highest performing infrared detectors of their type available in the world. Internal design and manufacturing of detectors provides significant cost and engineering advantages compared with the use of third-party detectors.

Integrated Circuits and Electronic Design	We have significant electronic design capabilities across several specialized areas, including readout integrated circuit design, signal processing, image processing and electronics integration. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability.

Software Development	Software is an increasingly important aspect of our overall engineering and design activity. Networking capability, threat detection software and other camera level applications are growing in importance. Our systems are also able to interface with many standard external software tools.

Optical Design, Fabrication and Coating	We design and manufacture sophisticated infrared optics using materials such as silicon and germanium that are required to produce a thermal imaging system. This capability allows us to rapidly develop optics optimized for use with our cameras, and avoid costs and delays associated with reliance on third-party optics suppliers. We also have the ability to apply custom vapor deposited coatings to improve the transmission of the unique lens materials that are used in infrared systems.

Micro-Coolers	We manufacture the industry’s smallest, lightest and lowest power micro-coolers for use in cooling infrared detectors at our facility in Boston, Massachusetts. Our coolers are especially effective in hand-held applications, where light weight and long battery life are essential.

Lasers and Laser Components	Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including laser pointers, illuminators, rangefinders and designators. We design purpose-built laser rangefinders and designators for inclusion in some of our gimbaled systems at our facility in Orlando, Florida, and manufacture laser designators, rangefinders and related components at our facility in Bozeman, Montana.

Research and development expenses were $72.5 million in 2007, $60.6 million in 2006, and $51.5 million in 2005. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in each of our business segments.

Proprietary Rights

We have numerous patents, trademarks, trade secrets and other intellectual property that are important for our success. We rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. We believe that our historical success has been primarily a function of other competitive advantages such as the skill and experience of our employees, our worldwide, multi-channel sales, distribution and servicing network and our name recognition and quality products. While we endeavor to protect our intellectual property, we cannot be certain or give any assurance that we can maintain our competitive advantage in the thermal imaging industry or that competitors will not develop similar or superior capabilities.

Customers

The primary customers for our products vary substantially by division. Typical Thermography customers include research and development facilities, universities, industrial companies, utility companies, building inspectors, electrical contractors, thermography consultants, damage restoration contractors and numerous commercial enterprises. Commercial Vision Systems serves customers such as OEMs, automotive suppliers, aircraft manufacturers and dealers, marine electronics dealers, major integrators of security systems and news gathering agencies. Government Systems customers generally consist of domestic and foreign government agencies, including military, paramilitary and police forces. Our customers in each segment are located around the world and are serviced by a global distribution and service organization covering more than 65 countries.

A substantial portion of our revenue is derived from sales to US and foreign government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to US government agencies accounted for 39% of our revenue in 2007, 32% in 2006 and 33% in 2005. Sales to customers outside the US accounted for 39% of revenue in 2007, 45% in 2006, and 44% in 2005. We expect non-US revenue to continue to account for a significant portion of our total revenue. Further information about geographic operations and customers appears in Note 16 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, independent representatives and distributors, dealers, application engineers, and service and training centers. Our sales personnel, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes.

We sell in many distinct markets, and have established specific sales channels for each market. We sell our Thermography products worldwide through a direct sales staff and a network of distributors and representatives. Our Thermography business continues to expand distribution, particularly in Asia and Latin America. At the end of 2007, our Thermography division employed over 120 direct sales personnel and utilized approximately 500 distributors. In November 2007, we acquired Extech Instruments Corporation, a distributor of hand-held test equipment. We expect to utilize its distribution channels, particularly into catalogs and retailers to expand our distribution in the US.

Commercial Vision Systems is also actively expanding its distribution network by hiring additional direct sales personnel and expanding third-party distribution networks in specific markets. At the end of 2007, our Commercial Vision Systems sales organization employed approximately 35 direct sales personnel and utilized approximately 400 dealers across many distinct markets. In certain markets CVS has chosen to supply camera cores on an OEM basis to companies with well established distribution networks. Examples include firefighting, where we supply cores to Mine Safety Appliances, and automotive, where we are partnered with Autoliv.

Our Government Systems business has a direct sales staff of approximately 90 individuals and a network of over 40 independent representatives and distributors covering all major government markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

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

Customer Service

We maintain service facilities at our factories in Portland, Oregon; Boston, Massachusetts; Santa Barbara, California; Stockholm, Sweden; and London, United Kingdom; and at our locations in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy; Hong Kong; Dubai, United Arab Emirates; Shanghai, China; Tokyo, Japan; Sao Paulo, Brazil; and Melbourne, Australia. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We employ approximately 125 people worldwide in our service organizations. We also maintain field service capabilities in five additional foreign locations under the direction of our independent representatives or distributors.

Manufacturing

We manufacture many of the critical components for our products, including infrared detectors, gimbals, optics and coatings, laser sub-systems and micro-coolers. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wire harnesses. These components are then assembled into finished systems and tested at one of our production facilities.

We have invested in automated production equipment for our Thermography manufacturing facility in Stockholm to support the volume demands now generated by the growth of our Thermography business. This automation includes robotic cell calibration capabilities that have increased unit throughput. In 2007, we acquired a manufacturing facility in Tallinn, Estonia, where we now manufacture certain Thermography products.

We design and manufacture many of our own cooled and uncooled infrared detectors. We believe this vertical integration has allowed us to obtain high quality uncooled and cooled detectors at low costs while providing better control over future detector design. We have maintained third-party sources of supply for all types of detectors as well.

Our manufacturing operations are, from time to time, audited by certain OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Portland, Boston, Stockholm, London, Bozeman, Orlando and Santa Barbara are ISO 9001:2000 certified.

Backlog

At December 31, 2007 and 2006, we had a total order backlog of $393 million and $274 million, respectively. Government Systems typically has the highest backlog of our divisions relative to revenue and in absolute terms. At December 31, 2007, Government Systems backlog totaled $305 million, compared with $220 million at December 31, 2006. Commercial Vision Systems carries backlog in certain markets, but is less backlog dependent than Government Systems. Commercial Vision Systems backlog at year end 2007 was $68 million, compared with $42 million a year earlier. Thermography is our least backlog intensive business, and typically ships orders within a few weeks of receipt. At December 31, 2007, Thermography backlog was $20 million, compared with $12 million at year end 2006. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Fluke (a division of Danaher Corporation), NEC San-Ei, and Mikron Infrared (a LumaSense Technologies company). Competitors in Commercial Vision Systems vary market by market, but include L-3 Communications, ULIS, NVTi, Axsys, ICX and numerous smaller companies. In the Government Systems market, our competitors include Raytheon Corporation, BAE Systems, L-3 Communications, DRS Corporation, Lockheed Martin Corporation, El-Op, Sagem, Tamam and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

Employees

As of December 31, 2007, we had 1,743 employees of which 1,165 were in the United States and 578 were outside of the United States. We have generally been successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States is represented by a union or other bargaining group. Employees in Sweden are represented by unions whose contracts are subject to periodic renegotiations. We believe our relationships with our employees and unions are good.

Available Information

Our internet website address is www.flir.com. This Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Report.

ITEM 1A.	RISK FAC TORS

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we are unable to adequately respond to these risks and uncertainties, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks and uncertainties will be effective.

Our primary markets are volatile and unpredictable

Our business depends on the demand for our thermal imaging systems in a variety of commercial, industrial, and government markets. In the past, the demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including:

•	general economic conditions, both domestically and internationally;

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter;

•	the size and timing of new contract awards;

•	the timing of the release of government funds for procurement of our products; and

•	the timing of orders and shipments within a given quarter, as a significant portion of our sales are frequently concentrated in the last week or days of a quarter.

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

We depend on the US government for a material portion of our business and changes in government spending could adversely affect our business

We derive significant revenue from contracts or subcontracts with US government agencies. A significant reduction in the purchase of our products by these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2007, 2006 and 2005, approximately 39%, 32% and 33%, respectively, of our revenues were derived directly or indirectly from contracts with the US government and its agencies. Recently, a higher percentage of our contracts are larger Indefinite Delivery, Indefinite Quantity (IDIQ) contracts. The funding of contracts awarded to us depends on the overall US government budget and appropriation process, which is beyond our control. In addition, at its discretion, the US government may change its spending priorities and/or terminate, reduce or modify contracts.

As a US government contractor, we are subject to a number of procurement rules and regulations

Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by US government agencies. If we fail to comply with these rules and regulations, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from government contracting or subcontracting for a period of time or permanently.

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete and our ability to introduce new or enhanced products, and enter into new markets

The thermal imaging industry is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant research and development costs to improve our manufacturing capability, reduce costs and develop and introduce new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner, our business, financial condition and results of operations would be adversely affected. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.

We must successfully manage an increasingly complex global organization

As the revenue of the Company has increased, the size and scope of the Company’s worldwide operations has also increased substantially. Worldwide operations have grown to accommodate the design, manufacture and marketing of numerous product lines across each of our three divisions, in a vertically integrated manufacturing environment. Significant management time and effort is required to effectively manage the increased complexity of the business. Our failure to successfully manage the global operations could have a material adverse effect on our business, financial condition and results of operations. In addition, we manufacture our products at various facilities as described in Item 2. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, an earthquake, a prolonged power outage, fire or other natural disaster, could prevent us from supplying products to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

We face risks from international sales

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2007, 2006 and 2005, international sales accounted for 39%, 45% and 44% respectively, of our total revenue. Our international sales are subject to a number of risks, including:

•	the imposition of and changes to governmental controls;

•	restrictions on the export of critical technology;

•	trade restrictions;

•	difficulty in collecting receivables;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	political and economic instability; and

•	general economic conditions.

No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

Operating margins may be negatively impacted by a downturn in sales

Our expense levels are based, in part, on our expectations regarding future sales, and these expenses are largely fixed, particularly in the short term. Some expenses, such as those related to research and development activities, would be maintained in the event of a sales downturn, in order to maintain and enhance the long-term competitiveness of the Company. In addition, to enable us to promptly fill orders, we maintain inventories of finished goods, components and raw materials. As a result, we commit to considerable costs in advance of anticipated sales. Accordingly, we may not be able to reduce our costs in a timely manner to compensate for any unexpected shortfall between forecasted and actual sales. Any significant shortfall of sales may result in us carrying higher levels of inventories of finished goods, components and raw materials thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs.

Competition in the markets for thermal imaging equipment is intense and our failure to compete effectively could adversely affect our business

Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. In addition, many of our competitors have greater financial, technical, research and development, and marketing resources than we do. All of these factors as well as the potential for increased competition from new competitors require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Dependence on sole source and limited source suppliers of components for our products exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue

We currently rely on a number of sole source and limited source suppliers to provide certain key components for our products. We have increased our internal sources of supply for certain critical components, in particular, cooled and uncooled infrared detectors, optics and optical coatings, and laser components, but we rely on numerous sole or limited source third-party suppliers for other key components including laser designators and rangefinders, certain machined parts, optics, motors and electronic components. Many of these suppliers are small and we are often one of their most important customers. Our business, financial condition and results of operations could be materially and adversely affected in the event that we are unable to source certain of these components on a timely basis or if such components are defective or they do not otherwise meet our performance standards.

Based on past experience, we expect to occasionally receive late deliveries or to experience inadequate supplies of certain components. If critical components provided by any significant supplier become unavailable, our manufacturing operations could be disrupted. Unless we have sufficient lead-time and are otherwise able to identify and qualify acceptable replacement components or redesign our products with different components, we might not be able to obtain necessary components on a timely basis or at acceptable prices. Any extended interruption in the supply of sole or limited source components could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends in part on attracting and retaining key senior management and qualified technical, sales and other personnel

Our future success depends in part on the efforts and continued services of our key executives and our ability to attract and retain qualified technical, sales and other personnel. Significant competition exists for such personnel and we cannot assure the retention of our key executives, technical and sales personnel or our ability to attract, integrate and retain other such personnel that may be required in the future. As permitted by applicable law, our key personnel have signed non-competition agreements which limit their ability to join or establish companies that directly or indirectly compete with us. We cannot, however, assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations

We have made several acquisitions of various sizes during our history, including six in the past five years. Our most recent acquisitions include Cedip Infrared Systems in 2008 and Extech Instruments Corporation in 2007. The integration of businesses, personnel, product lines and technologies is typically difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities or expenses. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

We frequently evaluate strategic opportunities available to us and it is possible that we will make additional acquisitions in the future. Such acquisitions may range in size and complexity. Any future acquisitions are subject to the risks described above. Furthermore, we might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact our results and increase our financial risk, and the issuance of any additional equity securities could dilute our then existing shareholders’ ownership. No assurance can be given that we will realize anticipated benefits of any future acquisitions, or that any such acquisition or investment will not have a material adverse effect on our business, financial condition and results of operations.

We may experience impairment in the value of our tangible and intangible assets

Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2007, our intangible assets, including goodwill, totaled $229.0 million and represented 22% of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life, and review goodwill for impairment annually. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurances that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.

We face risks from currency fluctuations

Historically, currency fluctuations have affected our operating results. Changes in the value of foreign currencies in which our sales are denominated or costs are incurred have in the past caused, and could in the future cause, fluctuations in our operating results. We seek to reduce our exposure to currency fluctuations by denominating, where possible, our international sales in US dollars. With respect to international sales denominated in US dollars, a decrease in the value of foreign currencies relative to the US dollar could make our products less price competitive.

Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold US patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the thermal imaging industry, there can be no assurance that we will be able to maintain our competitive advantage or that our competitors will not develop capabilities equal or superior to ours.

Litigation over patents and other intellectual property is common in our industry. We cannot be sure that we will not be the subject of patent or other litigation in the future or that we will not assert claims in litigation to protect our intellectual property. Lawsuits defending or prosecuting intellectual property claims and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort of our personnel. An adverse determination in a patent suit or in any other proceeding to which we may be a party could subject us to significant liabilities, result in the loss of intellectual property rights we claim or impact our competitive position. Additionally, an adverse determination could require us to seek licenses from third parties. If such licenses are not available on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected.

We may not be successful in obtaining the necessary export licenses to conduct operations abroad, and the US government may prevent proposed sales to foreign governments

Export licenses are required from US government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. Recently, heightened government scrutiny of export licenses for products in our markets has resulted in lengthened review periods for our license applications. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and could have a material adverse effect on our business, financial condition and results of operations.

Our products may suffer from defects or errors leading to substantial damage or warranty claims

We include complex system designs and components in our products that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses (including expenses arising from product liability and warranty claims), disrupt sales and affect our reputation and that of our products, which could have a material adverse effect on our business, financial condition and results of operations. We maintain product liability insurance but cannot be certain that it is adequate or will remain available on acceptable terms.

We have indebtedness as a result of borrowings under our credit facility and the sale of our convertible notes and are subject to certain restrictive covenants under our credit facility which may limit our operational and financial flexibility

We have entered into a $300 million Credit Agreement which on October 6, 2006 under which we had $19.0 million outstanding as of December 31, 2007. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. Additionally, in June 2003, we issued $210 million of 3.0% senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended.

Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to comply with the required financial covenants could result in a default under the Credit Agreement. In the event of any such default, the lenders under our credit facility could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. If we are unable to repay any of this debt when due, the lenders under our credit facility could foreclose on our assets pledged to them as security. If the indebtedness under our credit facility were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Changes in our effective tax rate may have an adverse effect on our results of operations

Our future effective tax rate may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

•	the repatriation of non-US earnings for which we have not previously provided for US taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the US Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

Oregon law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders

Other companies may seek to acquire or merge with us. An acquisition or merger of our Company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Articles of Incorporation and Bylaws, including our shareholder rights plan and our ability to issue preferred stock without further action by our shareholders, as well as provisions of Oregon law, may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

ITEM 1B.	UNRE SOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2007.

ITEM 2.	PROPER TIES

We maintain our corporate headquarters in Wilsonville, Oregon. The location, approximate size and type of facility of our principal properties are as follows:

Location	Square Feet	Type of Facility
Wilsonville (Portland), Oregon(1)	154,000	Corporate headquarters, manufacturing, sales and service
Danderyd (Stockholm), Sweden(2)	165,000	Manufacturing, sales and service
North Billerica (Boston), Massachusetts(1)	133,000	Manufacturing, sales and service
Goleta (Santa Barbara), California(2)	137,000	Manufacturing, sales and service
Orlando, Florida(1)	82,000	Manufacturing, research and development
Bozeman, Montana(2)	32,000	Manufacturing and sales
Waltham (Boston), Massachusetts(2)	26,000	Manufacturing, sales and service
West Malling (London), United Kingdom(2)	15,000	Sales and service
Tallinn, Estonia(2)	15,000	Manufacturing

(1)	Owned property
(2)	Leased property

The owned properties in Wilsonville and Orlando, and the leased facilities in Bozeman are used by the Government Systems business. The leased facilities in Waltham and Tallinn are locations for the Thermography business. The leased facilities in Goleta are used by the Commercial Vision Systems business. The leased facilities in Danderyd and West Malling and the owned property in North Billerica are used jointly by both the Thermography and Government Systems businesses.

Additionally, the Thermography business has leased sales and service facilities in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy; Hong Kong; Shanghai, China; Tokyo, Japan; Sao Paulo, Brazil; and Melbourne, Australia. The Government Systems business has a leased sales and service office in Dubai, United Arab Emirates. The Commercial Vision Systems business also has a leased sales office in Breda, Netherlands.

We believe our properties are suitable for their intended use, adequate for our business needs and in good condition.

ITEM 3.	LEGAL PROCEEDINGS

The Company was named as a nominal defendant in four shareholder derivative actions filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al. (the “Original Cases”). These complaints, which alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. These cases were dismissed on November 7, 2007. In June 2007, the Company was named in a fifth shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint includes factual allegations regarding the Company’s stock option practices and legal theories for relief that are identical to those asserted in the Original Cases in all material respects. As of December 31, 2007, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

The Company and its subsidiary, Indigo Systems Corporation, (together, the “FLIR Parties”) have been named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. The complaint asserts claims for tortious interference, patent infringement, trade secret misappropriation, and unfair competition. The FLIR Parties filed an amended answer and counterclaims on or about June 22, 2007, in which they denied all material allegations. As of December 31, 2007, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN D ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company has been traded on the NASDAQ National Market System since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low closing sales price for our common stock as reported on the NASDAQ National Market System.

	2007		2006
	High	Low	High	Low
First Quarter	$17.96	$15.02	$14.24	$11.36
Second Quarter	23.12	17.71	14.88	10.91
Third Quarter	28.44	21.38	13.86	10.82
Fourth Quarter	36.35	28.19	16.92	13.27

On December 10, 2007, we effected a two-for-one stock split of each share of common stock outstanding on November 12, 2007. As a result of this stock split, we issued approximately 68.4 million shares of common stock in the form of a stock dividend. The closing sales prices in the table above, as well as all other references of numbers of shares and per share amounts in this report have been restated to reflect the stock split for all periods presented.

At December 31, 2007, there were approximately 138 holders of record of our common stock and 136,770,076 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s MidCap 400 Index and the Standard & Poor’s 600 Electronic Equipment Manufacturers Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2002, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
FLIR Systems, Inc.	100.00	149.59	261.43	183.03	260.90	513.11
S&P MidCap 400 Index	100.00	135.62	157.97	177.81	196.16	211.81
S&P 600 Electronic Equipment Manufacturers Index	100.00	145.61	161.96	151.82	177.45	210.20

The following table summarizes our 2007 common stock repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 to August 31, 2007	176,800	$21.14	176,800

Total	176,800	$21.14	176,800	11,823,200

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. In February 2006 and 2007, our Board of Directors authorized the repurchase of up to 10.0 and 12.0 million shares, respectively, of our outstanding common stock in the open market. As of December 31, 2007, we had repurchased 176,800 shares under the February 2007 authorization. We purchased approximately 8.7 million shares under the February 2006 authorization. The February 2006 authorization has expired and no further purchases can occur under this authorization. The February 2007 authorization will expire in February 2009.

ITEM 6.	SELE CTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$779,397	$575,000	$508,561	$482,651	$311,979
Cost of goods sold	346,167	260,087	231,867	233,492	146,454

Gross profit	433,230	314,913	276,694	249,159	165,525
Operating expenses:
Research and development	72,458	60,584	51,514	45,796	30,665
Selling, general and administrative	168,940	117,374	99,227	95,605	68,253

Total operating expenses	241,398	177,958	150,741	141,401	98,918

Earnings from operations	191,832	136,955	125,953	107,758	66,607
Interest expense and other expense, net	679	4,344	3,729	9,217	5,978

Earnings before income taxes	191,153	132,611	122,224	98,541	60,629
Income tax provision	54,442	31,715	31,459	27,897	18,748

Net earnings	$136,711	$100,896	$90,765	$70,644	$41,881

Net earnings per share(1):
Basic	$1.02	$0.74	$0.65	$0.52	$0.31

Diluted	$0.89	$0.66	$0.58	$0.46	$0.29

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$489,365	$316,097	$316,335	$276,642	$310,710
Total assets	1,024,316	798,148	689,423	622,446	448,538
Short-term debt	19,007	45,507	56	105	—
Long-term debt, excluding current portion	207,889	207,024	206,155	205,335	204,369
Total shareholders’ equity	623,275	398,752	356,981	303,498	161,891

(1)	The per share amounts have been restated for all periods presented to reflect the two-for-one stock split effected on December 10, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FLIR was founded in 1978, originally providing infrared imaging systems that were installed on vehicles for use in conducting energy audits. Later, we expanded our focus to other applications and markets for our technology, in particular, designing and selling stabilized thermal imaging systems for aircraft used by law enforcement. We have since grown substantially, due to increasing demand for infrared products across a growing number of markets, and having executed a series of acquisitions. Today we are one of the world leaders in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial and government markets, internationally as well as domestically.

Our Thermography business primarily consists of the design and manufacture of hand-held thermal imaging systems that can detect and measure minute temperature differences, which are useful for a wide variety of industrial and commercial applications. Uses for our Thermography products include high-end predictive and preventative maintenance, research and development, test and measurement, leak detection and scientific analysis. Our Thermography products are primarily produced at our facilities in Stockholm. A growing distribution network has enabled us to penetrate existing and emerging markets and applications worldwide.

Our Commercial Vision Systems (“CVS”) business is focused on the development, manufacture and sale of generally lower cost uncooled products to emerging commercial markets where the primary requirement is to see at night or in adverse conditions. These markets are developing rapidly and include such uses as automotive night vision, recreational marine, firefighting, airborne law enforcement and commercial security. CVS also sells camera cores, readout integrated circuits and other sub-components to OEMs in certain markets. Our infrared sensor business, which supplies both internal and external customers, is also part of CVS. Vertical integration into infrared sensors provides us with the ability to design and produce infrared detectors, allowing us to reduce our costs and open new markets. Our CVS products are primarily produced at our Santa Barbara facility.

Our Government Systems business is focused primarily on markets where very high performance is required. The primary market for these products is government customers, who use our hand-held and fixed mounted products for such applications as force protection, counter terrorism, search and rescue, perimeter security, navigation safety, law enforcement, narcotics detection, maritime and border patrol, and anti-piracy. Our Government Systems products are primarily produced at our Portland, Boston and Stockholm facilities. A substantial portion of our revenue in the Government Systems business is derived from sales to government agencies and we are continuing to expand our military program business, both in the US and internationally.

International revenue accounted for approximately 39 percent, 45 percent and, 44 percent of our revenue in 2007, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the US dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Stockholm, significant sales denominated in currencies other than the US dollar, and cross currency fluctuations between such currencies as the US dollar, Euro and Swedish Kroner. During 2006 and 2007, there were significant fluctuations in the values of the major currencies in which we conduct business, in particular, a weakening of the US dollar against the Euro and the Swedish Kroner. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories, goodwill, warranty obligations, contingencies and income taxes on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

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

We design, market and sell our products primarily as commercial, off-the-shelf products. Many of our Government Systems and Commercial Vision Systems customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate that the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts) undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after we have determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

We also have a limited number of design and development contracts, principally with governmental customers for which revenues and related costs are recognized using the percentage-of-completion method.

Allowance for doubtful accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available. Actual write-offs during the past three years have not been material to our results of operations.

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2007, our accounts receivable balance of $203.4 million is reported net of allowances for doubtful accounts of $1.3 million. We believe our reported allowances at December 31, 2007, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to record inventory write-downs when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2007, our inventories of $179.4 million are stated net of inventory write-downs of $21.4 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.

Goodwill.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the applicable business divisions of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $176.2 million as of December 31, 2007.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $6.6 million at December 31, 2007 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes. We record our deferred tax assets when the benefits are more likely than not to be recognized. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures, and other factors beyond our control. As of December 31, 2007, we have determined that no valuation allowance against our net deferred tax assets of $13.3 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	44.4	45.2	45.6

Gross profit	55.6	54.8	54.4
Operating expenses:
Research and development	9.3	10.5	10.1
Selling, general and administrative	21.7	20.5	19.5

Total operating expenses	31.0	31.0	29.6

Earnings from operations	24.6	23.8	24.8
Interest expense	1.3	1.6	1.6
Interest income	(0.7)	(0.6)	(0.5)
Other income, net	(0.5)	(0.3)	(0.3)

Earnings before income taxes	24.5	23.1	24.0
Income tax provision	7.0	5.6	6.2

Net earnings	17.5%	17.5%	17.8%

Years ended December 31, 2007, 2006 and 2005

Revenue.    Revenue for 2007 totaled $779.4 million, an increase of 35.5 percent over the $575.0 million of revenue in 2006. Revenue from the Thermography business segment increased 19.4 percent from $219.2 million in 2006 to $261.8 million in 2007. The increase in Thermography revenue was primarily due to the introduction of new products and increased unit sales in most of our existing product lines. Revenue from the Government Systems business segment increased 47.9 percent from $258.4 million in 2006 to $382.3 million in 2007. The increase was primarily due to significant increases in unit sales of most of our products. Revenue from the Commercial Vision Systems business segment increased 38.9 percent from $97.3 million in 2006 to $135.2 million in 2007. The increase in Commercial Vision Systems revenue was also primarily due to an increase in unit sales across all major product lines of the segment.

Revenue for 2006 totaled $575.0 million, an increase of 13.1 percent over the $508.6 million of revenue in 2005. Revenue from the Thermography business segment increased 19.4 percent from $183.6 million in 2005 to $219.2 million in 2006. The increase in Thermography revenue was primarily due to sales of the InfraCAM® product which was launched in 2006 and increased unit sales in most of our other product lines. Revenue from the Government Systems business segment increased 7.1 percent from $241.4 million in 2005 to $258.4 million in 2006. The increase in Government Systems revenue was primarily due to an increase in sales of gimbaled products, partially offset by a decrease in sales of hand-held and fixed mounted products. Revenue from the Commercial Vision Systems business segment increased 16.4 percent from $83.6 million in 2005 to $97.3 million in 2006. The increase in Commercial Vision Systems revenue was due to increased unit sales across all product lines.

International revenue in 2007 totaled $301.9 million, representing 38.7 percent of revenue. This compares with international revenue in 2006 which totaled $259.9 million, representing 45.2 percent of revenue and $221.7 million in 2005, representing 43.6 percent of revenue. While the sales mix between domestic and international sales may fluctuate slightly from year to year, we anticipate the mix to be approximately 55 percent to 60 percent domestic and 40 percent to 45 percent international on a long-term basis.

Gross profit.    Gross profit in 2007 was 55.6 percent of revenue, compared to 54.8 percent of revenue in 2006. The increase in gross profit as a percentage of revenue was primarily due to cost efficiencies realized by increased volumes in our Government Systems and Commercial Vision Systems manufacturing facilities.

Gross profit in 2006 was 54.8 percent of revenue, compared to 54.4 percent of revenue in 2005. The slight increase in gross profit was primarily due to the product mix within our three business segments and cost efficiencies in our Santa Barbara operations, offset by stock-based compensation expense of $1.2 million included in our 2006 cost of goods sold.

Cost of goods sold includes materials, labor and overhead costs incurred in the manufacturing of products and services sold in the period. Material costs include raw materials, purchased components and sub-assemblies, outside processing and inbound freight costs. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation, occupancy costs, and purchasing, receiving and inspection costs.

Research and development.    Research and development expenses were $72.5 million, or 9.3 percent of revenue, in 2007 compared to $60.6 million, or 10.5 percent of revenue, in 2006. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 10 percent of revenue on a long-term basis.

Research and development expenses were $60.6 million, or 10.5 percent of revenue, in 2006 compared to $51.5 million, or 10.1 percent of revenue, in 2005. The increase in research and development expenses was due to the growth in the business and the impact of stock-based compensation of $3.1 million in 2006.

We have also incurred expenses associated with customer funded design and development contracts. Such expenses were $8.9 million in 2007, $11.6 million in 2006 and $10.6 million in 2005. These expenses are reported as cost of goods sold since the related funding is reported as revenue.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $168.9 million, or 21.7 percent of revenue, in 2007 compared to $117.4 million, or 20.5 percent of revenue in 2006. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with new product launches and increased performance incentive and stock-based compensation costs. In addition, during 2007 we incurred significantly higher legal and accounting costs related to the investigation of our historical stock option practices and various other legal matters (See Note 11, “Contingencies,” of the Notes to the Consolidated Financial Statements). We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Selling, general and administrative expenses were $117.4 million, or 20.5 percent of revenue, in 2006 compared to $99.2 million, or 19.5 percent of revenue in 2005. The increase in selling, general and administrative expenses was due to the growth in the business and the impact of stock-based compensation of $6.6 million in 2006.

Interest expense.    Interest expense totaled $10.2 million, $9.0 million and $7.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003, the amortization of costs related to the issuance of the notes and interest on short-term borrowings.

Interest income.    Interest income was $5.6 million, $3.4 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in interest income was primarily due to an increase in invested cash.

Other income, net.    We reported other income of $3.9 million, $1.3 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005. The other income is primarily currency gains on transactions denominated in currencies other than the functional currency of our European operations.

Income taxes.    Our income tax provision was $54.4 million, $31.7 million, and $31.5 million in 2007, 2006 and 2005, respectively. The effective tax rates for 2007, 2006 and 2005 were 28.5 percent, 23.9 percent, and 25.7 percent, respectively. The mix in taxable income between our US and foreign operations impacted the income tax provisions in each of these years. Our effective tax rate is lower than the US Federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign tax credits and other federal and state tax credits.

At December 31, 2007, we had US tax net operating loss carryforwards (“NOLs”) totaling approximately $3.0 million and state tax NOLs totaling approximately $7.3 million which expire in the years 2019 through 2025. Additionally, we have federal tax credits available aggregating $2.0 million and various state tax credits available aggregating $0.3 million, net of federal benefit, which expire in the years 2008 through 2017. The utilization of stock option exercise deductions is generally accounted for as a direct increase in additional paid-in capital rather than as a reduction in our income tax provision.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. Based on this guidance, we believe that the net deferred tax assets of $13.3 million reflected on the December 31, 2007 consolidated balance sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and therefore, we have not recorded a valuation allowance.

Liquidity and Capital Resources

At December 31, 2007, we had $203.7 million in cash and cash equivalents compared to $138.6 million at December 31, 2006. The increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options, offset by the acquisition of Extech Instruments Corporation, capital expenditures and repayments of borrowings under our credit agreement.

Cash provided by operating activities in 2007 totaled $116.1 million compared to $115.2 million in 2006. The slight increase in cash provided from operating activities was primarily due to an increase in net earnings, offset by increases in accounts receivable, inventories and other current assets.

At December 31, 2007, we had accounts receivable in the amount of $203.4 million compared to $167.5 million at December 31, 2006. The increase of $35.9 million in the receivable balance was primarily due to the increase in revenue in the fourth quarter of 2007 compared to the fourth quarter of 2006.

At December 31, 2007, we had inventories of $179.4 million compared to $135.9 million at December 31, 2006. The 32 percent increase in inventories was primarily due to an increase in purchases of materials to support business growth, increased backlog of orders and new product introductions.

At December 31, 2007, we had prepaid expenses and other current assets of $53.7 million compared to $29.2 million at December 31, 2006. The increase was primarily due to estimated tax payments for 2007 made to both federal and foreign jurisdictions, increases in vendor advances and increases in sales demonstration units related to recently introduced products.

Accounts payable increased from $40.6 million at December 31, 2006 to $54.0 million at December 31, 2007. The increase primarily relates to the increase in inventories and overall Company growth.

Accrued payroll and related liabilities increased from $25.8 million at December 31, 2006 to $39.4 million at December 31, 2007. The increase was primarily due to the timing of payroll payments, increased headcount and increased annual incentive accruals.

Accrued income taxes payable decreased from $17.3 million at December 31, 2006 to $3.8 million at December 31, 2007. The decrease relates to prepayments of estimated taxes in foreign jurisdictions that were greater than the expected 2007 tax liability in those jurisdictions.

Cash used for investing activities for the year ended December 31, 2007 totaled $87.5 million, primarily consisting of capital expenditures, principally for expansions and improvements in most of our manufacturing facilities, the purchase of equipment to be utilized in the fabrication of microbolometers at a third-party site, costs associated with the continued implementation of an enterprise resource planning system and the acquisition of Extech Instruments Corporation. Cash used for investing activities for the year ended December 31, 2006 totaled $43.4 million, primarily consisting of capital expenditures, including the purchase of a facility in Orlando, Florida, expansions and improvements in our manufacturing facilities and the implementation of an enterprise resource planning system.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 5.65 percent and the prime lending rate was 7.25 percent at December 31, 2007. These rates were 6.10 percent and 8.25 percent, respectively, at December 31, 2006. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At December 31, 2007 and 2006, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2007 and 2006, we had $19.0 million and $45.5 million, respectively, outstanding under the Credit Agreement and were in compliance with all of the financial covenants. We had $6.6 million and $5.5 million of letters of credit outstanding under the Credit Agreement at December 31, 2007 and 2006, respectively, which reduces the total available credit.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $4.7 million) line of credit with an interest rate at 4.70 percent at December 31, 2007. At December 31, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

In June 2003, we issued $210 million of 3.0 percent senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of our common stock at a conversion rate of 90.1224 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. We may redeem for cash all or part of the notes on or after June 8, 2010.

The convertible notes are eligible for conversion at the option of the note holders. As of December 31, 2007, notes with a value of $4,000 have been converted into 360 shares of the Company’s common stock. We do not currently anticipate any more conversions of these notes before 2010.

We believe that our existing cash combined with the cash we anticipate to generate from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2007, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2007, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$210,013	$7	$10	$—	$209,996
Interest on long-term debt	97,125	6,300	12,600	12,600	65,625
Credit agreement	19,000	19,000	—	—	—
Interest on credit agreement	100	100	—	—	—
Operating leases	43,846	8,950	16,112	11,664	7,120
Licensing rights	5,150	475	1,100	1,100	2,475
Post-retirement obligations	11,516	446	1,656	2,399	7,015

	$386,750	$35,278	$31,478	$27,763	$292,231

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

Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates on the credit agreements impacts the interest incurred and cash flows. At December 31, 2007, we had $19.0 million outstanding under our credit agreement. It is currently our intention to repay the $19.0 million outstanding in full by the end of the first quarter of 2008. We have determined that any change in interest rates during the first three months of 2008 will not materially impact our financial condition or results of operations.

Our convertible notes carry interest at a fixed rate of 3.0 percent. For fixed rate debt, interest rate changes impact the fair value of the notes but do not impact earnings or cash flows. The fair value of the notes at December 31, 2007, was approximately $603.0 million compared to a carrying value of $207.9 million.

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

Our net investment in foreign subsidiaries, translated into US dollars using the period-end exchange rates at December 31, was approximately $290.7 million and $211.6 million at December 31, 2007 and 2006, respectively. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $29.1 million and $21.2 million at December 31, 2007 and 2006, respectively. The increase in the potential loss in fair value is primarily due to the increase in the net investment of foreign subsidiaries. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II in this Form 10-K for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 28, 2008

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue	$779,397	$575,000	$508,561
Cost of goods sold	346,167	260,087	231,867

Gross profit	433,230	314,913	276,694
Operating expenses:
Research and development	72,458	60,584	51,514
Selling, general and administrative	168,940	117,374	99,227

Total operating expenses	241,398	177,958	150,741

Earnings from operations	191,832	136,955	125,953
Interest expense	10,230	8,956	7,922
Interest income	(5,619)	(3,352)	(2,644)
Other income, net	(3,932)	(1,260)	(1,549)

Earnings before income taxes	191,153	132,611	122,224
Income tax provision	54,442	31,715	31,459

Net earnings	$136,711	$100,896	$90,765

Net earnings per share:
Basic	$1.02	$0.74	$0.65

Diluted	$0.89	$0.66	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$203,681	$138,623
Accounts receivable, net	203,371	167,502
Inventories, net	179,366	135,928
Prepaid expenses and other current assets	58,056	33,028
Deferred income taxes, net	11,033	11,389

Total current assets	655,507	486,470
Property and equipment, net	120,873	92,156
Deferred income taxes, net	2,237	3,687
Goodwill	176,230	159,802
Intangible assets, net	52,819	40,917
Other assets	16,650	15,116

	$1,024,316	$798,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes Payable	$19,000	$45,500
Accounts payable	53,990	40,608
Deferred revenue	19,612	13,709
Accrued payroll and related liabilities	39,431	25,831
Accrued product warranties	6,594	5,174
Advance payments from customers	9,156	10,064
Other current liabilities	14,600	12,149
Accrued income taxes	3,752	17,331
Current portion of long-term debt	7	7

Total current liabilities	166,142	170,373
Long-term debt	207,889	207,024
Deferred income taxes	1,902	2,392
Accrued income taxes	4,295	—
Pension and other long-term liabilities	20,813	19,607

Commitments and contingencies (Notes 10 and 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2007 or 2006	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 136,770 and 131,671 shares issued at December 31, 2007 and 2006, respectively, and additional paid-in capital	197,508	126,090
Retained earnings	389,033	252,322
Accumulated other comprehensive earnings	36,734	20,340

Total shareholders’ equity	623,275	398,752

	$1,024,316	$798,148

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholder’s Equity	Annual Comprehensive Earnings
	Shares	Amount
Balance, December 31, 2004	138,236	$221,777	$60,661	$21,060	$303,498
Net earnings for the year	—	—	90,765	—	90,765	$90,765
Income tax benefit of common stock options exercised	—	11,590	—	—	11,590	—
Repurchase of common stock	(4,002)	(48,494)	—	—	(48,494)	—
Common stock options exercised	3,886	24,241	—	—	24,241	—
Common stock issued pursuant to Employee Stock Purchase Plan	312	3,098	—	—	3,098	—
Stock-based compensation expense	—	14	—	—	14	—
Change in minimum liability for pension plans, net of tax	—	—	—	(1,450)	(1,450)	(1,450)
Translation adjustment	—	—	—	(26,281)	(26,281)	(26,281)

Balance, December 31, 2005	138,432	212,226	151,426	(6,671)	356,981
Comprehensive earnings, year ended December 31, 2005						$63,034

Net earnings for the year	—	—	100,896	—	100,896	$100,896
Income tax benefit of common stock options exercised	—	5,473	—	—	5,473	—
Repurchase of common stock	(9,391)	(119,053)	—	—	(119,053)	—
Common stock options exercised	2,266	13,216	—	—	13,216	—
Common stock issued pursuant to Employee Stock Purchase Plan	364	3,403	—	—	3,403	—
Stock-based compensation expense	—	11,465	—	—	11,465	—
Other	—	(640)	—	—	(640)	—
Adjustment for the initial adoption of SFAS 158, net of tax	—	—	—	(1,270)	(1,270)	—
Change in minimum liability for pension plans, net of tax	—	—	—	341	341	341
Translation adjustment	—	—	—	27,940	27,940	27,940

Balance, December 31, 2006	131,671	126,090	252,322	20,340	398,752
Comprehensive earnings, year ended December 31, 2006						$129,177

Net earnings for the year	—	—	136,711	—	136,711	$136,711
Income tax benefit of common stock options exercised	—	18,085	—	—	18,085	—
Repurchase of common stock	(177)	(3,737)	—	—	(3,737)	—
Common stock options exercised	4,826	38,876	—	—	38,876	—
Common stock issued pursuant to Employee Stock Purchase Plan	258	3,919	—	—	3,919	—
Common stock issued pursuant to vesting of restricted stock units, net of common stock withheld for employees’ taxes	192	(1,219)	—	—	(1,219)	—
Stock-based compensation expense	—	15,490	—	—	15,490	—
Conversion of convertible debt	—	4	—	—	4	—
Change in minimum liability for pension plans, net of tax	—	—	—	(456)	(456)	(456)
Translation adjustment	—	—	—	16,850	16,850	16,850

Balance, December 31, 2007	136,770	$197,508	$389,033	$36,734	$623,275

Comprehensive earnings, year ended December 31, 2007						$153,105

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$136,711	$100,896	$90,765
Income items not affecting cash:
Depreciation and amortization	25,908	20,551	15,585
Disposal and write-offs of property and equipment	98	(113)	(74)
Deferred income taxes	1,735	(1,708)	7,403
Stock-based compensation arrangements	15,316	10,853	14
Excess tax benefit of stock options exercised	—	—	11,590
Other non-cash items	—	655	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(27,303)	(17,533)	(35,409)
Increase in inventories	(34,411)	(26,783)	(11,217)
(Increase) decrease in prepaid expenses and other current assets	(24,324)	1,307	(12,093)
Increase in other assets	(829)	(128)	(3,573)
Increase in accounts payable	9,879	4,905	3,604
Increase in deferred revenue	5,687	3,053	3,369
Increase in accrued payroll and other liabilities	12,297	6,495	2,693
(Decrease) increase in accrued income taxes	(5,155)	12,485	(1,167)
Increase in pension and other long-term liabilities	494	220	1,649

Cash provided by operating activities	116,103	115,155	73,139

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(44,048)	(43,039)	(34,038)
Proceeds on sale of property and equipment	93	603	252
Business acquisitions, net of cash acquired	(41,981)	—	(17,657)
Investment in insurance contracts	(877)	(877)	(1,000)
Other investments	(644)	(116)	(500)

Cash used by investing activities	(87,457)	(43,429)	(52,943)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Net (repayments) proceeds from credit agreement	(26,500)	45,500	—
Repayments of capital leases and other long-term debt, including current portion	(7)	(56)	(105)
Payment of financing fees	—	(1,620)	—
Repurchase of common stock	(3,737)	(119,053)	(48,494)
Proceeds from exercise of stock options	38,876	13,216	24,241
Proceeds from shares issued pursuant to Employee Stock Purchase Plan	3,919	3,403	3,098
Excess tax benefit of stock options exercised	14,594	3,551	—

Cash provided (used) by financing activities	27,145	(55,059)	(21,260)

Effect of exchange rate changes on cash	9,267	14,899	(12,571)

Net increase (decrease) in cash and cash equivalents	65,058	31,566	(13,635)
Cash and cash equivalents, beginning of year	138,623	107,057	120,692

Cash and cash equivalents, end of year	$203,681	$138,623	$107,057

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. (the “Company”) designs, manufactures and markets thermal imaging and stabilized camera systems for a wide variety of applications in commercial, industrial and government markets worldwide. The Company’s products are produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for such applications as surveillance, search and rescue, and industrial analysis and monitoring; sealed, autonomous systems for fixed security monitoring installations; and stabilized gimbaled systems for airborne and shipborne use. The Company’s thermal imaging systems use advanced infrared technology that detects infrared radiation, or heat, enabling the operator to measure minute temperature differences and to see objects in total darkness and in many types of adverse conditions including through smoke, haze and most types of fog. Many of the Company’s products also incorporate visible light cameras, laser rangefinders, laser illuminators, image analysis software and gyro-stabilized gimbal technology.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated.

Stock split

On December 10, 2007, the Company effected a two-for-one split of each share of common stock outstanding on November 11, 2007. As a result of this stock split, the Company issued approximately 68.4 million shares of common stock in the form of a stock dividend. The Company’s number of shares and per share amounts of common stock have been restated to reflect the stock split for all periods presented.

Reclassification

A reclassification has been made of $3,873,000 from current deferred income taxes, net to prepaid expenses and other current assets on the December 31, 2006 balance sheet to conform to the December 31, 2007 presentation. This reclassification had no impact on previously reported results of operations or shareholders’ equity.

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

The cumulative translation adjustment included in accumulated other comprehensive earnings is a gain of $39,569,000 and $22,719,000 at December 31, 2007 and 2006, respectively.

Revenue recognition

Revenue is primarily recognized when persuasive evidence of an arrangement exists, upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title and risk of loss to the customer as indicated by the shipping terms and fulfillment of all significant obligations, pursuant to guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition”, issued by the Securities and Exchange Commission in December 2003.

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

The Company also has a limited number of design and development contracts, principally with governmental customers for which revenues and related costs are recognized using the percentage-of-completion method.

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

Cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2007 and 2006 were $27,916,000 and $129,910,000, respectively.

Inventories

Inventories are generally stated at the lower of cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard cost basis that approximates actual manufacturing cost on a first-in, first-out basis.

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

Demonstration units

The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $19.9 million and $16.7 million at December 31, 2007 and 2006, respectively.

Property and equipment

Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.

Goodwill

Goodwill is reviewed in June of each year, or more frequently if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable.

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

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $5.7 million, $3.6 million and $2.5 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Cost-basis investments

The Company has three private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. The carrying value of those investments at December 31, 2007 and 2006 was $1.6 million and $1.3 million, respectively, and are not in excess of their estimated fair values. The investments are included in other assets in the Consolidated Balance Sheets.

Earnings per share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and from the assumed conversion of the $210 million convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place as of the date that the convertible notes were issued. In addition, net earnings used for purposes of computing diluted earnings per share is net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place as of the date that the convertible notes were issued.

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2007	2006	2005
Numerator for earnings per share:
Net earnings, as reported	$136,711	$100,896	$90,765
Interest associated with convertible notes, net of tax	4,426	4,377	4,377

Net earnings available to common shareholders—diluted	$141,137	$105,273	$95,142

Denominator:
Weighted average number of common shares outstanding	134,244	135,691	139,159
Assumed exercise of stock options, net of shares assumed reacquired under the treasury stock method	6,071	4,938	5,973
Assumed conversion of convertible notes	18,926	18,926	18,926

Diluted shares outstanding	159,241	159,555	164,058

For the year ended December 31, 2007, there were no stock options excluded. The effect of stock options for the years ended December 31, 2006 and 2005 that aggregated 4,629,176 and 3,951,286, respectively, have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash paid for:
Interest	$8,236	$7,506	$6,633
Taxes	$58,401	$19,004	$22,013

Fair value of financial instruments

For cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and related liabilities, the carrying amount approximates the fair value of those instruments due to their short-term nature. The fair value of the long-term debt is estimated based on quoted market prices of the convertible notes. At December 31, 2007, the fair value of the notes was approximately $603.0 million.

Stock-based compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for restricted stock awards which are valued at the fair market value on the date of grant. The Company recognizes the compensation expense for time-based options and restricted stock awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized over the vesting period of the applicable tranche because each tranche is independent of the others and if the performance criteria in a particular year is not met, the related tranche does not vest.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Income for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Cost of goods sold	$2,124	$1,202
Research and development	4,033	3,083
Selling, general and administrative	9,159	6,568

Stock-based compensation expense before income taxes	15,316	10,853
Income tax benefit	(3,286)	(2,317)

Total stock-based compensation expense after income taxes	$12,030	$8,536

As of December 31, 2007 and 2006, stock-based compensation costs of $786,000 and $612,000, respectively, were capitalized in inventory. As of December 31, 2007, the Company had approximately $23,402,000 of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

Prior to the adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

Net earnings—as reported	$90,765
Add: Total stock-based compensation expense included in reported net earnings, net of tax	14
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(12,554)

Net earnings—pro forma	$78,225

Earnings per share:
Basic—as reported	$0.65
Diluted—as reported	$0.58
Earnings per share:
Basic—pro forma	$0.56
Diluted—pro forma	$0.50

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the years ended December 31, 2007, 2006 and 2005 reported above was estimated with the following weighted-average assumptions:

	2007	2006	2005
Stock Option Awards:
Risk-free interest rate	4.6%	4.7%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	3.6 years	2.6 years	3.0 years
Expected volatility	39.0%	39.9%	43.5%
Employee Stock Purchase Plan:
Risk-free interest rate	4.6%	5.0%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	36.2%	40.1%	40.4%

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2007 and 2006, approximately 80 percent of stock options granted were performance-based options whereas prior to 2006, all stock options were time-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Stock Option Awards:
Weighted average grant date fair value per share	$7.23	$3.77	$4.76
Total fair value of awards granted	$5,738	$9,921	$23,271
Total fair value of awards vested	$7,040	$5,232	$13,388
Total intrinsic value of options exercised	$76,447	$15,883	$32,940
Restricted Stock Awards:
Weighted average grant date fair value per share	$21.17	$12.56	$—
Total fair value of awards granted	$14,178	$12,474	$—
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$7.12	$3.65	$3.14
Total fair value of shares estimated to be issued	$1,467	$1,196	$1,087

The total amount of cash received from the exercise of stock options in the years ended December 31, 2007, 2006 and 2005 was $38,876,000, $13,216,000 and $24,241,000, respectively, and the related excess tax benefit realized from the exercise of the stock options was $18,085,000, $5,473,000 and $11,590,000, respectively.

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

A substantial portion of the Company’s revenue is derived from sales to US and foreign government agencies (see Note 16). The Company also purchases certain key components from sole or limited source suppliers.

The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, recoverability of deferred tax assets, impairment of goodwill, loss contingencies and adequacy of warranty accruals. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.

Accumulated other comprehensive earnings (loss)

Accumulated other comprehensive earnings includes cumulative translation adjustments and changes in minimum liability for pension plans. Foreign currency translation adjustments included in comprehensive income were not tax affected as investments in international affiliates are deemed to be indefinite in duration.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in the company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there were no material adjustments in the liability for unrecognized income tax benefits upon adoption.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in US generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company’s adoption of SFAS No. 157 is not expected to impact its consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits the option to choose to measure many financial instruments and certain other items at fair value, to improve financial reporting by providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 is not expected to impact its consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Recent accounting pronouncements—(Continued)

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Note 2.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.3 million and $1.6 million at December 31, 2007 and 2006, respectively.

Note 3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw material and subassemblies	$141,521	$85,860
Work-in-progress	25,885	35,057
Finished goods	11,960	15,011

	$179,366	$135,928

Note 4.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2007	2006
Land	—	$7,060	$7,060
Buildings	30 years	34,025	32,340
Machinery and equipment	3 to 10 years	88,971	59,878
Office equipment and other	2 to 10 years	70,834	54,625

		200,890	153,903
Less accumulated depreciation		(80,017)	(61,747)

		$120,873	$92,156

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $17,277,000, $12,465,000 and $8,481,000, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Goodwill

During the year ended December 31, 2007, the Company recorded goodwill in connection with its acquisition of Australasian Infrared Systems Pty, Ltd and Extech Instruments Corporation. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of the reporting units, the Company relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return and are analyzed within the boundary of the overall market capitalization of the Company. Under the Market Approach, the fair value of the business is based on forecasted earnings multiplied by an average earnings multiplier of a group of the Company’s peers and compared to the carrying value of the goodwill.

As of June 30, 2007, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2007, there have been no triggering events that would require an updated impairment review.

The carrying value of goodwill by reporting segment and the activity for 2006 and 2007 is as follows (in thousands):

	Thermography	Government Systems	Commercial Vision Systems	Total
Balance, December 31, 2005	$45,595	$8,328	$104,142	$158,065
Currency translation adjustments	2,063	—	—	2,063
Other activity	—	(33)	(293)	(326)

Balance, December 31, 2006	47,658	8,295	103,849	159,802
Goodwill from acquisitions	15,624	—	—	15,624
Currency translation adjustments	916	—	—	916
Other activity	—	—	(112)	(112)

Balance, December 31, 2007	$64,198	$8,295	$103,737	$176,230

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2007	2006
Acquired identifiable intangibles	7 to 15 years	$73,448	$54,594
Less accumulated amortization		(24,164)	(17,674)

Net acquired identifiable intangibles		49,284	36,920

Patents and trademarks	17 years	5,315	5,052
Less accumulated amortization		(3,491)	(3,083)

Net patents and trademarks		1,824	1,969

Cooperation agreement and other	10 years	3,809	3,656
Less accumulated amortization		(2,098)	(1,628)

Net cooperation agreement and other		1,711	2,028

		$52,819	$40,917

Acquired intangible assets include product technology of $30,070,000, customer relationships of $35,301,000, trademarks and tradename portfolios of $7,987,000, and other identifiable intangible assets of $90,000. During the year ended December 31, 2007, identifiable intangible assets of $18,690,000 were acquired as part of the acquisition of Extech Instruments Corporation and $351,000 were acquired as part of the Australasian Infrared Systems Pty, Ltd. acquisition.

The aggregate amortization expense recorded in 2007, 2006 and 2005 was $8,631,000, $8,086,000, and $6,349,000, respectively. The future estimated aggregate amortization expense for the years ending December 31, 2008 through 2012 are approximately (in thousands):

2008	$10,088
2009	10,018
2010	9,507
2011	6,166
2012	5,661

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment whenever an impairment indicator exists. The Company continually monitors for events and changes in circumstances that could indicate that the carrying amounts of the Company’s intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through their expected future cash flows. If the future undiscounted cash flows are determined to be less than the carrying amount of the intangible assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in the years ended December 31, 2007, 2006 and 2005.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Credit Agreements

On October 6, 2006, the Company signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting the Company and certain designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 5.65 percent and the prime lending rate was 7.25 percent at December 31, 2007. These rates were 6.10 percent and 8.25 percent, respectively, at December 31, 2006. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.175 percent to 0.325 percent. At December 31, 2007 and 2006, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2007 and 2006, the Company had $19.0 million and $45.5 million, respectively, outstanding under the Credit Agreement. The Company had $6.6 million and $5.5 million of letters of credit outstanding under the Credit Agreement at December 31, 2007 and 2006, respectively, which reduces the total available credit.

The Company, through its Sweden subsidiary, has a 30 million Swedish Kroner (approximately $4.7 million) line of credit with an interest rate at 4.70 percent at December 31, 2007. At December 31, 2007, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Sweden subsidiary and is subject to automatic renewal on an annual basis.

Note 8.	Accrued Product Warranties

The Company generally provides a twelve month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Accrued product warranties, beginning of year	$5,174	$5,059
Amounts paid for warranty services	(7,573)	(5,241)
Warranty provisions for products sold	8,993	5,356

Accrued product warranties, end of year	$6,594	$5,174

Note 9.	Long-Term Debt

In June 2003, the Company issued $210 million of 3.0% senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Long-Term Debt—(Continued)

issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 90.1224 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010.

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Convertible notes	$209,996	$210,000
Issuance cost of the convertible notes	(2,117)	(2,993)
Other long-term debt	10	17

	$207,889	$207,024

Debt issuance costs are capitalized and amortized over the term of the underlying agreements. These costs are being amortized until the date that the convertible notes are first redeemable in May 2010 and are included in interest expense. The unamortized balance of such costs is shown as a reduction to the carrying amount of the convertible notes.

The Company’s convertible notes are eligible for conversion at the option of the note holders. As of December 31, 2007, notes with a value of $4,000 have been converted into 360 shares of the Company’s common stock.

Note 10.	Commitments

The Company leases some of its primary facilities under various operating leases that expire in 2008 through 2017. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $8.5 million, $7.5 million and $6.9 million, respectively. The future minimum obligations under operating leases, net of sublease income of $112,000 in 2008, are as follows (in thousands):

Operating Leases
2008	$8,838
2009	8,819
2010	7,293
2011	5,757
2012	5,907
Thereafter	7,120

Total minimum payments	$43,734

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Contingencies

The Company was named as a nominal defendant in four shareholder derivative actions filed in December 2006 and in January 2007 in the United States District Court for the District of Oregon: The Edward J. Goodman Life Income Trust v. Earl R. Lewis, et al.; Chris Larson v. Earl R. Lewis, et al.; Glenn Hutton v. Earl R. Lewis, et al.; and Paul Zetlmaier v. Earl R. Lewis, et al. (the “Original Cases”). These complaints, which alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. These cases were dismissed on November 7, 2007. In June 2007, the Company was named in a fifth shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint includes factual allegations regarding the Company’s stock option practices and legal theories for relief that are identical to those asserted in the Original Cases in all material respects. As of December 31, 2007, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

The Company and its subsidiary, Indigo Systems Corporation, (together, the “FLIR Parties”) have been named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. The complaint asserts claims for tortious interference, patent infringement, trade secret misappropriation, and unfair competition. The FLIR Parties filed an amended answer and counterclaims on or about June 22, 2007, in which they denied all material allegations. As of December 31, 2007, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events and basis differences that have been recognized in the Company’s financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$118,098	$64,606	$57,335
Foreign	73,055	68,005	64,889

	$191,153	$132,611	$122,224

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Income Taxes—(Continued)

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax expense:
Federal	$37,604	$17,839	$13,346
State	884	1,405	1,294
Foreign	14,536	21,110	7,985

	53,024	40,354	22,625

Deferred tax expense (benefit):
Federal	(341)	(641)	6,682
State	1,690	761	(879)
Foreign	69	(8,759)	3,031

	1,418	(8,639)	8,834

Total provision	$54,442	$31,715	$31,459

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2007	2006
Allowance for doubtful accounts	$251	$243
Accrued product warranties	1,571	1,126
Inventory basis differences	6,406	5,166
Accrued liabilities	3,167	1,835
Deferred revenue	—	2,384
Related party payables	—	359
Other	(362)	276

Net current deferred tax assets	$11,033	$11,389

Net operating loss carryforwards	$1,694	$3,790
Credit carryforwards	2,301	8,617
Domestic depreciation	(4,377)	(3,501)
Supplemental Executive Retirement Plan	4,275	3,945
Stock-based compensation	3,749	2,107
Intangibles	(9,924)	(12,230)
Deferred Revenue	3,746	—
Accrued payroll tax	—	575
Other	773	384

Net long-term deferred tax assets	$2,237	$3,687

Foreign net operating loss recapture (Belgium)	$(726)	$(713)
Foreign depreciation	(892)	(1,042)
Foreign stock-based compensation	793	344
Foreign social costs	(2,262)	—
Foreign pension	210	(981)
Foreign net operating loss carryforwards	975	—

Long-term deferred tax liabilities	$(1,902)	$(2,392)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(7.5)	(7.9)	(8.6)
Federal and state income tax credits	(1.4)	(2.7)	(3.4)
State taxes	1.4	1.8	1.0
Non-deductible expenses	1.3	1.9	1.3
Repatriation of foreign earnings	—	—	0.8
Recognition of foreign tax credits	—	(2.7)	—
Other	(0.3)	(1.5)	(0.4)

Effective tax rate	28.5%	23.9%	25.7%

At December 31, 2007, the Company had US tax net operating loss carryforwards totaling approximately $3.0 million and state tax net operating loss carryforwards totaling approximately $7.3 million which expire in the years 2019 through 2025. Additionally, the Company has federal tax credits available aggregating $2.0 million and various state tax credits available aggregating $0.3 million, net of federal benefit, which expire in the years 2008 through 2017.

The tax benefits described above are recorded as an asset when the benefits are more likely than not to be recognized. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. The Company believes that the net deferred tax assets of $13.3 million reflected on the December 31, 2007 Consolidated Balance Sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance. The Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

US income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries, as the Company currently intends to reinvest the earnings in operations outside the US indefinitely. As of December 31, 2007, the cumulative amount of earnings upon which US income taxes have not been provided is approximately $227.8 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

On January 1, 2007 we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we did not recognize any change in our liability for unrecognized tax benefits and there was no change to our retained earnings as of January 1, 2007. In addition, we reclassified certain tax liabilities for unrecognized tax benefits, as well as potential penalties and interest, from current liabilities to long-term liabilities. Our unrecognized tax benefits at December 31, 2007 relate to the US jurisdiction.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$5,995
Increases related to current year tax positions	2,971
Increases related to prior year tax positions	871
Decreases related to prior year tax positions	(4,253)
Settlements	(1,308)

Balance at December 31, 2007	$4,276

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Income Taxes—(Continued)

As of December 31, 2007, the Company had approximately $4.3 million of net unrecognized tax benefits, net of federal tax benefit on state issues, all of which would affect the Company’s effective tax rate if recognized. Over the next twelve months, the Company expects to have increases to its unrecognized tax benefits consistent with prior year increases, including increases for interest and penalties. We do not expect our unrecognized tax benefits to decrease significantly over the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2007, the Company had $203,500 of accrued interest ($132,500 net of federal and state benefits) related to uncertain tax positions.

We file US, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:

US Federal	1999 – 2006
State of Oregon	1999 – 2006
State of Massachusetts	2002 – 2006
State of California	2003 – 2006
Sweden	1998 – 2006
United Kingdom	2005 – 2006
Germany	2002 – 2006

Note 13.	Capital Stock

On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan, amended November 4, 2004, that provided for the issuance of one right for each share of outstanding common stock. The Company has reserved 300,000 shares of its Series A Junior Participating Preferred Stock under this plan. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15% or more of the Company’s outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company’s common stock at a purchase price of $225.00, subject to adjustment. The Company will generally be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15% or more of the Company’s common stock. If an acquiring person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock and the Company does not redeem or exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights’ then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 14.	Stock-based Compensation

Stock Incentive Plans

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Stock-based Compensation—(Continued)

Stock Incentive Plans—(Continued)

awards (referred to as restricted stock unit awards) granted under three plans, the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Prior to January 1, 2006, all stock options granted were time-based with vesting schedules ranging from immediate vesting to vesting over three years and generally expire ten years from the grant date. The Company has discontinued issuing option awards out of the 1992 Plan and the 1993 Plan, but previously granted options under those plans remain outstanding until their expiration.

During 2006, the Company also began granting performance-based options and time-based restricted stock unit awards. The vesting of performance-based options is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Restricted stock unit awards generally vest over a three year period. Shares issued as a result of stock option exercises and the vesting of restricted stock units are new shares.

The Company also has stock options that it issued as replacement options in connection with the acquisition of Indigo Systems Corporation in 2004.

Information with respect to stock option activity for 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	16,824,648	$9.81	6.1
Granted	794,680	20.77
Exercised	(4,826,010)	8.06
Forfeited	(318,686)	12.52

Outstanding at December 31, 2007	12,474,632	$11.26	5.7	$250,043

Exercisable at December 31, 2007	9,649,856	$10.07	5.0	$204,860

Vested and expected to vest at December 31, 2007	12,333,393	$11.21	5.7	$247,784

Included in the number of options outstanding at December 31, 2007 is 2,417,624 performance-based options.

Information with respect to restricted stock unit activity for 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	920,480	$12.56
Granted	669,848	21.17
Vested	(261,336)	12.59
Forfeited	(41,970)	14.05

Outstanding at December 31, 2007	1,287,022	$16.77

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Stock-based Compensation—(Continued)

Stock Incentive Plans—(Continued)

As of December 31, 2007, there are 18,310,440 shares of common stock reserved for future issuance under all of the stock incentive plans.

Employee Stock Purchase Plan

Additionally, the Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85% of the fair market value at the lower of either the date of enrollment or the purchase date.

There were 257,780 shares issued under the ESPP during the year ended December 31, 2007 and 8,816,412 shares remain available at December 31, 2007 for future issuance. Shares issued for ESPP purchases are new shares.

Note 15.	Other Employee Benefit Plans

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $3.6 million, $2.9 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain US officers of the Company.

Amounts recognized in accumulated other comprehensive earnings (loss) during the years ended December 31, 2007, 2006 and 2005, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net earnings (loss)	$(574)	$62	$(1,576)
Prior service cost	141	(982)	—
Transition obligation	(24)	(9)	126

	$(457)	$(929)	$(1,450)

Components of accumulated other comprehensive earnings (loss) related to the Company’s pension plans as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Net loss	$(2,088)	$(1,514)
Prior service cost	(841)	(982)
Transition obligation	94	117

	$(2,835)	$(2,379)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Other Employee Benefit Plans—(Continued)

Pension Plans —(Continued)

The amortization of the transition obligation recognized in net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 are $42,000, $38,000 and $37,000, respectively.

A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at January 1	$14,437	$14,213
Service costs	221	215
Interest costs	747	746
Actuarial (gain) loss	951	(1,111)
Benefits paid	(977)	(350)
Foreign currency exchange changes	339	724

Benefit obligation at December 31	$15,718	$14,437

Fair value of plan assets at December 31	$—	$—

Unfunded status at December 31	$15,718	$14,437

Amounts recognized in the balance sheets consist of:
Current liabilities	$321	$305
Non-current liabilities	15,397	14,132

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2007	2006
Net periodic benefit cost:
SERP:
Discount rate	5.75%	5.60%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the US:
Discount rate	4.30%	4.00%
Funded status and projected benefit obligation:
SERP:
Discount rate	5.75%	5.75%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the US:
Discount rate	4.30%	4.00%

The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

A pension liability of $4.4 million and $3.7 million as of December 31, 2007 and 2006, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs. The measurement date used for the pension plans is December 31, and at December 31, 2007 and 2006, the accumulated benefit obligation was $15.7 million and $14.4 million, respectively.

Benefits expected to be paid under the plans are approximately (in thousands):

2008	$321
2009	343
2010	1,063
2011	1,078
2012	1,071
Five years thereafter	5,546

$9,422

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Service costs	$221	$215	$247
Interest costs	747	746	650
Net amortization and deferral	268	407	277

Net periodic pension costs	$1,236	$1,368	$1,174

Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2008 are as follows (in thousands):

Year Ending December 31, 2008
Net loss	$(114)
Net prior service cost	(141)
Net transition amount	31

$(224)

The Company also has a funded retirement obligation to a former executive officer that has been recorded at its present value amount and is reported in current and other long-term liabilities based on the expected payout.

Note 16.	Operating Segments and Related Information

Operating Segments

The Company has determined its operating segments to be the Thermography, Government Systems and Commercial Vision Systems market segments.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Operating Segments and Related Information—(Continued)

Operating Segments —(Continued)

The Thermography segment addresses a broad range of commercial and industrial applications utilizing infrared cameras to provide precise temperature measurement or other analytic information. Examples of markets served include predictive and preventive maintenance, process control, building inspection, electrical inspection, research and development, scientific analysis and gas detection.

The Government Systems and Commercial Vision Systems markets are both comprised of applications focused on providing enhanced vision capabilities utilizing infrared energy and in the case of many Government System products additional sensor technologies such as visible cameras, low light cameras and lasers.

The Government Systems segment addresses mainly government markets such as military, paramilitary, homeland security and other program driven markets both within the United States and internationally. Most products contain multiple sensors and are deployed on airborne, maritime, land-based and man-portable platforms. Applications include search and rescue, force protection, surveillance, drug interdiction, maritime patrol and targeting.

The Commercial Vision Systems segment addresses mainly commercial markets including OEM camera modules, perimeter security, firefighting, marine, automotive, airborne and other transportation. These markets are characterized by rapidly growing volumes driven by declining costs for uncooled infrared technology.

The accounting policies of each of the segments are the same. The Company evaluates performance based upon revenue and earnings from operations. On a consolidated basis, this amount represents earnings from operations as represented in the Consolidated Statements of Income. Other consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes. Intersegment revenues are recorded at an estimated arms length basis and are eliminated in consolidation.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue—External Customers:
Thermography	$261,831	$219,218	$183,606
Government Systems	382,347	258,436	241,359
Commercial Vision Systems	135,219	97,346	83,596

	$779,397	$575,000	$508,561

Revenue—Intersegments:
Thermography	$—	$—	$—
Government Systems	26,362	11,263	17,137
Commercial Vision Systems	25,524	26,082	15,041
Eliminations	(51,886)	(37,345)	(32,178)

	$—	$—	$—

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

	Year Ended December 31,
	2007	2006	2005
Earnings (loss) from operations:
Thermography	$73,187	$71,183	$60,850
Government Systems	132,815	69,969	78,004
Commercial Vision Systems	26,761	17,744	8,257
Other	(40,931)	(21,941)	(21,158)

	$191,832	$136,955	$125,953

	December 31,
	2007	2006
Segment assets (accounts receivable and inventories):
Thermography	$131,807	$90,968
Government Systems	200,340	169,413
Commercial Vision Systems	50,590	43,049

	$382,737	$303,430

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$477,502	$315,088	$286,879
Europe	173,706	167,025	133,877
Other foreign	128,189	92,887	87,805

	$779,397	$575,000	$508,561

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2007	2006
United States	$315,846	$268,313
Europe	47,671	39,678
Other	3,055	—

	$366,572	$307,991

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
US government	$304,909	$183,727	$167,462

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Business Acquisitions

On April 1, 2007, the Company acquired for cash the net assets of Australasian Infrared Systems Pty, LTD (“Australasian”), a distributor of infrared camera systems. The acquisition was accounted for as a purchase and the portion of the $3.4 million purchase price in excess of the net assets acquired is reported in intangible assets and goodwill of $351,000 and $2.8 million, respectively. The operations of Australasian are not material to the Company’s consolidated financial statements.

On November 7, 2007, the Company acquired the outstanding stock of Extech Instruments Corporation (“Extech”), a distributor of hand-held test equipment, for $40.3 million in cash. The acquisition was accounted for as a purchase and as a result, Extech has become a wholly owned subsidiary of the Company. The operations of Extech are not material to the Company’s consolidated financial statements. The purchase price, including professional fees and other costs directly associated with the acquisition, has been preliminarily allocated as follows (in thousands):

Net tangible assets	$8,601
Deferred tax asset	167
Identifiable intangible assets	18,690
Goodwill	12,868

Total purchase price	$40,326

The preliminary allocation to goodwill is subject to refinement related to the final determination of the purchase price and acquisition costs. The goodwill and identifiable tangible assets related to the Extech acquisition were recorded in the Company’s Thermography business segment.

Note 18.	Repurchase of Company Stock

In February 2006 and February 2007, the Company’s Board of Directors authorized the repurchase of 10.0 million shares and 12.0 million shares, respectively, of the Company’s outstanding shares of common stock in the open market. The February 2006 authorization expired in February 2007. Under these authorizations, the Company has repurchased 177,000 shares for a total of $3.7 million during the year ended December 31, 2007 and 9.4 million shares for a total of $119.1 million during the year ended December 31, 2006.

Note 19.	Subsequent Event (Unaudited)

On January 3, 2008, the Company acquired 69.3 percent of the outstanding common stock of Cedip Infrared Systems for approximately $56.6 million in cash, pursuant to Share Purchase Agreements, dated September 13, 2007, with the two principal shareholders and three other shareholders (the “Sellers”) of Cedip Infrared Systems, a company organized and existing under the laws of France (“Cedip”). Cedip is a leading provider of infrared cameras and stabilized gimbaled systems. Cedip is listed on the French Alternext stock market. The Company is in the process of determining the allocation of the purchase price.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2007
Revenue	$161,363	$184,296	$191,104	$242,634
Gross profit	89,822	99,146	107,023	137,239
Net earnings	26,264	29,085	34,765	46,597
Net earnings per share:
Basic	$0.20	$0.22	$0.26	$0.34
Diluted	$0.18	$0.19	$0.22	$0.30

2006
Revenue	$117,339	$138,550	$133,212	$185,899
Gross profit	60,848	73,911	75,711	104,443
Net earnings	12,659	21,411	27,070	39,756
Net earnings per share:
Basic	$0.09	$0.15	$0.20	$0.30
Diluted	$0.08	$0.14	$0.18	$0.26

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited FLIR System, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 28, 2008

ITEM 9B.	OTHER INFORMATION

Employment Agreements.

Earl R. Lewis. On February 27, 2008, the Company entered into an Employment Agreement with Earl R. Lewis pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Lewis and the Company dated as of March 14, 2007. The Agreement is for a term ending January 1, 2010, and provides for a minimum annual base salary of $825,000 for 2008 and $950,000 for 2009. Pursuant to the Agreement, Mr. Lewis will also be eligible for bonuses, incentive payments, and grants of stock options as determined by the Compensation Committee of the Company’s Board of Directors. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year’s base salary to Mr. Lewis’ estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a bonus in an amount not less than one year’s base salary. In addition, if the Company terminates the Agreement without Cause, all options and other equity awards granted to Mr. Lewis would immediately vest. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers and specifies the time periods during which options granted after the date of the Agreement may be exercised after termination of the Agreement. The foregoing description of the Employment Agreement with Mr. Lewis does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

Stephen M. Bailey. On February 27, 2008, the Company entered into an Employment Agreement with Stephen M. Bailey pursuant to which Mr. Bailey is employed by the Company as Senior Vice President, Finance and Chief Financial Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Bailey and the Company dated as of March 14, 2007. The Agreement is for a term ending January 1, 2010, and provides for a minimum annual base salary of $370,000 for 2008 and $400,000 for 2009. Pursuant to the Agreement, Mr. Bailey will also be eligible for bonuses, incentive payments, and grants of stock options as determined by the Compensation Committee of the Company’s Board of Directors. If Mr. Bailey terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Bailey would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Bailey, the Company would be required to pay an amount equal to one year’s base salary to Mr. Bailey’ estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Bailey an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a bonus in an amount not less than 60 percent of one year’s base salary. In addition, if the Company terminates the Agreement without Cause, all options and other equity awards granted to Mr. Bailey would immediately vest. The Agreement also provides that Mr. Bailey will be entitled to all benefits made available to other executive officers and specifies the time periods during which options granted after the date of the Agreement may be exercised after termination of the Agreement. If a “Change of Control” (as defined in the Agreement) occurs during the term of the Agreement and Mr. Bailey’s employment terminates within 60 days before or 180 days after the Change of Control for any reason other than Mr. Bailey’s death or disability or termination by the Company for “Cause” (as defined in the Agreement), Mr. Bailey would be entitled to receive a lump sum payment in an amount equal to two times his average cash compensation over the two most recent full years of employment. Mr. Bailey would also be entitled to the immediate vesting of all unvested equity awards and his interest in the Company’s Supplemental Retirement Plan. Following the termination of employment of Mr. Bailey for any reason, he would be entitled to the continuation of his health insurance benefits for up to 18 months. The foregoing description of the Employment Agreement with Mr. Bailey does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. A copy of the Code of Ethics is incorporated by reference as an Exhibit to this Annual Report. The Code of Ethics is publicly available on the Company’s website (www.flir.com) in the Corporate Governance area of the Investor Relations segment of the website. None of the material on the Company’s website is part of this Annual Report. If there is any waiver from any provision of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties, the Company will disclose the nature of such waiver on its website.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a)(3) Exhibits

Number	Description
3.1	Second Restated Articles of Incorporation of the FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-62582)).

3.2	First Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 1.1 to Registration Statement on Form 8-A filed on June 11, 1999).

3.3	First Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-62582)).

3.4	Second Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

3.5	Third Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 3, 2005).

3.6	First Amendment to Second Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 21, 2007.)

4.1	Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).

4.2	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003 (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on August 8, 2003).

4.3	Amendment No. 1 to Rights Agreement between FLIR Systems, Inc. and Mellon Investor Services LLC dated June 5, 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report filed on August 8, 2003).

4.4	Form of $175,000,000 3% Senior Convertible Notes Due 2023 dated June 11, 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report filed on August 8, 2003).

4.5	Form of $35,000,000 3% Senior Convertible Notes Due 2023 dated June 17, 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report filed on August 8, 2003).

Number	Description
4.6	Resale Registration Rights Agreement dated June 11, 2003 among FLIR Systems, Inc., J.P. Morgan Securities Inc., and Banc of America Securities LLC (incorporated by reference to Exhibit 4.5 to the Quarterly Report filed on August 8, 2003).

4.7	Amendment No. 2 to Rights Agreement dated as of November 4, 2004 by and between FLIR Systems, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2004).

10.1	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.3	FLIR Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 12, 2002).(1)

10.4	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibit 10.28 to Form 10-Q filed August 6, 2002).(1)

10.5	Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.6	Purchase and Sale Agreement dated November 5, 2004 by and between FLIR Systems, Inc. and Mentor Graphics Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2004).

10.7	Form of FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

10.8	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 4, 2005).(1)

10.9	Lease Agreement dated July 1, 2004 by and among FLIR Systems AB and AB Skutkrossen & Co. KB (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 4, 2005).

10.10	Form of Change in Control Agreement dated as of May 8, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2006).(1)

10.11	Credit Agreement, dated as of October 6, 2006, by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, certain subsidiaries of FLIR Systems, Inc as subsidiary guarantors, Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and the Other Lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2006).

10.12	FLIR Systems, Inc. 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.13	Form of Amendment to Change of Control Agreement Dated May 8, 2006, dated as of March 14, 2007 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.14	Form of 2007 Executive Bonus Plan Performance Award Agreement, dated as of March 14, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

Number	Description
10.15	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007.) (1)

10.16	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007.) (1)

10.17	Executive Employment Agreement dated as of February 27, 2008 between FLIR Systems, Inc. and Earl R. Lewis.(1)

10.18	Executive Employment Agreement dated as of February 27, 2008 between FLIR Systems, Inc. and Stephen M. Bailey.(1)

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2008.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008.

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

SCHEDULE II

FLIR SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of the Year	Charges to Costs and Expenses	Charged to Other Accounts— Described(2)	Deductions— Described(1)	Balance at the End of the Year
Year ended December 31, 2007
Allowance for Doubtful Accounts	$1,602	$7	$93	$(375)	$1,327

Year ended December 31, 2006
Allowance for Doubtful Accounts	$1,348	$133	$175	$(54)	$1,602

Year ended December 31, 2005
Allowance for Doubtful Accounts	$1,559	$91	$—	$(302)	$1,348

(1)	Deductions represent write-offs, net of recoveries.
(2)	Currency translation adjustment