Form 10-Q
period 2008-03-31
FLIR SYSTEMS INC
filed 2008-05-09
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 0-21918

FLIR Systems, Inc.

(Exact name of Registrant as specifie7d in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700A SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

(503) 498-3547

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008, there were 137,314,558 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$236,906	$161,363
Cost of goods sold	106,111	71,541

Gross profit	130,795	89,822
Operating expenses:
Research and development	23,110	18,016
Selling, general and administrative	52,579	35,824

Total operating expenses	75,689	53,840
Earnings from operations	55,106	35,982
Interest expense	2,471	2,740
Other income, net	(18)	(2,409)

Earnings before income taxes	52,653	35,651
Income tax provision	15,319	9,387

Net earnings	$37,334	$26,264

Net earnings per share:
Basic	$0.27	$0.20

Diluted	$0.24	$0.18

Weighted average shares outstanding:
Basic	136,992	132,084

Diluted	161,488	156,068

The accompanying notes are an integral part of these consolidated financial statements

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$159,087	$203,681
Accounts receivable, net	208,804	203,371
Inventories, net	196,264	179,366
Prepaid expenses and other current assets	68,531	58,056
Deferred income taxes, net	10,882	11,033

Total current assets	643,568	655,507
Property and equipment, net	129,586	120,873
Deferred income taxes, net	2,370	2,237
Goodwill	177,725	176,230
Intangible assets, net	50,812	52,819
Other assets	83,379	16,650

	$1,087,440	$1,024,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,835	$19,000
Accounts payable	63,444	53,990
Deferred revenue	22,534	19,612
Accrued payroll and related liabilities	34,755	39,431
Accrued product warranties	7,807	6,594
Advance payments from customers	14,341	9,156
Other current liabilities	18,979	14,600
Accrued income taxes	7,640	3,752
Current portion of long-term debt	7	7

Total current liabilities	171,342	166,142

Long-term debt	208,106	207,889
Deferred tax liability, net	1,950	1,902
Accrued income taxes	4,738	4,295
Pension and other long-term liabilities	22,092	20,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2008, and December 31, 2007	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 136,905 and 136,770 shares issued at March 31, 2008, and December 31, 2007, respectively, and additional paid-in capital	191,149	197,508
Retained earnings	426,367	389,033
Accumulated other comprehensive earnings	61,696	36,734

Total shareholders’ equity	679,212	623,275

	$1,087,440	$1,024,316

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$37,334	$26,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,929	5,906
Disposals and write-offs of property and equipment	1	—
Deferred income taxes	24	4,649
Stock-based compensation arrangements	4,105	2,848
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	5,216	12,955
Increase in inventories	(8,610)	(14,298)
Increase in prepaid expenses and other current assets	(6,297)	(770)
Decrease (increase) in other assets	4,638	(1,955)
Increase in accounts payable	4,889	4,733
Increase in deferred revenue	2,612	2,047
(Decrease) increase in accrued payroll and other liabilities	(1,650)	200
Increase (decrease) in accrued income taxes	4,390	(14,641)
Increase in pension and other long-term liabilities	584	6,205

Cash provided by operating activities	55,165	34,143

Cash flows from investing activities:
Additions to property and equipment	(10,049)	(7,778)
Business acquisition, net of cash acquired	(68,167)	—
Other investments	(2,250)	—

Cash used by investing activities	(80,466)	(7,778)

Cash flows from financing activities:
Repayments on credit agreement and other debt	(19,342)	(17,002)
Repurchase of common stock	(17,796)	—
Proceeds from exercise of stock options	5,639	6,352
Excess tax benefit from stock-based compensation arrangements	2,962	1,112

Cash used by financing activities	(28,537)	(9,538)

Effect of exchange rate changes on cash	9,244	(1,987)

Net (decrease) increase in cash and cash equivalents	(44,594)	14,840
Cash and cash equivalents, beginning of period	203,681	138,623

Cash and cash equivalents, end of period	$159,087	$153,463

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2008.

Note 2. Stock-based Compensation

Stock-based compensation expense and the related income tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$591	$473
Research and development	1,002	819
Selling, general and administrative	2,512	1,556

Stock-based compensation expense before income taxes	4,105	2,848
Income tax benefit	(1,056)	(531)

Total stock-based compensation expense after income taxes	$3,049	$2,317

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2008	2007
Stock-based compensation costs capitalized in inventory	$773	$612

As of March 31, 2008, the Company had $18.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended March 31, 2007 was estimated with the following weighted-average assumptions:

Three Months Ended March 31, 2007
Stock Option Awards:
Risk-free interest rate	4.8%
Expected dividend yield	0.0%
Expected term	3.0 years
Expected volatility	39.2%

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

There were no stock option awards granted or employee stock purchase plan enrollments during the three months ended March 31, 2008.

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Stock Option Awards:
Weighted average grant date fair value per share	$—	$9.94
Total fair value of awards granted	$—	$33
Total fair value of awards vested	$7,212	$5,799
Total intrinsic value of options exercised	$15,457	$6,379
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$33.64	$—
Total fair value of awards granted	$425	$—
Total fair value of awards vested	$7,413	$4,372

The total amount of cash received from the exercise of stock options in the three months ended March 31, 2008 and 2007 was $5.6 million and $6.4 million, respectively, and the related tax benefit realized from the exercise of the stock options was $3.8 million and $2.0 million, respectively.

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	12,475	$11.26	5.7
Exercised	(675)	8.36

Outstanding at March 31, 2008	11,800	$11.42	5.5	$220,300

Exercisable at March 31, 2008	10,520	$10.92	5.2	$201,699

Vested and expected to vest at March 31, 2008	11,736	$11.40	5.5	$219,370

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	1,287	$16.77
Granted	13	33.64
Vested	(235)	12.69

Outstanding at March 31, 2008	1,065	$18.13

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

There were no shares issued under the Employee Stock Purchase Plan during the three months ended March 31, 2008. There were approximately 8,816,000 shares available at March 31, 2008 for future issuance under the Employee Stock Purchase Plan.

Note 3. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator for earnings per share:
Net earnings, as reported	$37,334	$26,264
Interest associated with convertible notes, net of tax	1,107	1,107

Net earnings available to common shareholders – diluted	$38,441	$27,371

Denominator for earnings per share:
Weighted average number of common shares outstanding	136,992	132,084
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	5,571	5,058
Assumed conversion of convertible notes	18,925	18,926

Diluted shares outstanding	161,488	156,068

For the three months ended March 31, 2008, there were no stock options excluded. The effect of stock options for the three months ended March 31, 2007 that aggregated 1,952,000 shares, has been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Note 4. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.6 million and $1.3 million at March 31, 2008 and December 31, 2007, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw material and subassemblies	$135,811	$141,521
Work-in-progress	34,821	25,885
Finished goods	25,632	11,960

	$196,264	$179,366

Note 6. Property and Equipment

Property and equipment are net of accumulated depreciation of $89.5 million and $80.0 million at March 31, 2008 and December 31, 2007, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill

As of June 30, 2007, the Company has determined that there is no impairment to its recorded goodwill and as of March 31, 2008, there have been no triggering events that would require an updated impairment review.

Note 8. Intangible Assets

Intangible assets are net of accumulated amortization of $31.8 million and $29.8 million at March 31, 2008 and December 31, 2007, respectively.

Note 9. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2008	2007
Accrued product warranties, beginning of period	$6,594	$5,174
Amounts paid for warranty services	(1,528)	(1,660)
Warranty provisions for products sold	2,741	1,748

Accrued product warranties, end of period	$7,807	$5,262

Note 10. Credit Agreement

At March 31, 2008, the Company had no amounts outstanding under the its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $13.1 million of letters of credit outstanding.

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Convertible notes	$209,996	$209,996
Issuance cost of the convertible notes	(1,898)	(2,117)
Other long-term debt	8	10

	$208,106	$207,889

Note 12. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2008 (in thousands):

Common stock and additional paid-in capital, December 31, 2007	$197,508
Income tax benefit of common stock options exercised	3,764
Common stock issued pursuant to stock based-based compensation plans, net	3,581
Stock-based compensation expense	4,092
Repurchase of common stock	(17,796)

Common stock and additional paid-in capital, March 31, 2008	$191,149

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Net earnings	$37,334	$26,264
Translation adjustment	24,962	(3,599)

Total comprehensive earnings	$62,296	$22,665

Note 14. Pension Plans

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service costs	$38	$55
Interest costs	208	184
Net amortization and deferral	91	72

Net periodic pension costs	$337	$311

Note 15. Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. As of March 31, 2008, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

The Company and its subsidiary, Indigo Systems Corporation, (together, the “FLIR Parties”) have been named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. The complaint asserts claims for tortious interference, patent infringement, trade secret misappropriation, and unfair competition. The FLIR Parties filed an amended answer and counterclaims on or about June 22, 2007, in which they denied all material allegations. As of March 31, 2008, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16. Income Taxes

The income tax provision for the three months ended March 31, 2008 was $15.3 million.

As of March 31, 2008, the Company had approximately $4.7 million of net unrecognized tax benefits of which all $4.7 million, net of federal tax benefit on state issues, would affect the Company’s effective tax rate if recognized.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Income Taxes – (Continued)

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had approximately $271,000 of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 – 2007
State of Oregon	1999 – 2007
State of Massachusetts	2002 – 2007
State of California	2003 – 2007
Sweden	1998 – 2007
United Kingdom	2005 – 2007
Germany	2002 – 2007
France	2005 – 2007

Note 17. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue – External customers:
Thermography	$79,536	$53,981
Government Systems	113,696	81,188
Commercial Vision Systems	43,674	26,194

	$236,906	$161,363

Revenue – Intersegments:
Thermography	$1,069	$—
Government Systems	10,507	4,484
Commercial Vision Systems	4,737	6,069
Eliminations	(16,313)	(10,553)

	$—	$—

Earnings from operations:
Thermography	$15,850	$14,462
Government Systems	42,560	26,269
Commercial Vision Systems	9,814	4,823
Other	(13,118)	(9,572)

	$55,106	$35,982

	March 31, 2008	December 31, 2007
Segment assets (accounts receivable, net and inventories, net):
Thermography	$122,548	$131,807
Government Systems	227,704	200,340
Commercial Vision Systems	54,816	50,590

	$405,068	$382,737

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$149,593	$94,045
Europe	51,109	41,989
Other foreign	36,204	25,329

	$236,906	$161,363

Long-lived assets are primarily comprised of net property and equipment, goodwill, net intangible assets and other assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2008	December 31, 2007
United States	$318,853	$315,846
Europe	119,472	47,671
Other foreign	3,177	3,055

	$441,502	$366,572

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
US Government	$88,256	$59,824

Note 18. Business Acquisition

As of March 31, 2008, the Company has acquired 99.3 percent of the outstanding common stock of Cedip Infrared Systems (“Cedip”), a leading provider of infrared cameras and stabilized gimbaled systems. The purchase price paid by the Company as of March 31, 2008, including professional fees and other costs directly associated with the acquisition, is approximately $95.3 million. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and the valuation of the assets acquired and liabilities assumed. The excess purchase price of approximately $63 million has been reported in Other Assets as of March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” in Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. Revenue for the three months ended March 31, 2008 increased by 46.8 percent, from $161.4 million in the first quarter of 2007 to $236.9 million in the first quarter of 2008.

Thermography revenue increased $25.6 million, or 47.3 percent, from $54.0 million in the first quarter of 2007 to $79.5 million in the first quarter of 2008. Excluding revenue from Extech Instruments, acquired in the fourth quarter of 2007 and Cedip Infrared Systems, acquired during the first quarter of 2008, Thermography revenue increased 17.3 percent, which was primarily due to increased unit sales in our T-Series™, SC-Series™ and GasFindIR® product lines, slightly offset by decreased unit sales of our P-Series™ and E-Series™ product lines.

Government Systems revenue increased $32.5 million, or 40.0 percent, from $81.2 million in the first quarter of 2007 to $113.7 million in the first quarter of 2008. The increase in Government Systems revenue in the first quarter of 2008 compared to the same period in 2007 was primarily due to an increase in unit sales across most of our product lines.

Commercial Vision Systems revenue increased $17.5 million, or 66.7 percent, from $26.2 million in the first quarter of 2007 to $43.7 million in the first quarter of 2008. The increase in Commercial Vision Systems revenue in the first quarter of 2008 compared to the same period in 2007 was also due to increased unit sales across most of our product lines.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2008 of between 28 percent and 35 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 36.9 percent and 41.7 percent for the quarters ended March 31, 2008 and 2007, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At March 31, 2008, we had an order backlog of $471 million. Backlog in the Thermography, Government Systems, and Commercial Vision Systems divisions was $20 million, $371 million and $80 million, respectively, Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended March 31, 2008 was $130.8 million compared to $89.8 million for the same quarter last year. As a percentage of revenue, gross profit decreased from 55.7 percent in the first quarter of 2007 to 55.2 percent in the first quarter of 2008. The slight decrease in gross profit as a percentage of revenue was primarily due to the lower gross profit recognized at Extech and product mix within our three business segments.

Research and development expenses. Research and development expenses for the first quarter of 2008 totaled $23.1 million, compared to $18.0 million in the first quarter of 2007. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. As a percentage of revenue, research and development expenses were 9.8 percent and 11.2 percent for the three months ended March 31, 2008 and 2007, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $52.6 million for the quarter ended March 31, 2008, compared to $35.8 million for the quarter ended March 31, 2007. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with new product launches. Selling, general and administrative expenses as a percentage of revenue was 22.2 percent for both the quarters ended March 31, 2008 and 2007.

Interest expense. Interest expense for the first quarter of 2008 was $2.5 million, compared to $2.7 million for the same period of 2007. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes.

Other income/expense. For the quarter ended March 31, 2008, we recorded other income of $18,000, compared to other income of $2.4 million for the same period of 2007. The decrease in other income in 2008 was primarily due to foreign currency transaction losses of $1.3 million in the current year compared to foreign currency transaction gains of $1.0 million in 2007.

Income taxes. The income tax provision of $15.3 million for the three months ended March 31, 2008, represents an effective tax rate of 29.1 percent. We expect the annual effective tax rate for the full year of 2008 to be approximately 29 percent to 31 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates, the effect of current foreign tax credits and state tax credits.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents on hand of $159.1 million compared to $203.7 million at December 31, 2007. The decrease in cash and cash equivalents was primarily due to the acquisition of Cedip, repayment of borrowings under our Credit Agreement and the purchase of shares of our outstanding common stock, offset by cash provided from operations and proceeds from the exercise of stock options.

At March 31, 2008, we had inventories of $196.3 million compared to $179.4 million at December 31, 2007. The increase was primarily due to purchases for anticipated future shipments, and the acquisition of inventory of Cedip.

Prepaid expenses and other current assets at March 31, 2008 were $68.5 million compared to $58.1 million at December 31, 2007. The increase was primarily due to estimated tax payments made to foreign jurisdictions.

Other assets increased from $16.7 million at December 31, 2007 to $83.4 million at March 31, 2008. The increase is primarily attributable to the portion of the purchase price of Cedip in excess of the net assets acquired, which has not been allocated to goodwill and intangible assets, pending the final determination of the purchase price and valuation of the tangible net assets.

Cash used in investing activities for the three months ended March 31, 2008 include the acquisition of Cedip for $68.2 million, net of cash acquired from Cedip, and capital expenditures of $10.0 million. Cash used in investing activities for the three months ended March 31, 2007, principally related to capital expenditures, totaled $7.8 million. Capital expenditures include equipment and building improvements in Portland, Sweden and Santa Barbara.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 3.65 percent and the prime lending rate was 5.25 percent at March 31, 2008. These rates were 5.65 percent and 7.25 percent, respectively, at December 31, 2007. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At March 31, 2008 and December 31, 2007, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2008, we had no amounts outstanding under the Credit Agreement and were in compliance with all of its financial covenants. At December 31, 2007, we had $19.0 million outstanding under the Credit Agreement. We had $13.1 million and $6.6 million of letters of credit outstanding under the Credit Agreement at March 31, 2008 and December 31, 2007, respectively, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $5.1 million) line of credit with an interest rate at 4.70 percent at March 31, 2008. At March 31, 2008, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

The convertible notes are eligible for conversion at the option of the note holders. As of March 31, 2008, notes with a value of $4,000 have been converted into 360 shares of the Company’s common stock. We do not currently anticipate any more conversions of these notes before 2010.

We believe that our existing cash combined with the cash we anticipate to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant capital commitments for the current year nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2007. As described in Note 2 to the Consolidated Financial Statements, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

Other than the repayment of the $19.0 million outstanding under the Credit Agreement during the quarter ended March 31, 2008, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As if March 31, 2008, the Company had not experienced any changes in market risk exposures that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on our legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	—	—	—
February 1, 2008 to February 29, 2008	—	—	—
March 1, 2008 to March 31, 2008	700,000	$25.42	700,000

Total	700,000	$25.42	700,000	11,123,200

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. In February 2007, our Board of Directors authorized the repurchase of up to 6.0 million shares of our outstanding common stock in the open market. As of March 31, 2008, we have repurchased 876,800 shares under the February 2007 repurchase authorization. The February 2007 repurchase authorization will expire in February 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 9, 2008	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer
and Duly Authorized Officer)