Form 10-Q
period 2008-06-30
FLIR SYSTEMS INC
filed 2008-08-08
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

At July 31, 2008, there were 139,204,385 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$260,978	$184,296	$497,884	$345,659
Cost of goods sold	114,364	85,150	220,475	156,691

Gross profit	146,614	99,146	277,409	188,968
Operating expenses:
Research and development	23,547	17,915	46,657	35,931
Selling, general and administrative	58,394	40,068	110,973	75,892

Total operating expenses	81,941	57,983	157,630	111,823
Earnings from operations	64,673	41,163	119,779	77,145
Interest expense	2,299	2,564	4,770	5,304
Other income, net	(3,637)	(1,169)	(3,655)	(3,578)

Earnings before income taxes	66,011	39,768	118,664	75,419
Income tax provision	20,568	10,683	35,887	20,070

Net earnings	$45,443	$29,085	$82,777	$55,349

Net earnings per share:
Basic	$0.33	$0.22	$0.60	$0.42

Diluted	$0.29	$0.19	$0.52	$0.37

Weighted average shares outstanding:
Basic	138,054	133,484	137,523	132,787

Diluted	162,344	157,825	161,899	156,805

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$177,002	$203,681
Accounts receivable, net	230,359	203,371
Inventories	213,792	179,366
Prepaid expenses and other current assets	86,289	58,056
Deferred income taxes, net	10,919	11,033

Total current assets	718,361	655,507
Property and equipment, net	129,919	120,873
Deferred income taxes, net	2,486	2,237
Goodwill	177,846	176,230
Intangible assets, net	62,916	52,819
Other assets	88,484	16,650

	$1,180,012	$1,024,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,396	$19,000
Accounts payable	67,333	53,990
Deferred revenue	24,071	19,612
Accrued payroll and related liabilities	36,484	39,431
Accrued product warranties	7,961	6,594
Advance payments from customers	17,909	9,156
Other current liabilities	21,041	14,600
Accrued income taxes	—	3,752
Current portion of long-term debt	22	7

Total current liabilities	176,217	166,142
Long-term debt	208,361	207,889
Deferred tax liability, net	2,010	1,902
Accrued income taxes	4,904	4,295
Pension and other long-term liabilities	23,424	20,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2008, and December 31, 2007	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 139,075 and 136,905 shares issued at June 30, 2008, and December 31, 2007, respectively, and additional paid-in capital	230,342	197,508
Retained earnings	471,810	389,033
Accumulated other comprehensive earnings	62,944	36,734

Total shareholders’ equity	765,096	623,275

	$1,180,012	$1,024,316

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$82,777	$55,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,767	11,966
Disposals and write-offs of property and equipment	1	(8)
Deferred income taxes	(63)	3,993
Stock-based compensation arrangements	9,790	6,931
Changes in operating assets and liabilities (excluding effect of acquisitions):
Increase in accounts receivable	(14,814)	(5,664)
Increase in inventories	(25,266)	(26,221)
Increase in prepaid expenses and other current assets	(25,690)	(14,918)
Increase in other assets	(573)	(1,796)
Increase in accounts payable	9,167	5,293
Increase in deferred revenue	4,065	3,708
Increase (decrease) in accrued payroll and other liabilities	2,948	(547)
Increase (decrease) in accrued income taxes	305	(14,452)
Increase in pension and other long-term liabilities	1,997	6,424

Cash provided by operating activities	63,411	30,058

Cash flows from investing activities:
Additions to property and equipment	(16,124)	(19,695)
Proceeds from sale of property and equipment	—	66
Business acquisitions, net of cash acquired	(79,192)	(2,144)
Other investments	(7,319)	—

Cash used by investing activities	(102,635)	(21,773)

Cash flows from financing activities:
Repayments on credit agreement	(19,000)	(23,500)
Repayment of capital leases and other long-term debt	(1,223)	(4)
Repurchase of common stock	(17,796)	—
Proceeds from exercise of stock options	24,324	20,532
Proceeds from shares issued pursuant to employee stock purchase plan	2,585	1,841
Excess tax benefit from stock-based compensation arrangements	15,080	5,170

Cash provided by financing activities	3,970	4,039

Effect of exchange rate changes on cash	8,575	677

Net (decrease) increase in cash and cash equivalents	(26,679)	13,001
Cash and cash equivalents, beginning of period	203,681	138,623

Cash and cash equivalents, end of period	$177,002	$151,624

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2008.

Note 2. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$652	$479	$1,243	$952
Research and development	1,204	993	2,206	1,813
Selling, general and administrative	3,829	2,611	6,341	4,166

Stock-based compensation expense before income taxes	5,685	4,083	9,790	6,931
Income tax benefit	(1,400)	(878)	(2,455)	(1,409)

Total stock-based compensation expense after income taxes	$4,285	$3,205	$7,335	$5,522

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2008	2007
Stock-based compensation costs capitalized in inventory	$705	$700

As of June 30, 2008, the Company had $39.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and six months ended June 30, 2008 and 2007 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Option Awards:
Risk-free interest rate	2.8%	4.6%	2.8%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	4.1 years	3.6 years	4.1 years	3.6 years
Expected volatility	40.8%	39.1%	40.8%	39.1%
Employee Stock Purchase Plan:
Risk-free interest rate	1.7%	5.0%	1.7%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	50.1%	32.8%	50.1%	32.8%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Option Awards:
Weighted average grant date fair value per share	$12.25	$7.22	$12.25	$7.20
Total fair value of awards granted	$7,175	$5,464	$7,175	$5,497
Total fair value of awards vested	$854	$1,020	$8,066	$6,820
Total intrinsic value of options exercised	$49,212	$23,876	$64,669	$30,255
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$34.31	$20.75	$34.29	$20.75
Total fair value of awards granted	$18,473	$12,953	$18,898	$12,957
Total fair value of awards vested	$7,594	$236	$15,007	$4,608
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$10.32	$5.41	$10.32	$5.41
Total fair value of shares estimated to be issued	$1,039	$645	$1,039	$645

The total amount of cash received from the exercise of stock options in the three months ended June 30, 2008 and 2007 was $18.7 million and $14.2 million, respectively, and the related tax benefit realized from the exercise of the stock options was $14.0 million and $5.4 million, respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2008 and 2007 was $24.3 million and $20.5 million, respectively, and the related tax benefit realized from the exercise of the stock options was $17.8 million and $7.5 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	12,475	$11.26	5.7
Granted	586	34.31
Exercised	(2,574)	9.36
Forfeited	(3)	12.14

Outstanding at June 30, 2008	10,484	$13.01	5.9	$288,937

Exercisable at June 30, 2008	8,720	$11.37	5.3	$254,657

Vested and expected to vest at June 30, 2008	10,395	$12.94	5.9	$287,223

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	1,287	$16.77
Granted	551	$34.29
Vested	(451)	$16.57
Forfeited	(4)	$18.63

Outstanding at June 30, 2008	1,383	$24.01

There were approximately 89,000 shares issued under the Employee Stock Purchase Plan during the six months ended June 30, 2008. There were approximately 8,728,000 shares available at June 30, 2008 for future issuance under the Employee Stock Purchase Plan.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for earnings per share:
Net earnings, as reported	$45,443	$29,085	$82,777	$55,349
Interest associated with convertible notes, net of tax	1,107	1,107	2,213	2,213

Net earnings available to common shareholders – diluted	$46,550	$30,192	$84,990	$57,562

Denominator for earnings per share:
Weighted average number of common shares outstanding	138,054	133,484	137,523	132,787
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	5,365	5,416	5,451	5,093
Assumed conversion of convertible notes	18,925	18,925	18,925	18,925

Diluted shares outstanding	162,344	157,825	161,899	156,805

For the three months and six months ended June 30, 2008 and 2007, no shares of stock underlying outstanding stock options were excluded from the calculations.

Note 4. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.7 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw material and subassemblies	$148,684	$141,521
Work-in-progress	37,512	25,885
Finished goods	27,596	11,960

	$213,792	$179,366

Note 6. Property and Equipment

Property and equipment are net of accumulated depreciation of $94.7 million and $80.0 million at June 30, 2008 and December 31, 2007, respectively.

Note 7. Goodwill

As of June 30, 2008, the Company has determined that there is no impairment of its recorded goodwill.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Intangible Assets

Intangible assets are net of accumulated amortization of $36.8 million and $29.8 million at June 30, 2008 and December 31, 2007, respectively.

Note 9. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Accrued product warranties, beginning of period	$7,807	$5,262	$6,594	$5,174
Amounts paid for warranty services	(2,470)	(1,760)	(3,999)	(3,420)
Warranty provisions for products sold	2,624	1,906	5,366	3,654

Accrued product warranties, end of period	$7,961	$5,408	$7,961	$5,408

Note 10. Credit Agreements

At June 30, 2008, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $13.3 million of letters of credit outstanding, which reduces the total available credit.

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Convertible notes	$209,996	$209,996
Issuance cost of the convertible notes	(1,679)	(2,117)
Other long-term debt	44	10

	$208,361	$207,889

Note 12. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2008 (in thousands):

Common stock and additional paid-in capital, December 31, 2007	$197,508
Income tax benefit of common stock options exercised	17,756
Common stock issued pursuant to stock-based compensation plans, net	23,165
Stock-based compensation expense	9,709
Repurchase of common stock	(17,796)

Common stock and additional paid in capital, June 30, 2008	$230,342

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$45,443	$29,085	$82,777	$55,349
Translation adjustment	1,249	4,871	26,210	1,272

Total comprehensive earnings	$46,692	$33,956	$108,987	$56,621

Note 14. Pension Plans

Components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service costs	$38	$55	$76	$110
Interest costs	211	186	419	370
Net amortization and deferral	91	72	182	144

Net periodic pension costs	$340	$313	$677	$624

Note 15. Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. On June 16, 2008, the court dismissed the complaint, but granted plaintiff leave to amend. On July 31, 2008, plaintiff filed an amended complaint asserting materially the same claims. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

The Company and its subsidiary, Indigo Systems Corporation, (together, the “FLIR Parties”) have been named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. The complaint asserts claims for tortious interference, patent infringement, trade secret misappropriation, and unfair competition. The FLIR Parties filed an amended answer and counterclaims on or about June 22, 2007, in which they denied all material allegations. As of June 30, 2008, the Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16. Income Taxes

As of June 30, 2008, the Company had approximately $4.9 million of net unrecognized tax benefits of which all $4.9 million would affect the Company’s effective tax rate if recognized.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2008, the Company had approximately $345,000 of accrued interest related to uncertain tax positions.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Income Taxes – (Continued)

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 – 2007
State of Oregon	1999 – 2007
State of Massachusetts	2002 – 2007
State of California	2003 – 2007
Sweden	1998 – 2007
United Kingdom	2005 – 2007
Germany	2002 – 2007
France	2005 – 2007

Note 17. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue – External Customers:
Government Systems	$131,565	$89,977	$245,261	$171,164
Thermography	80,602	57,408	160,138	111,389
Commercial Vision Systems	48,811	36,912	92,485	63,106

	$260,978	$184,296	$497,884	$345,659

Revenue – Intersegments:
Government Systems	$3,982	$4,869	$20,502	$9,369
Thermography	608	—	3,680	—
Commercial Vision Systems	4,299	5,854	11,188	11,923
Eliminations	(8,889)	(10,723)	(35,370)	(21,292)

	$—	$—	$—	$—

Earnings from operations:
Government Systems	$53,030	$28,447	$95,589	$54,716
Thermography	15,246	14,081	31,098	28,543
Commercial Vision Systems	9,566	8,852	19,380	13,676
Other	(13,169)	(10,217)	(26,288)	(19,790)

	$64,673	$41,163	$119,779	$77,145

	June 30, 2008	December 31, 2007
Segment assets (accounts receivable, net and inventories):
Government Systems	$254,607	$200,340
Thermography	128,385	131,807
Commercial Vision Systems	61,159	50,590

	$444,151	$382,737

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information – (Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$155,310	$116,212	$304,903	$210,257
Europe	69,665	42,699	120,774	84,688
Other foreign	36,003	25,385	72,207	50,714

	$260,978	$184,296	$497,884	$345,659

Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2008	December 31, 2007
United States	$320,029	$315,846
Europe	135,804	47,671
Other foreign	3,332	3,055

	$459,165	$366,572

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
US Government	$102,107	$72,988	$190,363	$132,812

Note 18. Business Acquisitions

As of June 30, 2008, the Company has acquired 99.3 percent of the outstanding common stock of Cedip Infrared Systems (“Cedip”), a provider of infrared cameras and stabilized gimbaled systems, in a series of transactions during the six month period ended June 30, 2008 for a purchase price of approximately $97 million, including professional fees and other costs directly associated with the acquisition. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and the valuation of the assets acquired and liabilities assumed. The excess purchase price of approximately $63.4 million has been reported in Other Assets as of June 30, 2008.

On April 8, 2008, the Company acquired the stock of Ifara Tecnologias, S.L. (“Ifara”), a provider of middleware and client application software used to create sensor networks, for approximately $11.1 million in cash. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and the valuation of the assets acquired and liabilities assumed. The excess purchase price of approximately $10.3 million has been reported in Other Assets as of June 30, 2008.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2008 increased by 41.6 percent, from $184.3 million in the second quarter of 2007 to $261.0 million in the second quarter of 2008. Revenue for the six months ended June 30, 2008 increased 44.0 percent, from $345.7 million in the first six months of 2007 to $497.9 million in the first six months of 2008.

Government Systems revenue increased $41.6 million, or 46.2 percent, from $90.0 million in the second quarter of 2007 to $131.6 million in the second quarter of 2008. Government Systems revenue for the six months ended June 30, 2008 increased $74.1 million, or 43.3 percent, from $171.2 million in the first six months of 2007 to $245.3 million in the first six months of 2008. The increase in Government Systems revenue in the second quarter and the first six months of 2008 compared to the same periods in 2007 was primarily due to an increase in unit sales across most of our product lines.

Thermography revenue increased $23.2 million, or 40.4 percent, from $57.4 million in the second quarter of 2007 to $80.6 million in the second quarter of 2008. Thermography revenue for the six months ended June 30, 2008 increased $48.7 million, or 43.8 percent, from $111.4 million in the first six months of 2007 to $160.1 million in the first six months of 2008. Excluding revenue from Extech Instruments, acquired in the fourth quarter of 2007 and Cedip Infrared Systems, acquired during the first quarter of 2008, Thermography revenue increased 15.9 percent and 16.6 percent in the three and six month periods ended June 30, 2008, respectively, over the same periods of 2007. The increase in both the three and six month periods was primarily due to increased unit sales in our T-Series™, SC-Series™ and GasFindIR® product lines, slightly offset by decreased unit sales of our P-Series™ and E-Series™ product lines.

Commercial Vision Systems revenue increased $11.9 million, or 32.2 percent, from $36.9 million in the second quarter of 2007 to $48.8 million in the second quarter of 2008. Commercial Vision Systems revenue for the six months ended June 30, 2008 increased $29.4 million, or 46.6 percent, from $63.1 million in the first six months of 2007 to $92.5 million in the first six months of 2008. The increase in Commercial Vision Systems revenue in the second quarter and first six months of 2008 compared to the same periods in 2007 was also due to increased unit sales across most of our product lines.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2008 of between 35 percent and 41 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 40.5 percent and 36.9 percent for the quarters ended June 30, 2008 and 2007, respectively, and 38.8 percent and 39.2 percent for the six months ended June 30, 2008 and 2007, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At June 30, 2008, we had an order backlog of $572 million. Backlog in the Government Systems, Thermography and Commercial Vision Systems divisions was $464 million, $22 million and $86 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended June 30, 2008 was $146.6 million compared to $99.1 million for the same quarter last year. Gross profit for the six months ended June 30, 2008 was $277.4 million compared to $189.0 million for the same period of 2007. As a percentage of revenue, gross profit increased from 53.8 percent in the second quarter of 2007 to 56.2 percent in the second quarter of 2008, and from 54.7 percent in the first six months of 2007 to 55.7 percent in the first six months of 2008. The increase in gross profit as a percentage of revenue for both the three and six month periods in 2008 was primarily due to the cost efficiencies gained through a higher volume of production by Government Systems, slightly offset by the lower gross profit recognized at Extech.

Research and development expenses. Research and development expenses for the second quarter of 2008 totaled $23.5 million, compared to $17.9 million in the second quarter of 2007. Research and development expenses for the first six months of 2008 and 2007 were $46.7 million and $35.9 million, respectively. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. As a percentage of revenue, research and development expenses were 9.0 percent and 9.7 percent for the three months ended June 30, 2008 and 2007, respectively, and 9.4 percent and 10.4 percent for the six months ended June 30, 2008 and 2007, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $58.4 million for the quarter ended June 30, 2008, compared to $40.1 million for the quarter ended June 30, 2007. Selling, general and administrative expenses for the first six months of 2008 and 2007 were $111.0 million and $75.9 million, respectively. The increase in selling, general and administrative expenses was due to the continued growth in the business, including costs associated with new product launches. Selling, general and administrative expenses as a percentage of revenue were 22.4 percent and 21.7 percent for the quarters ended June 30, 2008 and 2007, respectively, and 22.3 percent and 22.0 percent for the six months ended June 30, 2008 and 2007, respectively.

Interest expense. Interest expense for the second quarter and first six months of 2008 was $2.3 million and $4.8 million, respectively, compared to $2.6 million and $5.3 million for the same periods of 2007. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes.

Other income/expense. For the quarter and six months ended June 30, 2008, we recorded other income of $3.6 million and $3.7 million, respectively, compared to other income of $1.2 million and $3.6 million for the same periods of 2007. Other income in both 2008 and 2007 primarily consists of interest income earned on short-term investments and foreign currency gains and losses.

Income taxes. The income tax provision of $35.9 million for the six months ended June 30, 2008, represents an effective tax rate of 30.2 percent. We expect the annual effective tax rate for the full year of 2008 to be approximately 30 percent to 32 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates, the effect of current foreign tax credits and state tax credits.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents on hand of $177.0 million compared to $203.7 million at December 31, 2007. The decrease in cash and cash equivalents was primarily due to the acquisition of Cedip and Ifara, repayment of borrowings under our Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and the purchase of shares of our outstanding common stock, offset by cash provided from operations and proceeds from the exercise of stock options.

Accounts receivable totaled $230.4 million at June 30, 2008 compared to $203.4 million at December 31, 2007. The increase was primarily due to higher collections in the fourth quarter of 2007 and higher revenue in the second quarter of 2008 compared to the fourth quarter of 2007.

At June 30, 2008, we had inventories of $213.8 million compared to $179.4 million at December 31, 2007. The increase was primarily due to purchases for anticipated future shipments and the acquisition of inventory of Cedip.

Prepaid expenses and other current assets at June 30, 2008 were $86.3 million compared to $58.1 million at December 31, 2007. The increase was primarily due to estimated tax payments made to US and foreign jurisdictions, tax benefits from stock option exercises and vendor advances.

Other assets increased from $16.7 million at December 31, 2007 to $88.5 million at June 30, 2008. The increase is primarily attributable to the portion of the purchase price of Cedip and Ifara in excess of the net assets acquired, which has not been allocated to goodwill and intangible assets, pending the final determination of the purchase price and valuation of the tangible net assets.

Accounts payable increased from $54.0 million at December 31, 2007 to $67.3 million at June 30, 2008. The increase primarily related to the increase in inventories and overall Company growth.

Cash used in investing activities of $102.6 million for the six months ended June 30, 2008 include the acquisitions of Cedip and Ifara for $79.2 million, net of cash acquired from Cedip and Ifara, capital expenditures of $16.1 million and other investments of $7.3 million. Cash used in investing activities for the six months ended June 30, 2007, principally related to capital expenditures, totaled $21.8 million.

On October 6, 2006, we entered into the Credit Agreement, which provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kronor, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 3.75 percent and the prime lending rate was 5.00 percent at June 30, 2008. These rates were 5.65 percent and 7.25 percent, respectively, at December 31, 2007. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At June 30, 2008 and December 31, 2007, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2008, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. At December 31, 2007, we had $19.0 million outstanding under the Credit Agreement. We had $13.3 million and $6.6 million of letters of credit outstanding under the Credit Agreement at June 30, 2008 and December 31, 2007, respectively, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $5.0 million) line of credit with an interest rate at 5.15 percent at June 30, 2008. At June 30, 2008, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

The convertible notes are eligible for conversion at the option of the note holders. As of June 30, 2008, notes with a value of $4,000 have been converted into 360 shares of the Company’s common stock. We do not currently anticipate additional conversions of these notes before 2010.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and we are currently assessing the impact this pronouncement will have on our financial statements.

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

As of June 30, 2008, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended June 30, 2008. As of June 30, 2008, we have repurchased 876,800 shares of our common stock under the February 2007 repurchase authorization by our Board of Directors pursuant to which we are authorized to repurchase up to 12.0 million shares of our outstanding common stock in the open market. The February 2007 repurchase authorization will expire in February 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on April 25, 2008, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

	Vote		Term Ending
Director	For	Withheld Authority
William W. Crouch	106,790,905	21,158,994	2011
John C. Hart	97,467,435	30,482,464	2011
Angus L. Macdonald	106,886,568	21,063,331	2011

The proposal to approve the amendment of the Company’s Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 200,000,000 to 500,000,000 was approved by a vote of shareholders, by the following votes:

For	Against	Abstain	Broker Non-votes
99,752,025	28,124,776	73,098	—

In addition, the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the following votes:

For	Against	Abstain
127,685,947	206,527	57,425

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 8, 2008	/S/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)