Form 10-Q
period 2008-09-30
FLIR SYSTEMS INC
filed 2008-11-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated file ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2008, there were 138,920,523 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$276,740	$191,104	$774,624	$536,763
Cost of goods sold	121,478	84,081	341,969	240,772

Gross profit	155,262	107,023	432,655	295,991
Operating expenses:
Research and development	21,639	15,692	68,296	51,623
Selling, general and administrative	56,973	39,508	167,946	115,400

Total operating expenses	78,612	55,200	236,242	167,023
Earnings from operations	76,650	51,823	196,413	128,968
Interest expense	2,110	2,245	6,880	7,549
Other income, net	(4,956)	(957)	(8,627)	(4,535)

Earnings before income taxes	79,496	50,535	198,160	125,954
Income tax provision	23,863	15,770	59,750	35,840

Net earnings	$55,633	$34,765	$138,410	$90,114

Net earnings per share:
Basic	$0.40	$0.26	$1.00	$0.67

Diluted	$0.35	$0.22	$0.87	$0.59

Weighted average shares outstanding:
Basic	139,211	135,130	138,090	133,577

Diluted	163,124	159,535	162,393	157,892

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$206,103	$203,681
Accounts receivable, net	241,652	203,371
Inventories	215,118	179,366
Prepaid expenses and other current assets	75,116	58,056
Deferred income taxes, net	10,961	11,033

Total current assets	748,950	655,507
Property and equipment, net	124,929	120,873
Deferred income taxes, net	3,532	2,237
Goodwill	224,668	176,230
Intangible assets, net	61,081	52,819
Other assets	24,715	16,650

	$1,187,875	$1,024,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,110	$19,000
Accounts payable	63,286	53,990
Deferred revenue	31,471	19,612
Accrued payroll and related liabilities	39,069	39,431
Accrued product warranties	7,964	6,594
Advance payments from customers	16,012	9,156
Other current liabilities	22,505	14,600
Accrued income taxes	—	3,752
Current portion of long-term debt	21	7

Total current liabilities	181,438	166,142
Long-term debt	208,572	207,889
Deferred tax liability, net	1,649	1,902
Accrued income taxes	5,114	4,295
Pension and other long-term liabilities	23,306	20,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2008, and December 31, 2007	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 138,805 and 136,905 shares issued at September 30, 2008, and December 31, 2007, respectively, and additional paid-in capital	221,211	197,508
Retained earnings	527,443	389,033
Accumulated other comprehensive earnings	19,142	36,734

Total shareholders’ equity	767,796	623,275

	$1,187,875	$1,024,316

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$138,410	$90,114
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,287	18,350
Deferred income taxes	(1,465)	2,953
Stock-based compensation arrangements	15,160	10,951
Other non-cash items	(67)	(8)
Changes in operating assets and liabilities (excluding effect of acquisitions):
Increase in accounts receivable	(36,741)	(6,572)
Increase in inventories	(33,623)	(34,685)
Increase in prepaid expenses and other current assets	(17,084)	(30,599)
Decrease (increase) in other assets	3,476	(2,654)
Increase in accounts payable	7,164	7,317
Increase in deferred revenue	9,080	5,463
Increase in accrued payroll and other liabilities	13,876	6,088
Decrease in accrued income taxes	(679)	(6,551)
Increase in pension and other long-term liabilities	1,982	909

Cash provided by operating activities	129,776	61,076

Cash flows from investing activities:
Additions to property and equipment, net	(21,086)	(29,056)
Business acquisitions, net of cash acquired	(79,303)	(2,144)
Other investments	(8,320)	(447)

Cash used by investing activities	(108,709)	(31,647)

Cash flows from financing activities:
Repayments on credit agreement	(19,000)	(45,500)
Repayment of capital leases and other long-term debt	(2,401)	(5)
Repurchase of common stock	(40,739)	(3,737)
Proceeds from exercise of stock options	28,055	30,921
Proceeds from shares issued pursuant to employee stock purchase plan	2,585	1,841
Excess tax benefit from stock-based compensation arrangements	19,098	9,710

Cash used by financing activities	(12,402)	(6,770)

Effect of exchange rate changes on cash	(6,243)	8,661

Net increase in cash and cash equivalents	2,422	31,320
Cash and cash equivalents, beginning of period	203,681	138,623

Cash and cash equivalents, end of period	$206,103	$169,943

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

Note 2. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$701	$541	$1,945	$1,493
Research and development	1,325	1,118	3,530	2,931
Selling, general and administrative	3,343	2,361	9,685	6,527

Stock-based compensation expense before income taxes	5,369	4,020	15,160	10,951
Income tax benefit	(1,524)	(879)	(3,980)	(2,288)

Total stock-based compensation expense after income taxes	$3,845	$3,141	$11,180	$8,663

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2008	2007
Stock-based compensation costs capitalized in inventory	$962	$799

As of September 30, 2008, the Company had $34.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.0 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and nine months ended September 30, 2008 and 2007 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Option Awards:
Risk-free interest rate	—	4.5%	2.8%	4.6%
Expected dividend yield	—	0.0%	0.0%	0.0%
Expected term	—	4.0 years	4.1 years	3.6 years
Expected volatility	—	37.7%	40.8%	39.0%
Employee Stock Purchase Plan:
Risk-free interest rate	—	—	1.7%	5.0%
Expected dividend yield	—	—	0.0%	0.0%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	50.0%	32.8%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Option Awards:
Weighted average grant date fair value per share	$—	$16.07	$12.25	$14.46
Total fair value of awards granted	$—	$241	$7,175	$5,738
Total fair value of awards vested	$177	$136	$8,243	$6,955
Total intrinsic value of options exercised	$12,039	$20,109	$76,709	$50,365
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$39.37	$44.80	$34.31	$41.64
Total fair value of awards granted	$83	$649	$18,981	$13,606
Total fair value of awards vested	$364	$—	$15,371	$4,608
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$10.32	$10.81
Total fair value of shares estimated to be issued	$—	$—	$1,039	$645

The total amount of cash received from the exercise of stock options in the three months ended September 30, 2008 and 2007 was $3.7 million and $10.4 million, respectively, and the related tax benefit realized from the exercise of the stock options was $4.5 million and $4.8 million, respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2008 and 2007 was $28.1 million and $30.9 million, respectively, and the related tax benefit realized from the exercise of the stock options was $22.3 million and $12.3 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	12,475	$11.26	5.7
Granted	590	34.31
Exercised	(2,984)	9.39
Forfeited	(5)	12.34

Outstanding at September 30, 2008	10,076	$13.14	5.7	$250,463

Exercisable at September 30, 2008	8,348	$11.47	5.2	$221,477

Vested and expected to vest at September 30, 2008	9,990	$13.07	5.7	$249,014

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	1,287	$16.77
Granted	553	$34.31
Vested	(460)	$16.79
Forfeited	(11)	$21.73

Outstanding at September 30, 2008	1,369	$24.01

There were approximately 89,000 shares issued under the Employee Stock Purchase Plan during the nine months ended September 30, 2008. There were approximately 8,728,000 shares available at September 30, 2008 for future issuance under the Employee Stock Purchase Plan.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for earnings per share:
Net earnings, as reported	$55,633	$34,765	$138,410	$90,144
Interest associated with convertible notes, net of tax	1,107	1,107	3,320	3,320

Net earnings available to common shareholders – diluted	$56,740	$35,872	$141,730	$93,464

Denominator for earnings per share:
Weighted average number of common shares outstanding	139,211	135,130	138,090	133,577
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	4,988	5,480	5,378	5,390
Assumed conversion of convertible notes	18,925	18,925	18,925	18,925

Diluted shares outstanding	163,124	159,535	162,393	157,892

For the three months and nine months ended September 30, 2008 and 2007, no shares of stock underlying outstanding stock options were excluded from the calculations of earnings per share.

Note 4. Fair Value of Financial Instruments

As of September 30, 2008, the Company had $159.9 million of cash equivalents. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 5. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.6 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively.

Note 6. Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw material and subassemblies	$150,291	$141,521
Work-in-progress	38,725	25,885
Finished goods	26,102	11,960

	$215,118	$179,366

Note 7. Property and Equipment

Property and equipment are net of accumulated depreciation of $96.2 million and $80.0 million at September 30, 2008 and December 31, 2007, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Goodwill

As of September 30, 2008, the Company has determined that there is no impairment of its recorded goodwill.

The carrying value of goodwill by reporting segment and the activity for the nine months ended September 30, 2008 is as follows (in thousands):

	Thermography	Government Systems	Commercial Vision Systems	Total
Balance, December 31, 2007	$64,198	$8,295	$103,737	$176,230
Goodwill from acquisitions	44,571	—	6,742	51,313
Currency translation adjustments	(1,619)	—	(556)	(2,175)
Other activity	(658)	—	(42)	(700)

Balance, September 30, 2008	$106,492	$8,295	$109,881	$224,668

Note 9. Intangible Assets

Intangible assets are net of accumulated amortization of $40.8 million and $29.8 million at September 30, 2008 and December 31, 2007, respectively.

Note 10. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Accrued product warranties, beginning of period	$7,961	$5,408	$6,594	$5,174
Amounts paid for warranty services	(1,880)	(2,332)	(5,879)	(5,752)
Warranty provisions for products sold	1,883	2,521	7,249	6,175

Accrued product warranties, end of period	$7,964	$5,597	$7,964	$5,597

Note 11. Credit Agreements

At September 30, 2008, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $18.4 million of letters of credit outstanding, which reduces the total available credit. Effective October 27, 2008, the Letter of Credit sublimit under the Credit Agreement was increased from $25 million to $50 million.

Note 12. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Convertible notes	$209,996	$209,996
Issuance cost of the convertible notes	(1,459)	(2,117)
Other long-term debt	35	10

	$208,572	$207,889

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2008 (in thousands):

Common stock and additional paid-in capital, December 31, 2007	$197,508
Income tax benefit of common stock options exercised	22,292
Common stock issued pursuant to stock-based compensation plans, net	26,827
Stock-based compensation expense	15,323
Repurchase of common stock	(40,739)

Common stock and additional paid in capital, September 30, 2008	$221,211

During the nine months ended September 30, 2008, the Company repurchased 1,380,571 shares of the Company’s common stock under the February 2007 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 12.0 million shares of the Company’s outstanding common stock in the open market. As of September 30, 2008, the Company has repurchased a total of 1,557,371 shares of the Company’s common stock under this authorization. The February 2007 repurchase authorization will expire in February 2009.

Note 14. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$55,633	$34,765	$138,410	$90,114
Translation adjustment	(43,803)	15,006	(17,592)	16,278

Total comprehensive earnings	$11,830	$49,771	$120,818	$106,392

Note 15. Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. On June 16, 2008, the court dismissed the complaint, but granted plaintiff leave to amend. On July 31, 2008, plaintiff filed an amended complaint asserting materially the same claims. Defendants have moved to dismiss the amended complaint on multiple bases. That motion is pending. The Company may be liable for the costs of defending the claims against the individuals being sued, under the Company’s Articles of Incorporation, as amended. As of September 30, 2008, the Company believes such defense costs will not be material.

The Company and its subsidiary, Indigo Systems Corporation, (together, the “FLIR Parties”) were named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserts claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Other Income

Components of other income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$1,992	$1,402	$5,705	$3,746
Currency gains (losses), net	3,252	(1,119)	2,723	(430)
Other income (expense), net	(288)	674	199	1,219

	$4,956	$957	$8,627	$4,535

Note 17. Income Taxes

As of September 30, 2008, the Company had approximately $3.5 million of net unrecognized tax benefits of which all $3.5 million would affect the Company’s effective tax rate if recognized.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2008, the Company had approximately $419,000 of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 – 2007
State of Oregon	1999 – 2007
State of Massachusetts	2002 – 2007
State of California	2003 – 2007
Sweden	1998 – 2007
United Kingdom	2005 – 2007
Germany	2002 – 2007
France	2005 – 2007

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue – External Customers:
Government Systems	$151,743	$96,870	$397,004	$268,032
Thermography	79,161	60,005	239,400	171,395
Commercial Vision Systems	45,836	34,229	138,220	97,336

	$276,740	$191,104	$774,624	$536,763

Revenue – Intersegments:
Government Systems	$4,918	$7,509	$25,420	$18,493
Thermography	2,416	—	6,096	—
Commercial Vision Systems	6,279	6,490	17,467	18,412
Eliminations	(13,613)	(13,999)	(48,983)	(36,905)

	$—	$—	$—	$—

Earnings from operations:
Government Systems	$64,166	$36,146	$159,753	$90,862
Thermography	16,702	18,745	47,886	47,288
Commercial Vision Systems	10,134	5,370	29,412	19,047
Other	(14,352)	(8,438)	(40,638)	(28,229)

	$76,650	$51,823	$196,413	$128,968

	September 30, 2008	December 31, 2007
Segment assets (accounts receivable, net and inventories):
Government Systems	$273,874	$200,340
Thermography	122,916	131,807
Commercial Vision Systems	59,980	50,590

	$456,770	$382,737

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$190,556	$124,775	$495,459	$335,032
Europe	51,521	43,284	172,295	127,972
Other foreign	34,663	23,045	106,870	73,759

	$276,740	$191,104	$774,624	$536,763

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information - (Continued)

Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2008	December 31, 2007
United States	$321,633	$315,846
Europe	110,997	47,671
Other foreign	2,763	3,055

	$435,393	$366,572

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
US Government	$118,455	$88,311	$308,818	$221,123

Note 19. Business Acquisitions

As of September 30, 2008, the Company has acquired 99.3 percent of the outstanding common stock of Cedip Infrared Systems (“Cedip”), a provider of infrared cameras and stabilized gimbaled systems. The Company acquired the Cedip common stock in a series of transactions during the six month period ended June 30, 2008 for a purchase price of approximately $95 million, including professional fees and other costs directly associated with the acquisition. The Company has recorded $16.6 million of identifiable intangible assets and $44.6 million of goodwill. As of September 30, 2008, $13.2 million of the identifiable intangible assets and all of the goodwill has been recorded in the Company’s Thermography business segment. $2.4 million and $1.0 million of the identifiable intangible assets have been recorded in the Government Systems and Commercial Vision Systems business segments, respectively. The preliminary allocation of the purchase price is as follows (in thousands):

Assets	$42,822
Liabilities	(9,213)

Net tangible assets	33,609
Identifiable intangible assets	16,581
Goodwill	44,571

Purchase price	$94,761

On April 8, 2008, the Company acquired the stock of Ifara Tecnologias, S.L. (“Ifara”), a provider of middleware and client application software used to create sensor networks, for approximately $11.1 million in cash. As of September 30, 2008, the Company has recorded $3.5 million of identifiable intangible assets and $6.7 million of goodwill in the Commercial Vision Systems business segment.

The Company’s balance sheet as of September 30, 2008 reflects the preliminary allocations of Cedip and Ifara of the purchase price of the assets and liabilities acquired based on the estimated fair value as of the dates of the acquisitions. The operating results of these acquisitions are included in our results of operations since their respective dates of acquisition. The goodwill recognized on both the Cedip and Ifara acquisitions are not deductible for US tax purposes. The Company expects to complete the purchase price allocation for both Cedip and Ifara by December 31, 2008.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Business Acquisitions – (Continued)

These acquisitions are not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

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

Results of Operations

Revenue. Revenue for the three months ended September 30, 2008 increased by 44.8 percent, from $191.1 million in the third quarter of 2007 to $276.7 million in the third quarter of 2008. Revenue for the nine months ended September 30, 2008 increased 44.3 percent, from $536.8 million in the first nine months of 2007 to $774.6 million in the first nine months of 2008.

Government Systems revenue increased $54.9 million, or 56.6 percent, from $96.9 million in the third quarter of 2007 to $151.7 million in the third quarter of 2008. Government Systems revenue for the nine months ended September 30, 2008 increased $129.0 million, or 48.1 percent, from $268.0 million in the first nine months of 2007 to $397.0 million in the first nine months of 2008. The increase in Government Systems revenue in the third quarter and the first nine months of 2008 compared to the same periods in 2007 was primarily due to an increase in unit sales across most of our product lines.

Thermography revenue increased $19.2 million, or 31.9 percent, from $60.0 million in the third quarter of 2007 to $79.2 million in the third quarter of 2008. Thermography revenue for the nine months ended September 30, 2008 increased $68.0 million, or 39.7 percent, from $171.4 million in the first nine months of 2007 to $239.4 million in the first nine months of 2008. Excluding revenue from Extech Instruments, acquired in the fourth quarter of 2007 and Cedip Infrared Systems, acquired during the first quarter of 2008, Thermography revenue increased 6.7 percent and 13.3 percent in the three and nine month periods ended September 30, 2008, respectively, over the same periods of 2007. Management believes that these non-GAAP measures provide meaningful supplemental information to assist investors in understanding our financial results and to better analyze trends in the Company’s underlying business. The increase in both the three and nine month periods was primarily due to increased unit sales in our T-Series™, I-Series and SC-Series™ product lines, offset by decreased unit sales of our P-Series™, E-Series™ and InfraCam product lines.

Commercial Vision Systems revenue increased $11.6 million, or 33.9 percent, from $34.2 million in the third quarter of 2007 to $45.8 million in the third quarter of 2008. Commercial Vision Systems revenue for the nine months ended September 30, 2008 increased $40.9 million, or 42.0 percent, from $97.3 million in the first nine months of 2007 to $138.2 million in the first nine months of 2008. The increase in Commercial Vision Systems revenue in the third quarter and first nine months of 2008 compared to the same periods in 2007 was also due to increased unit sales across most of our product lines.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2008 of between 38 percent and 41 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 31.1 percent and 34.7 percent for the quarters ended September 30, 2008 and 2007, respectively, and 36.0 percent and 37.6 percent for the nine months ended September 30, 2008 and 2007, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At September 30, 2008, we had an order backlog of $650 million. Backlog in the Government Systems, Thermography and Commercial Vision Systems divisions was $547 million, $22 million and $81 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended September 30, 2008 was $155.3 million compared to $107.0 million for the same quarter last year. Gross profit for the nine months ended September 30, 2008 was $432.7 million compared to $296.0 million for the same period of 2007. As a percentage of revenue, gross profit increased slightly from 56.0 percent in the third quarter of 2007 to 56.1 percent in the third quarter of 2008, and from 55.1 percent in the first nine months of 2007 to 55.9 percent in the first nine months of 2008. The increase in gross profit as a percentage of revenue for both the three and nine month periods in 2008 was primarily due to the cost efficiencies gained through a higher volume of production by Government Systems, slightly offset by the lower gross profit recognized at Extech and Cedip.

Research and development expenses. Research and development expenses for the third quarter of 2008 totaled $21.6 million, compared to $15.7 million in the third quarter of 2007. Research and development expenses for the first nine months of 2008 and 2007 were $68.3 million and $51.6 million, respectively. The increase in research and development expenses was due to the continued investment in new product development in all business segments to enable future growth. As a percentage of revenue, research and development expenses were 7.8 percent and 8.2 percent for the three months ended September 30, 2008 and 2007, respectively, and 8.8 percent and 9.6 percent for the nine months ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $57.0 million for the quarter ended September 30, 2008, compared to $39.5 million for the quarter ended September 30, 2007. Selling, general and administrative expenses for the first nine months of 2008 and 2007 were $167.9 million and $115.4 million, respectively. The increase in selling, general and administrative expenses was due to the continued growth in the business. Selling, general and administrative expenses as a percentage of revenue were 20.6 percent and 20.7 percent for the quarters ended September 30, 2008 and 2007, respectively, and 21.7 percent and 21.5 percent for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense. Interest expense for the third quarter and first nine months of 2008 was $2.1 million and $6.9 million, respectively, compared to $2.2 million and $7.5 million for the same periods of 2007. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of costs related to the issuance of the notes.

Other income/expense. For the quarter and nine months ended September 30, 2008, we recorded other income of $5.0 million and $8.6 million, respectively, compared to other income of $1.0 million and $4.5 million for the same periods of 2007. Other income for the quarter and nine months ended September 30, 2008 includes interest income of $2.0 million and $5.7 million, respectively, and foreign currency gains of $3.3 million and $2.7 million, respectively. Other income for the quarter and nine months ended September 30, 2007 includes interest income of $1.4 million and $3.7 million, respectively, and foreign currency losses of $1.1 million and $430,000, respectively.

Income taxes. The income tax provision of $59.8 million for the nine months ended September 30, 2008, represents an effective tax rate of 30.2 percent. We expect the annual effective tax rate for the full year of 2008 to be approximately 30 percent to 32 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates, the effect of current foreign tax credits and state tax credits.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents on hand of $206.1 million compared to $203.7 million at December 31, 2007. The slight increase in cash and cash equivalents was primarily due to cash provided from operations and proceeds from the exercise of stock options, offset by the acquisition of Cedip and Ifara, repayment of borrowings under our Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and the purchase of shares of our outstanding common stock.

Accounts receivable totaled $241.7 million at September 30, 2008 compared to $203.4 million at December 31, 2007. The increase was primarily due to higher revenue in the third quarter of 2008 compared to the fourth quarter of 2007.

At September 30, 2008, we had inventories of $215.1 million compared to $179.4 million at December 31, 2007. The increase was primarily due to purchases for anticipated future shipments as evidenced by our increase in backlog.

Prepaid expenses and other current assets at September 30, 2008 were $75.1 million compared to $58.1 million at December 31, 2007. The increase was primarily due to estimated tax payments made to US and foreign jurisdictions, tax benefits from stock option exercises, vendor advances and increase in sales demonstration units.

Goodwill increased from $176.2 million at December 31, 2007 to $224.7 million at September 30, 2008. Intangible assets increased from $52.8 million at December 31, 2007 to $61.1 million at September 30, 2008. The increase in both goodwill and intangible assets is due to the portion of the purchase price of Cedip and Ifara in excess of the net assets acquired.

Other assets increased from $16.7 million at December 31, 2007 to $24.7 million at September 30, 2008. The increase is primarily due to additional investments during the year in private technology companies, accounted for under the cost-based method.

Accounts payable increased from $54.0 million at December 31, 2007 to $63.3 million at September 30, 2008. The increase primarily related to the increase in inventories and overall Company growth.

Cash used in investing activities of $108.7 million for the nine months ended September 30, 2008 includes the acquisitions of Cedip and Ifara for $79.3 million, net of cash acquired from Cedip and Ifara, capital expenditures of $21.1 million and other investments of $8.3 million. Cash used in investing activities of $31.6 million for the nine months ended September 30, 2007 principally related to capital expenditures.

On October 6, 2006, we entered into the Credit Agreement, which provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kronor, Sterling and other agreed upon currencies. Effective October 27, 2008, the Letter of Credit sublimit under the Credit Agreement was increased from $25 million to $50 million.

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 6.04 percent and the prime lending rate was 5.00 percent at September 30, 2008. These rates were 5.65 percent and 7.25 percent, respectively, at December 31, 2007. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At September 30, 2008 and December 31, 2007, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2008, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. At December 31, 2007, we had $19.0 million outstanding under the Credit Agreement. We had $18.4 million and $6.6 million of letters of credit outstanding under the Credit Agreement at September 30, 2008 and December 31, 2007, respectively, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $4.4 million) line of credit with an interest rate at 6.78 percent at September 30, 2008. At September 30, 2008, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

The convertible notes are eligible for conversion at the option of the note holders. As of September 30, 2008, notes with a value of $4,000 have been converted into 360 shares of the Company’s common stock. We do not currently anticipate additional conversions of these notes before 2010.

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

As of September 30, 2008, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	—	—	—
August 1, 2008 to August 31, 2008	—	—	—
September 1, 2008 to September 30, 2008	680,571	$33.71	680,571

Total	680,571	$33.71	680,571	10,442,629

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. As of September 30, 2008, we have repurchased 1,557,371 shares of our common stock under the February 2007 repurchase authorization by our Board of Directors pursuant to which we are authorized to repurchase up to 12.0 million shares of our outstanding common stock in the open market. The February 2007 repurchase authorization will expire in February 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

10.1	Second amendment to Credit Agreement, dated as of October 27, 2008 by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, certain subsidiaries of FLIR Systems, Inc as subsidiary guarantors, Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and the Other Lenders identified therein.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 7, 2008	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)