Form 10-K
period 2008-12-31
FLIR SYSTEMS INC
filed 2009-02-27
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21918

FLIR Systems, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700 SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:    (503) 498-3547

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

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

Non-accelerated filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $5,589,507,651.

As of February 13, 2009, there were 141,801,427 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders.

FLIR Systems, Inc.

FORM 10-K

ANNUAL REPORT

i

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry, economic and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Thermography products are generally sold for commercial and industrial applications, typically where imaging and temperature measurement together are required. Products range from highly sensitive cameras with extensive analytic capabilities and sophisticated image processing to less expensive cameras offering excellent performance and value for less demanding applications. Our Thermography products range in price from $3,000 for an inexpensive hand-held camera to over $150,000 for our most sophisticated science cameras. Our strategy in this business is to continue to develop products for high-end applications while introducing new products at lower price points, and capitalize on highly price-elastic demand in numerous emerging markets. Revenue from Thermography has grown at a compound annual rate of 20 percent since 2001 and was $327.3 million or 30 percent of consolidated revenue in 2008.

Commercial Vision Systems (“CVS”) is focused on emerging commercial markets for infrared imaging technology where the primary need is to see at night or in adverse conditions. As the cost of infrared technology has declined, demand in large untapped markets such as commercial security, automotive, marine, airborne and first responder markets has grown rapidly. CVS has focused its efforts on expanding distribution, accelerating design cycles, reducing manufacturing costs and providing excellent customer service in these markets. Our infrared sensor business, which sells focal plane arrays and camera cores internally as well as to third parties on an original equipment manufacturer (“OEM”) basis, is also a part of CVS. CVS products range in price from under $2,000 for an OEM imaging core to more than $450,000 for a high definition airborne electronic news gathering broadcast system. Since 2005, CVS revenue has grown at a compound annual rate of 29 percent. CVS revenue was $180.6 million or 17 percent of our consolidated revenue in 2008.

Government Systems (“GS”) is focused on government customers and markets where very high performance is required. Typical applications include surveillance, force protection, drug interdiction, search and rescue, special operations and target designation. We address these markets through either a commercial, off-the-shelf (“COTS”) model or a commercially developed, military qualified (“CDMQ”™) model. Products developed under the COTS model are applicable to a range of government customers and markets but are also appropriate for military applications. CDMQ products are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and generally own all rights to the products and their design. We have continued to increase our emphasis on CDMQ as a development strategy, and it is a growing part of our GS business. We also periodically accept government funded design and development contracts. GS products are often customized for specific applications and frequently incorporate additional sensors, including visible light cameras, low light cameras, laser rangefinders, laser illuminators and laser designators. GS products range in price from $30,000 for our hand-held and fixed security systems to over $1 million for our most advanced stabilized laser designation systems. Since 2005, GS revenue has grown at a compound annual rate of 33 percent. GS is our largest division with 2008 revenue of $569.0 million, or 53 percent of consolidated Company revenue in 2008.

For additional information concerning the Company’s three divisions, including revenues from external customers, earnings from operations and total assets by segment, see Note 17 to the Consolidated Financial Statements in Item 8.

FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. The Company’s headquarters are located at 27700 SW Parkway Avenue, Wilsonville, Oregon 97070-8238, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.

Infrared Technology Overview

Infrared is a portion of the electro-magnetic spectrum that is not visible by the human eye because its wavelength is too long. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of “low light” vision systems, such as visible light intensification used in night vision goggles. Infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night, and are not susceptible to rapid changes in visible light levels. Since infrared systems are detecting emitted infrared radiation, they are passive and thus more covert than certain “illuminated” systems. Additionally, thermal imaging systems can measure minute temperature differences, a critical feature for a variety of commercial, industrial and scientific applications.

An infrared detector, which collects or absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two types of infrared detectors we manufacture and use in our systems are often referred to as “cooled” and “uncooled.” Cooled detectors utilize a mechanical micro-cooler to reduce the operating temperature of the infrared sensor to -200° C, and offer high sensitivity and resolution for long-range applications or those requiring high measurement precision. These systems, while more sensitive and thus able to see farther, result in a product that is heavier, more complex and uses more power than those using uncooled detectors. Uncooled detectors operate at room temperature and thus do not require a micro-cooler, resulting in products that are lighter, use less power and are less expensive to produce than cooled systems. While the performance of uncooled detectors is improving, uncooled detectors are still less sensitive than cooled detectors. The cost of both types of detectors is declining and we expect to continue reducing costs as volumes rise in the future. We expect demand for both types of systems to increase.

Products and Markets

Thermography.    The Thermography market has traditionally addressed thermal imaging applications where both imaging and temperature measurement are required. This market has grown in size and breadth as prices have declined, volumes have increased and new applications have been found. Over the past several years, markets have grown rapidly and expanded beyond the traditional industrial predictive and preventive maintenance segments. We expect new markets to continue to develop in the future. Key end-user markets include:

Predictive Maintenance	Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring allows for the detection of equipment faults (manifested as hot spots) so they can be repaired before they fail. This increases equipment productivity and avoids catastrophic failures or major damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this well established market segment.

Research & Development	Infrared’s unique ability to detect minute differences in temperature while detailing complex thermal dynamics and patterns makes Thermography systems a useful tool in a wide variety of research and development applications. Our systems provide the ability to view thermal distribution in real time for products ranging in size from small hybrid integrated circuits to jet engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components and aircraft engines. Systems used in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software. We have a complete line of both cooled and uncooled infrared imagers specifically designed for high-end research and development applications.

Manufacturing Process Control	Thermal imaging applications for manufacturing process control include monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mold; monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process; and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect.

Building Inspection	Infrared imagers can detect missing insulation, electrical faults, water intrusion, pest infiltration, gauge energy efficiency, and help detect the presence of moisture. This market has grown rapidly as costs decline and new uses for thermal imaging systems emerge, and we expect continued growth in the future.

Gas Detection

Specially designed infrared systems can detect and image hydrocarbon gas emissions or leaks. Using this technology, we have established a market focused on leak detection at gas production, transmission and storage locations, as well as compliance monitoring by environmental and other regulatory agencies. New applications are emerging for this technology. For example, we now have a system that detects Sulfur Hexafluoride, a dangerous pollutant and potential fire hazard used as an insulator in electrical transformers. During 2008, the United States Environmental Protection Agency (“EPA”) modified its rules to allow optical gas imaging systems such as ours to be used in place of toxic vapor analyzers for the detection of gas leaks under leak detection programs required by the EPA.

Emerging Thermography	Over the past six years, we have successfully introduced progressively lower priced thermal imaging systems that have enabled us to expand traditional Thermography markets and open new markets for our products. These products, the latest of which is the i-family, have met with strong market acceptance in the lower-end building and electrical inspection markets, and we expect additional market segments for thermal imaging to develop as prices continue to decline. These market segments may include healthcare, food service and distribution, veterinary science, automotive care, aircraft inspection, maritime vessel inspections and plumbing.

Training

We offer fee-based training on the principles of thermography and the use of our products through ITC® , our Infrared Training Center, which provides comprehensive instruction, training, certification and applications engineering from several FLIR locations or at the customer’s site. We also license Infrared Training Centers to qualified third parties in certain countries. In 2008, over 9,500 people received training at our Infrared Training Centers worldwide.

Commercial Vision Systems.    Commercial Vision Systems is focused on commercial markets where the primary need is to see at night and in adverse conditions. While these markets are broad and growing rapidly, they exhibit low penetration of infrared technology and require distinct distribution channels. As in Thermography, price elasticity of demand is high, and as prices fall further, we expect sales volumes to continue to increase. CVS is focused on expanding its product line and building distribution channels. Significant markets for CVS products today include:

Perimeter Security	Thermal imaging systems have been used for surveillance and perimeter security of government, military and industrial facilities for many years. Over the past few years, we have introduced a series of lower priced, purpose built systems targeted at the commercial security market and are actively expanding distribution in this market. Demand for security systems utilizing thermal imaging technology is growing rapidly across all segments.

Automotive Night Vision	Since 2001, we have worked with Autoliv Electronics, a major supplier of safety equipment to the automotive industry, to offer a night vision system for passenger automobiles. Since late 2005, BMW has offered a Night Vision System utilizing our camera as an option in their 5-, 6-, and 7-Series automobiles. The system provides drivers with the ability to see at night and through obscurants, such as fog, at distances much further than can be seen with traditional headlights. In late 2008, the second generation of the BMW Night Vision System, which incorporates significant improvements, including a pedestrian warning system, was introduced on the 7-Series automobiles. Together with Autoliv, we expect to introduce night vision systems into several additional automakers’ products in 2010 and beyond.

Other Transportation Night Vision	We are actively marketing our products in other transportation markets, such as trucks, trains, recreational vehicles and first responder vehicles, as well as aftermarket sales in the automotive market. These markets are in the early stages of adoption of infrared technology but we believe they offer significant future growth opportunities.

Marine	In 2006, we introduced the first cost-effective infrared device specifically designed for recreational boating, cruise lines, commercial fishing and merchant marine vessels, ferries, and other maritime markets. Since then we have aggressively expanded distribution through a combination of direct sales and a network of dealers.

Law Enforcement	We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost persons and provide situational awareness to officers on the ground. We also offer low cost, hand-held systems to the law enforcement market. These cameras provide a light weight, cost-effective, high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions.

Electronic News Gathering	The use of airborne observation and broadcast systems has become a standard tool for television stations and broadcast networks. This market segment continues to transition from traditional analog cameras to high-definition digital systems. Our products in this market use high-definition visible cameras integrated into highly stabilized gimbal turrets for mounting on news helicopters.

OEM Markets	We supply cooled and uncooled camera cores, sensors and readout integrated circuits on an OEM basis for a broad range of applications where customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major customers in this segment are Mine Safety Appliances, Inc. (firefighting); Aerovironment, Inc. (unmanned aerial vehicles); Northrop Grumman Corporation (cooled cores for military applications); Hologic (readout integrated circuits for digital X-ray); and various makers of security systems worldwide.

Government Systems.    Government Systems focuses on providing enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety and other government customers. Our systems typically provide the capability to see over long distances, day or night, through adverse weather conditions and from a wide variety of vehicle, man portable and fixed installation platforms. Currently, the majority of our infrared imaging systems use cooled technology to identify objects from long distances; however, uncooled thermal imaging systems are growing rapidly in certain markets such as weapon sights, military vehicles and unmanned aerial vehicles. Many of our markets require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments or maritime conditions. Systems are often installed onto larger platforms and must be able to integrate with such other systems as aircraft avionics, radars, laser systems and large, broad-based security networks.

Government Systems offers a very wide array of products across multiple markets. For airborne applications, we have developed highly stabilized platforms, known as gimbals, which typically contain multiple payloads in addition to the infrared imaging system, as well as sophisticated software and analytic capabilities. For land applications, we manufacture three types of products: hand-held products, platform mounted products and targeting products. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (e.g., closed circuit TV, laser rangefinder, compass or global positioning system). Hand-held ground products are ruggedized and have optional lenses and target location capabilities. Ground-based targeting products are designed to attach to existing daylight sights to provide bore-sighted, nighttime capabilities. For maritime applications, we manufacture a mix of airborne and shipborne products. The shipborne products are similar to our airborne gimbals, but are inverted and have a high level of customization for the marine environment.

The Government Systems market primarily consists of the following end-user market segments:

Search and Rescue	Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or vehicles, or lost in adverse conditions. Such systems are in use today by organizations such as the United States Coast Guard, the United States Marine Corps, the United States Air National Guard and the United Kingdom Ministry of Defense.

Force Protection	In instances where military or other personnel are deployed in hostile areas, thermal imaging systems mounted on towers or other platforms are deployed to identify and defeat potential threats at an early stage. Our systems are deployed for this purpose by the United States Army, United States Marine Corps and others worldwide.

Border and Maritime Patrol	Thermal imaging systems are used in airborne, shipborne, hand-held and fixed installation applications for border and maritime surveillance, particularly at night, to enforce borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. Our cameras are currently deployed along numerous borders worldwide, including in the United States, Europe and the Middle East.

Surveillance and Reconnaissance	Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility.

Targeting	We offer several products that provide precise target location and designation capabilities in this application ranging from a clip-on rifle scope device to a high-precision, stabilized, airborne laser designator system.

Federal Drug Interdiction	Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities. Our systems are in use by the United States Customs Service, the United States Drug Enforcement Agency and the United States Federal Bureau of Investigation, as well as by foreign governments.

Our Government Systems contracts and subcontracts are subject to certain risks related to doing business with the United States government and may be subject to termination, reduction and/or amendment at the election of the United States government. For a discussion of these risks, see sections “We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business” and “As a United States government contractor, we are subject to a number of procurement rules and regulations” in Item 1A “Risk Factors.”

Mergers and Acquisitions

Since 2003, we have made a total of seven acquisitions. Most recently, we acquired Extech Instruments Corporation (“Extech”) in November 2007, Cedip Infrared Systems (“Cedip”) in January 2008, and Ifara Tecnologias, S.L. (“Ifara”) in April 2008. Extech, now part of our Thermography division, has broadened our distribution channels, particularly into catalog, internet and retail, all of which are increasingly important for our Thermography strategy. The Cedip acquisition added significantly to our product portfolio, particularly in advanced technical cameras sold through Thermography and stabilized gimbaled systems sold primarily through Government Systems while broadening distribution, particularly in Asia. The Ifara acquisition provided us with in-house access to software and middleware solutions including video analytics, networking and multi-sensor integration to support the growing needs of our customers for more integrated solutions.

We are selective in our acquisition strategy, seeking to make acquisitions that are strategically important and generally add to our technology, distribution network or product portfolio. We are continuously evaluating opportunities for additional acquisitions, but cannot predict the timing, size or nature of any future activity.

Technology and Core Competencies

We use our expertise in product design, infrared imagers, optics, lasers, image processing, systems integration and other technologies, to develop and produce sophisticated thermal and multi-sensor imaging systems. We integrate the following capabilities and disciplines into our manufacturing processes:

System Design	We have developed extensive competencies in the design and integration of numerous capabilities and payloads into integrated systems or sub-systems. Competencies such as stabilization, packaging and systems integration allow us to effectively combine a wide variety of technologies and payloads to design and manufacture complex systems to suit our customers’ needs.

Radiometry	Our ability to produce thermal imaging systems that can accurately measure temperature is critical in many of our Thermography markets. We have demonstrated know-how in designing and producing systems that can measure temperature to within very precise tolerances while maintaining accuracy and stability over time and over a wide range of ambient temperatures. We believe our skills in this area, known as radiometry, offer an important competitive advantage over many of our competitors.

Mechanical Engineering	Our design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques, particularly in the design and assembly of the supporting structures for system components such as detector arrays, coolers, scanners and optics. We also have expertise in designing stabilized assemblies used in our gimbal mounted products utilizing electro-mechanical control, gyroscopes and electronic stabilization, and specialized control mechanisms.

Infrared Detector Design and Manufacturing	We design and manufacture both cooled and uncooled infrared detector arrays, in high volumes and at low cost. We believe our uncooled Vanadium Oxide microbolometers and cooled detectors using Indium Antimonide and Indium Gallium Arsenide are among the highest performing infrared detectors of their type available in the world. Internal design and manufacturing of detectors provides significant cost and engineering advantages compared with the use of third-party detectors.

Integrated Circuits and Electronic Design	We have significant electronic design capabilities across several specialized areas, including readout integrated circuit design, signal processing, image processing and electronics integration. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability.

Software Development	Software is an increasingly important aspect of our overall engineering and design activity. Networking capability, video analytics and other software and middleware applications are growing in importance. Our systems are also able to interface with many standard external software protocols.

Optical Design, Fabrication and Coating	We design and manufacture sophisticated infrared optics using materials such as silicon and germanium that are required to produce a thermal imaging system. This capability allows us to rapidly develop optics optimized for use with our cameras and avoid costs and delays associated with reliance on third-party optics suppliers. We also have the ability to apply custom vapor deposited coatings to improve the transmission of the unique lens materials that are used in infrared systems.

Micro-Coolers	We manufacture the industry’s smallest, lightest and lowest power micro-coolers for use in cooling infrared detectors at our facility in North Billerica, Massachusetts. Our coolers are especially effective in hand-held applications, where light weight and long battery life are essential.

Lasers and Laser Components	Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including laser pointers, illuminators, rangefinders and designators. We design purpose-built laser rangefinders and designators for inclusion in some of our gimbaled systems at our facility in Orlando, Florida, and manufacture laser designators, rangefinders and related components at our facility in Bozeman, Montana.

Research and development expenses were $90.0 million in 2008, $72.5 million in 2007 and $60.6 million in 2006. We anticipate that we will continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in each of our business segments.

Proprietary Rights

We have numerous patents, trademarks, trade secrets and other intellectual property that are important for our success. We rely on a combination of patent, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. While we believe that our historical success has been primarily a function of other competitive advantages such as the skill and experience of our employees, our worldwide, multi-channel sales, distribution and servicing network, our name recognition and quality products, our intellectual property provides important competitive advantages as well, and we therefore endeavor to protect our intellectual property from misappropriation. We cannot, however, be certain or give any assurance that we can maintain our competitive advantage in the thermal imaging industry or that competitors will not develop similar or superior capabilities.

Customers

The primary customers for our products vary substantially by division. Typical Thermography customers include research and development facilities, universities, industrial companies, utility companies, building inspectors, electrical contractors, thermography consultants, damage restoration contractors and numerous commercial enterprises. Commercial Vision Systems serves customers such as OEMs, automotive suppliers, aircraft manufacturers and dealers, marine electronics dealers, major integrators of security systems and news gathering agencies. Government Systems customers generally consist of domestic and foreign government agencies, including military, paramilitary and police forces. Our customers in each segment are located around the world and are serviced by a global distribution and service organization.

A substantial portion of our revenue is derived from sales to United States and foreign government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to United States government agencies accounted for 41 percent of our revenue in 2008, 39 percent of our revenue in 2007 and 32 percent in 2006.

Sales to customers outside the United States accounted for 38 percent of revenue in 2008, 39 percent in 2007 and 45 percent in 2006. We expect revenue outside the United States to continue to account for a significant portion of our total revenue. Further information about geographic operations and customers appears in Note 17 to the Consolidated Financial Statements in Item 8.

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

We sell in many distinct markets and have established specific sales channels for each market. We sell our Thermography products worldwide through a direct sales staff and a network of distributors and representatives. Our Thermography business continues to expand distribution, particularly in Asia and Latin America. At the end of 2008, our Thermography division employed over 170 direct sales personnel and utilized approximately 500 distributors. In November 2007, we acquired Extech Instruments Corporation, a distributor of hand-held test equipment. We are utilizing its distribution channels, particularly into catalogs and retailers to expand our distribution in the United States. In January 2008, we acquired Cedip Infrared Systems which has provided additional distribution capability, particularly in international markets.

Commercial Vision Systems is also actively expanding its distribution network by hiring additional direct sales personnel and expanding third-party distribution networks in specific markets. At the end of 2008, our Commercial Vision Systems sales organization employed approximately 70 direct sales personnel as well as a worldwide network of dealers across many distinct markets. In certain markets CVS has chosen to supply camera cores on an OEM basis to companies with well established distribution networks. Examples include firefighting, where we supply cores to Mine Safety Appliances, and automotive, where we are partnered with Autoliv.

Our Government Systems business has a direct sales staff of approximately 100 individuals and a network of independent representatives and distributors covering major government markets worldwide. Included in this total are technical and customer support staff in the United States and Europe who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

Marketing

With our further expansion into the low cost segment of the commercial markets, we have developed greater competencies in market research, electronic marketing, marketing communications and business development. Our ability to identify new markets, adapt our product solutions to meet unique market needs, quickly develop marketing communications that highlight these unique features, and leverage existing and new distribution channels to develop incremental business are important aspects of our marketing and communications efforts.

We focus our product marketing activities on internet promotion, advertising, direct mail, press tours, technical articles for publications and participation in most major trade shows in our industry. These activities give us the opportunity to educate potential customers about the key features and attributes of our products and how they may be used to address specific customer needs.

Customer Service

We maintain service facilities at our factories in Wilsonville, Oregon; North Billerica, Massachusetts; Goleta, California; Danderyd, Sweden; and Croissy-Beauborg, France; and at our locations in West Malling, United Kingdom; Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy; Hong Kong; Dubai, United Arab Emirates; Shanghai, China; Tokyo, Japan; Sao Paulo, Brazil; and Melbourne, Australia. Each of our service facilities has the capability to perform the complex calibrations required to service commercial thermal imaging systems. We also maintain field service capabilities in five additional foreign locations under the direction of our independent representatives or distributors.

Manufacturing

We manufacture many of the critical components for our products, including infrared detectors, gimbals, optics and coatings, laser sub-systems and micro-coolers, and develop much of the necessary software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wire harnesses. These components are then assembled into finished systems and tested at one of our primary production facilities located in Wilsonville, Oregon; North Billerica, Massachusetts; Goleta, California; Danderyd, Sweden; Croissy-Beauborg, France; Tallinn, Estonia; and Bozeman, Montana.

Our manufacturing operations are, from time to time, audited by certain OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Our facilities in Wilsonville, North Billerica, Goleta, Danderyd, West Malling, Croissy-Beauborg, Tallinn and Bozeman are ISO 9001:2000 certified.

Backlog

At December 31, 2008 and 2007, we had a total order backlog of $663 million and $393 million, respectively. Government Systems typically has the highest backlog of our divisions relative to revenue and in absolute terms. At December 31, 2008, Government Systems backlog totaled $552 million, compared with $305 million at December 31, 2007 with the increase primarily due to the growth of the program business. Commercial Vision Systems carries backlog in certain markets, but is less backlog dependent than Government

Systems. Commercial Vision Systems backlog at year end 2008 was $91 million, compared with $68 million a year earlier. Thermography is our least backlog intensive business, and typically ships products within a few weeks of receipt of orders. At December 31, 2008, Thermography backlog was $20 million, unchanged from last year end. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Competition

Competition in the market for thermal imaging equipment is significant. We believe that the principal competitive factors in our market are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. Our competitors are different in each market segment. In the Thermography market, principal competitors include Fluke (a division of Danaher Corporation) and NEC San-Ei. Competitors in Commercial Vision Systems vary market by market, but include L-3 Communications, ULIS, Axsys Technologies, ICx Technologies and numerous smaller companies. In the Government Systems market, our competitors include Raytheon Corporation, BAE Systems, L-3 Communications, DRS Corporation (a Finmecanica Company), Lockheed Martin Corporation, El-Op, Sagem, Tamam and Thales. Many of these competitors have substantially greater financial, technical and marketing resources than we do.

Employees

As of December 31, 2008, we had 1,943 employees of which 1,252 were in the United States and 691 were outside of the United States. We have generally been successful in attracting highly skilled technical, marketing and management personnel to date. None of our employees in the United States is represented by a union or other bargaining group. Employees in Sweden are represented by unions whose contracts are subject to periodic renegotiations. We believe our relationships with our employees and unions are good.

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

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we are unable to adequately respond to these risks and uncertainties, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurance that any actions taken to reduce known risks and uncertainties will be effective.

General economic conditions and the current global financial crisis may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and consumer spending, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about current global economic conditions leading to reduced levels of investment, changes in government spending priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit, consumer confidence and other macroeconomic factors affecting government, industrial or consumer spending behavior.

The recent distress in the financial markets has resulted in reduced liquidity and a tightening of credit markets. As a result of these conditions, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced sales and bad debts, and the insolvency of key suppliers resulting in product development and production delays. We invest our cash and cash equivalents in instruments that may be exposed to credit market distress, including the failure of financial institutions and market illiquidity.

Our primary markets are volatile and unpredictable

Our business depends on the demand for our thermal imaging systems in a variety of commercial, industrial and government markets. In the past, the demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including:

•	general economic conditions, both domestically and internationally;

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter;

•	the size and timing of new contract awards;

•	the timing of the release of government funds for procurement of our products; and

•	the timing of orders and shipments within a given fiscal quarter, as a significant portion of our sales are frequently concentrated in the last week or days of a fiscal quarter.

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

We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business

We derive significant revenue from contracts or subcontracts with United States government agencies. A significant reduction in the purchase of our products by these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2008, 2007 and 2006, approximately 41 percent, 39 percent and 32 percent, respectively, of our revenues were derived directly or indirectly from contracts with the United States government and its agencies. Recently, a higher percentage of our contracts have been larger Indefinite Delivery, Indefinite Quantity (“IDIQ”) contracts. The funding of contracts awarded to us depends on the overall United States government budget and appropriation process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.

As a United States government contractor, we are subject to a number of procurement rules and regulations

Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. If we fail to comply with these rules and regulations, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from government contracting or subcontracting for a period of time or permanently.

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete, our ability to introduce new or enhanced products and enter into new markets

The thermal imaging industry is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant research and development costs to improve our manufacturing capability, reduce costs, and develop and introduce new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner, our business, financial condition and results of operations would be adversely affected. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.

We must successfully manage an increasingly complex global organization

As the Company has grown, the size and scope of the Company’s worldwide operations have also increased substantially. Worldwide operations have grown to accommodate the design, manufacture and marketing of numerous product lines across each of our three divisions in a vertically integrated manufacturing environment. Significant management time and effort is required to effectively manage the increased complexity of the business. Our failure to successfully manage the global operations could have a material adverse effect on our business, financial condition and results of operations. In addition, we manufacture our products at various facilities as described in Item 2. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power outage, earthquake, fire or other natural disaster, labor or political unrest, could prevent us from supplying products to our customers and could have a material adverse effect on our business, financial condition and results of operations.

We face risks from international sales and business activities

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2008, 2007 and 2006, international sales accounted for 38 percent, 39 percent and 45 percent, respectively, of our total revenue. We also manufacture certain products in Europe. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental controls;

•	restrictions on the export of critical technology;

•	trade restrictions;

•	difficulty in collecting receivables;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations; and

•	political and economic instability.

No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

Operating margins may be negatively impacted by a downturn in sales

Our expense levels are based, in part, on our expectations regarding future sales and these expenses are largely fixed, particularly in the short term. Some expenses, such as those related to research and development activities, would be maintained in the event of a sales downturn in order to maintain and enhance the long-term competitiveness of the Company. In addition, to enable us to promptly fill orders, we maintain inventories of finished goods, components and raw materials. As a result, we commit to considerable costs in advance of anticipated sales. Accordingly, we may not be able to reduce our costs in a timely manner to compensate for any unexpected shortfall between forecasted and actual sales. Any significant shortfall of sales may result in us carrying higher levels of inventories of finished goods, components and raw materials thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs.

Competition in the markets for thermal imaging equipment is intense and our failure to compete effectively could adversely affect our business

Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. Many of our competitors have greater financial, technical, research and development, and marketing resources than we do. All of these factors as well as the potential for increased competition from new competitors require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Dependence on sole source and limited source suppliers of components for our products exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue

We currently rely on a number of sole source and limited source suppliers to provide certain key components for our products. We have increased our internal sources of supply for certain critical components, in particular, cooled and uncooled infrared detectors, optics and optical coatings, and laser components, but we rely on sole or limited source third-party suppliers for other key components including laser designators and rangefinders, certain machined parts, optics, motors and electronic components. Many of these suppliers are small and we are often one of their most important customers. Our business, financial condition and results of operations could be materially and adversely affected in the event that we are unable to source certain of these components on a timely basis or if such components are defective or they do not otherwise meet our performance standards.

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

Our future success depends in part on attracting and retaining key senior management and qualified technical, sales and other personnel

Our future success depends in part on the efforts and continued services of our key executives and our ability to attract and retain qualified technical, sales and other personnel. Significant competition exists for such personnel and we cannot assure the retention of our key executives, technical and sales personnel or our ability to attract, integrate and retain other such personnel that may be required in the future. We cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations

We have made several acquisitions of various sizes during our history, including seven in the past six years. Our most recent acquisitions include Cedip Infrared Systems and Ifara Tecnologias, S. L. in 2008 and Extech Instruments Corporation in 2007. The integration of businesses, personnel, product lines and technologies is often difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

We frequently evaluate strategic opportunities available to us and it is possible that we will make additional acquisitions in the future. Such acquisitions may vary in size and complexity. Any future acquisitions are subject to the risks described above. Furthermore, we might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact our results and increase our financial risk, and the issuance of any additional equity securities could dilute our then existing shareholders’ ownership. No assurance can be given that we will realize anticipated benefits of any future acquisitions, or that any such acquisition or investment will not have a material adverse effect on our business, financial condition and results of operations.

We may experience impairment in the value of our tangible and intangible assets

Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2008, our intangible assets, including goodwill, totaled $281.9 million and represented 23 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.

We face risks from currency fluctuations

Historically, currency fluctuations have affected our operating results. Changes in the value of foreign currencies in which our sales or costs incurred are denominated have in the past caused, and could in the future cause, fluctuations in our operating results. We seek to reduce our exposure to currency fluctuations by denominating, where possible, our international sales in United States dollars. With respect to international sales denominated in United States dollars, a decrease in the value of foreign currencies relative to the United States dollar could make our products less price competitive.

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

We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments

Export licenses are required from United States government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. Recently, heightened government scrutiny of export licenses for products in our markets has resulted in lengthened review periods for our license applications. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and could have a material adverse effect on our business, financial condition and results of operations.

Our products may suffer from defects or errors leading to substantial damage or warranty claims

We include complex system designs and components in our products that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses including expenses arising from product liability and warranty claims, disrupt sales and affect our reputation and that of our products, which could have a material adverse effect on our business, financial condition and results of operations. We maintain product liability insurance but cannot be certain that it is adequate or will remain available on acceptable terms.

We have indebtedness as a result of the sale of our convertible notes and are subject to certain restrictive covenants under our credit facility which may limit our operational and financial flexibility

In June 2003, we issued $210 million of 3.0 percent senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, of which as of December 31, 2008, approximately $191.4 million aggregate principal amount of convertible notes were outstanding. On February 5, 2009, we commenced an exchange offer for any and all of the outstanding convertible notes. The offer was made pursuant to an Offer to Exchange and related documents, each dated February 5, 2009, and the completion of the offer is subject to conditions described in the offer documents. Holders who elect to exchange their notes in this offer and whose notes are accepted for exchange by us will receive 90.1224 shares of our common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer is scheduled to expire on March 9, 2009 unless extended by us. We are making this offer to reduce the amount of our outstanding debt and interest expense.

Additionally, we have a $300 million revolving credit agreement. The credit agreement contains financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum level of liquidity comprised of cash and undrawn/unutilized availability under the credit agreement. The credit agreement is collateralized by substantially all assets of the Company. As of December 31, 2008, there were no amounts borrowed and outstanding under the credit agreement. The credit agreement expires on October 6, 2011.

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

Changes in our effective tax rate may have an adverse effect on our results of operations

Our future effective tax rate may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

•	the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

Oregon law, our charter documents and our shareholder rights plan contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders

Other companies may seek to acquire or merge with us. An acquisition or merger of our Company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Articles of Incorporation and Bylaws, including our ability to issue preferred stock without further action by our shareholders, as well as provisions of Oregon law and our shareholder rights plan, may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our corporate headquarters in Wilsonville, Oregon. The location, approximate size and type of facility of our principal properties are as follows:

Location	Square Feet	Type of Facility
Wilsonville (Portland), Oregon(1)	154,000	Corporate headquarters, manufacturing, sales and service
Danderyd (Stockholm), Sweden(2)	165,000	Manufacturing, sales and service
North Billerica (Boston), Massachusetts(1)	133,000	Manufacturing, sales and service
Goleta (Santa Barbara), California(2)	137,000	Manufacturing, sales and service
Orlando, Florida(1)	82,000	Research and development
Bozeman, Montana(2)	32,000	Manufacturing and sales
Waltham (Boston), Massachusetts(2)	26,000	Sales and distribution
West Malling (London), United Kingdom(2)	15,000	Sales and service
Tallinn, Estonia(2)	15,000	Manufacturing
Croissy-Beaubourg (Paris), France(2)	14,000	Manufacturing, sales and service

(1)	Owned property
(2)	Leased property

The owned properties in Wilsonville and Orlando, and the leased facilities in Bozeman are used by the Government Systems business. The leased facilities in Waltham, Tallinn and Croissy-Beaubourg are locations for the Thermography business. The leased facilities in Goleta are used by the Commercial Vision Systems business. The leased facilities in Danderyd and West Malling and the owned property in North Billerica are used jointly by both the Thermography and Government Systems businesses.

Additionally, the Thermography business has leased sales and service facilities in Antwerp, Belgium; Frankfurt, Germany; Toronto, Canada; Paris, France; Milan, Italy; Hong Kong; Shanghai, China; Tokyo, Japan; Sao Paulo, Brazil; and Melbourne, Australia. The Government Systems business has a leased sales and service office in Dubai, United Arab Emirates. The Commercial Vision Systems business also has a leased sales office in Breda, Netherlands and a leased engineering office in Madrid, Spain.

We believe our properties are suitable for their intended use, adequate for our business needs and in good condition.

ITEM 3.	LEGAL PROCEEDINGS

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged that the Company is entitled to damages from various individual defendants on a variety of legal theories. On June 16, 2008, the court dismissed the complaint, but granted plaintiff leave to amend. On July 31, 2008, plaintiff filed an amended complaint asserting materially the same claims. Defendants moved to dismiss the amended complaint on multiple bases. On February 12, 2009, the court granted defendants’ motion to dismiss and on February 18, 2009, entered a judgment dismissing the amended complaint with prejudice. This ruling is subject to review on appeal.

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company has been traded on the NASDAQ Global Market (formerly the NASDAQ National Market System) since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low closing sales price for our common stock as reported on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market.

	2008		2007
	High	Low	High	Low
First Quarter	$33.15	$23.69	$17.96	$15.02
Second Quarter	41.38	28.72	23.12	17.71
Third Quarter	45.10	33.29	28.44	21.38
Fourth Quarter	39.21	24.63	36.35	28.19

At December 31, 2008, there were approximately 134 holders of record of our common stock and 141,386,874 shares outstanding. We have never paid cash dividends on our common stock. We intend to retain earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index, the S&P 400 Electronic Equipment & Instruments Index and the S&P 600 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2003, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
FLIR Systems, Inc.	$100.00	$174.77	$122.36	$174.41	$343.01	$336.22
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P MidCap 400 Index	100.00	116.48	131.11	144.64	156.18	99.59
S&P 400 Electronic Equipment & Instruments Index	100.00	79.11	86.42	102.21	128.37	95.59
S&P 600 Electronic Equipment & Instruments Index(1)	100.00	111.23	104.27	121.87	144.36	85.29

(1)	During 2008, the S&P 600 Electronic Equipment Manufacturers Index was renamed as the S&P 600 Electronic Equipment & Instruments Index.

During 2008, the Company was added to the S&P 500 Index. In addition, the Company was moved from the S&P 600 Electronic Equipment & Instruments Index to the S&P 400 Electronic Equipment & Instruments Index. In accordance with Securities and Exchange Commission rules, the Company is showing in the above graph the performance of both these indices and the indices that were included in last year’s performance graph.

The Company was also added to the NASDAQ-100 Index during 2008.

The following table summarizes our 2008 common stock repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2008 Under the Plans or Programs
March 1 to March 31, 2008	700,000	$25.42	700,000
September 1 to September 30, 2008	680,571	$33.71	680,571

Total	1,380,571	$29.51	1,380,571	10,442,629

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. As of December 31, 2008, we have repurchased 1,557,371 shares of our common stock under the February 2007 repurchase authorization by our Board of Directors pursuant to which we were authorized to repurchase up to 12.0 million shares of our outstanding common stock in the open market. The February 2007 repurchase authorization expired on February 7, 2009.

On February 4, 2009 our Board of Directors authorized us to repurchase up to 20.0 million shares of our outstanding common stock in the open market. This authorization will expire on February 4, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,076,974	$779,397	$575,000	$508,561	$482,651
Cost of goods sold	470,832	346,167	260,087	231,867	233,492

Gross profit	606,142	433,230	314,913	276,694	249,159
Operating expenses:
Research and development	89,964	72,458	60,584	51,514	45,796
Selling, general and administrative	231,687	168,940	117,374	99,227	95,605

Total operating expenses	321,651	241,398	177,958	150,741	141,401

Earnings from operations	284,491	191,832	136,955	125,953	107,758
Interest expense	8,987	10,230	8,956	7,922	8,092
Interest income	(7,397)	(5,619)	(3,352)	(2,644)	(475)
Other (income) expense, net	(11,986)	(3,932)	(1,260)	(1,549)	1,600

Earnings before income taxes	294,887	191,153	132,611	122,224	98,541

Income tax provision	91,154	54,442	31,715	31,459	27,897

Net earnings	$203,733	$136,711	$100,896	$90,765	$70,644

Net earnings per share:
Basic	$1.47	$1.02	$0.74	$0.65	$0.52

Diluted	$1.28	$0.89	$0.66	$0.58	$0.46

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$640,227	$494,606	$316,097	$316,335	$276,642
Total assets	1,243,907	1,024,316	798,148	689,423	622,446
Short-term debt	21	19,007	45,507	56	105
Long-term debt, excluding current portion	190,318	207,889	207,024	206,155	205,335
Total shareholders’ equity	840,062	623,275	398,752	356,981	303,498

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FLIR was founded in 1978, originally providing infrared imaging systems that were installed on vehicles for use in conducting energy audits. Later, we expanded our focus to other applications and markets for our technology, in particular, designing and selling stabilized thermal imaging systems for aircraft used by law enforcement. We have since grown substantially due to increasing demand for infrared products across a growing number of markets combined with the execution of a series of acquisitions. Today we are one of the world leaders in the design, manufacture and marketing of thermal imaging and stabilized camera systems for a wide variety of applications in the commercial, industrial and government markets, internationally as well as domestically.

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

Our Commercial Vision Systems business is focused on the development, manufacture and sale of generally lower cost uncooled products to emerging commercial markets where the primary requirement is to see at night or in adverse conditions. These markets are developing rapidly and include such uses as automotive night vision, recreational marine, firefighting, airborne law enforcement and commercial security. Commercial Vision Systems also sells camera cores, readout integrated circuits and other sub-components to OEMs in certain markets. Our infrared sensor business, which supplies both internal and external customers, is also part of Commercial Vision Systems. Vertical integration into infrared sensors provides us with the ability to design and produce infrared detectors, allowing us to reduce our costs and open new markets.

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

International revenue accounted for approximately 38 percent, 39 percent and 45 percent of our revenue in 2008, 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Sweden, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, Euro and Swedish Kroner. During the past three years, there were significant fluctuations in the values of the major currencies in which we conduct business, in particular, a weakening of the United States dollar against the Euro and the Swedish Kroner during 2006 and 2007 and a strengthening of the United States dollar against the Swedish Kroner during 2008. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations.

We experience fluctuations in orders and sales due to seasonal variations and customer sales cycles, such as the seasonal pattern of contracting by the United States and certain foreign governments, the frequent requirement by certain customers to take delivery of equipment prior to the end of December due to funding considerations, and the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration. Such events have resulted and could continue to result in certain fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

We design, market and sell our products primarily as commercial, off-the-shelf products. Many of our Government Systems and Commercial Vision Systems customers, particularly those who use our airborne systems, request different system configurations, based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate that the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after we have determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

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

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2008, our accounts receivable balance of $239.2 million is reported net of allowances for doubtful accounts of $1.3 million. We believe our reported allowances at December 31, 2008, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory.    As a designer and manufacturer of high technology infrared systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to record inventory write-downs when conditions exist that suggest that our inventories may be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2008, our inventories of $207.5 million are stated net of inventory write-downs of $21.3 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.

Goodwill.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the assets may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the applicable business divisions of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $225.7 million as of December 31, 2008.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $7.8 million at December 31, 2008 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes.    We record our deferred tax assets when the benefits are more likely than not to be recognized. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not likely to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2008, we have determined that no valuation allowance against our net deferred tax assets of $21.6 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

Results of Operations

The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	43.7	44.4	45.2

Gross profit	56.3	55.6	54.8
Operating expenses:
Research and development	8.4	9.3	10.5
Selling, general and administrative	21.5	21.7	20.5

Total operating expenses	29.9	31.0	31.0

Earnings from operations	26.4	24.6	23.8
Interest expense	0.8	1.3	1.6
Interest income	(0.7)	(0.7)	(0.6)
Other income, net	(1.1)	(0.5)	(0.3)

Earnings before income taxes	27.4	24.5	23.1
Income tax provision	8.5	7.0	5.6

Net earnings	18.9%	17.5%	17.5%

Years ended December 31, 2008, 2007 and 2006

Revenue.    Revenue for 2008 totaled $1,077.0 million, an increase of 38.2 percent over the $779.4 million revenue in 2007. Revenue from the Government Systems business segment increased 48.8 percent from $382.3 million in 2007 to $569.0 million in 2008. The increase was primarily due to an increase in unit sales across most of our product lines and an increase in the long-term program business. Thermography revenue increased $65.5 million, or 25.0 percent, from $261.8 million in 2007 to $327.3 million in 2008. Excluding revenue from Extech Instruments Corporation (“Extech”), acquired in the fourth quarter of 2007 and Cedip Infrared Systems (“Cedip”), acquired during the first quarter of 2008, Thermography revenue increased 5.1 percent in 2008 over 2007. The increase in 2008 was primarily due to increased unit sales in our T-Series™, i-Series™ and SC-Series™ product lines, offset by decreased unit sales in our P-Series™ and E-Series™ product lines. In addition, 2008 Thermography revenue was negatively impacted by the decline of the Swedish Kroner against the United States dollar during the fourth quarter of 2008. Revenue from the Commercial Vision Systems business segment increased 33.6 percent from $135.2 million in 2007 to $180.6 million in 2008. The increase in Commercial Vision Systems revenue was primarily due to an increase in unit sales across all major product lines of the segment.

During the second half of 2008, we also experienced the impact, particularly in our Thermography business, of the worldwide weakening of economic conditions. A continuation of those conditions could impact the revenue we generate in commercial markets, especially in our Thermography business.

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

International revenue in 2008 totaled $407.8 million, representing 37.9 percent of revenue. This compares with international revenue in 2007 which totaled $301.9 million, representing 38.7 percent of revenue and $259.9 million in 2006, representing 45.2 percent of revenue. While the sales mix between domestic and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to account for a significant portion of our total revenue on a long-term basis.

Gross profit.    Gross profit in 2008 was 56.3 percent of revenue, compared to 55.6 percent in 2007. The increase in gross profit as a percentage of revenue was primarily due to cost efficiencies realized by increased volumes in our Government Systems and Commercial Vision Systems manufacturing facilities, slightly offset by the lower gross profit percentage recognized at Extech and Cedip.

Gross profit in 2007 was 55.6 percent of revenue, compared to 54.8 percent of revenue in 2006. The increase in gross profit as a percentage of revenue was primarily due to cost efficiencies realized by increased volumes in our Government Systems and Commercial Vision Systems manufacturing facilities.

Cost of goods sold includes materials, labor and overhead costs incurred in the manufacturing of products and services sold in the period as well as warranty costs. Material costs include raw materials, purchased components and sub-assemblies, outside processing and inbound freight costs. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation, occupancy costs, and purchasing, receiving and inspection costs.

Research and development.    Research and development expenses were $90.0 million, or 8.4 percent of revenue, in 2008 compared to $72.5 million, or 9.3 percent of revenue, in 2007. Research and development expenses were $72.5 million, or 9.3 percent of revenue, in 2007 compared to $60.6 million, or 10.5 percent of revenue, in 2006. The increase in research and development expenses during the three year period was due to the continued investment in new product development in all business segments to enable future growth.

We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.

We have also incurred expenses associated with customer funded design and development contracts. Such expenses were $6.0 million in 2008, $8.9 million in 2007 and $11.6 million in 2006. These expenses are reported as cost of goods sold since the related funding is reported as revenue.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $231.7 million, or 21.5 percent of revenue, in 2008 compared to $168.9 million, or 21.7 percent of revenue, in 2007. Selling, general and administrative expenses were $168.9 million, or 21.7 percent of revenue, in 2007 compared to $117.4 million, or 20.5 percent of revenue in 2006. The increase in selling, general and administrative expenses from 2006 through 2008 was due to the continued growth in the business, including costs associated with new product launches and increased performance incentive and stock-based compensation costs.

During 2008 and 2007 we incurred significantly higher legal and accounting costs related to the investigation of our historical stock option practices and various other legal matters (See Note 12, “Contingencies,” of the Notes to the Consolidated Financial Statements). We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Interest expense.    Interest expense totaled $9.0 million, $10.2 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003, the amortization of costs related to the issuance of the notes and interest on short-term borrowings.

Interest income.    Interest income was $7.4 million, $5.6 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in interest income was primarily due to an increase in invested cash.

Other income, net.    We reported other income of $12.0 million, $3.9 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006. The other income is primarily currency gains on transactions denominated in currencies other than the functional currency in our European operations.

Income taxes.    Our income tax provision was $91.2 million, $54.4 million and $31.7 million in 2008, 2007 and 2006, respectively. The effective tax rates for 2008, 2007 and 2006 were 30.9 percent, 28.5 percent and 23.9 percent, respectively. The mix in taxable income between our United States and foreign operations impacted the income tax provisions in each of these years. Our effective tax rate is lower than the United States federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign tax credits and other federal and state tax credits.

At December 31, 2008, we had United States tax net operating loss carryforwards totaling approximately $2.6 million which expire in 2025. Additionally, we have federal tax credits available aggregating $0.5 million which expire in 2015.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefits described above be recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. Based on this guidance, we believe that the net deferred tax assets of $21.6 million reflected on the December 31, 2008 Consolidated Balance Sheet are realizable based on future forecasts of taxable income over a relatively short time horizon and therefore, we have not recorded a valuation allowance.

Liquidity and Capital Resources

At December 31, 2008, we had $289.4 million in cash and cash equivalents compared to $203.7 million at December 31, 2007. The increase in cash and cash equivalents was primarily due to cash provided from operations and the cash proceeds and tax benefits generated from the exercise of stock options, offset by business acquisitions, capital expenditures, repayments of borrowings under our credit agreement, the repurchase of our common stock and the negative impact of currency exchange rate changes on cash.

Cash provided by operating activities in 2008 totaled $218.3 million compared to $116.1 million in 2007. The increase in cash provided from operating activities was primarily due to an increase in net earnings and current liabilities, offset by increases in accounts receivable and inventories.

At December 31, 2008, we had accounts receivable in the amount of $239.2 million compared to $203.4 million at December 31, 2007. The increase of $35.8 million in the receivable balance was primarily due to the increase in revenue in the fourth quarter of 2008 compared to the fourth quarter of 2007.

At December 31, 2008, we had inventories of $207.5 million compared to $179.4 million at December 31, 2007. The increase in inventories was primarily due to an increase in purchases of materials to support business growth, increased backlog of orders and new product introductions.

Cash used for investing activities for the year ended December 31, 2008 totaled $114.0 million, primarily consisting of the acquisitions of Cedip and Ifara Tecnologias, S.L. and capital expenditures. Cash used for investing activities for the year ended December 31, 2007 totaled $87.5 million, primarily consisting of capital expenditures, principally for expansions and improvements in most of our manufacturing facilities, the purchase of equipment to be utilized in the fabrication of microbolometers at a third-party site, costs associated with the continued implementation of an enterprise resource planning system and the acquisition of Extech.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon our leverage ratio. The Eurodollar interest rate was 2.175 percent and the prime lending rate was 3.25 percent at December 31, 2008. These rates were 5.65 percent and 7.25 percent, respectively, at December 31, 2007. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At December 31, 2008 and 2007, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum level of liquidity comprised of cash and undrawn/unutilized availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2008, we had no amounts outstanding and had $19.0 million outstanding at December 31, 2007 under the Credit Agreement. We had $15.8 million and $6.6 million of letters of credit outstanding under the Credit Agreement at December 31, 2008 and 2007, respectively, which reduces the total available credit.

Our Sweden subsidiary has a 30 million Swedish Kroner (approximately $3.9 million) line of credit with an interest rate at 2.81 percent at December 31, 2008. At December 31, 2008, we had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

The convertible notes are eligible for conversion at the option of the note holders. As of December 31, 2008, notes with an aggregate principal amount of $18.6 million have been converted into 1.7 million shares of the Company’s common stock.

On February 5, 2009, we commenced an exchange offer for any and all of the outstanding convertible notes. The offer was made pursuant to an Offer to Exchange and related documents, each dated February 5, 2009, and the completion of the offer is subject to conditions described in the offer documents. Holders who elect to exchange their notes in this offer and whose notes are accepted for exchange by us will receive 90.1224 shares of our common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer is scheduled to expire on March 9, 2009. We are making this offer to reduce the amount of our outstanding debt and interest expense.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2008, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$191,474	$23	$19	$13	$191,419
Interest on long-term debt	82,789	5,743	11,485	11,485	54,076
Operating leases	29,045	8,831	12,410	5,873	1,931
Licensing rights	4,675	550	1,100	1,100	1,925
Post-retirement obligations	19,340	460	14,743	959	3,178

	$327,323	$15,607	$39,757	$19,430	$252,529

Principal and interest obligations on our long-term debt are based upon contractual maturities; however, we believe based upon the conversion and redemption features of our convertible notes that all of these notes will be extinguished by June 2010. Operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts.

We did not include $5.7 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of December 31, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates under the credit agreements impacts the interest that we incur and our cash flows. At December 31, 2008, no amounts were outstanding under our credit agreement; consequently, no sensitivity analysis is presented.

Our convertible notes carry interest at a fixed rate of 3.0 percent. For fixed rate debt, interest rate changes impact the fair value of the notes but do not impact earnings or cash flows. The fair value of the notes at December 31, 2008, was approximately $507.4 million compared to a carrying value of $190.3 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in the fair value would be approximately $50.7 million.

We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in foreign countries are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in foreign subsidiaries with functional currencies other than the United States dollar are considered long-term. We do not currently engage in forward currency exchange contracts or similar hedging activities to reduce our economic exposure to changes in exchange rates. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in foreign markets that could reduce demand for our products.

Our net investment in foreign subsidiaries, translated into United States dollars using the period-end exchange rates at December 31, was approximately $330.1 million and $295.7 million at December 31, 2008 and 2007, respectively. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $33.0 million and $29.6 million at December 31, 2008 and 2007, respectively. The increase in the potential loss in fair value is primarily due to the increase in the net investment of foreign subsidiaries. The Company has no plans to liquidate any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 27, 2009

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$1,076,974	$779,397	$575,000
Cost of goods sold	470,832	346,167	260,087

Gross profit	606,142	433,230	314,913
Operating expenses:
Research and development	89,964	72,458	60,584
Selling, general and administrative	231,687	168,940	117,374

Total operating expenses	321,651	241,398	177,958
Earnings from operations	284,491	191,832	136,955
Interest expense	8,987	10,230	8,956
Interest income	(7,397)	(5,619)	(3,352)
Other income, net	(11,986)	(3,932)	(1,260)

Earnings before income taxes	294,887	191,153	132,611
Income tax provision	91,154	54,442	31,715

Net earnings	$203,733	$136,711	$100,896

Net earnings per share:
Basic	$1.47	$1.02	$0.74

Diluted	$1.28	$0.89	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$289,442	$203,681
Accounts receivable, net	239,183	203,371
Inventories	207,487	179,366
Prepaid expenses and other current assets	59,824	58,056
Deferred income taxes, net	16,566	11,033

Total current assets	812,502	655,507
Property and equipment, net	122,304	120,873
Deferred income taxes, net	5,047	2,237
Goodwill	225,685	176,230
Intangible assets, net	56,174	52,819
Other assets	22,195	16,650

	$1,243,907	$1,024,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$19,000
Accounts payable	47,823	53,990
Deferred revenue	27,554	14,371
Accrued payroll and related liabilities	43,337	39,431
Accrued product warranties	7,826	6,594
Advance payments from customers	19,183	9,156
Accrued expenses	21,978	14,600
Other current liabilities	4,553	—
Accrued income taxes	—	3,752
Current portion of long-term debt	21	7

Total current liabilities	172,275	160,901
Long-term debt	190,318	207,889
Deferred income taxes	5,983	1,902
Accrued income taxes	5,697	4,295
Pension and other long-term liabilities	29,572	26,054

Commitments and contingencies (Notes 11 and 12)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2008 or 2007	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 141,387 and 136,770 shares issued at December 31, 2008 and 2007, respectively, and additional paid-in capital	262,509	197,508
Retained earnings	592,766	389,033
Accumulated other comprehensive (loss) earnings	(15,213)	36,734

Total shareholders’ equity	840,062	623,275

	$1,243,907	$1,024,316

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Total Shareholder’s Equity	Annual Comprehensive Earnings
	Shares	Amount
Balance, December 31, 2005	138,432	$212,226	$151,426	$(6,671)	$356,981
Net earnings for the year	—	—	100,896	—	100,896	$100,896
Income tax benefit of common stock options exercised	—	5,473	—	—	5,473	—
Repurchase of common stock	(9,391)	(119,053)	—	—	(119,053)	—
Common stock issued pursuant to stock-based compensation plans, net	2,630	16,619	—	—	16,619	—
Stock-based compensation expense	—	11,465	—	—	11,465	—
Other	—	(640)	—	—	(640)	—
Adjustment for the initial adoption of SFAS 158, net of tax	—	—	—	(1,270)	(1,270)	—
Change in minimum liability for pension plans, net of tax	—	—	—	341	341	341
Translation adjustment	—	—	—	27,940	27,940	27,940

Balance, December 31, 2006	131,671	126,090	252,322	20,340	398,752
Comprehensive earnings, year ended December 31, 2006						$129,177

Net earnings for the year	—	—	136,711	—	136,711	$136,711
Income tax benefit of common stock options exercised	—	18,085	—	—	18,085	—
Repurchase of common stock	(177)	(3,737)	—	—	(3,737)	—
Common stock issued pursuant to stock-based compensation plans, net	5,276	41,576	—	—	41,576	—
Stock-based compensation expense	—	15,490	—	—	15,490	—
Conversion of convertible debt	—	4	—	—	4	—
Change in minimum liability for pension plans, net of tax	—	—	—	(456)	(456)	(456)
Translation adjustment	—	—	—	16,850	16,850	16,850

Balance, December 31, 2007	136,770	197,508	389,033	36,734	623,275
Comprehensive earnings, year ended December 31, 2007						$153,105

Net earnings for the year	—	—	203,733	—	203,733	$203,733
Income tax benefit of common stock options exercised	—	27,350	—	—	27,350	—
Repurchase of common stock	(1,381)	(40,739)	—	—	(40,739)	—
Common stock issued pursuant to stock-based compensation plans, net	4,324	38,764	—	—	38,764	—
Stock-based compensation expense	—	21,151	—	—	21,151	—
Conversion of convertible debt	1,674	18,475	—	—	18,475	—
Change in minimum liability for pension plans, net of tax	—	—	—	(3,369)	(3,369)	(3,369)
Translation adjustment	—	—	—	(48,578)	(48,578)	(48,578)

Balance, December 31, 2008	141,387	$262,509	$592,766	$(15,213)	$840,062

Comprehensive earnings, year ended December 31, 2008						$151,786

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$203,733	$136,711	$100,896
Income items not affecting cash:
Depreciation and amortization	39,974	25,908	20,551
Disposal and write-offs of property and equipment	135	98	(113)
Deferred income taxes	(6,721)	1,735	(1,708)
Stock-based compensation arrangements	20,974	15,316	10,853
Other non-cash items	(104)	—	655
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(40,640)	(27,303)	(17,533)
Increase in inventories	(30,178)	(34,411)	(26,783)
(Increase) decrease in prepaid expenses and other current assets	(3,750)	(24,324)	1,307
Decrease (increase) in other assets	3,904	(829)	(128)
(Decrease) increase in accounts payable	(7,324)	9,879	4,905
Increase in deferred revenue	10,842	446	3,053
Increase in accrued payroll and other liabilities	28,176	12,297	6,495
Increase (decrease) in accrued income taxes	1,246	(5,155)	12,485
(Decrease) increase in pension and other long-term liabilities	(1,951)	5,735	220

Cash provided by operating activities	218,316	116,103	115,155

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(27,641)	(44,048)	(43,039)
Proceeds on sale of property and equipment	2	93	603
Business acquisitions, net of cash acquired	(78,762)	(41,981)	—
Other investments	(7,553)	(1,521)	(993)

Cash used by investing activities	(113,954)	(87,457)	(43,429)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Net (repayments) proceeds from credit agreement	(19,000)	(26,500)	45,500
Repayments of long-term debt, including current portion	(3,387)	(7)	(56)
Payment of financing fees	—	—	(1,620)
Repurchase of common stock	(40,739)	(3,737)	(119,053)
Proceeds from exercise of stock options	36,681	38,876	13,216
Proceeds from shares issued pursuant to Employee Stock Purchase Plan	5,382	3,919	3,403
Excess tax benefit of stock options exercised	23,676	14,594	3,551

Cash provided (used) by financing activities	2,613	27,145	(55,059)

Effect of exchange rate changes on cash	(21,214)	9,267	14,899

Net increase in cash and cash equivalents	85,761	65,058	31,566
Cash and cash equivalents, beginning of year	203,681	138,623	107,057

Cash and cash equivalents, end of year	$289,442	$203,681	$138,623

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

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

Reclassification

A reclassification of $5.2 million has been made from current deferred revenue to other long-term liabilities on the December 31, 2007 Consolidated Balance Sheet to properly classify the revenue that will be deferred for longer than one year. This reclassification had no impact on previously reported results of operations or shareholders’ equity.

Foreign currency translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at current exchange rates in effect at the balance sheet date while revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in accumulated other comprehensive earnings within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are included in the Consolidated Statements of Income as incurred.

The cumulative translation adjustment included in accumulated other comprehensive (loss) earnings is a loss of $9.0 million and a gain of $39.6 million at December 31, 2008 and 2007, respectively. Transaction gains and losses included in other income, net, are net gains of $12.9 million, $2.9 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Revenue recognition—(Continued)

Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) undelivered at the end of a reporting period, the Company recognizes revenue for the delivered elements only after it has determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

Cost of goods sold

Cost of goods sold includes materials, labor and overhead costs incurred in the manufacturing of products and services sold in the period as well as warranty costs. Material costs include raw materials, purchased components and sub-assemblies, outside processing and inbound freight costs. Labor and overhead costs consist of direct and indirect manufacturing costs, including wages and fringe benefits, operating supplies, depreciation, occupancy costs, and purchasing, receiving and inspection costs.

Research and development

Expenditures for research and development activities are expensed as incurred.

Cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2008 and 2007 were $205.7 million and $27.9 million, respectively.

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

Demonstration units

The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $20.4 million and $19.9 million at December 31, 2008 and 2007, respectively.

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

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $7.3 million, $5.7 million and $3.6 million, respectively.

Cost-basis investments

The Company has four private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. The carrying value of those investments at December 31, 2008 and 2007 was $8.9 million and $1.6 million, respectively. The investments are included in other assets in the Consolidated Balance Sheets.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Earnings per share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, assumed issuance of unvested restricted stock awards and from the assumed conversion of the convertible notes. The number of additional shares from the assumed exercise of stock options is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The conversion of the convertible notes is assumed to have taken place as of the date that the convertible notes were issued. In addition, net earnings used for purposes of computing diluted earnings per share is net earnings adjusted for interest costs of the convertible notes, net of statutory tax, as if the conversion had taken place as of the date that the convertible notes were issued.

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2008	2007	2006
Numerator for earnings per share:
Net earnings, as reported	$203,733	$136,711	$100,896
Interest associated with convertible notes, net of tax	4,417	4,426	4,377

Net earnings available to common shareholders—diluted	$208,150	$141,137	$105,273

Denominator for earnings per share:
Weighted average number of common shares outstanding	138,490	134,244	135,691
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	5,591	6,071	4,938
Assumed conversion of convertible notes	18,820	18,926	18,926

Diluted shares outstanding	162,901	159,241	159,555

For the year ended December 31, 2007, there were no stock options excluded. The effect of stock options for the years ended December 31, 2008 and 2006 that aggregated 9,000 and 4,629,000 have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash paid for:
Interest	$7,108	$8,236	$7,506
Taxes	$83,644	$58,401	$19,004
Non-cash transactions:
Conversion of convertible notes to common stock	$18,577	$4	$—

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for restricted stock unit awards which are valued at the fair market value of the Company’s common stock on the date of grant. The Company recognizes the compensation expense for time-based options and restricted stock unit awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized over the vesting period of the applicable tranche because each tranche is independent of the others and if the performance criteria in a particular year are not met, the related tranche does not vest.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of goods sold	$2,721	$2,124	$1,202
Research and development	4,882	4,033	3,083
Selling, general and administrative	13,371	9,159	6,568

Stock-based compensation expense before income taxes	20,974	15,316	10,853
Income tax benefit	(5,589)	(3,286)	(2,317)

Total stock-based compensation expense after income taxes	$15,385	$12,030	$8,536

As of December 31, 2008 and 2007, stock-based compensation costs of $963,000 and $786,000, respectively, were capitalized in inventory. As of December 31, 2008, the Company had approximately $29.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.9 years.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the years ended December 31, 2008, 2007 and 2006 reported above was estimated with the following weighted-average assumptions:

	2008	2007	2006
Stock Option Awards:
Risk-free interest rate	2.8%	4.6%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	4.1 years	3.6 years	2.6 years
Expected volatility	40.8%	39.0%	39.9%
Employee Stock Purchase Plan:
Risk-free interest rate	1.4%	4.6%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	56.0%	36.2%	40.1%

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2008, all stock options granted were performance-based options and in 2007 and 2006, approximately 80 percent of stock options granted were performance-based options and approximately 20 percent were time-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Stock Option Awards:
Weighted average grant date fair value per share	$12.25	$7.23	$3.77
Total fair value of awards granted	$7,175	$5,738	$9,921
Total fair value of awards vested	$8,243	$7,040	$5,232
Total intrinsic value of options exercised	$93,023	$76,447	$15,883
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$34.31	$21.17	$12.56
Total fair value of awards granted	$18,981	$14,178	$12,474
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$10.48	$7.12	$3.65
Total fair value of shares estimated to be issued	$2,073	$1,467	$1,196

The total amount of cash received from the exercise of stock options in the years ended December 31, 2008, 2007 and 2006 was $36.7 million, $38.9 million and $13.2 million, respectively, and the related tax benefit realized from the exercise of the stock options was $27.4 million and $18.1 million and $5.5 million, respectively.

The Company elected to adopt the “long-haul” method to calculate the historical pool of windfall tax benefits, which calculates on a grant by grant basis, the windfall or excess tax benefit that arose upon the exercise of each stock option, based on a comparison to the total tax deduction to the “as-if” deferred tax asset that would have been recorded had the Company followed the recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” since its effective date of January 1, 2006. Additionally, the Company elected to adopt the “tax-law ordering” method of measuring the timing in which tax deductions on stock option exercises should be recognized in the consolidated financial statements.

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

Concentration of risk—(Continued)

A substantial portion of the Company’s revenue is derived from sales to United States and foreign government agencies (see Note 17). The Company also purchases certain key components from sole or limited source suppliers.

The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and instruments in which it invests, and adjusts its investment balances to mitigate the risk of principal loss.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, recoverability of deferred tax assets, impairment of goodwill and other long-lived assets, loss contingencies and adequacy of warranty accruals. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.

Accumulated other comprehensive (loss) earnings

Accumulated other comprehensive (loss) earnings includes cumulative translation adjustments and changes in minimum liability for pension plans. Foreign currency translation adjustments included in comprehensive income were not tax affected as investments in international affiliates are deemed to be indefinite in duration.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application. The Company is currently assessing the impact this pronouncement will have on its financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Fair Value of Financial Instruments

Cash equivalents at December 31, 2008 and 2007 were $205.7 and $27.9 million, respectively. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” The Company does not have any other financial assets or liabilities that are measured at fair value.

The carrying amount of accounts receivable, accounts payable and accrued payroll and related liabilities approximates the fair value of those instruments due to their short-term nature. The fair value of the convertible notes included in long-term debt is estimated based on quoted market prices of the convertible notes. At December 31, 2008, the fair value of the convertible notes was approximately $507.4 million.

Note 3.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Allowance for doubtful accounts, beginning of year	$1,327	$1,602	$1,348
Charges to costs and expenses	678	7	133
Write-offs of uncollectible accounts, net of recoveries	(527)	(375)	(54)
Currency translation adjustments	(184)	93	175

Allowance for doubtful accounts, end of year	$1,294	$1,327	$1,602

Note 4.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw material and subassemblies	$129,108	$141,521
Work-in-progress	40,325	25,885
Finished goods	38,054	11,960

	$207,487	$179,366

Note 5.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2008	2007
Land	—	$7,060	$7,060
Buildings	30 years	33,585	34,025
Machinery and equipment	3 to 5 years	102,651	88,971
Office equipment and other	3 to 7 years	65,554	70,834

		208,850	200,890
Less accumulated depreciation		(86,546)	(80,017)

		$122,304	$120,873

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Property and Equipment—(Continued)

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $23.1 million, $17.3 million and $12.5 million, respectively.

Note 6.	Goodwill

During the year ended December 31, 2008, the Company recorded goodwill in connection with its acquisitions of Cedip Infrared Systems (“Cedip”) and Ifara Tecnologias, S.L. (“Ifara”) (see Note 18). In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews its goodwill for impairment annually, or more frequently, if there is a triggering event. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of the reporting units, the Company relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return and are analyzed within the boundary of the overall market capitalization of the Company. Under the Market Approach, the fair value of the business is based on forecasted earnings multiplied by an average earnings multiplier of a group of the Company’s peers and compared to the carrying value of the goodwill.

As of June 30, 2008, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2008, there have been no triggering events that would require an updated impairment review.

The carrying value of goodwill by reporting segment and the activity for 2007 and 2008 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Total
Balance, December 31, 2006	$8,295	$47,658	$103,849	$159,802
Goodwill from acquisitions	—	15,624	—	15,624
Currency translation adjustments	—	916	—	916
Other activity	—	—	(112)	(112)

Balance, December 31, 2007	8,295	64,198	103,737	176,230
Goodwill from acquisitions	5,548	44,911	7,593	58,052
Currency translation adjustments	(1,041)	(6,138)	(716)	(7,895)
Other activity	—	(658)	(44)	(702)

Balance, December 31, 2008	$12,802	$102,313	$110,570	$225,685

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2008	2007
Product technology	9 years	$38,375	$30,070
Customer relationships	8 years	42,602	35,301
Trademarks and tradename portfolios	14 years	8,431	7,987
Other	1 year	2,827	90

Acquired identifiable intangibles		92,235	73,448
Less accumulated amortization		(38,604)	(24,164)

Net acquired identifiable intangibles		53,631	49,284

Patents and trademarks	17 years	3,728	5,315
Less accumulated amortization		(2,449)	(3,491)

Net patents and trademarks		1,279	1,824

Cooperation agreement and other	10 years	3,678	3,809
Less accumulated amortization		(2,414)	(2,098)

Net cooperation agreement and other		1,264	1,711

		$56,174	$52,819

During the year ended December 31, 2008, identifiable intangible assets of $16.6 million were acquired as part of the acquisition of Cedip and $3.5 million were acquired as part of the Ifara acquisition (see Note 18).

The aggregate amortization expense recorded in 2008, 2007 and 2006 was $16.8 million, $8.6 million and $8.1 million, respectively. The estimated future aggregate amortization expense for the years ending December 31, 2009 through 2013 is approximately (in thousands):

2009	$11,921
2010	11,878
2011	7,410
2012	7,103
2013	6,663

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment whenever a triggering event occurs. The Company continually monitors for events and changes in circumstances that could indicate that the carrying amounts of the Company’s intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through their expected future cash flows. If the future undiscounted cash flows are determined to be less than the carrying amount of the intangible assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in the years ended December 31, 2008, 2007 and 2006.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Credit Agreements

On October 6, 2006, the Company signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting the Company and certain designated subsidiaries to borrow in Euro, Kroner, Sterling and other agreed upon currencies. Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 2.175 percent and the prime lending rate was 3.25 percent at December 31, 2008. These rates were 5.65 percent and 7.25 percent, respectively, at December 31, 2007. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.175 percent to 0.325 percent. At December 31, 2008 and 2007, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum level of liquidity comprised of cash and undrawn/unutilized availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At December 31, 2008, the Company had no amounts outstanding and had $19.0 million outstanding at December 31, 2007 under the Credit Agreement. The Company had $15.8 million and $6.6 million of letters of credit outstanding under the Credit Agreement at December 31, 2008 and 2007, respectively, which reduces the total available credit.

The Company, through its Sweden subsidiary, has a 30 million Swedish Kroner (approximately $3.9 million) line of credit with an interest rate at 2.81 percent at December 31, 2008. At December 31, 2008, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Swedish subsidiary and is subject to automatic renewal on an annual basis.

Note 9.	Accrued Product Warranties

The Company generally provides a twelve month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
Accrued product warranties, beginning of year	$6,594	$5,174
Amounts paid for warranty services	(9,016)	(7,573)
Warranty provisions for products sold	10,248	8,993

Accrued product warranties, end of year	$7,826	$6,594

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Convertible notes	$191,419	$209,996
Issuance cost of the convertible notes	(1,131)	(2,117)
Other long-term debt	30	10

	$190,318	$207,889

In June 2003, the Company issued $210 million of 3.0 percent senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of the Company’s common stock at a conversion rate of 90.1224 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. The Company may redeem for cash all or part of the notes on or after June 8, 2010.

Debt issuance costs are capitalized and amortized over the term of the underlying agreements. These costs are being amortized until the date that the convertible notes are first redeemable in June 2010 and are included in interest expense. The unamortized balance of such costs is shown as a reduction to the carrying amount of the convertible notes.

The Company’s convertible notes are eligible for conversion at the option of the note holders. As of December 31, 2008, notes with an aggregate principal amount of $18.6 million have been converted into 1.7 million shares of the Company’s common stock.

Note 11.	Commitments

The Company leases some of its primary facilities under various operating leases that expire in 2009 through 2017. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $10.5 million, $8.5 million and $7.5 million, respectively.

The future minimum obligations under all non-cancelable leases, net of sublease income of $123,000 in 2009, are as follows (in thousands):

Operating Leases
2009	$8,708
2010	7,501
2011	4,909
2012	4,411
2013	1,462
Thereafter	1,931

Total minimum payments	$28,922

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. On June 16, 2008, the court dismissed the complaint, but granted plaintiff leave to amend. On July 31, 2008, plaintiff filed an amended complaint asserting materially the same claims. Defendants moved to dismiss the amended complaint on multiple bases. On February 12, 2009, the court granted defendants’ motion to dismiss and on February 18, 2009, entered a judgment dismissing the amended complaint with prejudice. This ruling is subject to review on appeal.

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

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$199,925	$118,098	$64,606
Foreign	94,962	73,055	68,005

	$294,887	$191,153	$132,611

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes—(Continued)

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current tax expense:
Federal	$72,766	$37,604	$17,839
State	7,145	884	1,405
Foreign	17,298	14,536	21,110

	97,209	53,024	40,354

Deferred tax expense (benefit):
Federal	(5,965)	(341)	(641)
State	109	1,690	761
Foreign	(199)	69	(8,759)

	(6,055)	1,418	(8,639)

Total provision	$91,154	$54,442	$31,715

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2008	2007
Allowance for doubtful accounts	$326	$251
Accrued product warranties	1,972	1,571
Inventory basis differences	7,586	6,406
Accrued liabilities	5,175	3,167
Deferred revenue	2,156	—
Other	(649)	(362)

Net current deferred tax assets	$16,566	$11,033

Net operating loss carryforwards	$905	$1,694
Credit carryforwards	538	2,301
Domestic depreciation	(6,030)	(4,377)
Supplemental Executive Retirement Plan	6,489	4,275
Stock-based compensation	6,370	3,749
Intangibles	(8,134)	(9,924)
Deferred revenue	3,617	3,746
Other	1,292	773

Net long-term deferred tax assets	$5,047	$2,237

Foreign net operating loss recapture (Belgium)	$(550)	$(726)
Foreign depreciation	(738)	(892)
Foreign stock-based compensation	874	793
Foreign social costs	(1,425)	(2,262)
Foreign statutory reserves	(2,594)	—
Foreign intangibles	(3,307)	—
Foreign other	574	—
Foreign pension	214	210
Foreign net operating loss carryforwards	969	975

Long-term deferred tax liabilities	$(5,983)	$(1,902)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2008	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(6.5)	(7.5)	(7.9)
Federal and state income tax credits	(1.2)	(1.4)	(2.7)
State taxes	1.9	1.4	1.8
Non-deductible expenses	1.5	1.3	1.9
Recognition of foreign tax credits	—	—	(2.7)
Other	0.2	(0.3)	(1.5)

Effective tax rate	30.9%	28.5%	23.9%

At December 31, 2008, the Company had United States tax net operating loss carryforwards totaling approximately $2.6 million which expire in 2025. Additionally, the Company has federal tax credits available aggregating $0.5 million which expire in 2015.

The tax benefits described above are recorded as an asset when the benefits are more likely than not to be recognized. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. The Company believes that the net deferred tax assets of $21.6 million reflected on the December 31, 2008 Consolidated Balance Sheet, are realizable based on future forecasts of taxable income over a relatively short time horizon and has not recorded a valuation allowance. The Company may be required to record a valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

United States income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries, as the Company currently intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2008, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $286.0 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). As a result of applying the provisions of FIN 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to retained earnings as of January 1, 2007. In addition, the Company reclassified certain tax liabilities for unrecognized tax benefits, as well as potential penalties and interest, from current liabilities to long-term liabilities. The unrecognized tax benefits at December 31, 2008 relate to the United States jurisdiction.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes—(Continued)

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$4,276	$5,995
Increases related to current year tax positions	1,333	2,971
Increases related to prior year tax positions	19	871
Decreases related to prior year tax positions	(112)	(4,253)
Reclassification to income tax receivable	181	(1,308)

Balance, end of year	$5,697	$4,276

As of December 31, 2008, the Company had approximately $5.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Over the next twelve months, the Company expects to have increases to its unrecognized tax benefits consistent with prior year increases, including increases for interest and penalties. The Company does not expect unrecognized tax benefits to decrease significantly over the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company had $493,000 of accrued interest ($323,000 net of federal and state benefits) related to uncertain tax positions that is recorded as long-term accrued income taxes on the Consolidated Balance Sheet.

The Company files United States, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	1999 – 2007
State of Oregon	1999 – 2007
State of Massachusetts	2002 – 2007
State of California	2003 – 2007
Sweden	2002 – 2007
United Kingdom	2006 – 2007
Germany	2003 – 2007

Note 14.	Capital Stock

On June 2, 1999, the Board of Directors approved a Shareholder Rights Plan, amended June 5, 2003 and November 4, 2004, which provided for the issuance of one right for each share of outstanding common stock. The Company has reserved 300,000 shares of its Series A Junior Participating Preferred Stock under this plan. The rights will become exercisable only in the event that an acquiring party acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces a tender or exchange offer, the consummation of which would result in beneficial ownership by that party of 15 percent or more of the Company’s outstanding common stock. Each right entitles the holder to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock with economic terms similar to that of one share of the Company’s common stock at a purchase price of $225.00, subject to adjustment. The Company will generally

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Capital Stock—(Continued)

be entitled to redeem the rights at $0.01 per right at any time on or prior to the tenth day after an acquiring person has acquired beneficial ownership of 15 percent or more of the Company’s common stock. If an acquiring person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock and the Company does not redeem or exchange the rights, each right not beneficially owned by the acquiring person or group will entitle its holder to purchase, at the rights’ then current exercise price, that number of shares of common stock having a value equal to two times the exercise price. The rights expire on June 2, 2009 if not previously redeemed, exchanged or exercised.

Note 15.	Stock-based Compensation

Stock Incentive Plans

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) granted under three plans: the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) and the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Prior to January 1, 2006, all stock options granted were time-based with vesting schedules ranging from immediate vesting to vesting over three years and generally expire ten years from the grant date. The Company has discontinued issuing option awards out of the 1992 Plan and the 1993 Plan, but previously granted options under those plans remain outstanding until their expiration.

During 2006, the Company also began granting performance-based options and time-based restricted stock unit awards. The vesting of performance-based options is contingent upon meeting certain diluted earnings per share growth targets in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Restricted stock unit awards generally vest over a three year period. Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.

The Company also has stock options that it issued as replacement options in connection with the acquisition of Indigo Systems Corporation in 2004.

Information with respect to stock option activity for 2008 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	12,475	$11.26	5.7
Granted	590	34.31
Exercised	(3,836)	9.74
Forfeited	(11)	12.47

Outstanding at December 31, 2008	9,218	$13.34	5.7	$161,932

Exercisable at December 31, 2008	7,517	$11.53	5.1	$144,192

Vested and expected to vest at December 31, 2008	9,133	$13.27	5.7	$161,045

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation—(Continued)

Stock Incentive Plans—(Continued)

Included in the number of options outstanding at December 31, 2008 are 2,758,000 performance-based options.

Information with respect to restricted stock unit activity for 2008 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	1,287	$16.77
Granted	553	34.31
Vested	(462)	16.90
Forfeited	(22)	23.29

Outstanding at December 31, 2008	1,356	$23.98

As of December 31, 2008, there are 14,126,000 shares of common stock reserved for future issuance under all of the stock incentive plans.

Employee Stock Purchase Plan

Additionally, the Company adopted an Employee Stock Purchase Plan in January 1999 (the “1999 ESPP”) which allowed employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The 1999 ESPP expired in January 2009. On February 4, 2009, the Company’s Board of Directors approved a new employee stock purchase plan for submission to the Company’s shareholders in connection with the 2009 Annual Meeting of Shareholders. The proposed plan incorporates substantially the same terms and conditions as the 1999 ESPP.

There were 191,000 shares issued under the 1999 ESPP during 2008 and 8,625,000 shares remain available at December 31, 2008 for future issuance. Shares issued for 1999 ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $4.0 million, $3.6 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.

In accordance with SFAS 158, the Company has recorded the minimum pension liability to other comprehensive (loss) earnings and the estimated benefit to be paid in 2009 has been reported in other current liabilities. The measurement date used for the pension plans is December 31.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

Amounts recognized in accumulated other comprehensive (loss) earnings during the years ended December 31, 2008, 2007 and 2006, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net (loss) earnings	$(2,340)	$(574)	$62
Prior service cost	(989)	141	(982)
Transition obligation	(40)	(24)	(9)

	$(3,369)	$(457)	$(929)

Components of accumulated other comprehensive (loss) earnings related to the Company’s pension plans as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Net loss	$(4,427)	$(2,088)
Prior service cost	(1,830)	(841)
Transition obligation	53	94

	$(6,204)	$(2,835)

The amortization of the transition obligation recognized in net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 are $43,000, $42,000 and $38,000, respectively.

A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at January 1	$15,718	$14,437
Service costs	153	221
Interest costs	820	747
Actuarial loss	4,122	951
Benefits paid	(357)	(977)
Plan amendments to SERP	1,832	—

Foreign currency exchange changes	(1,051)	339

Benefit obligation at December 31	$21,237	$15,718

Fair value of plan assets at December 31	$—	$—

Unfunded status at December 31	$21,237	$15,718

Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$309	$321
Non-current liabilities	20,928	15,397

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2008	2007
Net periodic benefit cost:
SERP:
Discount rate	5.75%	5.75%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	3.20%	4.30%
Funded status and projected benefit obligation:
SERP:
Discount rate	5.75%	5.75%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	3.20%	4.30%

The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.

A pension liability of $9.8 million and $4.4 million as of December 31, 2008 and 2007, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.

Benefits expected to be paid under the plans are approximately (in thousands):

2009	$335
2010	14,135
2011	358
2012	352
2013	357
Five years thereafter	1,833

$17,370

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Service costs	$153	$221	$215
Interest costs	820	747	746
Net amortization and deferral	366	268	407

Net periodic pension costs	$1,339	$1,236	$1,368

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive (loss) earnings during the year ending December 31, 2009 are as follows (in thousands):

Year Ending December 31, 2009
Net loss	$375
Net prior service cost	300
Net transition amount	(27)

$648

Note 17.	Operating Segments and Related Information

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

The Government Systems and Commercial Vision Systems markets are both comprised of applications focused on providing enhanced vision capabilities utilizing infrared energy and in the case of many Government System products, additional sensor technologies such as visible cameras, low light cameras and lasers.

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

The accounting policies of each of the segments are the same. The Company’s Chief Operating Decision Maker evaluates the performance of each segment based upon its revenue and earnings from operations. On a consolidated basis, these amounts represent revenue and earnings from operations as represented in the Consolidated Statements of Income. Other consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes. Intersegment revenues are recorded at an estimated arms length basis and are eliminated in consolidation.

Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue—External Customers:
Government Systems	$569,028	$382,347	$258,436
Thermography	327,324	261,831	219,218
Commercial Vision Systems	180,622	135,219	97,346

	$1,076,974	$779,397	$575,000

Revenue—Intersegments:
Government Systems	$30,170	$26,362	$11,263
Thermography	8,698	—	—
Commercial Vision Systems	22,433	25,524	26,082
Eliminations	(61,301)	(51,886)	(37,345)

	$—	$—	$—

Earnings (loss) from operations:
Government Systems	$233,803	$132,815	$69,969
Thermography	70,471	73,187	71,183
Commercial Vision Systems	37,493	26,761	17,744
Other	(57,276)	(40,931)	(21,941)

	$284,491	$191,832	$136,955

	December 31,
	2008	2007
Segment assets (accounts receivable and inventories):
Government Systems	$273,821	$200,340
Thermography	112,728	131,807
Commercial Vision Systems	60,121	50,590

	$446,670	$382,737

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$669,215	$477,502	$315,088
Europe	239,438	173,706	167,025
Other foreign	168,321	128,189	92,887

	$1,076,974	$779,397	$575,000

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

Revenue and Long-Lived Assets by Geographic Area—(Continued)

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2008	2007
United States	$318,183	$315,846
Europe	105,813	47,671
Other	2,362	3,055

	$426,358	$366,572

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States government	$441,818	$304,909	$183,727

Note 18.	Business Acquisitions

In 2008, the Company acquired 99.9 percent of the outstanding common stock of Cedip Infrared Systems (“Cedip”), a provider of infrared cameras and stabilized gimbaled systems. The Company acquired the Cedip common stock for a purchase price of approximately $95.8 million, including professional fees and other costs directly associated with the acquisition. The Company has recorded $16.6 million of identifiable intangible assets and $50.5 million of goodwill. $13.2 million of the identifiable intangible assets and $44.9 million of goodwill has been recorded in the Company’s Thermography business segment. $2.4 million of the identifiable intangible assets and $5.5 million of goodwill has been recorded in the Government Systems business segment. $1.0 million of the identifiable intangible assets have been recorded in the Commercial Vision Systems business segment. The allocation of the purchase price is as follows (in thousands):

Cash	$27,132
Assets	15,690
Liabilities	(9,213)

Net tangible assets	33,609
Identifiable intangible assets	16,580
Deferred tax liabilities, net	(4,887)
Goodwill	50,459

Purchase price	$95,761

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions—(Continued)

On April 8, 2008, the Company acquired 100 percent of the stock of Ifara Tecnologias, S.L. (“Ifara”), a provider of middleware and client application software used to create sensor networks, for approximately $11.2 million in cash. The Company has recorded $3.5 million of identifiable intangible assets and $7.6 million of goodwill in the Commercial Vision Systems business segment. The allocation of the purchase price is as follows (in thousands):

Cash	$1,038
Assets	482
Liabilities	(407)

Net tangible assets	1,113
Identifiable intangible assets	3,521
Deferred tax liabilities, net	(1,056)
Goodwill	7,593

Purchase price	$11,171

The operating results of these acquisitions are included in the Company’s results of operations since their respective dates of acquisition. The goodwill recognized on both the Cedip and Ifara acquisitions are not deductible for United States tax purposes.

These acquisitions are not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

Note 19.	Repurchase of Company Stock

In February 2006 and February 2007, the Company’s Board of Directors authorized the repurchase of up to 10.0 million shares and 12.0 million shares, respectively, of the Company’s outstanding shares of common stock in the open market. The February 2006 authorization expired in February 2007 and the February 2007 authorization expired in February 2009. Under these authorizations, the Company has repurchased 1,381,000 shares for a total of $40.7 million, 177,000 shares for a total of $3.7 million and 9,391,000 shares for a total of $119.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. On February 4, 2009, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares during the 24 month period commencing on that date.

Note 20.	Subsequent Event

On February 5, 2009, the Company commenced an exchange offer for any and all of its outstanding convertible notes. Holders who elect to exchange their notes in this offer and whose notes are accepted for exchange by the Company will receive 90.1224 shares of the Company’s common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer is scheduled to expire on March 9, 2009.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2008
Revenue	$236,906	$260,978	$276,740	$302,350
Gross profit	130,795	146,614	155,262	173,471
Net earnings	37,334	45,443	55,633	65,323
Net earnings per share:
Basic	$0.27	$0.33	$0.40	$0.47
Diluted	$0.24	$0.29	$0.35	$0.41

2007
Revenue	$161,363	$184,296	$191,104	$242,634
Gross profit	89,822	99,146	107,023	137,239
Net earnings	26,264	29,085	34,765	46,597
Net earnings per share:
Basic	$0.20	$0.22	$0.26	$0.34
Diluted	$0.18	$0.19	$0.22	$0.30

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited FLIR System, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. The Code of Ethics is publicly available on the Company’s website (www.flir.com) in the Governance area of the Investor Relations segment of the website. None of the material on the Company’s website is part of this Annual Report. If there is any waiver from any provision of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties, the Company will disclose the nature of such waiver on its website.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements are included in Item 8 above.

(a)(2) Financial Statement Schedules

No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Number	Description
3.1	Second Restated Articles of Incorporation of FLIR Systems, Inc., as amended through May 12, 2008.

3.2	Second Restated Bylaws of FLIR Systems, Inc., as amended through December 18, 2007.

4.1	Rights Agreement dated as of June 2, 1999 (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 8-A filed on June 11, 1999).

4.2	Amendment No. 1 to Rights Agreement between FLIR Systems, Inc. and Mellon Investor Services LLC dated June 5, 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report filed on August 8, 2003).

4.3	Amendment No. 2 to Rights Agreement by and between FLIR Systems, Inc. and Mellon Investor Services LLC dated as of November 4, 2004 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2004).

4.4	Indenture between FLIR Systems, Inc. and J.P. Morgan Trust Company N.A. dated June 11, 2003 (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on August 8, 2003).

4.5	Form of $175,000,000 3% Senior Convertible Notes Due 2023 dated June 11, 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report filed on August 8, 2003).

4.6	Form of $35,000,000 3% Senior Convertible Notes Due 2023 dated June 17, 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report filed on August 8, 2003).

4.7	Resale Registration Rights Agreement among FLIR Systems, Inc., J.P. Morgan Securities Inc., and Banc of America Securities LLC dated June 11, 2003 (incorporated by reference to Exhibit 4.5 to the Quarterly Report filed on August 8, 2003).

10.1	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.3	Amended and Restated 1999 Employee Stock Purchase Plan, amended as of June 4, 2002 (incorporated by reference to Exhibit 10.28 to Form 10-Q filed August 6, 2002).(1)

10.4	Purchase Agreement among FLIR Systems, Inc. and J.P. Morgan Securities Inc. and Banc of America Securities LLC dated June 6, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2003).

10.5	Purchase and Sale Agreement by and between FLIR Systems, Inc. and Mentor Graphics Corporation dated November 5, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2004).

Number	Description
10.6	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 4, 2005).(1)

10.7	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

10.8	Lease Agreement by and among FLIR Systems AB and AB Skutkrossen & Co. KB dated July 1, 2004 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 4, 2005).

10.9	Form of Change in Control Agreement dated as of May 8, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2006).(1)

10.10	Form of Amendment to Change of Control Agreement Dated May 8, 2006, dated as of March 14, 2007 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.11	Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, certain subsidiaries of FLIR Systems, Inc as subsidiary guarantors, Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and the Other Lenders identified therein dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2006).

10.12	First amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, certain subsidiaries of FLIR Systems, Inc as subsidiary guarantors, Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and the Other Lenders identified therein dated as of March 9, 2007.

10.13	Second amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, certain subsidiaries of FLIR Systems, Inc as subsidiary guarantors, Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and the Other Lenders identified therein dated as of October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 7, 2008).

10.14	FLIR Systems, Inc. 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.15	Form of 2007 Executive Bonus Plan Performance Award Agreement dated as of March 14, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.16	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007.) (1)

10.17	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007.) (1)

10.18	Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of February 27, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2008).(1)

10.19	Executive Employment Agreement between FLIR Systems, Inc. and Stephen M. Bailey dated as of February 27, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2008).(1)

10.20	FLIR Systems, Inc Supplemental Executive Retirement Plan, as amended and restated on October 22, 2008. (1)

Number	Description
21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2009.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ STEPHEN M. BAILEY
Stephen M. Bailey Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/s/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ STEPHEN M. BAILEY Stephen M. Bailey	Sr. Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ JOHN D. CARTER John D. Carter	Director

/s/ WILLIAM W. CROUCH William W. Crouch	Director

/s/ JOHN C. HART John C. Hart	Director

/s/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/s/ MICHAEL T. SMITH Michael T. Smith	Director

/s/ STEVEN E. WYNNE Steven E. Wynne	Director