Form 10-Q
period 2009-03-31
FLIR SYSTEMS INC
filed 2009-05-08
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒            Accelerated file  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2009, there were 150,246,242 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Revenue	$271,996	$236,906
Cost of goods sold	114,281	106,111

Gross profit	157,715	130,795
Operating expenses:
Research and development	22,409	23,110
Selling, general and administrative	51,940	52,579

Total operating expenses	74,349	75,689
Earnings from operations	83,366	55,106
Interest expense	2,778	3,793
Other income, net	(1,024)	(18)

Earnings before income taxes	81,612	51,331
Income tax provision	27,340	14,810

Net earnings	$54,272	$36,521

Net earnings per share:
Basic	$0.38	$0.27

Diluted	$0.35	$0.24

Weighted average shares outstanding:
Basic	143,819	136,992

Diluted	162,578	161,488

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$327,265	$289,442
Accounts receivable, net	234,402	239,183
Inventories	210,524	207,487
Prepaid expenses and other current assets	55,094	59,824
Deferred income taxes, net	16,537	16,566

Total current assets	843,822	812,502
Property and equipment, net	125,135	122,304
Deferred income taxes, net	3,861	2,217
Goodwill	221,398	225,685
Intangible assets, net	52,305	56,174
Other assets	22,277	22,195

	$1,268,798	$1,241,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,399	$47,823
Deferred revenue	25,113	27,554
Accrued payroll and related liabilities	32,066	43,337
Accrued product warranties	7,925	7,826
Advance payments from customers	18,078	19,183
Accrued expenses	19,327	21,978
Other current liabilities	1,858	4,553
Accrued income taxes	10,874	—
Current portion of long-term debt	18	21

Total current liabilities	174,658	172,275
Long-term debt	88,158	182,825
Deferred tax liability, net	5,158	5,983
Accrued income taxes	6,025	5,697
Pension and other long-term liabilities	30,357	29,572
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2009, and December 31, 2008	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 150,536 and 141,387 shares issued at March 31, 2009, and December 31, 2008, respectively, and additional paid-in capital	369,150	282,849
Retained earnings	631,362	577,090
Accumulated other comprehensive loss	(36,070)	(15,214)

Total shareholders’ equity	964,442	844,725

	$1,268,798	$1,241,077

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net earnings	$54,272	$36,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,925	9,251
Disposal and write-offs of property and equipment	282	1
Deferred income taxes	(525)	(485)
Stock-based compensation arrangements	5,178	4,105
Cash inducement on exchange offer of convertible notes	1,997	—
Other non-cash items	(1,474)	—
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	64	5,216
Increase in inventories	(6,325)	(8,609)
Decrease (increase) in prepaid expenses and other current assets	3,514	(6,297)
Decrease in other assets	1,012	4,638
Increase in accounts payable	11,828	4,889
(Decrease) increase in deferred revenue	(2,249)	2,612
Decrease in accrued payroll and other liabilities	(16,349)	(1,651)
Increase in accrued income taxes	11,994	4,390
Increase in pension and other long-term liabilities	1,184	584

Cash provided by operating activities	74,328	55,165

Cash flows from investing activities:
Additions to property and equipment, net	(12,848)	(10,049)
Proceeds from sale of property and equipment	2,874	—
Business acquisitions, net of cash acquired	—	(68,167)
Other investments	(1,000)	(2,250)

Cash used by investing activities	(10,974)	(80,466)

Cash flows from financing activities:
Repayments on credit agreement	—	(19,340)
Repayment of capital leases and other long-term debt	(5)	(2)
Cash inducement on exchange offer for convertible notes	(1,997)	—
Repurchase of common stock	(21,155)	(17,796)
Proceeds from exercise of stock options	4,402	5,639
Excess tax benefit from stock-based compensation arrangements	2,623	2,962

Cash used by financing activities	(16,132)	(28,537)

Effect of exchange rate changes on cash	(9,399)	9,244

Net increase (decrease) in cash and cash equivalents	37,823	(44,594)
Cash and cash equivalents, beginning of period	289,442	203,681

Cash and cash equivalents, end of period	$327,265	$159,087

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2009.

Note 2. Accounting for Convertible Debt

On January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application required.

In June 2003, the Company issued $210 million of 3.0 percent senior convertible notes due in 2023. The net proceeds from the issuance were approximately $203.9 million. The Company has determined that the expected life of the notes should be seven years since the notes are first redeemable in June 2010. The Company estimates that its nonconvertible borrowing rate for debt with a seven year maturity issued in June 2003 was 6.0 percent. Accordingly, the value of the liability component of the notes at the time of issuance was $174.4 million and value of the equity component was $35.6 million.

The Company has retrospectively applied the provisions of FSP ABP 14-1 to its financial statements beginning in 2003. The retrospective application includes the separation of the liability and equity components of the convertible notes, the reallocation of the $6.1 million of issuance costs between the liability and equity components, an increase in interest expense for periods subsequent to issuance to reflect the estimated nonconvertible borrowing rate, and the related tax effects.

FSP APB 14-1 also requires that when debt is extinguished, a gain or loss is recognized for the difference between the fair value of the liability component and its carrying value. The Company’s retrospective application, therefore, also includes the impact of conversions of notes with an aggregate principal amount of $18.6 million prior to January 1, 2009.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The carrying amounts of the convertible notes is as follows (in thousands):

	March 31, 2009	December 31, 2008
Liability component:
Principal amount	$91,549	$191,419
Unamortized discount	(3,046)	(7,682)
Unamortized issuance costs	(371)	(942)

	$88,132	$182,795

Equity component	$(82,375)	$222

The unamortized discount and issuance costs will be amortized through June 2010. As of March 31, 2009, 8.3 million shares of the Company’s common stock were issuable upon conversion of the remaining notes, valued at $169.0 million as of the closing market price on that day. The $169.0 million is in excess of the principal amount by $77.4 million.

Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash interest (3% coupon)	$1,261	$1,575
Amortization of discount	1,086	1,359
Amortization of issuance costs	137	182

	$2,484	$3,116

Effective interest rate	6%	6%

The following table presents the effect of the retrospective application of FSP APB 14-1 and related tax effects made to the Company’s previously reported Consolidated Statement of Income for the three month period ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	As Reported	As Adjusted
Earnings from operations	$55,106	$55,106
Interest expense	2,471	3,793
Interest income	(1,363)	(1,363)
Other (income) expense, net	1,345	1,345

Earnings before income taxes	52,653	51,331
Income tax provision	15,319	14,810

Net earnings	$37,334	$36,521

Net earnings per share:
Basic	$0.27	$0.27

Diluted	$0.24	$0.24

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The following table presents the effect of the retrospective application of FSP APB 14-1 and related tax effects made to the Company’s previously reported Consolidated Balance Sheet as of December 31, 2008 (in thousands):

	December 31, 2008
	As Reported	As Adjusted
Deferred income taxes, net	$5,047	$2,217
Total Assets	1,243,907	1,241,077
Long-term debt	190,318	182,825
Common stock and additional paid-in capital	262,509	282,849
Retained earnings	592,766	577,090
Total shareholders’ equity	840,062	844,725
Total liabilities and shareholders’ equity	1,243,907	1,241,077

The following table presents the effect of the retrospective application of FSP APB 14-1 and related tax effects made to the Company’s previously reported Consolidated Statement of Cash Flows for the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	As Reported	As Adjusted
Net earnings	$37,334	$36,521
Depreciation and amortization	7,929	9,251
Deferred taxes	24	(485)
Cash provided by operating activities	55,165	55,165

Note 3. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of goods sold	$779	$591
Research and development	1,170	1,002
Selling, general and administrative	3,229	2,512

Stock-based compensation expense before income taxes	5,178	4,105
Income tax benefit	(1,475)	(1,056)

Total stock-based compensation expense after income taxes	$3,703	$3,049

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2009	2008
Stock-based compensation costs capitalized in inventory	$850	$773

As of March 31, 2009, the Company had $24.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

There were no stock option awards granted or employee stock purchase plan enrollments during the three months ended March 31, 2009 and 2008.

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Stock Option Awards:
Weighted average grant date fair value per share	$—	$—
Total fair value of awards granted	$—	$—
Total fair value of awards vested	$5,460	$7,212
Total intrinsic value of options exercised	$8,035	$15,457
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$23.60	$33.64
Total fair value of awards granted	$297	$425
Total fair value of awards vested	$4,866	$7,413

The total amount of cash received from the exercise of stock options in the three months ended March 31, 2009 and 2008 was $4.4 million and $5.6 million, respectively, and the related tax benefit realized from the exercise of the stock options was $2.9 million and $3.8 million, respectively.

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	9,218	$13.34	5.7
Granted	—	—
Exercised	(436)	9.73
Forfeited	(2)	9.70

Outstanding at March 31, 2009	8,780	$13.52	5.6	$69,435

Exercisable at March 31, 2009	8,087	$12.43	5.3	$68,549

Vested and expected to vest at March 31, 2009	8,746	$13.47	5.6	$69,391

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,356	$23.98
Granted	13	$23.60
Vested	(233)	$13.11
Forfeited	(5)	$21.99

Outstanding at March 31, 2009	1,131	$26.23

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

There were no shares issued under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”) during the three months ended March 31, 2009. The 1999 ESPP expired for new offerings in January 2009. There were approximately 8,625,000 shares available at March 31, 2009 for issuance under the 1999 ESPP for the final purchase under this plan on April 30, 2009. On May 1, 2009, the Company’s shareholders approved the FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”). The first offering period under the 2009 ESPP commenced on May 4, 2009. The Company has reserved 5,000,000 shares of common stock for issuance under the 2009 ESPP.

Note 4. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Numerator for earnings per share:
Net earnings, as reported	$54,272	$36,521
Interest expense, extinguishment gain and other expenses associated with convertible notes, net of tax	2,009	1,920

Net earnings available to common shareholders – diluted	$56,281	$38,441

Denominator for earnings per share:
Weighted average number of common shares outstanding	143,819	136,992
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	3,508	5,571
Assumed conversion of convertible notes	15,251	18,925

Diluted shares outstanding	162,578	161,488

The effect of stock options and restricted stock units for the three months ended March 31, 2009 that aggregated 376,000 shares has been excluded for purposes of calculating diluted earnings per share since the effect would have been anti-dilutive. For the three months ended March 31, 2008, no stock options or restricted stock units were excluded from the calculations of diluted earnings per share.

Note 5. Fair Value of Financial Instruments

As of March 31, 2009, the Company had $226.0 million of cash equivalents. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 6. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1.8 million and $1.3 million at March 31, 2009 and December 31, 2008, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw material and subassemblies	$128,419	$129,108
Work-in-progress	40,165	40,325
Finished goods	41,940	38,054

	$210,524	$207,487

Note 8. Property and Equipment

Property and equipment are net of accumulated depreciation of $89.4 million and $86.5 million at March 31, 2009 and December 31, 2008, respectively.

Note 9. Goodwill

The carrying value of goodwill by reporting segment and the activity for the three months ended March 31, 2009 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Total
Balance, December 31, 2008	$12,802	$102,313	$110,570	$225,685
Currency translation adjustments	(316)	(3,541)	(430)	(4,287)

Balance, March 31, 2009	$12,486	$98,772	$110,140	$221,398

Note 10. Intangible Assets

Intangible assets are net of accumulated amortization of $42.4 million and $43.5 million at March 31, 2009 and December 31, 2008, respectively.

Note 11. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2009	2008
Accrued product warranties, beginning of period	$7,826	$6,594
Amounts paid for warranty services	(3,134)	(1,528)
Warranty provisions for products sold	3,233	2,741

Accrued product warranties, end of period	$7,925	$7,807

Note 12. Credit Agreements

At March 31, 2009, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $15.8 million of letters of credit outstanding, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
		(As Adjusted)
Convertible notes (see Note 2)	$91,549	$191,419
Issuance cost and discount of the convertible notes	(3,417)	(8,624)
Other long-term debt	26	30

	$88,158	$182,825

On February 5, 2009, the Company commenced an exchange offer for any and all of its outstanding convertible notes. Holders who elected to exchange their notes in this offer and whose notes were accepted for exchange by the Company received 90.1224 shares of the Company’s common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer expired on March 9, 2009. Notes with an aggregate principal amount of $99.9 million were exchanged pursuant to the exchange offer and were converted into 9.0 million shares of the Company’s common stock. The Company recognized a gain of $2.2 million from the extinguishment of the notes; the gain and the $2.0 million expense associated with the cash inducement are reported in other income, net.

Note 14. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2009 (in thousands):

Common stock and additional paid-in capital, December 31, 2008 (As adjusted)	$282,849
Income tax benefit of common stock options exercised	2,944
Common stock issued pursuant to stock-based compensation plans, net	3,012
Stock-based compensation expense	5,065
Repurchase of common stock	(21,155)
Conversion of convertible debt	96,435

Common stock and additional paid in capital, March 31, 2009	$369,150

During the three months ended March 31, 2009, the Company repurchased 1,000,000 shares of the Company’s common stock under the February 2009 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock through open market purchases, privately negotiated transactions including accelerated stock repurchase agreements, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934. The February 2009 repurchase authorization will expire in February 2011.

Note 15. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Net earnings	$54,272	$36,521
Translation adjustment	(20,856)	24,962

Total comprehensive earnings	$33,416	$61,483

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were dated improperly, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. On June 16, 2008, the court dismissed the complaint, but granted plaintiff leave to amend. On July 31, 2008, plaintiff filed an amended complaint asserting materially the same claims. Defendants moved to dismiss the amended complaint on multiple bases. On February 12, 2009, the court granted defendants’ motion to dismiss and on February 19, 2009, entered a judgment dismissing the amended complaint with prejudice. This ruling is under review on appeal.

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

Note 17. Income Taxes

As of March 31, 2009, the Company had approximately $4.1 million of net unrecognized tax benefits of which all $4.1 million would affect the Company’s effective tax rate if recognized.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2009, the Company had approximately $375,000 of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1998 – 2008
State of Oregon	1998 – 2008
State of Massachusetts	2002 – 2008
State of California	2003 – 2008
Sweden	1998 – 2008
United Kingdom	2005 – 2008
Germany	2002 – 2008
France	2005 – 2008

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue – External Customers:
Government Systems	$162,208	$113,696
Thermography	63,931	79,536
Commercial Vision Systems	45,857	43,674

	$271,996	$236,906

Revenue – Intersegments:
Government Systems	$6,432	$10,507
Thermography	2,296	1,069
Commercial Vision Systems	5,566	4,737
Eliminations	(14,294)	(16,313)

	$—	$—

Earnings from operations:
Government Systems	$73,385	$42,560
Thermography	15,949	15,850
Commercial Vision Systems	11,299	9,814
Other	(17,267)	(13,118)

	$83,366	$55,106

	March 31, 2009	December 31, 2008
Segment assets (accounts receivable, net and inventories):
Government Systems	$280,125	$273,821
Thermography	101,013	112,728
Commercial Vision Systems	63,788	60,121

	$444,926	$446,670

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$171,513	$149,593
Europe	59,955	51,109
Other foreign	40,528	36,204

	$271,996	$236,906

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information – (Continued)

Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2009	December 31, 2008
United States	$323,476	$318,183
Europe	95,314	105,813
Other foreign	2,325	2,362

	$421,115	$426,358

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
US Government	$123,442	$88,256

Note 19. Business Acquisition

In 2008, the Company acquired 99.9 percent of the outstanding common stock of Cedip Infrared Systems (“Cedip”), a leading provider of infrared cameras and stabilized gimbaled systems. The purchase price paid by the Company as of March 31, 2008, including professional fees and other costs directly associated with the acquisition, was $95.3 million.

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

Results of Operations

Revenue. Revenue for the three months ended March 31, 2009 increased by 14.8 percent, from $236.9 million in the first quarter of 2008 to $272.0 million in the first quarter of 2009.

Government Systems revenue increased $48.5 million, or 42.7 percent, from $113.7 million in the first quarter of 2008 to $162.2 million in the first quarter of 2009. The increase in Government Systems revenue in the first quarter of 2009 compared to the same period in 2008 was primarily due to an increase in unit sales across most of our product lines.

Thermography revenue decreased $15.7 million, or 19.7 percent, from $79.6 million in the first quarter of 2008 to $63.9 million in the first quarter of 2009. The decrease in Thermography revenue was primarily due to reduced sales in the United States due to economic conditions and currency translation for worldwide revenues as the US dollar was stronger in the first quarter of 2009 compared to the same period of 2008.

Commercial Vision Systems revenue increased $2.3 million, or 5.2 percent, from $43.7 million in the first quarter of 2008 to $45.9 million in the first quarter of 2009. The increase in Commercial Vision Systems revenue in the first quarter of 2009 compared to the same period in 2008 was due to increased unit sales across most of our product lines.

Since the third quarter of 2008, we have experienced some of the impact of the worldwide weakening of economic conditions. A continuation of those conditions has impacted and may continue to impact the revenue we generate in commercial markets, especially in our Thermography business.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2009 of between 11 percent and 16 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 36.9 percent for the quarters ended March 31, 2009 and 2008, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At March 31, 2009, we had an order backlog of $617 million. Backlog in the Government Systems, Thermography and Commercial Vision Systems divisions was $504 million, $18 million and $95 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended March 31, 2009 was $157.7 million compared to $130.8 million for the same quarter last year. As a percentage of revenue, gross profit increased from 55.2 percent in the first quarter of 2008 to 58.0 percent in the first quarter of 2009. The increase in gross profit as a percentage of revenue for the three month period of 2009 was primarily due to cost and production efficiencies related to increased volume, product mix and lower production costs in Sweden arising from currency conversions.

Research and development expenses. Research and development expenses for the first quarter of 2009 totaled $22.4 million, compared to $23.1 million in the first quarter of 2008. The decrease in research and development expenses was due to cost containment efforts in response to current economic conditions. As a percentage of revenue, research and development expenses were 8.2 percent and 9.8 percent for the three months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $51.9 million for the quarter ended March 31, 2009, compared to $52.6 million for the quarter ended March 31, 2008. The decrease in selling, general and administrative expenses was due to cost containment efforts in response to current economic conditions. Selling, general and administrative expenses as a percentage of revenue were 19.1 percent and 22.2 percent for the quarters ended March 31, 2009 and 2008, respectively.

Interest expense. Interest expense for the first quarter of 2009 was $2.8 million, compared to $3.8 million for the same period of 2008. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of the discount recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense for the first quarter of 2009 compared to the same period of 2008 is primarily due to the conversion of some of our outstanding convertible notes in the fourth quarter of 2008 and in the first quarter of 2009.

Other income/expense. For the quarter ended March 31, 2009, we recorded other income of $1.0 million, compared to other income of $18,000 for the same period of 2008. Other income for the quarter ended March 31, 2009 includes interest income of $0.6 million and foreign currency gains of $0.9 million. Other income for the quarter ended March 31, 2008 includes interest income of $1.4 million and foreign currency losses of $1.3 million.

Income taxes. The income tax provision of $27.3 million for the three months ended March 31, 2009, represents an effective tax rate of 33.5 percent. We expect the annual effective tax rate for the full year of 2009 to be approximately 32 percent to 34 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents on hand of $327.3 million compared to $289.4 million at December 31, 2008. The increase in cash and cash equivalents was primarily due to cash provided from operations, offset by capital expenditures and the purchase of shares of our outstanding common stock.

Accrued payroll and related liabilities decreased from $43.3 million at December 31, 2008 to $32.1 million at March 31, 2009. The decrease is primarily due to the timing of payroll payments, including the payments for commissions and incentives accrued at December 31, 2008.

Cash used in investing activities of $11.0 million for the three months ended March 31, 2009 primarily related to capital expenditures. Cash used in investing activities of $80.5 million for the three months ended March 31, 2008 include the acquisitions of Cedip for $68.2 million, net of cash acquired from Cedip, and capital expenditures.

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

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.942 percent and the prime lending rate was 3.25 percent at March 31, 2009. These rates were 2.175 percent and 3.25 percent, respectively, at December 31, 2008. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At March 31, 2009 and December 31, 2008, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2009 and December 31, 2008, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. We had $15.8 million of letters of credit outstanding under the Credit Agreement at March 31, 2009 and December 31, 2008, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $3.6 million) line of credit with an interest rate at 1.75 percent at March 31, 2009. At March 31, 2009, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

On February 5, 2009, we commenced an exchange offer for any and all of the outstanding convertible notes. The offer was made pursuant to an Offer to Exchange and related documents, each dated February 5, 2009, and the completion of the offer was subject to conditions described in the offer documents. Holders who elected to exchange their notes in this offer and whose notes were accepted for exchange by us received 90.1224 shares of our common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer expired on March 9, 2009. Notes with an aggregate principal amount of $99.9 million were exchanged pursuant to the exchange offer and were converted into 9.0 million shares of the Company’s common stock.

As of March 31, 2009, notes with an aggregate principal value of $118.5 million have been converted into 10.7 million shares of the Company’s common stock.

On January 1, 2009, we adopted the provisions of the Financial Accounting Standards Board Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application.

Accordingly, we have retrospectively applied the provisions of FSP ABP 14-1 to our financial statements beginning in 2003. The retrospective application includes the separation of the liability and equity components of the convertible notes, the reallocation of the $6.1 million of issuance costs between the liability and equity components, an increase in interest expense for periods subsequent to issuance to reflect the estimated nonconvertible borrowing rate, and the related tax effects.

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

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2008. As described in Note 1 to the Consolidated Financial Statements included in the Form 10K, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

As of March 31, 2009, our contractual obligations on our long-term debt were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$91,600	$26	$25	$—	$91,549
Interest on long-term debt	38,908	2,749	5,493	5,493	25.176

There have been no other material changes to our contractual obligations outside the ordinary course of our business since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 16, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2009	1,000,000	$21.16	1,000,000	19,000,000

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 4, 2009, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock through open market purchases, privately negotiated transactions including accelerated stock repurchase agreements, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934. This authorization will expire on February 4, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

10.1	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Proxy Statement filed on March 20, 2009). [1]

10.2	Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of May 6, 2009, [1]

10.3	Executive Employment Agreement between FLIR Systems, Inc. and Stephen M. Bailey dated as of May 6, 2009, [1]

10.4	Form of Change in Control Agreement dated as of May 6, 2009.[1]

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

[1]	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 8, 2009	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)