Form 10-Q
period 2009-06-30
FLIR SYSTEMS INC
filed 2009-08-10
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

At July 31, 2009, there were 151,481,169 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenue	$277,978	$260,978	$549,974	$497,884
Cost of goods sold	116,030	114,364	230,311	220,475

Gross profit	161,948	146,614	319,663	277,409

Operating expenses:
Research and development	23,232	23,547	45,641	46,657
Selling, general and administrative	54,055	58,394	105,995	110,973

Total operating expenses	77,287	81,941	151,636	157,630

Earnings from operations	84,661	64,673	168,027	119,779

Interest expense	1,727	3,634	4,505	7,427
Other expense (income), net	1,092	(3,637)	68	(3,655)

Earnings before income taxes	81,842	64,676	163,454	116,007

Income tax provision	26,189	20,059	53,529	34,870

Net earnings	$55,653	$44,617	$109,925	$81,137

Net earnings per share:
Basic	$0.37	$0.32	$0.75	$0.59

Diluted	$0.35	$0.29	$0.70	$0.52

Weighted average shares outstanding:
Basic	149,948	138,054	146,901	137,523

Diluted	161,354	162,344	162,041	161,899

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$346,402	$289,442
Accounts receivable, net	214,594	239,183
Inventories	219,682	207,487
Prepaid expenses and other current assets	66,284	59,824
Deferred income taxes, net	16,652	16,566

Total current assets	863,614	812,502

Property and equipment, net	137,984	122,304
Deferred income taxes, net	5,277	2,217
Goodwill	226,940	225,685
Intangible assets, net	50,838	56,174
Other assets	36,187	22,195

	$1,320,840	$1,241,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,136	$47,823
Deferred revenue	23,951	27,554
Accrued payroll and related liabilities	30,852	43,337
Accrued product warranties	8,095	7,826
Advance payments from customers	12,304	19,183
Accrued expenses	20,840	21,978
Other current liabilities	1,607	4,553
Current portion of long-term debt	21	21

Total current liabilities	156,806	172,275

Long-term debt	88,886	182,825
Deferred tax liability, net	4,966	5,983
Accrued income taxes	6,183	5,697
Pension and other long-term liabilities	34,879	29,572

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2009, and December 31, 2008	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 149,649 and 141,387 shares issued at June 30, 2009, and December 31, 2008, respectively, and additional paid-in capital	350,179	282,849
Retained earnings	687,015	577,090
Accumulated other comprehensive loss	(8,074)	(15,214)

Total shareholders’ equity	1,029,120	844,725

	$1,320,840	$1,241,077

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net earnings	$109,925	$81,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,223	21,424
Disposal and write-offs of property and equipment	283	1
Deferred income taxes	(2,501)	(1,080)
Stock-based compensation plans	11,517	9,790
Cash inducement on exchange offer for convertible notes	1,997	—
Other non-cash items	(1,536)	—
Changes in operating assets and liabilities (net of acquisitions):
Decrease (increase) in accounts receivable	26,839	(14,814)
Increase in inventories	(10,166)	(25,266)
Increase in prepaid expenses and other current assets	(5,607)	(25,690)
Increase in other assets	(2,673)	(573)
Increase in accounts payable	10,855	9,167
(Decrease) increase in deferred revenue	(3,683)	4,065
(Decrease) increase in accrued payroll and other liabilities	(29,495)	2,948
Increase in accrued income taxes	742	305
Increase in pension and other long-term liabilities	5,341	1,997

Cash provided by operating activities	132,061	63,411

Cash flows from investing activities:
Additions to property and equipment	(29,723)	(16,124)
Proceeds from sale of property and equipment	2,884	—
Business acquisitions, net of cash acquired	(13,148)	(79,192)
Other investments	(1,000)	(7,319)

Cash used by investing activities	(40,987)	(102,635)

Cash flows from financing activities:
Repayments on credit agreement	—	(19,000)
Repayment of capital leases and other long-term debt	(16)	(1,223)
Cash inducement on exchange offer for convertible notes	(1,997)	—
Repurchase of common stock	(49,205)	(17,796)
Proceeds from shares issued pursuant to stock-based compensation plans	8,965	26,909
Excess tax benefit from stock-based compensation plans	4,395	15,080
Capital contribution	165	—

Cash (used) provided by financing activities	(37,693)	3,970

Effect of exchange rate changes on cash	3,579	8,575

Net increase (decrease) in cash and cash equivalents	56,960	(26,679)
Cash and cash equivalents, beginning of period	289,442	203,681

Cash and cash equivalents, end of period	$346,402	$177,002

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2009.

The Company has performed a review for subsequent events through the date of the filing of these financial statements with the Securities and Exchange Commission on August 10, 2009.

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The carrying amounts of the convertible notes are as follows (in thousands):

	June 30, 2009	December 31, 2008
Liability component:
Principal amount	$91,549	$191,419
Unamortized discount	(2,411)	(7,682)
Unamortized issuance costs	(291)	(942)

	$88,847	$182,795

Equity component	$(82,375)	$222

The unamortized discount and issuance costs will be amortized through June 2010. As of June 30, 2009, 8.3 million shares of the Company’s common stock were issuable upon conversion of the remaining notes, valued at $186.1 million as of the closing market price on that day. The $186.1 million is in excess of the principal amount by $94.6 million.

Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash interest (3% coupon)	$687	$1,575	$1,948	$3,150
Amortization of discount	635	1,373	1,720	2,731
Amortization of issuance costs	79	182	217	365

	$1,401	$3,130	$3,885	$6,246

Effective interest rate	6%	6%	6%	6%

The following table presents the effect of the retrospective application of FSP APB 14-1 and related tax effects made to the Company’s previously reported Consolidated Statement of Income for the three month and six month period ended June 30, 2008 (in thousands):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Earnings from operations	$64,673	$64,673	$119,779	$119,779

Interest expense	2,299	3,634	4,770	7,427
Other income, net	(3,637)	(3,637)	(3,655)	(3,655)

Earnings before income taxes	66,011	64,676	118,664	116,007

Income tax provision	20,568	20,059	35,887	34,870

Net earnings	$45,443	$44,617	$82,777	$81,137

Net earnings per share:
Basic	$0.33	$0.32	$0.60	$0.59

Diluted	$0.29	$0.29	$0.52	$0.52

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

The following table presents the effect of the retrospective application of FSP APB 14-1 and related tax effects made to the Company’s previously reported Consolidated Statement of Cash Flows for the six months ended June 30, 2008 (in thousands):

	Six Months Ended June 30, 2008
	As Reported	As Adjusted
Net earnings	$82,777	$81,137
Depreciation and amortization	18,767	21,424
Deferred taxes	(63)	(1,080)
Cash provided by operating activities	63,411	63,411

Note 3. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$822	$652	$1,602	$1,243
Research and development	1,172	1,204	2,342	2,206
Selling, general and administrative	4,344	3,829	7,573	6,341

Stock-based compensation expense before income taxes	6,338	5,685	11,517	9,790
Income tax benefit	(1,946)	(1,400)	(3,421)	(2,455)

Total stock-based compensation expense after income taxes	$4,392	$4,285	$8,096	$7,335

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2009	2008
Stock-based compensation costs capitalized in inventory	$806	$705

As of June 30, 2009, the Company had $44.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and six months ended June 30, 2009 and 2008 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Option Awards:
Risk-free interest rate	1.5%	2.8%	1.5%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	4.3 years	4.1 years	4.3 years	4.1 years
Expected volatility	46.9%	40.8%	46.9%	40.8%

Employee Stock Purchase Plan:
Risk-free interest rate	0.3%	1.7%	0.3%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	60.9%	50.1%	60.9%	50.1%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Option Awards:
Weighted average grant date fair value per share	$10.01	$12.25	$10.01	$12.25
Total fair value of awards granted	$10,395	$7,175	$10,395	$7,175
Total fair value of awards vested	$1,249	$854	$6,709	$8,066
Total intrinsic value of options exercised	$3,136	$49,212	$11,171	$64,669

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$25.64	$34.31	$25.60	$34.29
Total fair value of awards granted	$15,678	$18,473	$15,975	$18,898
Total fair value of awards vested	$11,944	$7,594	$16,810	$15,007

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$8.37	$10.32	$8.37	$10.32
Total fair value of shares estimated to be issued	$1,073	$1,039	$1,073	$1,039

The total amount of cash received from the exercise of stock options in the three months ended June 30, 2009 and 2008 was $2.0 million and $18.7 million, respectively, and the related tax benefit realized from the exercise of the stock options was $1.3 million and $14.0 million, respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2009 and 2008 was $6.4 million and $24.3 million, respectively, and the related tax benefit realized from the exercise of the stock options was $4.3 million and $17.8 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	9,218	$13.34	5.7
Granted	1,039	25.64
Exercised	(654)	9.83
Forfeited	(4)	11.02

Outstanding at June 30, 2009	9,599	$14.92	5.8	$83,459

Exercisable at June 30, 2009	8,033	$12.64	5.2	$82,786

Vested and expected to vest at June 30, 2009	9,520	$14.82	5.8	$83,425

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,356	$23.98
Granted	624	$25.60
Vested	(744)	$19.37
Forfeited	(11)	$24.97

Outstanding at June 30, 2009	1,225	$27.60

There were approximately 135,000 shares issued under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”) during the six months ended June 30, 2009. The 1999 ESPP expired for new offerings in January 2009. On May 1, 2009, the Company’s shareholders approved the FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”). The first offering period under the 2009 ESPP commenced on May 4, 2009. The Company has reserved 5,000,000 shares of common stock for issuance under the 2009 ESPP.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Numerator for earnings per share:
Net earnings, as reported	$55,653	$44,617	$109,925	$81,137
Interest associated with convertible notes, net of tax	786	1,930	2,795	3,852

Net earnings available to common shareholders – diluted	$56,439	$46,547	$112,720	$84,989

Denominator for earnings per share:
Weighted average number of common shares outstanding	149,948	138,054	146,901	137,523
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	3,155	5,365	3,409	5,451
Assumed conversion of convertible notes	8,251	18,925	11,731	18,925

Diluted shares outstanding	161,354	162,344	162,041	161,899

The effect of stock options and restricted stock units for the three and six months ended June 30, 2009 that aggregated 704,000 shares and 834,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since the effect would have been anti-dilutive. For the three and six months ended June 30, 2008, no shares of stock underlying outstanding stock options or restricted stock units were excluded from the calculations of diluted earnings per share.

Note 5. Fair Value of Financial Instruments

As of June 30, 2009, the Company had $236.3 million of cash equivalents. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 6. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $2.4 million and $1.3 million at June 30, 2009 and December 31, 2008, respectively.

Note 7. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw material and subassemblies	$129,007	$129,108
Work-in-progress	43,404	40,325
Finished goods	47,271	38,054

	$219,682	$207,487

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Property and Equipment

Property and equipment are net of accumulated depreciation of $98.9 million and $86.5 million at June 30, 2009 and December 31, 2008, respectively.

Note 9. Goodwill

The carrying value of goodwill by reporting segment and the activity for the six months ended June 30, 2009 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Total
Balance, December 31, 2008	$12,802	$102,313	$110,570	$225,685
Business acquisitions	—	1,323	—	1,323
Other	—	(516)	(2)	(518)
Currency translation adjustments	11	452	(13)	450

Balance, June 30, 2009	$12,813	103,572	110,555	226,940

Note 10. Intangible Assets

Intangible assets are net of accumulated amortization of $46.0 million and $43.5 million at June 30, 2009 and December 31, 2008, respectively.

Note 11. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Accrued product warranties, beginning of period	$7,925	$7,807	$7,826	$6,594
Amounts paid for warranty services	(1,418)	(2,470)	(4,552)	(3,999)
Warranty provisions for products sold	1,437	2,624	4,670	5,366
Other	151	—	151	—

Accrued product warranties, end of period	$8,095	$7,961	$8,095	$7,961

Note 12. Credit Agreements

At June 30, 2009, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $12.5 million of letters of credit outstanding, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
		(As Adjusted)
Convertible notes	$91,549	$191,419
Issuance cost and discount of the convertible notes	(2,702)	(8,624)
Other long-term debt	39	30

	$88,886	$182,825

On February 5, 2009, the Company commenced an exchange offer for any and all of its outstanding convertible notes. Holders who elected to exchange their notes in this offer and whose notes were accepted for exchange by the Company received 90.1224 shares of the Company’s common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer expired on March 9, 2009. Notes with an aggregate principal amount of $99.9 million were exchanged pursuant to the exchange offer and were converted into 9.0 million shares of the Company’s common stock. The Company recognized a gain of $2.2 million from the extinguishment of the notes; the gain and the $2.0 million expense associated with the cash inducement are reported in other expense (income), net.

Note 14. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2009 (in thousands):

Common stock and additional paid-in capital, December 31, 2008 (As adjusted)	$282,849
Income tax benefit of common stock options exercised	4,254
Common stock issued pursuant to stock-based compensation plans, net	4,322
Stock-based compensation expense	11,359
Repurchase of common stock	(49,205)
Conversion of convertible debt	96,435
Capital contribution	165

Common stock and additional paid in capital, June 30, 2009	$350,179

During the six months ended June 30, 2009, the Company repurchased 2,111,700 shares of the Company’s common stock under the February 2009 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock through open market purchases, privately negotiated transactions including accelerated stock repurchase agreements, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934. The February 2009 repurchase authorization will expire in February 2011.

Note 15. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Net earnings	$55,653	$44,617	$109,925	$81,137
Translation adjustment	27,997	1,249	7,140	26,210

Total comprehensive earnings	$83,650	$45,866	$117,065	$107,347

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were improperly dated, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. On June 16, 2008, the court dismissed the complaint, but granted plaintiff leave to amend. On July 31, 2008, plaintiff filed an amended complaint asserting materially the same claims. Defendants moved to dismiss the amended complaint on multiple bases. On February 12, 2009, the court granted defendants’ motion to dismiss and on February 19, 2009, entered a judgment dismissing the amended complaint with prejudice. This ruling is under review on appeal.

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

Note 17. Income Taxes

As of June 30, 2009, the Company had approximately $4.2 million of net unrecognized tax benefits of which all $4.2 million would affect the Company’s effective tax rate if recognized.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2009, the Company had approximately $0.4 million of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1998 – 2008
State of Oregon	1998 – 2008
State of Massachusetts	2004 – 2008
State of California	2003 – 2008
Sweden	2002 – 2008
United Kingdom	2005 – 2008
Germany	2002 – 2008
France	2005 – 2008

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue – External Customers:
Government Systems	$160,359	$131,565	$322,566	$245,261
Thermography	66,777	80,602	130,708	160,138
Commercial Vision Systems	50,842	48,811	96,700	92,485

	$277,978	$260,978	$549,974	$497,884

Revenue – Intersegments:
Government Systems	$4,729	$3,982	$11,168	$20,502
Thermography	3,061	608	5,357	3,680
Commercial Vision Systems	4,299	4,299	9,884	11,188
Eliminations	(12,089)	(8,889)	(26,409)	(35,370)

	$—	$—	$—	$—

Earnings from operations:
Government Systems	$72,412	$53,030	$145,796	$95,589
Thermography	15,374	15,246	31,324	31,098
Commercial Vision Systems	13,273	9,566	24,571	19,380
Other	(16,398)	(13,169)	(33,664)	(26,288)

	$84,661	$64,673	$168,027	$119,779

	June 30, 2009	December 31, 2008
Segment assets (accounts receivable, net and inventories):
Government Systems	$267,156	$273,821
Thermography	100,038	112,728
Commercial Vision Systems	67,082	60,121

	$434,276	$446,670

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$163,759	$155,310	$335,273	$304,903
Europe	47,771	69,665	107,726	120,774
Other foreign	66,448	36,003	106,975	72,207

	$277,978	$260,978	$549,974	$497,884

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information – (Continued)

Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2009	December 31, 2008
United States	$335,665	$318,183
Europe	112,064	105,813
Other foreign	4,220	2,362

	$451,949	$426,358

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
US Government	$115,273	$102,107	$238,714	$190,363

Note 19. Business Acquisitions

In April 2009, the Company acquired certain assets from Infrared Korea, Ltd. (“Korea”), a distributor of infrared camera systems, for $2.0 million in cash. The portion of the $2.0 million purchase price in excess of the assets acquired is reported in intangible assets and goodwill of $0.6 million and $1.3 million, respectively.

In June 2009, the Company acquired the outstanding stock of Salvador Imaging, Inc. (“Salvador”), a leading provider of high-performance visible and low light imaging systems, for approximately $13.1 million in cash. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and the valuation of the assets acquired and liabilities assumed. The excess purchase price of approximately $11.3 million has been reported in Other Assets as of June 30, 2009.

The operations of Korea and Salvador are not material to the Company’s consolidated financial statements.

Note 20. Subsequent Event

On July 2, 2009, senior convertible notes with an aggregate principal amount of $30.1 million were converted into 2.7 million shares of the Company’s common stock.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2009 increased by 6.5 percent, from $261.0 million in the second quarter of 2008 to $278.0 million in the second quarter of 2009. Revenue for the six months ended June 30, 2009 increased 10.5 percent, from $497.9 million in the first six months of 2008 to $550.0 million in the first six months of 2009. The world-wide revenues for both the three and six month periods were impacted by currency translation as the US dollar was stronger in 2009 compared to the same periods of 2008. The effects of exchange rates decreased our consolidated revenue for the second quarter and first six months of 2009 by 5.3 percent and 6.6 percent, respectively, over the same periods of 2008.

Government Systems revenue increased $28.8 million, or 21.9 percent, from $131.6 million in the second quarter of 2008 to $160.4 million in the second quarter of 2009. Government Systems revenue for the six months ended June 30, 2009 increased $77.3 million, or 31.5 percent, from $245.3 million in the first six months of 2008 to $322.6 million in the first six months of 2009. The increase in Government Systems revenue in the second quarter and the first six months of 2009 compared to the same periods in 2008 was primarily due to an increase in unit sales of our large-gimbaled systems.

Thermography revenue decreased $13.8 million, or 17.2 percent, from $80.6 million in the second quarter of 2008 to $66.8 million in the second quarter of 2009. Thermography revenue for the six months ended June 30, 2009 decreased $29.4 million, or 18.4 percent, from $160.1 million in the first six months of 2008 to $130.7 million in the first six months of 2009. The decrease in Thermography revenue in both the three and six month periods was primarily due to currency translation and lower demand for high-value products for the predictive maintenance market. The effects of exchange rates decreased Thermography revenue for the second quarter and first six months of 2009 by 8.5 percent and 9.1 percent, respectively, over the same periods of 2008.

Commercial Vision Systems revenue increased $2.0 million, or 4.2 percent, from $48.8 million in the second quarter of 2008 to $50.8 million in the second quarter of 2009. Commercial Vision Systems revenue for the six months ended June 30, 2009 increased $4.2 million, or 4.6 percent, from $92.5 million in the first six months of 2008 to $96.7 million in the first six months of 2009. The increase in Commercial Vision Systems revenue in the second quarter and first six months of 2009 compared to the same periods in 2008 was due to increased unit sales in our cores and components product lines. The effects of exchange rates decreased Commercial Vision Systems revenue for the second quarter and first six months of 2009 by 2.9 percent and 4.0 percent, respectively, over the same periods of 2008.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2009 of between 2 percent and 7 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 41.1 percent and 40.5 percent for the quarters ended June 30, 2009 and 2008, respectively, and 39.0 percent and 38.8 percent for the six months ended June 30, 2009 and 2008, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At June 30, 2009, we had an order backlog of $598 million. Backlog in the Government Systems, Thermography and Commercial Vision Systems divisions was $467 million, $23 million and $108 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended June 30, 2009 was $161.9 million compared to $146.6 million for the same quarter last year. Gross profit for the six months ended June 30, 2009 was $319.7 million compared to $277.4 million for the same period of 2008. As a percentage of revenue, gross profit increased from 56.2 percent in the second quarter of 2008 to 58.3 percent in the second quarter of 2009, and from 55.7 percent in the first six months of 2008 to 58.1 percent in the first six months of 2009. The increase in gross profit as a percentage of revenue for both the three and six month periods in 2009 was primarily due to cost and production efficiencies related to increased volume, product mix and lower production costs in Sweden arising from currency conversions.

Research and development expenses. Research and development expenses for the second quarter of 2009 totaled $23.2 million, compared to $23.5 million in the second quarter of 2008. Research and development expenses for the first six months of 2009 and 2008 were $45.6 million and $46.7 million, respectively. The decrease in research and development expenses was due to cost containment efforts in response to current economic conditions. As a percentage of revenue, research and development expenses were 8.4 percent and 9.0 percent for the three months ended June 30, 2009 and 2008, respectively, and 8.3 percent and 9.4 percent for the six months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $54.1 million for the quarter ended June 30, 2009, compared to $58.4 million for the quarter ended June 30, 2008. Selling, general and administrative expenses for the first six months of 2009 and 2008 were $106.0 million and $111.0 million, respectively. The decrease in selling, general and administrative expenses was due to cost containment efforts in response to current economic conditions. Selling, general and administrative expenses as a percentage of revenue were 19.4 percent and 22.4 percent for the quarters ended June 30, 2009 and 2008, respectively, and 19.3 percent and 22.3 percent for the six months ended June 30, 2009 and 2008, respectively.

Interest expense. Interest expense for the second quarter and first six months of 2009 was $1.7 million and $4.5 million, respectively, compared to $3.6 million and $7.4 million for the same periods of 2008. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense in 2009 compared to the same period of 2008 is primarily due to the conversion of some of our outstanding convertible notes in the fourth quarter of 2008 and in the first quarter of 2009.

Other income/expense. For the quarter and six months ended June 30, 2009, we recorded other expense of $1.1 million and $69,000, respectively, compared to other income of $3.6 million and $3.7 million for the same periods of 2008. Other expense in 2009 and other income in 2008 primarily consists of interest income earned on short-term investments and foreign currency gains and losses.

Income taxes. The income tax provision of $53.5 million for the six months ended June 30, 2009, represents an effective tax rate of 32.7 percent. We expect the annual effective tax rate for the full year of 2009 to be approximately 32 percent to 34 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents on hand of $346.4 million compared to $289.4 million at December 31, 2008. The increase in cash and cash equivalents was primarily due to cash provided from operations, offset by capital expenditures, business acquisitions and the purchase of shares of our outstanding common stock.

Accrued payroll and related liabilities decreased from $43.3 million at December 31, 2008 to $30.9 million at June 30, 2009. The decrease is primarily due to the timing of payroll payments, including the payments for commissions and incentives accrued at December 31, 2008.

Cash used in investing activities of $41.0 million for the six months ended June 30, 2009 primarily related to capital expenditures and the acquisition of Salvador. Cash used in investing activities of $102.6 million for the six months ended June 30, 2008 include the acquisitions of Cedip Infrared Systems and Ifara Tecnologias, S.L. for $79.2 million, capital expenditures and other investments.

Cash used in financing activities of $37.7 million for the six months ended June 30, 2009 primarily related to the repurchase of 2.1 million shares of our common stock, partially offset by cash provided from our stock-based compensation plans. Cash provided from financing activities of $4.0 million for the six months ended June 30, 2008 primarily related to cash provided from our stock-based compensation plans, offset by the repayment of borrowings under the Credit Agreement and the repurchase of 0.9 million shares of our common stock.

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

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 0.603 percent and the prime lending rate was 3.25 percent at June 30, 2009. These rates were 2.175 percent and 3.25 percent, respectively, at December 31, 2008. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At June 30, 2009 and December 31, 2008, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2009 and December 31, 2008, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. We had $12.5 million of letters of credit outstanding under the Credit Agreement at June 30, 2009 and December 31, 2008, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $3.9 million) line of credit with an interest rate at 1.27 percent at June 30, 2009. At June 30, 2009, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

As of June 30, 2009, notes with an aggregate principal value of $118.5 million have been converted into 10.7 million shares of the Company’s common stock. On July 2, 2009, notes with an aggregate principal amount of $30.1 million were converted into 2.7 million shares of the Company’s common stock.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company has adopted SFAS 141(R).

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which introduces the concept of “financial statements being available to be issued,” and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is applicable to interim and annual financial statements for periods ending after June 15, 2009. Accordingly, the Company has adopted SFAS 165.

In June 2009, the FASB issued Statement of Financial Accounting Standards No, 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Contractual Obligations

As of June 30, there have been no material changes to our contractual obligations outside the ordinary course of our business since March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 to May 31, 2009	1,000,000	$25.55	1,000,000
June 1 to June 30, 2009	111,700	22.41	111,700

Total	1,111,700	$25.23	1,111,700	17,888,300

(1)	All shares were purchased in open market transactions.

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

The Company’s annual meeting of shareholders was held on May 1, 2009, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

	Vote
Director	For	Withheld Authority	Term Ending
Earl R. Lewis	115,653,113	11,074,205	2012
Steven E. Wynne	125,073,965	1,653,353	2012

The proposal to approve the adoption of the 2009 Employee Stock Purchase Plan was approved by a vote of shareholders by the following votes:

For	Against	Abstain	Broker Non-votes
97,179,788	18,886,506	1,043,666	9,617,358

In addition, the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the following votes:

For	Against	Abstain
125,224,952	1,444,075	58,291

Item 5.	Other Information

On August 6, 2009, the Company’s Board of Directors adopted an amendment to the Second Restated Bylaws of the Company (the “Bylaws”). A copy of the amendment is attached hereto and incorporated by reference herein. The amendment expands the scope of the advanced notice requirements for shareholders to bring business before an annual or special meeting or to nominate directors for election other than in accordance with the requirements of Section 14 of the Securities Exchange Act governing director nominations submitted by shareholders for inclusion in the Company’s proxy materials (the “Proxy Rules”) (as to which the Proxy Rules shall govern). Specifically, the amendment:

•	expands the notice requirements for shareholder proposed business at annual meetings to include special meetings as well;

•	requires that any shareholder proposing business or a nomination must be a shareholder of record on the date notice is given and on the record date for voting on such business or nomination;

•

increases the required advanced notice period to not less than 90 nor more than 120 days in advance of the applicable meeting, or, in certain circumstances, no later than 10 days following public announcement of the meeting;

•

expands the disclosures already required to be included in the notice with respect to the holder of record submitting the notice to include any beneficial owner on whose behalf the notice is being submitted; and

•

adds the following additional disclosures to what is required to be included in the advance notice that must be submitted by the shareholder proposing business or a director nominee: (i) a description of all agreements between the record holder or any beneficial owner and any other person with respect to the proposed business and any material interest of such shareholder or beneficial owner in such business; (ii) a description of any agreement related to the hedging, voting or derivative ownership of Company shares entered into by the record and/or any beneficial owner; (iii) a representation as to whether the record holder is entitled to vote at the meeting and intends to appear at the meeting in person or by proxy to submit the proposed business or nomination; (iv) a representation as to whether the record or beneficial holder intends to solicit proxies in support of the proposed business or nomination; and (v) the name in which all shares of stock held of record or beneficially by the shareholder delivering notice and any beneficial owner are registered on the Company’s books.

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the Bylaws, a copy of which reflecting the amendments described above is attached as an exhibit hereto and incorporated by reference herein.

Item 6.	Exhibits

Number	Description
3.1	Second Amendment to the Second Restated Bylaws of FLIR Systems, Inc.

3.2	Second Restated Bylaws of FLIR Systems, Inc., as amended through August 6, 2009.

10.1	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Proxy Statement filed on March 20, 2009).(1)

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 10, 2009	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)