Form 10-Q
period 2009-09-30
FLIR SYSTEMS INC
filed 2009-11-09
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

At October 31, 2009, there were 151,782,318 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenue	$285,553	$276,740	$835,527	$774,624
Cost of goods sold	122,736	121,478	353,047	341,969

Gross profit	162,817	155,262	482,480	432,655

Operating expenses:
Research and development	21,294	21,639	66,935	68,296
Selling, general and administrative	52,204	56,973	158,199	167,946

Total operating expenses	73,498	78,612	225,134	236,242

Earnings from operations	89,319	76,650	257,346	196,413

Interest expense	1,238	3,473	5,743	10,900
Other expense (income), net	1,664	(4,956)	1,732	(8,627)

Earnings before income taxes	86,417	78,133	249,871	194,140

Income tax provision	26,382	23,354	79,912	58,224

Net earnings	$60,035	$54,779	$169,959	$135,916

Net earnings per share:
Basic	$0.40	$0.39	$1.14	$0.98

Diluted	$0.38	$0.35	$1.07	$0.87

Weighted average shares outstanding:
Basic	151,573	139,211	148,475	138,090

Diluted	160,287	163,124	161,477	162,393

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$403,320	$289,442
Accounts receivable, net	209,079	239,183
Inventories	221,694	207,487
Prepaid expenses and other current assets	77,059	59,824
Deferred income taxes, net	16,833	16,566

Total current assets	927,985	812,502

Property and equipment, net	138,219	122,304
Deferred income taxes, net	8,152	2,217
Goodwill	239,059	225,685
Intangible assets, net	51,112	56,174
Other assets	31,719	22,195

	$1,396,246	$1,241,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,753	$47,823
Deferred revenue	21,879	27,554
Accrued payroll and related liabilities	34,856	43,337
Accrued product warranties	8,435	7,826
Advance payments from customers	9,870	19,183
Accrued expenses	23,616	21,978
Accrued income taxes	2,942	—
Other current liabilities	2,588	4,574

Total current liabilities	159,939	172,275

Long-term debt	60,200	182,825
Deferred tax liability, net	6,311	5,983
Accrued income taxes	4,568	5,697
Pension and other long-term liabilities	36,281	29,572

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2009, and December 31, 2008	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 151,666 and 141,387 shares issued at September 30, 2009, and December 31, 2008, respectively, and additional paid-in capital	367,226	282,848
Retained earnings	747,049	577,090
Accumulated other comprehensive earnings (loss)	14,672	(15,213)

Total shareholders’ equity	1,128,947	844,725

	$1,396,246	$1,241,077

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net earnings	$169,959	$135,916
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,903	34,307
Deferred income taxes	(2,774)	(2,991)
Stock-based compensation plans	17,640	15,160
Cash inducement on exchange offer for convertible notes	1,997	—
Other non-cash items	(1,566)	(67)
Changes in operating assets and liabilities (net of acquisitions):
Decrease (increase) in accounts receivable	35,911	(36,741)
Increase in inventories	(8,339)	(33,623)
Increase in prepaid expenses and other current assets	(14,897)	(17,084)
(Increase) decrease in other assets	(12,098)	3,476
Increase in accounts payable	6,630	7,164
(Decrease) increase in deferred revenue	(5,933)	9,080
(Decrease) increase in accrued payroll and other liabilities	(25,975)	13,876
Increase (decrease) in accrued income taxes	1,505	(679)
Increase in pension and other long-term liabilities	6,449	1,982

Cash provided by operating activities	199,412	129,776

Cash flows from investing activities:
Additions to property and equipment	(34,523)	(21,086)
Proceeds from sale of property and equipment	2,891	—
Business acquisitions, net of cash acquired	(13,148)	(79,303)
Other investments	601	(8,320)

Cash used by investing activities	(44,179)	(108,709)

Cash flows from financing activities:
Repayments on credit agreement	—	(19,000)
Repayment of capital leases and other long-term debt	(23)	(2,401)
Cash inducement on exchange offer for convertible notes	(1,997)	—
Repurchase of common stock	(73,169)	(40,739)
Proceeds from shares issued pursuant to stock-based compensation plans	12,969	30,640
Excess tax benefit from stock-based compensation plans	6,005	19,098
Capital contribution	330	—

Cash used by financing activities	(55,885)	(12,402)

Effect of exchange rate changes on cash	14,530	(6,243)

Net increase in cash and cash equivalents	113,878	2,422
Cash and cash equivalents, beginning of period	289,442	203,681

Cash and cash equivalents, end of period	$403,320	$206,103

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2009.

The Company has performed a review for subsequent events through November 6, 2009.

Note 2. Accounting for Convertible Debt

On January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC Subtopic 470-20”). ASC Subtopic 470-20 requires that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Subtopic 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application required.

In June 2003, the Company issued $210 million of 3.0 percent senior convertible notes due in 2023. The net proceeds from the issuance were approximately $203.9 million. The Company has determined that the expected life of the notes should be seven years since the notes are first redeemable in June 2010. The Company estimates that its nonconvertible borrowing rate for debt with a seven year maturity issued in June 2003 was 6.0 percent. Accordingly, the value of the liability component of the notes at the time of issuance was $174.4 million and the value of the equity component was $35.6 million.

The Company has retrospectively applied the provisions of ASC Subtopic 470-20 to its financial statements beginning in 2003. The retrospective application includes the separation of the liability and equity components of the convertible notes, the reallocation of the $6.1 million of issuance costs between the liability and equity components, an increase in interest expense for periods subsequent to issuance to reflect the estimated nonconvertible borrowing rate, and the related tax effects.

ASC Subtopic 470-20 also requires that when debt is extinguished, a gain or loss is recognized for the difference between the fair value of the liability component and its carrying value. The Company’s retrospective application, therefore, also includes the impact of conversions of notes with an aggregate principal amount of $18.6 million prior to January 1, 2009.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The carrying amounts of the convertible notes are as follows (in thousands):

	September 30, 2009	December 31, 2008
Liability component:
Principal amount	$61,489	$191,419
Unamortized discount	(1,185)	(7,682)
Unamortized issuance costs	(142)	(942)

	$60,162	$182,795

Equity component	$(115,100)	$222

The unamortized discount and issuance costs will be amortized through June 2010. As of September 30, 2009, 5.5 million shares of the Company’s common stock were issuable upon conversion of the remaining notes, valued at $155.0 million as of the closing market price on that day. The $155.0 million is in excess of the principal amount by $93.5 million.

The effective interest rate of the convertible notes is 6%. Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash interest (3% coupon)	$466	$1,575	$2,414	$4,725
Amortization of discount	435	1,400	2,155	4,131
Amortization of issuance costs	53	182	270	547

	$954	$3,157	$4,839	$9,403

The following table presents the effect of the retrospective application of ASC Subtopic 470-20 and related tax effects made to the Company’s previously reported Consolidated Statements of Income for the three month and nine month period ended September 30, 2008 (in thousands):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Earnings from operations	$76,650	$76,650	$196,413	$196,413

Interest expense	2,110	3,473	6,880	10,900
Other income, net	(4,956)	(4,956)	(8,627)	(8,627)

Earnings before income taxes	79,496	78,133	198,160	194,140

Income tax provision	23,863	23,354	59,750	58,224

Net earnings	$55,633	$54,779	$138,410	$135,916

Net earnings per share:
Basic	$0.40	$0.39	$1.00	$0.98

Diluted	$0.35	$0.35	$0.87	$0.87

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The following table presents the effect of the retrospective application of ASC Subtopic 470-20 and related tax effects made to the Company’s previously reported Consolidated Balance Sheet as of December 31, 2008 (in thousands):

	December 31, 2008
	As Reported	As Adjusted
Deferred income taxes, net	$5,047	$2,217
Total assets	1,243,907	1,241,077

Long-term debt	190,318	182,825
Common stock and additional paid-in capital	262,509	282,849
Retained earnings	592,766	577,090
Total shareholders’ equity	840,062	844,725
Total liabilities and shareholders’ equity	1,243,907	1,241,077

The following table presents the effect of the retrospective application of ASC Subtopic 470-20 and related tax effects made to the Company’s previously reported Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 (in thousands):

	Nine Months Ended September 30, 2008
	As Reported	As Adjusted
Net earnings	$138,410	$135,916
Depreciation and amortization	30,287	34,307
Deferred taxes	(1,465)	(2,991)
Cash provided by operating activities	129,776	129,776

Note 3. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$824	$701	$2,425	$1,945
Research and development	1,298	1,325	3,641	3,530
Selling, general and administrative	4,001	3,343	11,574	9,685

Stock-based compensation expense before income taxes	6,123	5,369	17,640	15,160
Income tax benefit	(1,866)	(1,524)	(5,287)	(3,980)

Total stock-based compensation expense after income taxes	$4,257	$3,845	$12,353	$11,180

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2009	2008
Stock-based compensation costs capitalized in inventory	$879	$962

As of September 30, 2009, the Company had $38.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.0 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and nine months ended September 30, 2009 and 2008 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Option Awards:
Risk-free interest rate	1.6%	—	1.5%	2.8%
Expected dividend yield	0.0%	—	0.0%	0.0%
Expected term	3.3 years	—	4.3 years	4.1 years
Expected volatility	48.1%	—	46.9%	40.8%

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	0.3%	1.7%
Expected dividend yield	—	—	0.0%	0.0%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	60.9%	50.0%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Option Awards:
Weighted average grant date fair value per share	$7.63	$—	$9.96	$12.25
Total fair value of awards granted	$140	$—	$10,534	$7,175
Total fair value of awards vested	$215	$177	$6,924	$8,243
Total intrinsic value of options exercised	$6,655	$12,039	$17,825	$76,709

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$21.49	$39.37	$25.37	$34.31
Total fair value of awards granted	$774	$83	$16,749	$18,981
Total fair value of awards vested	$237	$364	$17,047	$15,371

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$8.37	$10.32
Total fair value of shares estimated to be issued	$—	$—	$1,073	$1,039

The total amount of cash received from the exercise of stock options in the three months ended September 30, 2009 and 2008 was $4.0 million and $3.7 million, respectively, and the related tax benefit realized from the exercise of the stock options was $1.9 million and $4.5 million, respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2009 and 2008 was $10.4 million and $28.1 million, respectively, and the related tax benefit realized from the exercise of the stock options was $6.1 million and $22.3 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	9,218	$13.34	5.7
Granted	1,057	25.57
Exercised	(1,075)	9.67
Forfeited	(12)	22.10

Outstanding at September 30, 2009	9,188	$15.17	5.7	$121,314

Exercisable at September 30, 2009	7,640	$12.83	5.0	$117,211

Vested and expected to vest at September 30, 2009	9,111	$15.07	5.7	$121,109

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,356	$23.98
Granted	660	$25.37
Vested	(755)	$19.50
Forfeited	(22)	$26.04

Outstanding at September 30, 2009	1,239	$27.42

There were approximately 135,000 shares issued under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”) during the nine months ended September 30, 2009. The 1999 ESPP expired for new offerings in January 2009. On May 1, 2009, the Company’s shareholders approved the FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”). The first offering period under the 2009 ESPP commenced on May 4, 2009. The Company has reserved 5,000,000 shares of common stock for issuance under the 2009 ESPP.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Numerator for earnings per share:
Net earnings, as reported	$60,035	$54,799	$169,959	$135,916
Interest associated with convertible notes, net of tax	404	1,961	3,200	5,815

Net earnings available to common shareholders – diluted	$60,439	$56,760	$173,159	$141,731

Denominator for earnings per share:
Weighted average number of common shares outstanding	151,573	139,211	148,475	138,090
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	2,996	4,988	3,297	5,378
Assumed conversion of convertible notes	5,718	18,925	9,705	18,925

Diluted shares outstanding	160,287	163,124	161,477	162,393

The effect of stock options and restricted stock units for the three and nine months ended September 30, 2009 that aggregated 830,000 shares and 663,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since the effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, no shares of stock underlying outstanding stock options or restricted stock units were excluded from the calculations of diluted earnings per share.

Note 5. Fair Value of Financial Instruments

As of September 30, 2009, the Company had $298.7 million of cash equivalents. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures.” The Company does not have any other financial assets or liabilities that are measured at fair value.

As of September 30, 2009, the Company had $60.2 million of convertible notes included in long-term debt. The fair value of the convertible notes, estimated based on quoted market prices of the convertible notes, as of September 30, 2009 was $156.8 million.

Note 6. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $2.5 million and $1.3 million at September 30, 2009 and December 31, 2008, respectively.

Note 7. Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw material and subassemblies	$134,997	$129,108
Work-in-progress	47,121	40,325
Finished goods	39,576	38,054

	$221,694	$207,487

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Property and Equipment

Property and equipment are net of accumulated depreciation of $98.9 million and $86.5 million at September 30, 2009 and December 31, 2008, respectively.

Note 9. Goodwill

The carrying value of goodwill by reporting segment and the activity for the nine months ended September 30, 2009 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Total
Balance, December 31, 2008	$12,802	$102,313	$110,570	$225,685
Business acquisitions	—	1,323	8,585	9,908
Other	—	(585)	(8)	(593)
Currency translation adjustments	448	3,381	230	4,059

Balance, September 30, 2009	$13,250	$106,432	$119,377	$239,059

Note 10. Intangible Assets

Intangible assets are net of accumulated amortization of $49.9 million and $43.5 million at September 30, 2009 and December 31, 2008, respectively.

Note 11. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Accrued product warranties, beginning of period	$8,095	$7,961	$7,826	$6,594
Amounts paid for warranty services	(2,444)	(1,880)	(6,996)	(5,879)
Warranty provisions for products sold	2,784	1,883	7,454	7,249
Other	—	—	151	—

Accrued product warranties, end of period	$8,435	$7,964	$8,435	$7,964

Note 12. Credit Agreements

At September 30, 2009, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $11.7 million of letters of credit outstanding, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
		(As Adjusted)
Convertible notes	$61,489	$191,419
Issuance cost and discount of the convertible notes	(1,327)	(8,624)
Other long-term debt	38	30

	$60,200	$182,825

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

In addition, in July 2009, convertible notes with an aggregate principal amount of $30.1 million were converted into 2.7 million shares of the Company’s common stock. The Company recognized a gain of $0.3 million from the extinguishment of the notes, which is reported in other expense (income), net.

Note 14. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2009 (in thousands):

Common stock and additional paid-in capital, December 31, 2008 (as adjusted)	$282,848
Income tax benefit of common stock options exercised	6,113
Common stock issued pursuant to stock-based compensation plans, net	8,260
Stock-based compensation expense	17,556
Repurchase of common stock	(73,169)
Conversion of convertible debt	125,288
Capital contribution	330

Common stock and additional paid in capital, September 30, 2009	$367,226

During the nine months ended September 30, 2009, the Company repurchased 3,231,700 shares of the Company’s common stock under the February 2009 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock through open market purchases, privately negotiated transactions including accelerated stock repurchase agreements, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934. The February 2009 repurchase authorization will expire in February 2011.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Net earnings	$60,035	$54,779	$169,959	$135,916
Translation adjustment	22,745	(43,803)	29,885	(17,592)

Total comprehensive earnings	$82,780	$10,976	$199,844	$118,324

Note 16. Contingencies

In June 2007, the Company was named as a nominal defendant in a shareholder derivative action filed in the United States District Court for the District of Oregon: Kathleen Edith Sommers v. Earl R. Lewis, et al. The Sommers complaint alleged that certain stock options granted by the Company were improperly dated, purported to assert claims under various common law theories and under the federal securities laws and alleged the Company is entitled to damages from various individual defendants on a variety of legal theories. Following orders of dismissal entered on June 16, 2008 and February 12, 2009, the court entered a judgment dismissing the amended complaint with prejudice on February 19, 2009. This ruling was appealed to the United States Court of Appeals for the Ninth Circuit. On September 9, 2009, plaintiff stipulated to a dismissal of her appeal with prejudice. On September 10, 2009, an Order to this effect was entered by the Court of Appeals. This case is now concluded.

The Company and its subsidiary, Indigo Systems Corporation, (together, the “FLIR Parties”) were named in a lawsuit filed by Raytheon Company on March 2, 2007 in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserts claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon has abandoned all of its other claims except its patent claims which are currently set for trial to commence on April 19, 2010. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 17. Income Taxes

As of September 30, 2009, the Company had approximately $5.4 million of net unrecognized tax benefits of which all $5.4 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of statute of limitations.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2009, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Income Taxes – Continued

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 – 2008
State of Oregon	1999 – 2008
State of Massachusetts	2002 – 2008
State of California	2003 – 2008
Sweden	2002 – 2008
United Kingdom	2006 – 2008
Germany	2003 – 2008
France	2006 – 2008

Note 18. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue – External Customers:
Government Systems	$162,985	$151,743	$485,552	$397,004
Thermography	69,933	79,161	200,641	239,400
Commercial Vision Systems	52,635	45,836	149,334	138,220

	$285,553	$276,740	$835,527	$774,624

Revenue – Intersegments:
Government Systems	$5,001	$4,918	$16,169	$25,420
Thermography	2,975	2,416	8,331	6,096
Commercial Vision Systems	4,314	6,279	14,198	17,467
Eliminations	(12,290)	(13,613)	(38,698)	(48,983)

	$—	$—	$—	$—

Earnings from operations:
Government Systems	$71,802	$64,166	$217,597	$159,753
Thermography	18,265	16,702	49,591	47,886
Commercial Vision Systems	11,728	10,134	36,298	29,412
Other	(12,476)	(14,352)	(46,140)	(40,638)

	$89,319	$76,650	$257,346	$196,413

	September 30, 2009	December 31, 2008
Segment assets (accounts receivable, net and inventories):
Government Systems	$266,440	$273,821
Thermography	101,439	112,728
Commercial Vision Systems	62,894	60,121

	$430,773	$446,670

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information – (Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$161,207	$190,556	$496,480	$495,459
Europe	59,516	51,521	167,242	172,295
Other foreign	64,830	34,663	171,805	106,870

	$285,553	$276,740	$835,527	$774,624

Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2009	December 31, 2008
United States	$339,714	$318,183
Europe	116,037	105,813
Other foreign	4,358	2,362

	$460,109	$426,358

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
US Government	$125,067	$118,455	$375,310	$308,818

Note 19. Business Acquisitions

In April 2009, the Company acquired certain assets from Infrared Korea, Ltd. (“Korea”), a distributor of infrared camera systems, for $2.0 million in cash. The portion of the $2.0 million purchase price in excess of the assets acquired is reported in intangible assets and goodwill of $0.6 million and $1.3 million, respectively, in the Thermography business segment.

In June 2009, the Company acquired all of the outstanding stock of Salvador Imaging, Inc. (“Salvador”), a leading provider of high-performance visible and low light imaging systems, for approximately $13.1 million in cash. The Company has recorded $2.9 million of identifiable intangible assets and $8.6 million of goodwill in the Commercial Vision Systems business segment.

The operating results of these acquisitions are included in the Company’s results of operations since their respective dates of acquisition. The goodwill recognized on both of these acquisitions is not deductible for United States tax purposes.

These acquisitions are not significant, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position. Accordingly, pro forma financial statements of the combined entities are not presented.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 20. Subsequent Event

On October 19, 2009, the Company acquired all of the outstanding stock of OmniTech Partners, Inc., Optical Systems Technology, Inc. and Keystone Applied Technologies, Inc., operating together as a provider in the development and manufacturing of weapon-mounted image intensified and fused image intensified/thermal imagers, for approximately $42.0 million in cash.

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

Results of Operations

Revenue. Revenue for the three months ended September 30, 2009 increased by 3.2 percent, from $276.7 million in the third quarter of 2008 to $285.6 million in the third quarter of 2009. Revenue for the nine months ended September 30, 2009 increased 7.9 percent, from $774.6 million in the first nine months of 2008 to $835.5 million in the first nine months of 2009. World-wide revenues for both the three and nine month periods were impacted by currency translation as the US dollar was stronger in 2009 compared to the same periods of 2008. The effects of exchange rates decreased our consolidated revenue for the third quarter and first nine months of 2009 by 1.9 percent and 5.0 percent, respectively, over the same periods of 2008.

Government Systems revenue increased $11.2 million, or 7.4 percent, from $151.7 million in the third quarter of 2008 to $163.0 million in the third quarter of 2009. Government Systems revenue for the nine months ended September 30, 2009 increased $88.5 million, or 22.3 percent, from $397.0 million in the first nine months of 2008 to $485.6 million in the first nine months of 2009. The increase in Government Systems revenue in the third quarter and the first nine months of 2009 compared to the same periods in 2008 was primarily due to an increase in unit sales of our large-gimbaled systems.

Thermography revenue decreased $9.2 million, or 11.7 percent, from $79.2 million in the third quarter of 2008 to $69.9 million in the third quarter of 2009. Thermography revenue for the nine months ended September 30, 2009 decreased $38.8 million, or 16.2 percent, from $239.4 million in the first nine months of 2008 to $200.6 million in the first nine months of 2009. The decrease in Thermography revenue in both the three and nine month periods was primarily due to lower demand for high-value products and currency translation. The effects of exchange rates decreased Thermography revenue for the third quarter and first nine months of 2009 by 1.7 percent and 6.7 percent, respectively, over the same periods of 2008.

Commercial Vision Systems revenue increased $6.8 million, or 14.8 percent, from $45.8 million in the third quarter of 2008 to $52.6 million in the third quarter of 2009. Commercial Vision Systems revenue for the nine months ended September 30, 2009 increased $11.1 million, or 8.0 percent, from $138.2 million in the first nine months of 2008 to $149.3 million in the first nine months of 2009. The increase in Commercial Vision Systems revenue in the third quarter and first nine months of 2009 compared to the same periods in 2008 was primarily due to increased unit sales in our cores and components product lines. The effects of exchange rates decreased Commercial Vision Systems revenue for the third quarter and first nine months of 2009 by 2.4 percent and 3.7 percent, respectively, over the same periods of 2008.

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

As a percentage of revenue, international sales were 43.5 percent and 31.1 percent for the quarters ended September 30, 2009 and 2008, respectively, and 40.6 percent and 36.0 percent for the nine months ended September 30, 2009 and 2008, respectively. The increase in international revenue as a percentage of total revenue is primarily due to the weakened economic conditions in the United States in 2009 as compared to 2008. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales will continue to comprise a significant percentage of total revenue.

At September 30, 2009, we had an order backlog of $608 million. Backlog in the Government Systems, Thermography and Commercial Vision Systems divisions was $487 million, $28 million and $93 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended September 30, 2009 was $162.8 million compared to $155.3 million for the same quarter last year. Gross profit for the nine months ended September 30, 2009 was $482.5 million compared to $432.7 million for the same period of 2008. As a percentage of revenue, gross profit increased from 56.1 percent in the third quarter of 2008 to 57.0 percent in the third quarter of 2009, and from 55.9 percent in the first nine months of 2008 to 57.7 percent in the first nine months of 2009. The increase in gross profit as a percentage of revenue for both the three and nine month periods in 2009 was primarily due to cost and production efficiencies related to increased volume, product mix and lower production costs in Sweden.

Research and development expenses. Research and development expenses for the third quarter of 2009 totaled $21.3 million, compared to $21.6 million in the third quarter of 2008. Research and development expenses for the first nine months of 2009 and 2008 were $66.9 million and $68.3 million, respectively. The decrease in research and development expenses was due to cost containment efforts in response to current economic conditions and currency translation. As a percentage of revenue, research and development expenses were 7.5 percent and 7.8 percent for the three months ended September 30, 2009 and 2008, respectively, and 8.0 percent and 8.8 percent for the nine months ended September 30, 2009 and 2008, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $52.2 million for the quarter ended September 30, 2009, compared to $57.0 million for the quarter ended September 30, 2008. Selling, general and administrative expenses for the first nine months of 2009 and 2008 were $158.2 million and $167.9 million, respectively. The decrease in selling, general and administrative expenses was due to cost containment efforts in response to current economic conditions and currency translation. Selling, general and administrative expenses as a percentage of revenue were 18.3 percent and 20.6 percent for the quarters ended September 30, 2009 and 2008, respectively, and 18.9 percent and 21.7 percent for the nine months ended September 30, 2009 and 2008, respectively.

Interest expense. Interest expense for the third quarter and first nine months of 2009 was $1.2 million and $5.7 million, respectively, compared to $3.5 million and $10.9 million for the same periods of 2008. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense in 2009 compared to the same period of 2008 is primarily due to the conversion of some of our outstanding convertible notes in the fourth quarter of 2008 and the third quarter of 2009 and the exchange of a portion of the convertible notes pursuant to the Company’s exchange offer in the first quarter of 2009.

Other income/expense. For the quarter and nine months ended September 30, 2009, we recorded other expense of $1.7 million and $1.7, respectively, compared to other income of $5.0 million and $8.6 million for the same periods of 2008. Other expense in 2009 and other income in 2008 primarily consist of interest income earned on short-term investments and foreign currency transaction gains and losses.

Income taxes. The income tax provision of $79.9 million for the nine months ended September 30, 2009, represents an effective tax rate of 32.0 percent for that period. We expect the annual effective tax rate for the full year of 2009 to be approximately 32 percent to 33 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents on hand of $403.3 million compared to $289.4 million at December 31, 2008. The increase in cash and cash equivalents was primarily due to cash provided from operations, offset by the purchase of shares of our outstanding common stock, capital expenditures and business acquisitions.

Cash used in investing activities of $44.2 million for the nine months ended September 30, 2009 primarily related to capital expenditures and the acquisition of Salvador. Cash used in investing activities of $108.7 million for the nine months ended September 30, 2008 includes the acquisitions of Cedip Infrared Systems and Ifara Tecnologias, S.L. for $79.3 million, capital expenditures and other investments.

Cash used in financing activities of $55.9 million for the nine months ended September 30, 2009 primarily related to the repurchase of 3.2 million shares of our common stock, partially offset by cash provided from our stock-based compensation plans. Cash used in financing activities of $12.4 million for the nine months ended September 30, 2008 primarily related to the repurchase of 1.4 million shares of our common stock and the repayment of borrowings under the Credit Agreement, partially offset by cash provided from our stock-based compensation plans.

On October 6, 2006, we entered into the Credit Agreement, which provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Swedish Kronor, Sterling and other agreed upon currencies.

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.037 percent and the prime lending rate was 3.25 percent at September 30, 2009. These rates were 2.175 percent and 3.25 percent, respectively, at December 31, 2008. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At September 30, 2009 and December 31, 2008, the commitment fee rate was 0.175 percent. The Credit Agreement contains five financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and, commencing December 31, 2009, a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2009 and December 31, 2008, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. We had $11.7 million and $12.5 million of letters of credit outstanding under the Credit Agreement at September 30, 2009 and December 31, 2008, respectively, which reduces the total available credit thereunder.

A Sweden subsidiary has a 30 million Swedish Kronor (approximately $4.3 million) line of credit with an interest rate at 0.95 percent at September 30, 2009. At September 30, 2009, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

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

On February 5, 2009, we commenced an exchange offer for any and all of the outstanding convertible notes. The offer was made pursuant to an Offer to Exchange and related documents, each dated February 5, 2009, and the completion of the offer was subject to conditions described in the offer documents. Holders who elected to exchange their notes in this offer and whose notes were accepted for exchange by us received 90.1224 shares of our common stock and a cash payment of $20 per $1,000 principal amount of notes. The offer expired on March 9, 2009. Notes with an aggregate principal amount of $99.9 million were exchanged pursuant to the exchange offer for approximately 9.0 million shares of the Company’s common stock and approximately $2.0 million in cash.

In addition, in July 2009, convertible notes with an aggregate principal amount of $30.1 million were converted into 2.7 million shares of the Company’s common stock.

As of September 30, 2009, notes with an aggregate principal value of $148.5 million have been converted into 13.4 million shares of the Company’s common stock.

On January 1, 2009, we adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC Subtopic 470-20”). ASC Subtopic 470-20 requires that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Subtopic 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 with retrospective application.

Accordingly, we have retrospectively applied the provisions of ASC Subtopic 470-20 to our financial statements beginning in 2003. The retrospective application includes the separation of the liability and equity components of the convertible notes, the reallocation of the $6.1 million of issuance costs between the liability and equity components, an increase in interest expense for periods subsequent to issuance to reflect the estimated nonconvertible borrowing rate, and the related tax effects.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”), which establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Company has adopted ASC Topic 105, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Accordingly, the Company will adopt ASU 2009-13 on January 1, 2011. The Company’s adoption of ASU 2009-13 is not expected to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Accordingly, the Company will adopt ASU 2009-13 on January 1, 2011. The Company’s adoption of ASU 2009-13 is not expected to have a material impact on its consolidated financial statements.

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

Contractual Obligations

As of September 30, 2009, our contractual obligations on our long-term debt were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$61,525	$20	$16	$—	$61,489
Interest on long-term debt	26,133	1,845	3,689	3,689	16,909

There have been no other material changes to our contractual obligations outside the ordinary course of our business since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2009	1,120,000	$21.40	1,120,000

Total	1,120,000	$21.40	1,120,000	16,768,300

(1)	All shares were purchased in open market transactions.

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

FLIR SYSTEMS, INC.

Date November 9, 2009	/s/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)