Form 10-Q
period 2010-03-31
FLIR SYSTEMS INC
filed 2010-05-07
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

At April 30, 2010, there were 153,341,348 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$287,298	$271,996
Cost of goods sold	121,944	114,281

Gross profit	165,354	157,715
Operating expenses:
Research and development	24,803	22,409
Selling, general and administrative	56,208	51,940

Total operating expenses	81,011	74,349
Earnings from operations	84,343	83,366
Interest expense	1,224	2,778
Other income, net	(307)	(1,024)

Earnings before income taxes	83,426	81,612
Income tax provision	27,531	27,340

Net earnings	$55,895	$54,272

Net earnings per share:
Basic	$0.37	$0.38

Diluted	$0.35	$0.35

Weighted average shares outstanding:
Basic	152,899	143,819

Diluted	161,604	162,578

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$461,820	$422,047
Accounts receivable, net	224,400	234,974
Inventories	223,075	216,500
Prepaid expenses and other current assets	71,215	93,276
Deferred income taxes, net	13,107	13,231

Total current assets	993,617	980,028
Property and equipment, net	168,269	139,112
Deferred income taxes, net	5,391	5,322
Goodwill	272,855	262,331
Intangible assets, net	59,228	59,180
Other assets	30,947	48,571

	$1,530,307	$1,494,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,226	$53,319
Deferred revenue	14,981	20,986
Accrued payroll and related liabilities	34,810	39,809
Accrued product warranties	9,196	9,438
Advance payments from customers	12,183	8,616
Accrued expenses	20,815	25,941
Accrued income taxes	3,813	13,273
Other current liabilities	10,352	15,504

Total current liabilities	172,376	186,886

Long-term debt	58,496	58,022
Deferred tax liability, net	3,328	2,222
Accrued income taxes	4,850	4,550
Pension and other long-term liabilities	37,685	39,115
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 153,014 and 152,826 shares issued at March 31, 2010, and December 31, 2009, respectively, and additional paid-in capital	396,892	389,316
Retained earnings	863,198	807,303
Accumulated other comprehensive earnings (loss)	(6,518)	7,130

Total shareholders’ equity	1,253,572	1,203,749

	$1,530,307	$1,494,544

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$55,895	$54,272
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,766	9,925
Disposal and write-offs of property and equipment	—	282
Deferred income taxes	1,264	(525)
Stock-based compensation arrangements	6,134	5,178
Cash inducement on exchange offer of convertible notes	—	1,997
Other non-cash items	(118)	(1,474)
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	8,019	64
Increase in inventories	(7,889)	(6,325)
Decrease in prepaid expenses and other current assets	21,066	3,514
Increase (decrease) in other assets	(257)	1,012
Increase in accounts payable	13,255	11,828
Decrease in deferred revenue	(7,444)	(2,249)
Decrease in accrued payroll and other current liabilities	(6,634)	(16,349)
(Decrease) increase in accrued income taxes	(11,505)	11,994
(Decrease) increase in pension and other long-term liabilities	(1,341)	1,184

Cash provided by operating activities	82,211	74,328

Cash flows from investing activities:
Additions to property and equipment, net	(36,850)	(12,848)
Proceeds from sale of property and equipment	—	2,874
Other investments	(1,000)	(1,000)

Cash used by investing activities	(37,850)	(10,974)

Cash flows from financing activities:
Proceeds from short term debt	9	—
Repayment of capital leases and other long-term debt	(6)	(5)
Cash inducement on exchange offer for convertible notes	—	(1,997)
Repurchase of common stock	—	(21,155)
Capital contribution	55	—
Proceeds from exercise of stock options	1,148	4,402
Excess tax benefit from stock-based compensation arrangements	410	2,623

Cash provided (used) by financing activities	1,616	(16,132)

Effect of exchange rate changes on cash	(6,204)	(9,399)

Net increase in cash and cash equivalents	39,773	37,823
Cash and cash equivalents, beginning of period	422,047	289,442

Cash and cash equivalents, end of period	$461,820	$327,265

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2010.

Reclassification

A reclassification of $9.3 million has been made from other current assets to other current liabilities on the December 31, 2009 balance sheet to properly classify the balance of value added taxes payable as a current liability. In addition, a reclassification of $0.7 million has been made from deferred revenue to accrued product warranties. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Note 2. Accounting for Convertible Debt

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

The carrying amount of the convertible notes is as follows (in thousands):

	March 31, 2010	December 31, 2009
Liability component:
Principal amount	$58,782	$58,782
Unamortized discount	(278)	(706)
Unamortized issuance costs	(34)	(85)

	$58,470	$57,991

Equity component	$(119,724)	$(119,724)

The unamortized discount and issuance costs will be amortized through June 2010. As of March 31, 2010, 5.3 million shares of the Company’s common stock were issuable upon conversion of the remaining notes, valued at $149.3 million as of the closing market price on that day. The $149.3 million is in excess of the principal amount by $90.5 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The effective interest rate of the convertible notes is 6%. Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash interest (3% coupon)	$441	$1,261
Amortization of discount	428	1,086
Amortization of issuance costs	51	137

	$920	$2,484

Note 3. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of goods sold	$889	$779
Research and development	1,284	1,170
Selling, general and administrative	3,961	3,229

Stock-based compensation expense before income taxes	6,134	5,178
Income tax benefit	(1,960)	(1,475)

Total stock-based compensation expense after income taxes	$4,174	$3,703

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2010	2009
Stock-based compensation costs capitalized in inventory	$888	$850

As of March 31, 2010, the Company had $25.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.

There were no stock option awards granted or employee stock purchase plan enrollments during the three months ended March 31, 2010 and 2009.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Stock Option Awards:
Weighted average grant date fair value per share	$—	$—
Total fair value of awards granted	$—	$—
Total fair value of awards vested	$4,165	$5,460
Total intrinsic value of options exercised	$3,735	$8,035

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$26.64	$23.60
Total fair value of awards granted	$466	$297
Total fair value of awards vested	$327	$4,866

The total amount of cash received from the exercise of stock options in the three months ended March 31, 2010 and 2009 was $1.1 million and $4.4 million, respectively, and the related tax benefit realized from the exercise of the stock options was $0.4 million and $2.9 million, respectively.

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	8,387	$15.81	5.6
Granted	—	—
Exercised	(175)	6.57
Forfeited	(8)	29.51

Outstanding at March 31, 2010	8,204	$16.00	5.4	$103,471

Exercisable at March 31, 2010	7,182	$14.43	4.9	$101,254

Vested and expected to vest at March 31, 2010	8,152	$15.93	5.4	$103,360

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	1,226	$27.41
Granted	18	26.64
Vested	(11)	23.84
Forfeited	(9)	29.51

Outstanding at March 31, 2010	1,224	$27.06

There were no shares issued under the 2009 Employee Stock Purchase Plan during the three months ended March 31, 2010.

Note 4. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator for earnings per share:
Net earnings, as reported	$55,895	$54,272
Interest expense, extinguishment gain and other expenses associated with convertible notes, net of tax	564	2,009

Net earnings available to common shareholders – diluted	$56,459	$56,281

Denominator for earnings per share:
Weighted average number of common shares outstanding	152,899	143,819
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	3,407	3,508
Assumed conversion of convertible notes	5,298	15,251

Diluted shares outstanding	161,604	162,578

The effect of stock options and restricted stock units for the three months ended March 31, 2010 and March 31, 2009 that aggregated 321,000 shares and 376,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since the effect would have been anti-dilutive.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Fair Value of Financial Instruments

As of March 31, 2010, the Company had $328.1 million of cash equivalents. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” The Company does not have any other financial assets or liabilities that are measured at fair value.

As of March 31, 2010, the Company had $58.8 million of convertible notes included in long-term debt. The fair value of the convertible notes, estimated based on quoted market prices of the convertible notes, as of March 31, 2010 was $149.3 million.

Note 6. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $2.0 million and $2.0 million at March 31, 2010 and December 31, 2009, respectively.

Note 7. Inventories

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw material and subassemblies	$158,993	$144,555
Work-in-progress	47,439	37,732
Finished goods	16,643	34,213

	$223,075	$216,500

Note 8. Property and Equipment

Property and equipment are net of accumulated depreciation of $109.4 million and $102.9 million at March 31, 2010 and December 31, 2009, respectively.

Note 9. Goodwill

The carrying value of goodwill by reporting segment and the activity for the three months ended March 31, 2010 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Total
Balance, December 31, 2009	$37,584	$105,501	$119,246	$262,331
Acquisition	—	—	13,714	13,714
Currency translation adjustments	(28)	(2,784)	(455)	(3,267)
Other	—	77	—	77

Balance, March 31, 2010	$37,556	$102,794	$132,505	$272,855

Note 10. Intangible Assets

Intangible assets are net of accumulated amortization of $56.7 million and $53.0 million at March 31, 2010 and December 31, 2009, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2010	2009
Accrued product warranties, beginning of period	$9,438	$7,826
Amounts paid for warranty services	(2,705)	(3,134)
Warranty provisions for products sold	2,463	3,233

Accrued product warranties, end of period	$9,196	$7,925

Note 12. Credit Agreements

At March 31, 2010, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $9.1 million of letters of credit outstanding, which reduces the total available credit.

Note 13. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Convertible notes (see Note 2)	$58,782	$58,782
Issuance cost and discount of the convertible notes	(312)	(791)
Other long-term debt	26	31

	$58,496	$58,022

Note 14. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2010 (in thousands):

Common stock and additional paid-in capital, December 31, 2009	$389,316
Income tax benefit of common stock options exercised	430
Common stock issued pursuant to stock-based compensation plans, net	1,023
Stock-based compensation expense	6,123

Common stock and additional paid-in capital, March 31, 2010	$396,892

Note 15. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net earnings	$55,895	$54,272
Translation adjustment	(13,648)	(20,856)

Total comprehensive earnings	$42,247	$33,416

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Contingencies

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon has abandoned all of its other claims except its claims relating to four patents which are currently set for trial to commence on September 20, 2010. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 17. Income Taxes

As of March 31, 2010, the Company had approximately $5.1 million of net unrecognized tax benefits of which all $5.1 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of statute of limitations.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2010, the Company had approximately $576,000 of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 –2009
State of Oregon	1999 –2009
State of Massachusetts	2005 –2009
State of California	2004 –2009
Sweden	2003 –2009
United Kingdom	2007 –2009
Germany	2004 –2009
France	2006 –2009

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue – External Customers:
Government Systems	$158,344	$162,208
Thermography	75,563	63,931
Commercial Vision Systems	53,391	45,857

	$287,298	$271,996

Revenue – Intersegments:
Government Systems	$5,565	$6,432
Thermography	2,129	2,296
Commercial Vision Systems	7,596	5,566
Eliminations	(15,290)	(14,294)

	$—	$—

Earnings from operations:
Government Systems	$62,784	$73,385
Thermography	20,170	15,949
Commercial Vision Systems	13,811	11,299
Other	(12,422)	(17,267)

	$84,343	$83,366

	March 31, 2010	December 31, 2009
Segment assets (accounts receivable, net and inventories):
Government Systems	$282,719	$283,683
Thermography	99,691	105,156
Commercial Vision Systems	65,065	62,635

	$447,475	$451,474

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$165,510	$171,513
Europe	64,580	59,955
Other foreign	57,208	40,528

	$287,298	$271,996

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Operating Segments and Related Information – (Continued)

Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2010	December 31, 2009
United States	$409,068	$387,169
Europe	113,745	116,850
Other foreign	8,486	5,175

	$531,299	$509,194

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
US Government	$109,030	$123,442

Note 19. Business Acquisition

In December 2009, the Company acquired all of the outstanding stock of Directed Perception, Inc. for approximately $20.2 million in cash. During the three months ended March 31, 2010, the Company completed its allocation of the purchase price and has recorded identifiable intangible assets and goodwill of approximately $4.8 million and $13.7 million, respectively, in the Commercial Vision Systems business segment.

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

Results of Operations

Revenue. Revenue for the three months ended March 31, 2010 increased by 5.6 percent, from $272.0 million in the first quarter of 2009 to $287.3 million in the first quarter of 2010.

Government Systems revenue decreased $3.9 million, or 2.4 percent, from $162.2 million in the first quarter of 2009 to $158.3 million in the first quarter of 2010. The decrease in Government Systems revenue in the first quarter of 2010 compared to the same period in 2009 was primarily due to a decrease in revenue from large stabilized gimbal products.

Thermography revenue increased $11.6 million, or 18.2 percent, from $63.9 million in the first quarter of 2009 to $75.6 million in the first quarter of 2010. The increase in Thermography revenue was primarily due to increased sales across most product lines in the United States and Asia and currency translation for worldwide revenues as the US dollar was weaker in the first quarter of 2010 compared to the same period of 2009.

Commercial Vision Systems revenue increased $7.5 million, or 16.4 percent, from $45.9 million in the first quarter of 2009 to $53.4 million in the first quarter of 2010. The increase in Commercial Vision Systems revenue in the first quarter of 2010 compared to the same period in 2009 was due to increased unit sales across most of our product lines.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2010 of approximately 9 percent, the mix of revenue between our three business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 42.4 percent and 36.9 percent for the quarters ended March 31, 2010 and 2009, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At March 31, 2010, we had an order backlog of $543 million, a decrease of $20 million from backlog at December 31, 2009. Backlog in the Government Systems, Thermography and Commercial Vision Systems divisions was $418 million, $24 million and $101 million, respectively. The decrease in the backlog during the first quarter of 2010 was primarily due to slowing US Government order activity. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended March 31, 2010 was $165.4 million compared to $157.7 million for the same quarter last year. As a percentage of revenue, gross profit decreased slightly from 58.0 percent in the first quarter of 2009 to 57.6 percent in the first quarter of 2010.

Research and development expenses. Research and development expenses for the first quarter of 2010 totaled $24.8 million, compared to $22.4 million in the first quarter of 2009. The increase in research and development expenses was primarily due to increased investment in new product development in all business segments. As a percentage of revenue, research and development expenses were 8.6 percent and 8.2 percent for the three months ended March 31, 2010 and 2009, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $56.2 million for the quarter ended March 31, 2010, compared to $51.9 million for the quarter ended March 31, 2009. The increase in selling, general and administrative expenses was primarily due to increased spending in each of our divisions to drive future growth, including our acquisitions in 2009, partially offset by reduced corporate legal expenses. Selling, general and administrative expenses as a percentage of revenue were 19.6 percent and 19.1 percent for the quarters ended March 31, 2010 and 2009, respectively.

Interest expense. Interest expense for the first quarter of 2010 was $1.2 million, compared to $2.8 million for the same period of 2009. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of the discount recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense for the first quarter of 2010 compared to the same period of 2009 is primarily due to the conversion and exchange of a portion of our outstanding convertible notes during 2009.

Other income/expense. For the quarter ended March 31, 2010, we recorded other income of $0.3 million, compared to other income of $1.0 million for the same period of 2009. Other income for the quarter ended March 31, 2010 includes interest income of $0.3 million and foreign currency losses of $0.2 million. Other income for the quarter ended March 31, 2009 includes interest income of $0.6 million and foreign currency gains of $0.9 million.

Income taxes. The income tax provision of $27.5 million for the three months ended March 31, 2010, represents an effective tax rate of 33.0 percent. We expect the annual effective tax rate for the full year of 2010 to be approximately 32 percent to 34 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents on hand of $461.8 million compared to $422.0 million at December 31, 2009. The increase in cash and cash equivalents was primarily due to cash provided from operations, offset by capital expenditures.

Cash used in investing activities of $37.9 million for the three months ended March 31, 2010 primarily related to capital expenditures, including the purchase of a building in Goleta, California to support the needs of our Commercial Vision Systems operations. Cash used in investing activities of $11.0 million for the three months ended March 31, 2009 was primarily related to capital expenditures.

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

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.042 percent and the prime lending rate was 3.25 percent at March 31, 2010. These rates were 1.001 percent and 3.25 percent, respectively, at December 31, 2009. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At March 31, 2010 and December 31, 2009, the commitment fee rate was 0.175 percent. The Credit Agreement contains six financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At March 31, 2010 and December 31, 2009, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. We had $9.1 million and $7.8 million of letters of credit outstanding under the Credit Agreement at March 31, 2010 and December 31, 2009, respectively, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $4.1 million) line of credit with an interest rate at 0.95 percent at March 31, 2010. At March 31, 2010, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

In June 2003, we issued $210 million of 3.0 percent senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance were approximately $203.9 million. Issuance costs are being amortized over a period of seven years. Interest is payable semiannually on June 1 and December 1 of each year. The holders of the notes may convert all or some of their notes into shares of our common stock at a conversion rate of 90.1224 shares per $1,000 principal amount of notes prior to the maturity date in certain circumstances. We have provided notice of both our intent to redeem for cash all or part of the notes on June 8, 2010 and the right of note holders to require us to repurchase the notes on June 1, 2010. The convertible notes are eligible for conversion at the option of the note holders and we anticipate note holders will elect to convert after June 1, 2010 but before June 8, 2010.

Cash provided from financing activities of $1.6 million for the three months ended March 31, 2010 primarily related to stock compensation programs. Cash used in financing activities of $16.1 million for the three months ended March 31, 2009 primarily related to repurchasing shares of our common stock and cash paid as an inducement for the exchange of our convertible debt, partially offset by cash generated by our stock compensation programs.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 on January 1, 2010. The Company’s adoption of ASU 2009-13 is not expected to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-14 on January 1, 2010. The Company’s adoption of ASU 2009-14 is not expected to have a material impact on its consolidated financial statements.

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2009. As described in Note 1 to the Consolidated Financial Statements included in the Form 10-K, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 16, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 27, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

EMPLOYMENT AGREEMENTS.

Earl R. Lewis. On May 5, 2010, the Company entered into an Employment Agreement with Earl R. Lewis pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Lewis and the Company dated as of May 6, 2009. The Agreement is for a term ending January 1, 2012, and provides for a minimum annual base salary of $825,000 for 2010 and 2011. Pursuant to the Agreement, Mr. Lewis will also be eligible for bonuses, incentive payments, and grants of stock options as determined by the Compensation Committee of the Company’s Board of Directors. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year’s base salary to Mr. Lewis’ estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a bonus in an amount not less than one year’s base salary. In addition, if the Company terminates the Agreement without Cause, all options and other equity awards granted to Mr. Lewis would immediately vest. If Mr. Lewis’s employment is terminated at a time when a successor as CEO has been identified, he will be paid through termination and will be eligible to receive a prorated award under the Company’s annual incentive plan then in effect. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers and specifies the time periods during which options granted after the date of the Agreement may be exercised after termination of the Agreement. The foregoing description of the Employment Agreement with Mr. Lewis does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

Stephen M. Bailey. On May 5, 2010, the Company entered into an Employment Agreement with Stephen M. Bailey pursuant to which Mr. Bailey is employed by the Company as Senior Vice President, Finance and Chief Financial Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Bailey and the Company dated as of May 6, 2009. The Agreement is for a term ending May 31, 2010, and provides for a minimum annual base salary of $400,000. Pursuant to the Agreement, Mr. Bailey will also be eligible for bonuses, incentive payments, and grants of stock options as determined by the Compensation Committee of the Company’s Board of Directors. The foregoing description of the Employment Agreement with Mr. Bailey does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

In addition, on May 5, 2010, the Company entered into a Professional Services Agreement with Stephen M. Bailey pursuant to which Mr. Bailey will provide services as needed for up to eight hours per week for 1) consultation regarding transition and historical matters relating to the Company’s business, and 2) advise the Company on the development of a Company-wide risk management program. The Professional Services Agreement is for a term beginning on June 1, 2010 and ending on May 31, 2011, and provides for a monthly payment of $12,500 with the possibility of additional payments if Mr. Bailey agrees to take on additional special projects requested by the Company. The foregoing description of the Professional Services Agreement with Mr. Bailey does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

Item 6.	Exhibits

Number	Description
10.1	Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of May 5, 2010.[1]

10.2	Executive Employment Agreement between FLIR Systems, Inc. and Stephen M. Bailey dated as of May 5, 2010.[1]

10.3	Professional Services Agreement between FLIR Systems, Inc. and Stephen M. Bailey dated as of May 5, 2010. [1]

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

1This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 7, 2010	/S/ STEPHEN M. BAILEY
Stephen M. Bailey
Sr. Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)