Form 10-Q
period 2010-06-30
FLIR SYSTEMS INC
filed 2010-08-06
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

At July 30, 2010, there were 158,113,330 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$331,133	$277,978	$618,431	$549,974
Cost of goods sold	147,810	116,030	269,754	230,311

Gross profit	183,323	161,948	348,677	319,663
Operating expenses:
Research and development	28,309	23,232	53,112	45,641
Selling, general and administrative	65,199	54,055	121,407	105,995

Total operating expenses	93,508	77,287	174,519	151,636
Earnings from operations	89,815	84,661	174,158	168,027
Interest expense	900	1,727	2,124	4,505
Other (income) expense, net	(1,926)	1,092	(2,233)	68

Earnings before income taxes	90,841	81,842	174,267	163,454
Income tax provision	31,387	26,189	58,918	53,529

Net earnings	$59,454	$55,653	$115,349	$109,925

Net earnings per share:
Basic	$0.38	$0.37	$0.75	$0.75

Diluted	$0.37	$0.35	$0.72	$0.70

Weighted average shares outstanding:
Basic	154,495	149,948	153,702	146,901

Diluted	161,643	161,354	161,626	162,041

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$284,521	$422,047
Accounts receivable, net	268,470	234,974
Inventories	243,246	216,500
Prepaid expenses and other current assets	89,433	93,276
Deferred income taxes, net	13,337	13,231

Total current assets	899,007	980,028
Property and equipment, net	178,159	139,112
Deferred income taxes, net	11,415	5,322
Goodwill	267,491	262,331
Intangible assets, net	59,679	59,180
Other assets	155,657	48,571

	$1,571,408	$1,494,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,349	$53,319
Deferred revenue	17,177	20,986
Accrued payroll and related liabilities	34,789	39,809
Accrued product warranties	17,299	9,438
Advance payments from customers	9,222	8,616
Accrued expenses	29,728	25,941
Accrued income taxes	7,794	15,504
Other current liabilities	11,849	13,273

Total current liabilities	199,207	186,886
Long-term debt	—	57,991
Deferred tax liability, net	1,432	2,222
Accrued income taxes	5,176	4,550
Pension and other long-term liabilities	42,982	39,146

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 157,934 and 152,826 shares issued at June 30, 2010, and December 31, 2009, respectively, and additional paid-in capital	433,033	389,316
Retained earnings	922,652	807,303
Accumulated other comprehensive (loss) earnings	(33,074)	7,130

Total shareholders’ equity	1,322,611	1,203,749

	$1,571,408	$1,494,544

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$115,349	$109,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,065	20,223
Disposal and write-offs of property and equipment	47	283
Deferred income taxes	(1,483)	(2,501)
Stock-based compensation plans	12,922	11,517
Cash inducement on exchange offer for convertible notes	—	1,997
Other non-cash items	4,314	(1,536)
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(7,190)	26,839
Increase in inventories	(12,141)	(10,166)
Decrease (increase) in prepaid expenses and other current assets	7,218	(5,607)
Increase in other assets	(6,925)	(2,673)
Increase in accounts payable	4,676	10,855
Decrease in deferred revenue	(3,599)	(3,683)
Decrease in accrued payroll and other liabilities	(12,229)	(29,495)
(Decrease) increase in accrued income taxes	(5,429)	742
Increase in pension and other long-term liabilities	4,296	5,341

Cash provided by operating activities	124,891	132,061

Cash flows from investing activities:
Additions to property and equipment	(44,069)	(29,723)
Proceeds from sale of property and equipment	210	2,884
Business acquisition, net of cash acquired	(174,695)	(13,148)
Other investments	(1,000)	(1,000)

Cash used by investing activities	(219,554)	(40,987)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt, net	(17)	(16)
Cash inducement on exchange offer for convertible notes	—	(1,997)
Repurchase of common stock	(33,290)	(49,205)
Proceeds from shares issued pursuant to stock-based compensation plans	6,351	8,965
Excess tax benefit from stock-based compensation plans	2,960	4,395
Capital contribution	55	165

Cash used by financing activities	(23,941)	(37,693)

Effect of exchange rate changes on cash	(18,922)	3,579

Net (decrease) increase in cash and cash equivalents	(137,526)	56,960
Cash and cash equivalents, beginning of period	422,047	289,442

Cash and cash equivalents, end of period	$284,521	$346,402

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

Note 2. Accounting for Convertible Debt

In June 2003, the Company issued $210 million of 3.0 percent senior convertible notes due in 2023. The net proceeds from the issuance were approximately $203.9 million. The Company determined that the expected life of the notes should be seven years since the notes were first redeemable in June 2010. The Company estimates that its nonconvertible borrowing rate for debt with a seven year maturity issued in June 2003 was 6.0 percent. Accordingly, the value of the liability component of the notes at the time of issuance was $174.4 million and the value of the equity component was $35.6 million.

In June 2010, $58.8 million of the outstanding convertible notes were converted into 5.3 million shares of the Company’s common stock in non-cash transactions.

The carrying amounts of the convertible notes are as follows (in thousands):

	June 30, 2010	December 31, 2009
Liability component:
Principal amount	$—	$58,782
Unamortized discount	—	(706)
Unamortized issuance costs	—	(85)

	$—	$57,991

Equity component	$(119,724)	$(119,724)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The unamortized discount and issuance costs were amortized through May 2010. The effective interest rate of the convertible notes was 6%. Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash interest (3% coupon)	$294	$687	$735	$1,948
Amortization of discount	279	635	706	1,720
Amortization of issuance costs	33	79	84	217

	$606	$1,401	$1,525	$3,885

Note 3. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$980	$822	$1,867	$1,602
Research and development	1,254	1,172	2,521	2,342
Selling, general and administrative	4,555	4,344	8,534	7,573

Stock-based compensation expense before income taxes	6,789	6,338	12,922	11,517
Income tax benefit	(2,134)	(1,946)	(4,092)	(3,421)

Total stock-based compensation expense after income taxes	$4,655	$4,392	$8,830	$8,096

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2010	2009
Stock-based compensation costs capitalized in inventory	$764	$806

As of June 30, 2010, the Company had $41.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.1 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and six months ended June 30, 2010 and 2009 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Option Awards:
Risk-free interest rate	1.5%	1.5%	1.5%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	4.3 years	4.3 years	4.3 years	4.3 years
Expected volatility	45.1%	46.9%	45.1%	46.9%

Employee Stock Purchase Plan:
Risk-free interest rate	0.3%	0.3%	0.3%	0.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	23.0%	60.9%	23.0%	60.9%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Option Awards:
Weighted average grant date fair value per share	$11.52	$10.01	$11.52	$10.01
Total fair value of awards granted	$7,299	$10,395	$7,299	$10,395
Total fair value of awards vested	$3,036	$1,249	$7,200	$6,709
Total intrinsic value of options exercised	$7,858	$3,136	$11,593	$11,171

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$30.27	$25.64	$30.14	$25.60
Total fair value of awards granted	$14,447	$15,678	$14,913	$15,975
Total fair value of awards vested	$15,023	$11,944	$15,350	$16,810

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$6.73	$8.37	$6.73	$8.37
Total fair value of shares estimated to be issued	$786	$1,073	$786	$1,073

The total amount of cash received from the exercise of stock options in the three months ended June 30, 2010 and 2009 was $2.2 million and $2.0 million, respectively, and the related tax benefit realized from the exercise of the stock options was $2.5 million and $1.3 million, respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2010 and 2009 was $3.4 million and $6.4 million, respectively, and the related tax benefit realized from the exercise of the stock options was $2.9 million and $4.3 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	8,387	$15.81	5.6
Granted	633	30.27
Exercised	(525)	6.55
Forfeited	(5)	19.33

Outstanding at June 30, 2010	8,490	$17.46	5.6	$102,473

Exercisable at June 30, 2010	7,139	$15.35	5.0	$100,274

Vested and expected to vest at June 30, 2010	8,422	$17.37	5.6	$102,363

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	1,226	$27.41
Granted	495	30.14
Vested	(508)	26.16
Forfeited	(19)	28.56

Outstanding at June 30, 2010	1,194	$29.06

There were approximately 124,000 shares issued under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) during the six months ended June 30, 2010. There were approximately 4,749,000 shares available at June 30, 2010 for future issuance under the 2009 ESPP.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for earnings per share:
Net earnings, as reported	$59,454	$55,653	$115,349	$109,925
Interest associated with convertible notes, net of tax	371	786	935	2,795

Net earnings available to common shareholders – diluted	$59,825	$56,439	$116,284	$112,720

Denominator for earnings per share:
Weighted average number of common shares outstanding	154,495	149,948	153,702	146,901
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	3,189	3,155	3,300	3,409
Assumed conversion of convertible notes	3,959	8,251	4,624	11,731

Diluted shares outstanding	161,643	161,354	161,626	162,041

The effect of stock options and restricted stock units for the three and six months ended June 30, 2010 that aggregated 406,000 and 514,000, respectively, and for the three and six months ended June 30, 2009 that aggregated 704,000 shares and 834,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since the effect would have been anti-dilutive

Note 5. Fair Value of Financial Instruments

As of June 30, 2010, the Company had $172.0 million of cash equivalents, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” The fair value of the Company’s forward currency contracts as of June 30, 2010 was not significant. The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 6. Foreign Currency Exchange Rate Risk

The Company purchases derivative financial instruments on a limited basis to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge the value of material non-functional currency monetary asset and liability balances. The net effect of an immediate 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company’s financial position or the results of operations.

The table below summarizes, by currency, the notional amounts of the forward exchange contracts in US dollars as of June 30, 2010 (in thousands):

	Buy	Sell
United States Dollar	$10,100	$23,700
Euro	42,265	7,055
British Pound Sterling	938	1,563
Australian Dollar	—	899

The “Buy” amounts represent the net US dollar equivalents of commitments to purchase foreign currencies, and the “Sell” amounts represent the net US dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into the US dollar equivalent value using the exchange rate at the reporting date.

Note 7. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $3.0 million and $2.0 million at June 30, 2010 and December 31, 2009, respectively.

Note 8. Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw material and subassemblies	$160,422	$144,555
Work-in-progress	43,761	37,732
Finished goods	39,063	34,213

	$243,246	$216,500

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Property and Equipment

Property and equipment are net of accumulated depreciation of $114.7 million and $102.9 million at June 30, 2010 and December 31, 2009, respectively.

Note 10. Goodwill

The carrying value of goodwill by reporting segment and the activity for the six months ended June 30, 2010 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Total
Balance, December 31, 2009	$37,584	$105,501	$119,246	$262,331
Business acquisitions	—	—	14,019	14,019
Currency translation adjustments	(345)	(7,554)	(1,037)	(8,936)
Other	—	77	—	77

Balance, June 30, 2010	$37,239	98,024	132,228	267,491

Note 11. Intangible Assets

Intangible assets are net of accumulated amortization of $60.4 million and $53.0 million at June 30, 2010 and December 31, 2009, respectively.

Note 12. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accrued product warranties, beginning of period	$9,196	$7,925	$9,438	$7,826
Amounts paid for warranty services	(1,415)	(1,418)	(4,148)	(4,552)
Warranty provisions for products sold	1,896	1,437	4,387	4,670
Accrued product warranties acquired	7,622	151	7,622	151

Accrued product warranties, end of period	$17,299	$8,095	$17,299	$8,095

Note 13. Credit Agreements

At June 30, 2010, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $12.4 million of letters of credit outstanding, which reduces the total available credit.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Convertible notes	$—	$58,782
Issuance cost and discount of the convertible notes	—	(791)

	$—	$57,991

Note 15. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2010 (in thousands):

Common stock and additional paid-in capital, December 31, 2009	$389,316
Income tax benefit of common stock options exercised	2,899
Common stock issued pursuant to stock-based compensation plans, net	2,566
Stock-based compensation expense	12,790
Repurchase of common stock	(33,290)
Conversion of convertible debt	58,752

Common stock and additional paid in capital, June 30, 2010	$433,033

During the three months ended June 30, 2010, the Company repurchased 1,206,718 shares of the Company’s common stock under the February 2009 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization will expire in February 2011.

Note 16. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$59,454	$55,653	$115,349	$109,925
Translation adjustment	(26,556)	27,997	(40,204)	7,140

Total comprehensive earnings	$32,898	$83,650	$75,145	$117,065

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Contingencies

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon has abandoned all of its other claims except its claims relating to four patents which are currently set for trial to commence on September 20, 2010. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

On July 10, 2008, plaintiffs William J. Parrish and E. Timothy Fitzgibbons filed an action against FLIR Systems, Inc. its affiliate Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), Earl R. Lewis and James A. Fitzhenry (collectively, “Defendants”) in California Superior Court for the County of Santa Barbara asserting claims for negligent and intentional tortious interference with prospective economic relations. The claims arose from a prior action in the same court in which then-defendants Parrish and Fitzgibbons prevailed. On November 20, 2009, plaintiffs amended their complaint to add a malicious prosecution claim, as well as two additional claims for negligent and intentional tortious interference with prospective economic relations. On July 19, 2010, plaintiffs further amended their complaint to name the Company’s former counsel in the prior action as a defendant. Defendants intend to vigorously defend themselves in this matter and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 18. Income Taxes

As of June 30, 2010, the Company had approximately $6.0 million of net unrecognized tax benefits of which all $6.0 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of statute of limitations.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2010, the Company had approximately $647,000 of accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	1999 – 2009
State of Oregon	1999 – 2009
State of Massachusetts	2005 – 2009
State of California	2004 – 2009
Sweden	2003 – 2009
United Kingdom	2008 – 2009
Germany	2004 – 2009
France	2006 – 2009

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue – External Customers:
Government Systems	$167,883	$160,359	$326,229	$322,566
Thermography	71,357	66,777	146,919	130,708
Commercial Vision Systems	64,669	50,842	118,059	96,700
Raymarine (Note 20)	27,224	—	27,224	—

	$331,133	$277,978	$618,431	$549,974

Revenue – Intersegments:
Government Systems	$7,627	$4,729	$13,193	$11,168
Thermography	2,146	3,061	4,276	5,357
Commercial Vision Systems	6,471	4,299	14,067	9,884
Raymarine (Note 20)	—	—	—	—
Eliminations	(16,244)	(12,089)	(31,536)	(26,409)

	$—	$—	$—	$—

Earnings from operations:
Government Systems	$65,845	$72,412	$128,629	$145,796
Thermography	16,678	15,374	36,847	31,324
Commercial Vision Systems	19,226	13,273	33,037	24,571
Raymarine (Note 20)	3,443	—	3,443	—
Other	(15,377)	(16,398)	(27,798)	(33,664)

	$89,815	$84,661	$174,158	$168,027

	June 30, 2010	December 31, 2009
Segment assets (accounts receivable, net and inventories):
Government Systems	$285,351	$283,683
Thermography	94,708	105,156
Commercial Vision Systems	78,260	62,635
Raymarine (Note 20)	53,397	—

	$511,716	$451,474

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$168,923	$163,759	$334,432	$335,273
Europe	84,387	47,771	148,968	107,726
Other international	77,823	66,448	135,031	106,975

	$331,133	$277,978	$618,431	$549,974

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Operating Segments and Related Information - (Continued)

Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2010	December 31, 2009
United States	$411,376	$387,169
Europe	241,580	116,850
Other international	8,030	5,175

	$660,986	$509,194

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
US Government	$104,769	$115,273	$213,799	$238,714

Note 20. Business Acquisitions

In May 2010, the Company acquired the outstanding stock of Raymarine Holdings Limited (“Raymarine”), a leading provider of a comprehensive range of electronic equipment for recreational boating and light commercial marine markets, for approximately $177.8 million in cash. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and the valuation of the assets acquired and liabilities assumed. The excess purchase price of approximately $123.1 million has been reported in Other Assets as of June 30, 2010.

In December 2009, the Company acquired all of the outstanding stock of Directed Perception, Inc. for approximately $20.2 million in cash. During the six months ended June 30, 2010, the Company completed its allocation of the purchase price and has recorded identifiable intangible assets and goodwill of approximately $4.8 million and $14.0 million, respectively, in the Commercial Vision Systems business segment.

The operating results of these acquisitions are included in the Company’s results of operations since their respective dates of acquisition.

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate to the Company’s overall financial position.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2010 increased by 19.1 percent, from $278.0 million in the second quarter of 2009 to $331.1 million in the second quarter of 2010. Revenue for the six months ended June 30, 2010 increased 12.4 percent, from $550.0 million in the first six months of 2009 to $618.4 million in the first six months of 2010.

Government Systems revenue increased $7.5 million, or 4.7 percent, from $160.4 million in the second quarter of 2009 to $167.9 million in the second quarter of 2010. Government Systems revenue for the six months ended June 30, 2010 increased $3.7 million, or 1.1 percent, from $322.6 million in the first six months of 2009 to $326.2 million in the first six months of 2010. The increase in Government Systems revenue in the second quarter and the first six months of 2010 compared to the same periods in 2009 was primarily due to increased revenue from ground-based products and revenue from a business acquired in the fourth quarter of 2009 partially offset by a decrease in revenue from large stabilized gimbal products and maritime products.

Thermography revenue increased $4.6 million, or 6.9 percent, from $66.8 million in the second quarter of 2009 to $71.4 million in the second quarter of 2010. Thermography revenue for the six months ended June 30, 2010 increased $16.2 million, or 12.4 percent, from $130.7 million in the first six months of 2009 to $146.9 million in the first six months of 2010. The increase in Thermography revenue in the second quarter and the first six months of 2010 compared to the same periods in 2009 was primarily due to increased revenue in the United States and the Asia-Pacific region across most of the product lines, partially offset by a decline in revenue in Europe.

Commercial Vision Systems revenue increased $13.8 million, or 27.2 percent, from $50.8 million in the second quarter of 2009 to $64.7 million in the second quarter of 2010. Commercial Vision Systems revenue for the six months ended June 30, 2010 increased $21.4 million, or 22.1 percent, from $96.7 million in the first six months of 2009 to $118.1 million in the first six months of 2010. The increase in Commercial Vision Systems revenue in the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily due to increased unit sales in our security, transportation and maritime product lines and the introduction in 2010 of the personal night vision systems products.

Revenue from Raymarine Holdings Limited and its subsidiaries (“Raymarine”) for the period ended June 30, 2010 was $27.2 million. We acquired Raymarine on May 14, 2010. The results of Raymarine are reported for the period from May 14, 2010 to June 30, 2010.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2010 of approximately 20 percent, the mix of revenue between our four business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 49.0 percent and 41.1 percent for the quarters ended June 30, 2010 and 2009, respectively, and 45.9 percent and 39.0 percent for the six months ended June 30, 2010 and 2009, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At June 30, 2010, we had an order backlog of $518 million. Backlog in the Government Systems, Thermography, Commercial Vision Systems and Raymarine divisions was $375 million, $22 million, $104 million and $17 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

    Gross profit. Gross profit for the quarter ended June 30, 2010 was $183.3 million compared to $161.9 million for the same quarter last year. Gross profit for the six months ended June 30, 2010 was $348.7 million compared to $319.7 million for the same period of 2009. Gross margin, defined as gross profit divided by revenue, decreased from 58.3 percent in the second quarter of 2009 to 55.4 percent in the second quarter of 2010, and from 58.1 percent in the first six months of 2009 to 56.4 percent in the first six months of 2010. The decrease in gross margin for both the three and six month periods in 2010 was primarily due to lower gross margin at Raymarine (which has historically lower gross margins than our other three business segments) and the product mix in our Government Systems division.

    Research and development expenses. Research and development expenses for the second quarter of 2010 totaled $28.3 million, compared to $23.2 million in the second quarter of 2009. Research and development expenses for the first six months of 2010 and 2009 were $53.1 million and $45.6 million, respectively. The increase in research and development expenses was due to increased investment in new product development in all business segments including acquisitions made during 2009 and 2010. As a percentage of revenue, research and development expenses were 8.5 percent and 8.4 percent for the three months ended June 30, 2010 and 2009, respectively, and 8.6 percent and 8.3 percent for the six months ended June 30, 2010 and 2009, respectively.

    Selling, general and administrative expenses. Selling, general and administrative expenses were $65.2 million for the quarter ended June 30, 2010, compared to $54.1 million for the quarter ended June 30, 2009. Selling, general and administrative expenses for the first six months of 2010 and 2009 were $121.4 million and $106.0 million, respectively. The increase in selling, general and administrative expenses was primarily due to increased spending in each of our business segments to drive future growth, including the operating expenses and acquisition related costs of businesses acquired during 2009 and 2010, partially offset by reduced corporate legal expenses. Selling, general and administrative expenses as a percentage of revenue were 19.7 percent and 19.4 percent for the quarters ended June 30, 2010 and 2009, respectively, and 19.6 percent and 19.3 percent for the six months ended June 30, 2010 and 2009, respectively.

    Interest expense. Interest expense for the second quarter and first six months of 2010 was $0.9 million and $2.1 million, respectively, compared to $1.7 million and $4.5 million for the same periods of 2009. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense in 2010 compared to the same periods of 2009 is primarily due to the conversions of our outstanding convertible notes in 2009 and 2010.

    Other income/expense. For the quarter and six months ended June 30, 2010, we recorded other income of $1.9 million and $2.2 million, respectively, compared to other expense of $1.1 million and $68,000 for the same periods of 2009. Other income in 2010 and other expense in 2009 primarily consist of income earned on investments and foreign currency gains and losses.

    Income taxes. The income tax provision of $31.4 million and $58.9 million for the three and six months ended June 30, 2010, represents an effective tax rate of 34.6 percent and 33.8 percent, respectively. The tax rate for the three months ended June 30, 2010 is higher than the six month rate due to the non-deductibility of acquisition costs incurred primarily during the second quarter. We expect the annual effective tax rate for the full year of 2010 to be approximately 32 percent to 34 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents on hand of $284.5 million compared to $422.0 million at December 31, 2009. The decrease in cash and cash equivalents was primarily due to the acquisition of Raymarine, capital expenditures and the purchase of shares of our outstanding common stock, partially offset by cash provided by operations.

Cash provided by operating activities totaled $124.9 million for the six months ended June 30, 2010 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, partially offset by an increase in inventories and decreases in accrued payroll and other liabilities.

Cash used in investing activities of $219.6 million for the six months ended June 30, 2010 primarily related to the acquisition of Raymarine and capital expenditures, including $29.0 million for a facility in Goleta, California for the Commercial Vision Systems division. Cash used in investing activities of $41.0 million for the six months ended June 30, 2009 primarily related to capital expenditures and the acquisition of Salvador Imaging, Inc.

On October 6, 2006, we entered into a Credit Agreement with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders (the “Credit Agreement”), which provides for a $300 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 6, 2011. The Credit Agreement includes a $100 million sublimit multicurrency option, permitting us and certain of our designated subsidiaries to borrow in Euro, Kronor, Sterling and other agreed upon currencies.

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.284 percent and the prime lending rate was 3.25 percent at June 30, 2010. These rates were 1.001 percent and 3.25 percent, respectively, at December 31, 2009. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At June 30, 2010 and December 31, 2009, the commitment fee rate was 0.175 percent. The Credit Agreement contains six financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At June 30, 2010 and December 31, 2009, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. We had $12.4 million and $7.8 million of letters of credit outstanding under the Credit Agreement at June 30, 2010 and December 31, 2009, respectively, which reduces the total available credit thereunder.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $3.9 million) line of credit with an interest rate at 1.008 percent at June 30, 2010. At June 30, 2010, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

In June 2003, we issued $210 million of 3.0 percent senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance were approximately $203.9 million. Issuance costs were being amortized over a period of seven years. Interest was payable semiannually on June 1 and December 1 of each year. As of June 30, 2010, all of the notes have been converted into 18.9 million shares of the Company’s common stock.

Cash used in financing activities of $23.9 million and $37.7 million for the six months ended June 30, 2010 and 2009, respectively, primarily related to the repurchase of 1.2 million shares and 2.1 million shares, respectively, of our common stock, partially offset by cash provided from our stock-based compensation plans.

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

Contractual Obligations

As of June 30, 2010, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2009, except for the conversion of all of our outstanding convertible notes during the quarter.

As of June 30, 2010, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$28,944	$9,088	$13,253	$5,829	$774
Licensing rights	3,850	550	1,100	1,100	1,100
Post-retirement obligations	24,064	4,109	12,302	975	6,678

	$56,858	$13,747	$26,655	$7,904	$8,552

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except that risks relating to the convertible notes are no longer relevant due to their conversion during the quarter.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Internal control over financial reporting at Raymarine was excluded from the evaluation for the period ended June 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 17, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2010	—	—	—
May 1 to May 31, 2010	281,957	$27.25	281,957
June 1 to June 30, 2010	924,761	$27.69	924,761

Total	1,206,718	$27.59	1,206,718	15,561,582

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 4, 2009, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. This authorization will expire on February 4, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description
10.1	Professional Services Agreement between FLIR Systems, Inc. and Arne Almerfors dated as of June 1, 2010. [1]

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 6, 2010	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)