Form 10-Q
period 2010-09-30
FLIR SYSTEMS INC
filed 2010-11-09
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

At October 29, 2010, there were 158,594,966 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$332,497	$285,553	$950,928	$835,527
Cost of goods sold	150,389	122,736	420,143	353,047

Gross profit	182,108	162,817	530,785	482,480

Operating expenses:
Research and development	28,520	21,294	81,632	66,935
Selling, general and administrative	67,801	52,204	189,209	158,199

Total operating expenses	96,321	73,498	270,841	225,134

Earnings from operations	85,787	89,319	259,944	257,346

Interest expense	349	1,238	2,472	5,743
Other (income) expense, net	(1,085)	1,664	(3,318)	1,732

Earnings before income taxes	86,523	86,417	260,790	249,871

Income tax provision	23,568	26,382	82,486	79,912

Net earnings	$62,955	$60,035	$178,304	$169,959

Net earnings per share:
Basic	$0.40	$0.40	$1.15	$1.14

Diluted	$0.39	$0.38	$1.11	$1.07

Weighted average shares outstanding:
Basic	158,215	151,573	155,223	148,475

Diluted	160,925	160,287	161,440	161,477

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$379,903	$422,047
Accounts receivable, net	272,501	234,974
Inventories	264,757	216,500
Prepaid expenses and other current assets	85,641	93,276
Deferred income taxes, net	15,893	13,231

Total current assets	1,018,695	980,028

Property and equipment, net	176,586	139,112
Deferred income taxes, net	17,878	5,322
Goodwill	366,431	262,331
Intangible assets, net	124,579	59,180
Other assets	28,891	48,571

	$1,733,060	$1,494,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,428	$53,319
Deferred revenue	15,398	20,986
Accrued payroll and related liabilities	38,860	39,809
Accrued product warranties	18,147	9,438
Advance payments from customers	13,737	8,616
Accrued expenses	31,980	25,941
Accrued income taxes	5,236	15,504
Other current liabilities	11,768	13,273

Total current liabilities	213,554	186,886

Long-term debt	—	57,991
Deferred tax liability, net	23,952	2,222
Accrued income taxes	8,732	4,550
Pension and other long-term liabilities	46,695	39,146

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2010, and December 31, 2009	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 158,469 and 152,826 shares issued at September 30, 2010, and December 31, 2009, respectively, and additional paid-in capital	444,910	389,316
Retained earnings	985,607	807,303
Accumulated other comprehensive earnings	9,610	7,130

Total shareholders’ equity	1,440,127	1,203,749

	$1,733,060	$1,494,544

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$178,304	$169,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,466	30,903
Deferred income taxes	(8,397)	(2,774)
Stock-based compensation plans	19,010	17,640
Cash inducement on exchange offer for convertible notes	—	1,997
Other non-cash items	802	(1,566)
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(3,654)	35,911
Increase in inventories	(24,463)	(8,339)
Decrease (increase) in prepaid expenses and other current assets	20,395	(14,897)
Increase in other assets	(5,244)	(12,098)
Increase in accounts payable	9,604	6,630
Decrease in deferred revenue	(5,659)	(5,933)
Decrease in accrued payroll and other liabilities	(7,291)	(25,975)
(Decrease) increase in accrued income taxes	(11,377)	1,505
Increase in pension and other long-term liabilities	8,449	6,449

Cash provided by operating activities	209,945	199,412

Cash flows from investing activities:
Additions to property and equipment	(51,225)	(34,523)
Proceeds from sale of property and equipment	225	2,891
Business acquisition, net of cash acquired	(174,696)	(13,148)
Other investments	3,081	601

Cash used by investing activities	(222,615)	(44,179)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt, net	(38)	(23)
Cash inducement on exchange offer for convertible notes	—	(1,997)
Repurchase of common stock	(35,725)	(73,169)
Proceeds from shares issued pursuant to stock-based compensation plans	11,983	12,969
Excess tax benefit from stock-based compensation plans	5,592	6,005
Capital contribution	55	330

Cash used by financing activities	(18,133)	(55,885)

Effect of exchange rate changes on cash	(11,341)	14,530

Net (decrease) increase in cash and cash equivalents	(42,144)	113,878
Cash and cash equivalents, beginning of period	422,047	289,442

Cash and cash equivalents, end of period	$379,903	$403,320

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

Note 2. Accounting for Convertible Debt

In June 2003, the Company issued $210 million of 3.0 percent senior convertible notes due in 2023. The net proceeds from the issuance were approximately $203.9 million. The Company determined that the expected life of the notes should be seven years since the notes were first redeemable in June 2010. The Company estimated that its nonconvertible borrowing rate for debt with a seven year maturity issued in June 2003 was 6.0 percent. Accordingly, the value of the liability component of the notes at the time of issuance was $174.4 million and the value of the equity component was $35.6 million.

In June 2010, the remaining $58.8 million of the outstanding convertible notes were converted into 5.3 million shares of the Company’s common stock in non-cash transactions.

The carrying amounts of the convertible notes are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Liability component:
Principal amount	$—	$58,782
Unamortized discount	—	(706)
Unamortized issuance costs	—	(85)

	$—	$57,991

Equity component	$(119,724)	$(119,724)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Accounting for Convertible Debt – (Continued)

The unamortized discount and issuance costs were amortized through May 2010. The effective interest rate of the convertible notes was 6 percent. Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash interest (3% coupon)	$—	$466	$735	$2,414
Amortization of discount	—	435	706	2,155
Amortization of issuance costs	—	53	84	270

	$—	$954	$1,525	$4,839

Note 3. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of goods sold	$969	$824	$2,836	$2,425
Research and development	1,213	1,298	3,734	3,641
Selling, general and administrative	3,906	4,001	12,440	11,574

Stock-based compensation expense before income taxes	6,088	6,123	19,010	17,640
Income tax benefit	(1,900)	(1,866)	(5,993)	(5,287)

Total stock-based compensation expense after income taxes	$4,188	$4,257	$13,017	$12,353

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2010	2009
Stock-based compensation costs capitalized in inventory	$682	$879

As of September 30, 2010, the Company had $34.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.9 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and nine months ended September 30, 2010 and 2009 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Option Awards:
Risk-free interest rate	—	1.6%	1.55%	1.5%
Expected dividend yield	—	0.0%	0.0%	0.0%
Expected term	—	3.3 years	4.3 years	4.3 years
Expected volatility	—	48.1%	45.1%	46.9%

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	0.3%	0.3%
Expected dividend yield	—	—	0.0%	0.0%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	23.0%	60.9%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Option Awards:
Weighted average grant date fair value per share	$—	$7.63	$11.52	$9.96
Total fair value of awards granted	$—	$140	$7,299	$10,534
Total fair value of awards vested	$80	$215	$7,281	$6,924
Total intrinsic value of options exercised	$11,842	$6,655	$15,577	$17,825

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$30.31	$21.49	$30.14	$25.37
Total fair value of awards granted	$73	$774	$14,986	$16,749
Total fair value of awards vested	$413	$237	$15,763	$17,047

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$6.73	$8.37
Total fair value of shares estimated to be issued	$—	$—	$786	$1,073

The total amount of cash received from the exercise of stock options in the three months ended September 30, 2010 and 2009 was $5.6 million and $4.0 million, respectively, and the related tax benefit realized from the exercise of the stock options was $2.8 million and $1.9 million, respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2010 and 2009 was $9.0 million and $10.4 million, respectively, and the related tax benefit realized from the exercise of the stock options was $5.7 million and $6.1 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	8,387	$15.81	5.6
Granted	633	30.27
Exercised	(1,134)	8.01
Forfeited	(13)	24.74

Outstanding at September 30, 2010	7,873	$18.09	5.6	$67,778

Exercisable at September 30, 2010	6,540	$15.93	4.9	$67,729

Vested and expected to vest at September 30, 2010	7,806	$18.00	5.6	$67,776

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	1,226	$27.41
Granted	497	30.14
Vested	(522)	26.16
Forfeited	(28)	27.63

Outstanding at September 30, 2010	1,173	$29.12

There were approximately 124,000 shares issued under the 2009 Employee Stock Purchase Plan during the nine months ended September 30, 2010 and there were approximately 4,749,000 shares available at September 30, 2010 for future issuance.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for earnings per share:
Net earnings, as reported	$62,955	$60,035	$178,304	$169,959
Interest associated with convertible notes, net of tax	—	404	935	3,200

Net earnings available to common shareholders – diluted	$62,955	$60,439	$179,239	$173,159

Denominator for earnings per share:
Weighted average number of common shares outstanding	158,215	151,573	155,223	148,475
Assumed exercises of stock options and vesting of restricted shares, net of shares assumed reacquired under the treasury stock method	2,710	2,996	3,151	3,297
Assumed conversion of convertible notes	—	5,718	3,066	9,705

Diluted shares outstanding	160,925	160,287	161,440	161,477

The effect of stock options and restricted stock units for the three and nine months ended September 30, 2010 that aggregated approximately 517,000 shares and 421,000 shares, respectively, and for the three and nine months ended September 30, 2009 that aggregated approximately 830,000 shares and 663,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since the effect would have been anti-dilutive.

Note 5. Fair Value of Financial Instruments

As of September 30, 2010, the Company had $259.8 million of cash equivalents, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of September 30, 2010 was not significant. The Company does not have any other financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Foreign Currency Exchange Rate Risk

The Company’s foreign businesses enter into contracts with customers and vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Euro, the Swedish Kronor, the British Pound Sterling, and the Australian Dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Gains and losses on foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the gains and losses related to outstanding derivative instruments recorded in income for the three months and nine months ended September 30, 2010 was a net loss of $2.1 million and a net loss of $4.4 million, respectively. These gains and losses are offset on the statement of income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure.

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 30, 2010 (in millions):

Euro	$61.6
Swedish Kronor	15.2
British Pound Sterling	3.1
Australian Dollar	1.0

$80.9

At September 30, 2010, the Company’s foreign currency forward contracts had maturities of 45 days or less.

Note 7. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $2.9 million and $2.0 million at September 30, 2010 and December 31, 2009, respectively.

Note 8. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw material and subassemblies	$170,693	$144,555
Work-in-progress	51,155	37,732
Finished goods	42,909	34,213

	$264,757	$216,500

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Property and Equipment

Property and equipment are net of accumulated depreciation of $131.3 million and $102.9 million at September 30, 2010 and December 31, 2009, respectively.

Note 10. Goodwill

The carrying value of goodwill by reporting segment and the activity for the nine months ended September 30, 2010 is as follows (in thousands):

	Government Systems	Thermography	Commercial Vision Systems	Raymarine	Total
Balance, December 31, 2009	$37,584	$105,501	$119,246	$—	$262,331
Business acquisitions	—	—	14,019	85,470	99,489
Currency translation adjustments	341	(1,027)	(369)	5,616	4,561
Other	50	—	—	—	50

Balance, September 30, 2010	$37,975	$104,474	$132,896	$91,086	$366,431

Note 11. Intangible Assets

Intangible assets are net of accumulated amortization of $67.6 million and $53.0 million at September 30, 2010 and December 31, 2009, respectively.

Note 12. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Accrued product warranties, beginning of period	$17,299	$8,095	$9,438	$7,826
Amounts paid for warranty services	(1,022)	(2,515)	(5,783)	(6,973)
Warranty provisions for products sold	1,367	2,784	5,754	7,454
Accrued product warranties acquired	—	—	8,247	151
Currency translation adjustments and other	503	71	491	(23)

Accrued product warranties, end of period	$18,147	$8,435	$18,147	$8,435

Note 13. Credit Agreements

At September 30, 2010, the Company had no borrowings outstanding under its Credit Agreement, dated October 6, 2006, with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders, and $8.5 million of letters of credit outstanding, which reduces the total available credit to $291.5 million.

On July 7, 2010, the Company entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration would extend beyond the current Credit Agreement. At September 30, 2010, the total value of letters of credit outstanding under this facility was $6.5 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Convertible notes	$—	$58,782
Issuance cost and discount of the convertible notes	—	(791)

	$—	$57,991

Note 15. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2010 (in thousands):

Common stock and additional paid-in capital, December 31, 2009	$389,316
Income tax benefit of common stock options exercised	5,715
Common stock issued pursuant to stock-based compensation plans, net	8,055
Stock-based compensation expense	18,797
Repurchase of common stock	(35,725)
Conversion of convertible debt	58,752

Common stock and additional paid in capital, September 30, 2010	$444,910

During the nine months ended September 30, 2010, the Company repurchased approximately 1.3 million shares of the Company’s common stock under the February 2009 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization will expire in February 2011.

Note 16. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$62,955	$60,035	$178,304	$169,959
Translation adjustment	42,683	22,745	2,480	29,885

Total comprehensive earnings	$105,638	$82,780	$180,784	$199,844

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Contingencies

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims. On October 27, 2010, the parties finalized the agreement which results in a payment of $3 million by the FLIR Parties to Raytheon. The agreement entitles the FLIR Parties to certain license rights in the patents that were subject of the Patent Claims. It is anticipated that the parties will appeal certain rulings of the district court to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

On July 10, 2008, William J. Parrish and E. Timothy Fitzgibbons (collectively, “Plaintiffs”) filed an action against FLIR Systems, Inc. its affiliate Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), Earl R. Lewis and James A. Fitzhenry (collectively, “Defendants”) in California Superior Court for the County of Santa Barbara asserting claims for negligent and intentional tortious interference with prospective economic relations. The claims arose from a prior action in the same court in which then-defendants Parrish and Fitzgibbons prevailed. On November 20, 2009, Plaintiffs amended their complaint to add a malicious prosecution claim, as well as two additional claims for negligent and intentional tortious interference with prospective economic relations. The original tortious interference claims have been dismissed as have the later-filed tortious interference claims as to the individual defendants. On July 19, 2010, Plaintiffs further amended their complaint to name the Company’s former counsel in a prior action as a defendant. The claims against the former counsel were subsequently dismissed without prejudice. The case is currently set for trial in March 2011. Defendants intend to vigorously defend themselves in this matter and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 18. Income Taxes

As of September 30, 2010, the Company had approximately $13.2 million of net unrecognized tax benefits of which all $13.2 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of statutes of limitations.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2010, the Company had approximately $320,000 of net accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2003 – 2009
State of Oregon	2006 – 2009
State of Massachusetts	2007 – 2009
State of California	2005 – 2009
Sweden	2003 – 2009
United Kingdom	2008 – 2009
Germany	2004 – 2009
France	2006 – 2009

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Operating Segments and Related Information

Operating Segments

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue – External Customers:
Government Systems	$163,189	$162,985	$489,418	$485,552
Thermography	71,015	69,933	217,934	200,641
Commercial Vision Systems	61,384	52,635	179,443	149,334
Raymarine (Note 20)	36,909	—	64,133	—

	$332,497	$285,553	$950,928	$835,527

Revenue – Intersegments:
Government Systems	$4,790	$5,001	$17,982	$16,169
Thermography	2,315	2,975	6,591	8,331
Commercial Vision Systems	5,371	4,314	19,438	14,198
Raymarine (Note 20)	—	—	—	—
Eliminations	(12,476)	(12,290)	(44,011)	(38,698)

	$—	$—	$—	$—

Earnings from operations:
Government Systems	$62,177	$71,802	$190,807	$217,597
Thermography	21,813	18,265	58,660	49,591
Commercial Vision Systems	18,055	11,728	51,093	36,298
Raymarine (Note 20)	977	—	4,420	—
Other	(17,235)	(12,476)	(45,036)	(46,140)

	$85,787	$89,319	$259,944	$257,346

	September 30, 2010	December 31, 2009
Segment assets (accounts receivable, net and inventories):
Government Systems	$300,953	$283,683
Thermography	97,251	105,156
Commercial Vision Systems	90,697	62,635
Raymarine (Note 20)	48,357	—

	$537,258	$451,474

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$193,097	$161,207	$527,530	$496,480
Europe	71,737	59,516	220,705	167,242
Other international	67,663	64,830	202,693	171,805

	$332,497	$285,553	$950,928	$835,527

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Operating Segments and Related Information - (Continued)

Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2010	December 31, 2009
United States	$401,435	$387,169
Europe	286,301	116,850
Other international	8,751	5,175

	$696,487	$509,194

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
US Government	$120,741	$125,067	$339,897	$375,310

Note 20. Business Acquisitions

In May 2010, the Company acquired all of the outstanding stock of Raymarine Holdings Limited (“Raymarine”), a leading provider of a comprehensive range of electronic equipment for recreational boating and light commercial marine markets, for approximately $177.8 million in cash.

The Company has recorded $63.9 million of identifiable intangible assets and $85.5 million of goodwill, in conjunction with the Raymarine acquisition, which has been recorded in the Company’s Raymarine business segment. Goodwill consists largely of the ability of the Company and Raymarine, working together, to grow the combined businesses through the integration of each other’s products, market presence, distribution channels and domain knowledge.

The preliminary allocation of the purchase price is as follows (in thousands):

Cash	$3,171
Accounts receivable, net	30,929
Inventories	20,803
Property and equipment, net	13,914
Other assets	6,688
Liabilities	(25,578)

Net tangible assets	49,927
Identifiable intangible assets	63,936
Goodwill	85,470
Deferred tax liabilities, net	(21,570)

Purchase price	$177,763

Certain tax attributes are pending final valuation and are expected to be finalized by December 31, 2010. None of the goodwill recognized is expected to be deductible for income tax purposes. Acquisition-related costs, included in selling, general and administrative expenses, for the nine months ended September 30, 2010 was $5.2 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 20. Business Acquisitions – (Continued)

The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Trade Name	Indefinite	$30,294
Customer Relationships	15 years	31,021
Patented/Proprietary Technology	5 years	6,408
Internal Software	3 years	1,893
Market Rental Rate Adjustment	8.6 years	(5,680)

		$63,936

Raymarine’s revenue and net earnings included in the Company’s consolidated statement of income for the three month and nine month period ended September 30, 2010 were (in thousands):

	Three Months	Nine Months
Revenue	$36,909	$64,133
Net earnings	977	4,420

The revenue and net earnings of the combined entity had the acquisition date been January1, 2009, were (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2010	2009
Revenue	$319,380	$1,020,900	$963,846
Net earnings	50,981	184,596	160,857

In December 2009, the Company acquired all of the outstanding stock of Directed Perception, Inc. for approximately $20.2 million in cash. During the nine months ended September 30, 2010, the Company completed its allocation of the purchase price and has recorded identifiable intangible assets and goodwill of approximately $4.8 million and $14.0 million, respectively, in the Commercial Vision Systems business segment.

The operating results of these acquisitions are included in the Company’s results of operations since their respective dates of acquisition. Pro forma financial information has not been provided for the acquisition of Directed Perception as it was not material to the Company’s overall financial position.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 21. Subsequent Event

On October 4, 2010, the Company completed its previously announced acquisition of all of the outstanding shares of common stock of ICx Technologies, Inc. (“ICx”), pursuant to an Agreement and Plan of Merger, dated as of August 12, 2010. The acquisition was completed through a tender offer for all of the outstanding shares of ICx at a price of $7.55 per share. The tender offer expired on October 1, 2010, and on October 4, 2010, ICx became a wholly owned subsidiary of the Company.

ICx is a provider of integrated advanced sensing technologies for homeland security, force protection and critical infrastructure applications. ICx proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver awareness and actionable intelligence for wide–area surveillance, intrusion detection and facility security. The acquisition represents an opportunity for the Company to expand its business into adjacent technologies, products and markets represented by ICx.

The aggregate purchase price was approximately $268 million and was funded with the Company’s available cash. The allocation of the purchase price to tangible net assets, identifiable intangible assets and goodwill is subject to the final determination of the opening balance sheet of ICx at the date of acquisition and the valuation of the assets acquired and liabilities assumed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

Revenue. Revenue for the three months ended September 30, 2010 increased by 16.4 percent, from $285.6 million in the third quarter of 2009 to $332.5 million in the third quarter of 2010. Revenue for the nine months ended September 30, 2010 increased 13.8 percent, from $835.5 million in the first nine months of 2009 to $950.9 million in the first nine months of 2010.

Government Systems revenue increased $0.2 million, or 0.1 percent, from $163.0 million in the third quarter of 2009 to $163.2 million in the third quarter of 2010. Government Systems revenue for the nine months ended September 30, 2010 increased $3.9 million, or 0.8 percent, from $485.6 million in the first nine months of 2009 to $489.4 million in the first nine months of 2010. An increase in revenue from ground-based products and revenue from a business acquired in the fourth quarter of 2009 was partially offset by a decrease in revenue from large stabilized gimbal products and maritime products.

Thermography revenue increased $1.1 million, or 1.5 percent, from $69.9 million in the third quarter of 2009 to $71.0 million in the third quarter of 2010. Thermography revenue for the nine months ended September 30, 2010 increased $17.3 million, or 8.6 percent, from $200.6 million in the first nine months of 2009 to $217.9 million in the first nine months of 2010. The increase in Thermography revenue in the third quarter and the first nine months of 2010 compared to the same periods in 2009 was primarily due to increased revenue in the United States and the Asia-Pacific region across most of the product lines, partially offset by a decline in revenue in Europe.

Commercial Vision Systems revenue increased $8.7 million, or 16.6 percent, from $52.6 million in the third quarter of 2009 to $61.4 million in the third quarter of 2010. Commercial Vision Systems revenue for the nine months ended September 30, 2010 increased $30.1 million, or 20.2 percent, from $149.3 million in the first nine months of 2009 to $179.4 million in the first nine months of 2010. The increase in Commercial Vision Systems revenue in the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily due to increased unit sales in our security, transportation and maritime product lines and the introduction in 2010 of the personal night vision systems products.

Raymarine Holdings Limited and its subsidiaries (“Raymarine”) was acquired on May 14, 2010. Raymarine revenue for the three months ended September 30, 2010 was $36.9 million and was $64.1 million for the period from the date of acquisition to September 30, 2010.

The timing of deliveries against large contracts, especially for our Government Systems and Commercial Vision Systems products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2010 of approximately 21 percent, the mix of revenue between our business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 41.9 percent and 43.5 percent for the quarters ended September 30, 2010 and 2009, respectively, and 44.5 percent and 40.6 percent for the nine months ended September 30, 2010 and 2009, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

At September 30, 2010, we had an order backlog of $533 million. Backlog in the Government Systems, Thermography, Commercial Vision Systems and Raymarine divisions was $386 million, $23 million, $116 million and $8 million, respectively. Backlog is defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Gross profit. Gross profit for the quarter ended September 30, 2010 was $182.1 million compared to $162.8 million for the same quarter last year. Gross profit for the nine months ended September 30, 2010 was $530.8 million compared to $482.5 million for the same period of 2009. Gross margin, defined as gross profit divided by revenue, decreased from 57.0 percent in the third quarter of 2009 to 54.8 percent in the third quarter of 2010, and from 57.7 percent in the first nine months of 2009 to 55.8 percent in the first nine months of 2010. The decrease in gross margin for both the three and nine month periods in 2010 were primarily due to lower gross margin at Raymarine (which has historically lower gross margins than our other three business segments) and the product mix in our Government Systems division.

Research and development expenses. Research and development expenses for the third quarter of 2010 totaled $28.5 million, compared to $21.3 million in the third quarter of 2009. Research and development expenses for the first nine months of 2010 and 2009 were $81.6 million and $66.9 million, respectively. The increase in research and development expenses was due to increased investment in new product development in all business segments including acquisitions made during 2009 and 2010. As a percentage of revenue, research and development expenses were 8.6 percent and 7.5 percent for the three months ended September 30, 2010 and 2009, respectively, and 8.6 percent and 8.0 percent for the nine months ended September 30, 2010 and 2009, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $67.8 million for the quarter ended September 30, 2010, compared to $52.2 million for the quarter ended September 30, 2009. Selling, general and administrative expenses for the first nine months of 2010 and 2009 were $189.2 million and $158.2 million, respectively. The increase in selling, general and administrative expenses was primarily due to increased spending in each of our business segments to drive future growth, including the operating expenses of businesses acquired during 2009 and 2010, the increased acquisition related costs incurred in 2010 and a $3.0 million litigation settlement recorded in the third quarter of 2010. Selling, general and administrative expenses as a percentage of revenue were 20.4 percent and 18.3 percent for the quarters ended September 30, 2010 and 2009, respectively, and 19.9 percent and 18.9 percent for the nine months ended September 30, 2010 and 2009, respectively.

Interest expense. Interest expense for the third quarter and first nine months of 2010 was $0.3 million and $2.5 million, respectively, compared to $1.2 million and $5.7 million for the same periods of 2009. Interest expense is primarily attributable to the accrual of interest on the convertible notes that were issued in June 2003 and the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense in 2010 compared to the same periods of 2009 is primarily due to the conversions of our outstanding convertible notes in 2009 and 2010.

Other income/expense. For the quarter and nine months ended September 30, 2010, we recorded other income of $1.1 million and $3.3 million, respectively, compared to other expense of $1.7 million and $1.7 million for the same periods of 2009. Other income in 2010 and other expense in 2009 primarily consist of foreign currency gains and losses and income earned on investments.

Income taxes. The income tax provision of $23.6 million for the three months ended September 30, 2010, represents an effective tax rate of 27.2 percent. We expect the annual effective tax rate for the full year of 2010 to be approximately 32 percent to 33 percent. The annual effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits. The effective tax rate for the three months ended September 30, 2010 is lower than our expected annual rate for 2010 primarily due to the release of certain tax reserves due to the expiration of statute of limitations partially offset by the non-deductibility of acquisition costs incurred during the third quarter of 2010.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents on hand of $379.9 million compared to $422.0 million at December 31, 2009. The decrease in cash and cash equivalents was primarily due to the acquisition of Raymarine, capital expenditures and the purchase of shares of our outstanding common stock, partially offset by cash provided by operations.

Cash provided by operating activities totaled $209.9 million for the nine months ended September 30, 2010 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, partially offset by an increase in inventories and decreases in accrued payroll and other liabilities.

Cash used in investing activities of $222.6 million for the nine months ended September 30, 2010 primarily related to the acquisition of Raymarine and capital expenditures, including $29.0 million for a facility in Goleta, California for the Commercial Vision Systems division. Cash used in investing activities of $44.2 million for the nine months ended September 30, 2009 primarily related to capital expenditures and the acquisition of Salvador Imaging, Inc.

On October 4, 2010, we completed the acquisition of ICx Technologies, Inc., a provider of integrated advanced sensing technologies for homeland security, force protection and critical infrastructure applications. The aggregate purchase price was approximately $268 million and was funded by our available cash.

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

Under the Credit Agreement, borrowings will bear interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.04 percent and the prime lending rate was 3.25 percent at September 30, 2010. These rates were 1.001 percent and 3.25 percent, respectively, at December 31, 2009. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on our leverage ratio, which ranges from 0.175 percent to 0.325 percent. At September 30, 2010 and December 31, 2009, the commitment fee rate was 0.175 percent. The Credit Agreement contains six financial covenants that require the maintenance of certain leverage ratios, in addition to minimum levels of EBITDA and consolidated net worth, a maximum level of capital expenditures and a minimum liquidity of cash and availability under the Credit Agreement. The Credit Agreement is collateralized by substantially all assets of the Company. At September 30, 2010 and December 31, 2009, we had no borrowings outstanding under the Credit Agreement and were in compliance with all of its financial covenants. We had $8.5 million and $7.8 million of letters of credit outstanding under the Credit Agreement at September 30, 2010 and December 31, 2009, respectively, which reduces the total available credit thereunder.

On July 7, 2010, we entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration would extend beyond the current Credit Agreement. At September 30, 2010, the total value of letters of credit outstanding under this facility was $6.5 million.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $4.5 million) line of credit with an interest rate at 1.8 percent at September 30, 2010. At September 30, 2010, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

In June 2003, we issued $210 million of 3.0 percent senior convertible notes due in 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance were approximately $203.9 million. Issuance costs were being amortized over a period of seven years. Interest was payable semiannually on June 1 and December 1 of each year. On June 7, 2010, all of the remaining notes were converted into 18.9 million shares of the Company’s common stock.

Cash used in financing activities of $18.1 million and $55.9 million for the nine months ended September 30, 2010 and 2009, respectively, primarily related to the repurchase of approximately 1.3 million shares and 3.2 million shares, respectively, of our common stock, partially offset by cash provided from our stock-based compensation plans.

On February 4, 2009, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of September 30, 2010, there were approximately 15.5 million shares still authorized for purchase under this authorization, which expires on February 4, 2011.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 on January 1, 2010. The Company’s adoption of ASU 2009-13 did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-14 on January 1, 2010. The Company’s adoption of ASU 2009-14 did not have a material impact on its consolidated financial statements.

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

Contractual Obligations

As of September 30, 2010, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2009, except for the conversion of all of our remaining outstanding convertible notes in June 2010 and the operating leases, primarily facility-related, acquired through our acquisition of Raymarine in May 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except that risks relating to the convertible notes are no longer relevant due to the conversion of the remaining notes during the second quarter of 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Internal control over financial reporting at Raymarine was excluded from the evaluation for the period ended September 30, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2010	—	$—	—
August 1 to August 31, 2010	99,410	24.49	99,410
September 1 to September 30, 2010	—	—	—

	99,410	$24.49	99,410	15,462,172

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 4, 2009, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. This authorization will expire on February 4, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

On November 8, 2010, the Company appointed David A. Muessle, age 56, to serve as its Chief Accounting Officer.

Mr. Muessle will continue to serve as the Company’s Vice President and Corporate Controller. Mr. Muessle has been the Company’s Corporate Controller since joining the Company in March 2000. He is a certified public accountant and holds a Bachelor of Science and Commerce degree in Accounting from Santa Clara University.

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

FLIR SYSTEMS, INC.

Date November 9, 2010	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)