Form 10-K
period 2010-12-31
FLIR SYSTEMS INC
filed 2011-03-01
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Non-accelerated filer ☐                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $4,561,437,465.

As of February 16, 2011, there were 159,509,585 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders.

FLIR Systems, Inc.

FORM 10-K

ANNUAL REPORT

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

Overview

FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in sensor systems that enhance perception and awareness. We were founded in 1978 to empower people with the ability to see at night using infrared technology and have since become a premier designer, manufacturer, and marketer of thermal imaging systems. Our advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.

Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by providing advanced surveillance and tactical defense capabilities, improving personal and public safety and security, facilitating air, ground, and maritime navigation, enhancing enjoyment of the outdoors, providing infrastructure inefficiency information, conveying pre-emptive structural deficiency data, displaying process irregularities, and enabling commercial business opportunities through our continual support and development of new thermal imaging data and analytics applications. Our business model meets the needs of a multitude of customers—we sell off-the-shelf products to a wide variety of markets in an efficient, timely, and affordable manner as well as offer a variety of system configurations to suit specific customer requirements. Centered on the design of products for low cost manufacturing and high volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.

Our business is organized into two divisions: Commercial Systems and Government Systems. Within these divisions, we had five reporting segments in 2010: Thermography, Commercial Vision Systems, and Raymarine, which comprise the Commercial Systems division; and Government Systems and ICx, which make up our Government Systems division.

Thermography products are generally sold for commercial and industrial applications, typically where imaging and temperature measurement together are required. Products range from highly sensitive cameras with extensive analytic capabilities and sophisticated image processing to less expensive cameras offering excellent performance and value for less demanding applications. Our Thermography products range in price from slightly over $1,000 for a value hand-held camera to over $150,000 for our most sophisticated science cameras. Revenue from Thermography has grown at a compound annual rate of 15 percent since 2001 and was $317.9 million, or 23 percent of consolidated revenue in 2010.

Commercial Vision Systems (“CVS”) is focused on the emerging commercial markets for infrared imaging technology where the primary need is to see at night or in adverse conditions, such as through smoke or light fog. As the cost of infrared technology has declined, demand in large untapped markets such as commercial security, automotive, marine, airborne, personal night vision, and first responder markets has grown rapidly. Our infrared sensor business, which sells focal plane arrays and camera cores internally as well as to third parties on an original equipment manufacturer (“OEM”) basis, is also a part of CVS. Since 2005, CVS revenue has grown at a compound annual rate of 25 percent. CVS revenue was $256.1 million, or 18 percent of our consolidated revenue in 2010.

Raymarine designs, develops, and markets electronics for the maritime market and is a leading global provider of fully integrated “stem to stern” networked electronic systems for boats of all sizes. Products include multifunction displays used to control multiple onboard electronic components, radar systems, thermal imaging cameras, autopilot systems, sonar modules, connectivity software, and various other instruments used to monitor factors such as boat speed, direction, and location. The business distributes its products through a vast network of independent distributors and retailers as well as through its relationships with boat builders, providing both first fitment and aftermarket solutions. For the period from our acquisition of the business in May of 2010, Raymarine has generated revenue of $104.1 million and represented 8 percent of consolidated 2010 revenue.

Government Systems (“GS”) is focused on selling advanced imaging systems to government customers and markets where high performance is required. Typical applications include intelligence, surveillance and reconnaissance (“ISR”), force protection, drug interdiction, search and rescue, special operations, and target designation. GS products are often customized for specific applications and frequently incorporate additional sensors, including visible light cameras, radars, low light cameras, laser rangefinders, laser illuminators, and laser designators. GS products range in price from under $10,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized targeting systems. Since 2005, GS revenue has grown at a compound annual rate of 22 percent. GS is our largest segment with 2010 revenue of $661.1 million, or 48 percent of consolidated revenue.

ICx primarily produces sensor systems that detect and identify chemical, biological, radiological, nuclear, and explosives (“CBRNE”) threats and deliver actionable intelligence for wide area surveillance, intrusion detection, and facility security. With superior technological expertise, ICx integrates advanced sensors into effective force protection, homeland security, and commercial solutions. ICx has unique strength in understanding the nature of sophisticated security threats, the technological potential of security solutions, and the complex procurement processes of government customers. With a history of entering into government-funded design and development contracts, ICx has built relationships with key government customers and has experience in converting highly specialized technologies into commercial solutions that are marketable to a global customer base. We acquired ICx in October 2010, and during the period of our ownership, ICx has generated $46.1 million of revenue, representing 3 percent of consolidated 2010 revenue.

For additional information concerning the Company’s segments, including revenues from external customers, earnings from operations and total assets by segment presented in accordance with our segment structure, see Note 18 to the Consolidated Financial Statements in Item 8.

Infrared Technology Overview

Infrared is a portion of the electro-magnetic spectrum that is adjacent to the visible spectrum, but is invisible to the human eye due to its longer wavelengths. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of “low light” vision systems, such as visible light intensification used in green or gray sighted night vision goggles. Infrared imaging systems are not adversely affected by the presence of visible light, so they can be used day or night, and they are not susceptible to rapid changes in visible light levels. Since infrared systems are detecting emitted infrared radiation, they are passive and thus more covert than certain “active” or “illuminated” systems. Additionally, thermal imaging systems can measure very small temperature differences, a critical feature for a variety of commercial, industrial, and scientific applications.

An infrared detector, which collects or absorbs infrared radiation and converts it into an electronic signal, is a sensor assembly that is the primary component of thermal imaging systems. The two types of infrared detectors we manufacture and use in our systems are often referred to as “cooled” and “uncooled.” Cooled detectors utilize a mechanical micro-cooler to reduce the operating temperature of the infrared sensor to -200° C, and offer high sensitivity and resolution for long-range applications or those requiring high measurement precision. These systems, while more sensitive and thus able to see farther, result in a product that is more expensive, heavier, more complex, and uses more power than those using uncooled detectors. Uncooled detectors operate at room temperature and thus do not require a micro-cooler, resulting in products that are lighter, use less power and are less expensive to produce than cooled systems. While the performance of uncooled detectors is improving, uncooled detectors are still less sensitive than cooled detectors. The cost of both types of detectors is declining and we expect to continue reducing costs as volumes rise and the technology advances in the future. We currently expect demand for both types of systems to increase.

Recent Acquisitions

Since 2003, we have made a total of thirteen acquisitions. Most recently, we acquired Raymarine Holdings, Ltd. (“Raymarine”) in May 2010 and ICx Technologies, Inc. (“ICx”) in October 2010. The Raymarine acquisition significantly enhanced the distribution capabilities of our thermal marine products business by adding approximately 1,000 dealer outlets and 400 marine OEM relationships. Additionally, Raymarine provided us the opportunity to build an integrated product line that offers thermal imaging cameras coupled with Raymarine’s multifunction displays, radars, depth sounders, global positioning systems, and autopilots products to create the broadest, most effective, and easiest to use suite of products in the marine electronics industry. The acquisition of ICx expanded our capabilities into advanced sensor technologies that detect CBRNE threats, including products that are currently sold to the defense and homeland security markets. ICx also enhanced our existing intelligence, surveillance, and reconnaissance product suite by adding advanced radars, imaging, and integrated platforms solutions. Both businesses are reported as individual business segments in 2010.

We are selective and opportunistic in our acquisitions, seeking to purchase companies that are strategically significant and additive or adjacent to our existing technologies, distribution network, or product portfolio. We are continuously evaluating opportunities for additional acquisitions, but cannot predict the timing, size, or nature of any future activity.

In February 2011, we announced an organizational change that will impact our Government Systems division and will result in three operating and reporting segments. The new Surveillance segment comprises our former Government Systems segment and ICx’s imaging and radars operations and focuses on developing, manufacturing, and marketing thermal imaging and wide-area surveillance systems. The Detection segment has been created to focus on the CBRNE products and markets that we added with our ICx acquisition. The Integrated Systems segment will focus on large programmatic and multi-function solutions for diverse tactical security and defense uses and will draw from Surveillance and Detection products, as well as products sourced outside of the Company. We believe this new structure will better align our sales, marketing, and operations to drive further product awareness, sales growth, and cost savings.

FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. The Company’s headquarters are located at 27700 SW Parkway Avenue, Wilsonville, Oregon 97070-8238, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.

Competitive Strengths

With our decades of experience in developing and marketing infrared sensor products, we have built several unique competitive advantages that are core to our success. We look to leverage these strengths to continue to increase the ownership and application of advanced sensing technologies and to grow our revenue and profitability:

Commercial Operating Model

A key differentiator of our business model is our pervasive commercial mindset. This is characterized by our focus on superior customer service, unparalleled new product speed-to-market, consistency in exceeding customer expectations, innovation of new technologies and unique products, ability to design for large-volume and low cost production, and control of multiple production inputs through our vertically integrated operations. Our manufacturing capabilities, which reach across the world in both developed and emerging regions, increase the effectiveness and efficiency of meeting customer needs and delivering value.

Vertically Integrated Manufacturing

We have built a vertically integrated manufacturing operation that provides control over certain key component technologies. Through acquisitions and internal development, we have created this internal supply network that allows for optimized manufacturing throughput, increased product design flexibility, enhanced product reliability, and independence in designing key components. Further, this integrated approach enables us to lower costs and to improve the functionality of critical components so that they work together efficiently within our products. In comparison to competitors that do not possess a similar level of integration, we can deliver products in a more timely and cost-effective manner as we rely less on third-party suppliers for performance and innovation.

Industry-Leading Market Position

We are a leading developer of highly advanced, proprietary sensor systems that are highly reliable, accurate, and effective. We believe that none of our competitors have comparable penetration into as many markets as we do, including the government, industrial, commercial, and consumer sectors. Having a leading position in the markets we serve allows us to secure new and continuing business while also achieving manufacturing economies of scale. Increased unit volumes works to reduce costs throughout our business, which allows us to lower our prices. This creates a virtuous cycle whereby we are able to make advanced sensor technologies more affordable to a wide array of end-users while reducing costs. This established presence across multiple markets creates a production and profitability barrier for our competitors.

Broad Product Line

We offer a wide array of sensor products, including infrared imaging cameras and systems, detector cores, CBRNE threat detectors, test and measurement instruments, radars, maritime electronics, and related products and solutions. Our customers can buy these products off-the-shelf or request a customized sensor solution. This ability to serve a variety of customers with disparate needs and specifications allows us to be successful in facilitating the use of advanced sensors in a broad range of applications. We have the ability to rapidly concept, design, prototype, and manufacture new products to meet the evolving landscapes of the markets we serve. Our spiral development process iterates new products from our successes in existing products. The process, which considers significant customer satisfaction and field-use data, results in the rapid creation of new features that are able to address the changing needs of the end-user. This continual evolution of our products has proven successful through our high level of customer retention and strong revenue and income growth.

Internally-Funded Innovation

We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple pools of customers. Since 2000, we have invested over $700 million in research and development of new technologies and products. The vast majority of this expense is paid for with our internal funds. Utilizing our own funds for research and development (“R&D”) provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable and can be marketed to multiple markets for multiple applications.

Diverse Customer Base

We sell our products to thousands of commercial and government customers for use in a variety of applications and markets worldwide. The buyers and users of our products include government agencies and militaries, aerospace and defense contractors, electricians and tradesmen, commercial ports, first responders, critical infrastructure operators, electrical generation and gas processing plants, heating and air conditioning technicians, building inspectors, food processors, automobile parts manufacturers, commercial and residential security providers, research and lab technicians, manufacturing companies, doctors and veterinarians, recreational boaters, and the general consumer market. We believe that the diversity of our customers, end-user markets, and applications helps to mitigate fluctuations in demand from any particular customer or market. The diversity of our customers and of the end-users of sensor technologies provides us with multiple long-term growth opportunities.

Global Distribution Capabilities

Our core infrared imaging products have evolved from a niche technology sold primarily to military customers and high-end research firms to become a valuable information gathering and assessment tool to a multitude of industrial, government, and commercial entities. With the widening adoption of these technologies, distribution has become a key advantage to our business globally. We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, third-party representatives and distributors, independent dealers, application engineers, and service and training centers. Internationally, we have invested heavily to build a strong presence to sell and service our products, a key advantage in penetrating particular markets, such as foreign governments. Our sales representatives, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions, and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes. We sell in many distinct markets and have established specific sales channels for each market.

We continue to expand this distribution platform through internal growth and outside acquisitions. In 2010, we acquired Raymarine, which further enhanced our distribution network by adding approximately 2,400 independent dealer outlets and 250 OEM relationships to our maritime business. Additionally, our 2010 acquisition of ICx provided us with threat detection sensor sales functions and delivered long-standing relationships with many government customers.

Consistent Generation and Distribution of Cash Flow

Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flow. In the years ended December 31, 2010 and 2009, our net cash provided by operating activities was $255.4 million and $271.8 million, respectively. Over the past 5 years, our operating cash flow has exceeded our net earnings every year except in 2007. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as executing strategic acquisitions, undertaking new product or technology development initiatives, building out our distribution and marketing presence, making capital investments, or repurchasing shares of our common stock in the open market. Since 2003, we have utilized $775 million of cash for acquisitions, $400 million for share repurchases, and $285 million for capital expenditures.

Growth Strategies

Our clear and consistent strategy has enabled strong and steady performance in our business while allowing expansion into areas of growth. We look to build on our leading position in advanced sensor systems by leveraging our key competitive strengths through a focused corporate strategy that will yield growth in both revenue and profitability. Key elements of the FLIR growth strategy include:

Grow Existing and Enter New Markets

A key element of our success is our ability to deliver high-value sensor technologies with various specifications and price points to reach a vast and expanding range of customers. While our commercial operating model and innovative development teams work to continually increase the availability, value, and effectiveness of our products, our sizable and growing end-user population often discover new uses for our technologies that will create a new line of business. We will continue to enable our existing markets, facilitate these application breakthroughs, and expand into new areas of opportunity by making investments in the development of advanced multi-use products, best-in-class field-located sales and service capabilities, proactive technical and application communication forums, integrated and expert sales and marketing organizations, comprehensive customer training, and capabilities to rapidly deploy new products and solutions.

Design and Develop Innovative Sensor Systems

We intend to continue to broaden our product line by developing next-generation sensor technologies by leveraging our internally-funded innovation centers and, in limited situations that are strategically beneficial to our commercial model, by using customer funds. Creating a regular flow of new products that incorporate novel features and technologies while also reducing their size, weight, and power consumption is critical to our continued success in our existing and future markets. We allocate significant resources to business and product development, concentrating on tracking and analyzing industry and technology trends. By being aware of our changing customers’ needs and the trends within our markets, we expect to bring to market the most cutting-edge and innovative products that provide critical information to secure, protect and improve lives and resources.

Continually Reduce Costs

Our ability to continue penetrating and expanding on our leading market position and into the markets for advanced sensor systems is predicated on our success at reducing our internal costs to manufacture systems. Through our commercial operating model, we have had great success designing and manufacturing products that benefit from economies of scale and thus reduce our cost to deliver a product to our customers. We expect to further leverage this model and accelerate the virtuous cycle our business has created where increased unit volume output reduces our costs, allowing us to lower selling prices, which increases demand and sales volume for our products. We intend to continue to reduce costs, through continuing to vertically integrate our operations, expanding our use of shared services, rationalizing our strategic sourcing processes, and diversifying our manufacturing operations, which we believe will result in an increase in market demand for our products.

Expand Global Reach

Expanding and strengthening our already vast distribution network is vital to our ability to keep pace with demand and the growing adoption of advanced infrared and threat detection systems. Investing in our direct sales force and building relationships with independent distributors and partners is a key priority. Building a presence in new international markets has been successful, most recently in regions of the Middle East, and we intend to continue the development of our global reach. Developing countries such as India and China are areas of focus, as they are emerging economies for our technologies. Additionally, as our sensor technologies become more affordable and prevalent in consumer markets, we have worked to strengthen our marketing and sales channels to better communicate with and serve the millions of potential customers that transact over the internet, through catalogs, and at retail locations.

Build Application Awareness and Our Brand

Both thermal imaging and CBRNE detection technologies are still in the early stages of adoption in many of our markets. We believe that as people understand and recognize the extensive commercial, consumer, and industrial uses for the information our sensors provide, our business will continue to grow rapidly. As such, we strive to communicate the benefits of thermal and detection sensors to new market participants in order to drive demand for our products. We leverage our distribution channels to focus on marketing activities that incorporate internet promotion, advertising, direct mail, press and demonstration tours, technical articles for publications, and sponsorship of and participation in most major trade shows. Additionally, we strive to support the advancement of new sensor uses, provide world-class service and support, and listen to customer feedback and incorporate the findings into our solutions to further build the awareness of our solutions and our brand. These activities give us the opportunity to educate potential customers about the key features and attributes of our products and how they may be used to address specific customer needs. As an example, we have partnered with various television and internet outlets to exhibit the FLIR product line and demonstrate the unique value of our products.

Complement Core Competencies with Strategic Acquisitions

Infrared imaging has been and remains our core business. Our unique position as a leading infrared imaging products company has enabled us to build an integrated sensors company, having recently added CBRNE detection, radar, maritime, and test and measurement products. We intend to continue investing in adjacent technologies, products, and distribution channels to grow our business and become an integrated, single-source provider of advanced sensor systems and solutions.

Focus on Financial Performance

We are focused on translating success in selling our products into high margins and increasing profits. We have been consistently successful in doing so through cost discipline, considering the margin impact of all business decisions, and benchmarking our business against some of the best performing companies in the world. Coupling consistent sales growth with a focus on controlling costs has yielded significant financial flexibility. The cash flow that our business generates has allowed us to invest in growth initiatives as well as return value to our shareholders. Since 2001, our revenue, earnings per share, and operating cash flow have grown at annual rates of 23%, 25%, and 28%, respectively. In any deployment of our cash flow, we analyze the long-term profitability impact on our business and choose only those initiatives that have a positive cost-adjusted payoff based on conservative assumptions.

Business Segments

Thermography

The Thermography market has traditionally addressed thermal imaging applications where both imaging and temperature measurement are required. This market has grown in size and breadth as prices have declined, volumes have increased, and new applications have emerged. Our strategies in this business are to continue to develop products for high-end applications while introducing new products at lower price points, and to capitalize on highly price-elastic demand in numerous emerging markets. Over the past several years, markets have grown rapidly and expanded beyond the traditional industrial predictive and preventive maintenance segments. We expect new markets to continue to develop in the future.

Markets

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

Research & Development

Infrared’s unique ability to detect very small differences in temperature while detailing complex thermal dynamics and patterns makes Thermography systems a useful tool in a wide variety of research and development applications. Our systems provide the ability to view thermal distribution in real time for products ranging in size from small hybrid integrated circuits to jet engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components, and aircraft engines. Systems used in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software. We have a complete line of both cooled and uncooled infrared imagers specifically designed for high-end research and development applications.

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

Building Inspection

Infrared imagers can detect missing insulation, electrical faults, water intrusion and pest infiltration, gauge energy efficiency, and help detect the presence of moisture. Market segments include building diagnostics, energy auditing and home inspection, property and facility management, HVAC and plumbing, and moisture detection and restoration. This market has grown rapidly as costs have declined and new uses for thermal imaging systems have emerged. Building inspection represented one of the largest single Thermography markets for us in 2010.

Gas Detection

Specially designed infrared systems can detect and image hydrocarbon gas emissions or leaks. Using this technology, we have established a market focused on leak detection at gas production, transmission and storage locations, as well as compliance monitoring by environmental and other regulatory agencies. New applications are emerging for this technology. For example, we now have a system that detects sulfur hexafluoride, a dangerous pollutant and potential fire hazard used as an insulator in electrical transformers. During 2010, the U.S. Environmental Protection Agency (“EPA”) issued a requirement that large-scale extractors and distributors of greenhouse gases begin to annually self-report the amount of greenhouse gas that is emitted from their facilities. The issuance noted that the EPA will allow, and in certain situations require, the use of optical gas imaging systems such as ours to be used to perform the emission analysis.

Emerging Markets

Over the past seven years, we have successfully introduced progressively lower priced thermal imaging systems that have enabled us to expand traditional Thermography markets and open new markets for our products. These products, the latest of which is the i-family, have met with strong market acceptance in the higher volume building and electrical inspection markets, and we expect additional market segments for thermal imaging to develop as prices continue to decline. These market segments may include healthcare and screening, food service and distribution, veterinary science, automotive care, aircraft inspection, and maritime vessel inspections.

Training

We offer fee-based training on the principles of thermography and the use of our products through ITC®, our Infrared Training Center, which provides comprehensive instruction, training, certification and applications engineering from several FLIR locations or at the customer’s site. We also license Infrared Training Centers to qualified third parties in certain countries. In 2010, over 10,000 people received training at our Infrared Training Centers worldwide.

Sales and Distribution

We sell our Thermography products worldwide through a direct sales staff and a network of distributors and representatives. Our Thermography business continues to expand distribution, particularly in Asia and Latin America. At the end of 2010, our Thermography segment employed over 130 direct sales personnel and utilized approximately 750 distributors. In 2007, we acquired Extech Instruments Corporation, a distributor of hand-held test and measurement equipment. We have utilized its distribution channels, particularly into catalogs and retailers, to expand our distribution in the United States. In January 2008, we acquired Cedip Infrared Systems which has provided additional distribution capability, particularly in international markets.

Thermography order backlog, defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months, was $22 million as of December 31, 2010, compared with $27 million at the end of 2009. Thermography is among our least backlog intensive segment, as shipment of product typically occurs within a few weeks of receipt of orders.

Customers

Typical Thermography customers include research and development facilities, universities, industrial companies, utility companies, building inspectors, electrical contractors, thermography consultants, damage restoration contractors, and numerous commercial enterprises. Given the high-value nature of many of our Thermography instruments, our revenues tend to be correlated with seasonal trends, in particular capital spending trends. In general, customers in markets like predictive maintenance and R&D are sensitive to the broad economy because our cameras are viewed as capital expense items. The sales of our lower priced cameras are somewhat less sensitive to economic cycles due to their lower price points.

Competition

Thermography is a highly competitive market that has both large and niche providers of thermal camera equipment. While our market share in Thermography products is significant, estimated to be 60% based on independent industry research, we view the market as highly competitive. We strive to grow our market share through continuing our innovation of advanced imaging products and controlling our costs to facilitate lower prices to the end-user. Our primary competitors in Thermography include Fluke (a division of Danaher), NEC, Testo, and Wuhan Guide.

Commercial Vision Systems (“CVS”)

Commercial Vision Systems is focused on commercial markets where the primary need is to see at night and in adverse conditions. While these markets are broad and growing rapidly, they exhibit low penetration of infrared technology and require distinct distribution channels. CVS is focused on expanding its product line and expanding distribution. This strategy focuses efforts on building distribution channel relationships, accelerating design cycles, reducing manufacturing costs, and providing excellent customer service. As in Thermography, price elasticity of demand is high, and as prices fall further, we expect sales volumes to continue to increase. Significant markets for CVS products today include:

Markets

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

Automotive Night Vision

We offer a night vision system for passenger automobiles that provides drivers with the ability to see at night and through obscurants, such as fog, at distances much further and wider than can be seen with traditional headlights. We currently provide cameras for certain Audi, BMW, and Rolls Royce models. We work with Autoliv Electronics, a major supplier of automotive safety equipment, to distribute theses systems, and we expect to continue to expand the technology into new makes and models over the next several years.

Other Transportation Night Vision	We are actively promoting our products in other transportation markets, such as trucks, trains, recreational vehicles and first responder vehicles, as well as aftermarket sales in the automotive market. Use of thermal imaging in mining and heavy industrial transport has increased and has become a valuable application of our technology. These markets are in the early stages of adoption of infrared technology, but we believe they offer significant future growth opportunities.

Marine

In 2006, we introduced the first cost-effective infrared device specifically designed for recreational boating, cruise lines, commercial fishing and merchant marine vessels, ferries, and other maritime markets. Since then we have aggressively expanded distribution through a combination of direct sales and a network of dealers. Our acquisition of Raymarine has greatly expanded our distribution capabilities as well as our product breadth. We now offer an integrated suite of maritime electronics that utilizes multifunction displays, infrared cameras, depth sounders, GPS, auto pilots, and advanced command and control software.

Personal Vision

We are pioneering the use of advanced thermal imaging technology for consumer applications. Our easy to use, affordable, and lightweight personal vision thermal cameras give people the ability to see at night and stay safe in various settings. We enhance people’s enjoyment of the outdoors by enabling them to keep track of their camping party, see and track animals, and navigate during deteriorated weather conditions. In the home, our cameras can be used for numerous household and security applications, such as locating heat leaks, evaluating insulation coverage, detecting water damage, identifying intruders, and locating pests.

Law Enforcement

We are a leader in the supply of low cost, hand-held systems to the law enforcement market. These cameras provide a lightweight, cost-effective, high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions.

OEM Markets

We supply cooled and uncooled camera cores, sensors, and readout integrated circuits on an OEM basis for a broad range of applications where customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major customers in this segment are Mine Safety Appliances, Inc. (firefighting); Bullard (firefighting); AeroVironment, Inc. (unmanned aerial vehicles); Northrop Grumman Corporation (cooled cores for military applications); Hologic (readout integrated circuits for digital X-ray); and various makers of security systems worldwide.

Sales and Distribution

Commercial Vision Systems is actively expanding its distribution network by hiring additional direct sales personnel and expanding third-party distribution networks in specific markets. At the end of 2010, our Commercial Vision Systems sales organization employed approximately 80 direct sales personnel as well as a global network of dealers across many distinct markets. In certain markets, CVS has chosen to supply camera cores on an OEM basis to companies with well established distribution networks. Examples include firefighting, where we supply cores to Mine Safety Appliances, Inc. and Bullard, and automotive, where we are partnered with Autoliv Electronics.

With our further expansion into the low cost segment of the commercial markets, we have developed greater competencies in market research, electronic marketing, marketing communications, and business development. Our ability to identify new markets, adapt our product solutions to meet unique market needs, quickly develop marketing communications that highlight our unique features, and leverage existing and new distribution channels to develop incremental business are important aspects of our marketing and communications efforts.

Commercial Vision Systems carries backlog in certain markets, but the business is less backlog dependent than our Government Systems segment. Commercial Vision Systems backlog as of December 31, 2010, was $114 million, compared with $103 million at the end of 2009.

Customers

Commercial Vision Systems serves customers such as OEMs, automotive suppliers, aircraft manufacturers and dealers, marine electronics dealers, major integrators of security systems, and increasingly, consumers. Although we have hundreds of customers for our CVS products, there remains tremendous opportunity to expand this business. The emerging personal vision systems market is becoming increasingly accessible as we leverage our business model to reduce the price of advanced thermal imaging products. This consumer market is a key strategic area of focus given the vast size of the customer base and the opportunities it provides us to expand our volumes and brand name. Our established distribution network, broad product portfolio, and product and technical development capabilities set a foundation for future success as we continue to leverage our commercial operating model to reduce our costs in creating advanced imaging products. As we continue to make our products accessible to a larger population of end-users and build awareness of the advantages of thermal imaging applications, we anticipate our CVS segment will provide significant revenue and profitability for our business.

Competition

The markets that CVS addresses are emerging from the early-adopter environments to broader based demand, which has attracted competitors. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product design and functionality, product cost, ability to deliver in a timely manner, distribution reach, brand name, and scalability of operations. We are uniquely positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our operating model, our advanced research and development capabilities, our established and reliable distribution network, our diversified manufacturing operations, and our broad product offering. The primary competitors vary market by market, but include divisions of General Dynamics (Axsys), L-3 Communications, Sofradir (ULIS), Axis and numerous smaller companies.

Raymarine

Raymarine is a leading provider of marine electronics, and continues as the pioneer in the use of digital control systems. The comprehensive suite of products that Raymarine develops and markets is intended to fulfill all of the marine electronic needs of recreational boaters and offer best-in-class integrated control solutions for all of their onboard instrumentation. The current product portfolio includes multifunction displays, autopilots, thermal imaging cameras, radars, sonar modules, and other instruments which interconnect through Raymarine’s proprietary networking solutions. This broad product range is differentiated by the reliability, usability, and interconnectivity of the instruments we provide. Raymarine’s core capability, providing a comprehensive and centralized control, navigation, and communication system that can be managed with a single integrated data output, is valuable to its customers, who increasingly look for quality, technologically advanced products from a single-source.

Our key strategies for Raymarine, as we continue to integrate the business into our operations, include rationalizing and leveraging the significant R&D engineering expertise of the business, incorporating thermal imaging cameras into the integrated product suite while building the awareness of the significant value of thermal imaging to the recreational marine industry, and enhancing the integration capabilities of the business through investments in software and networking solutions. We have invested significant resources in evolving Raymarine’s product line, consolidating its distribution network, and rationalizing its operations and outsourced manufacturing relationships. While the boating market that Raymarine serves is sizable, the industry has been in a cyclical trough. We believe that recent operational improvements have positioned the business to benefit significantly as global demand returns to historical levels.

Markets

Recreational Boating OEMs

A main focus of Raymarine has been to establish relationships with boat manufacturers in order to sell a fully integrated electronic “backbone” on new boats, with the intention of driving brand continuity with a large installed base of end-users. Medium sized (26 to 45 feet in length) and large boats (in excess of 45 feet in length) have a unique need for sophisticated electronics and multifunction control solutions. Additionally, in recent years, demand has grown for scaled-down instruments in the much larger segment for small boats (comprising inflatable and rigid motor craft below 25 feet in length). Raymarine’s comprehensive product offering has evolved to serve these evolving boat manufacturers’ needs well.

Aftermarket

Due to the comparatively long life of a recreational boat, the growing importance and usefulness of marine electronic equipment and the pace of technological development, the aftermarket is large for electronics systems refits and upgrades. Raymarine has ensured that both its instruments and its networking software are capable of integrating with third party platforms and instruments, which has become a key driver of demand in the aftermarket.

Sales and Distribution

Raymarine’s products are sold through a combination of direct sales, captive and third-party distributors, service partners, and retail outlets. Raymarine has strong relationships with a large number of key boat builder OEMs, most of which are supplied directly with the latest Raymarine systems. Many of these relationships are long-term in nature and have evolved over a number of years with important exchanges of product development ideas. Raymarine’s OEM customers have typically built up important embedded technical product fitting and integration knowledge over a period of time. They have also established confidence in the critical electronic systems fitted to the products they supply to their customers. In addition to supplying OEMs directly, a number are supplied through Raymarine’s distribution network.

Raymarine also supplies a global network of approximately 2,400 wholesalers, national distributors (both owned and third party), and retailers. Many of these partnerships are on an exclusive basis, whereby Raymarine is the only electronic boating equipment stocked. Raymarine also has a global network of approximately 2,000 dealers and service centers which are able to sell, repair, and install Raymarine’s products. This global support and repair service network is a key competitive advantage as many of our products are critical to the operation of a boat. Additionally, the business has established a presence at retail locations and boat shows, which serves to build the Raymarine brand in both the new-build and aftermarket spaces. Having a strong consumer brand name and a large installed base of users created through our first fitments drives business in the aftermarket as boaters look to upgrade or replace instrumentation, often with the brand with which they are familiar.

Raymarine backlog as of December 31, 2010, was $11 million. Similar to our Thermography business, Raymarine is not considered a backlog intensive business, as shipment of product typically occurs within a few weeks of receipt of orders.

Customers

Raymarine sells its products via diverse distribution channels to a wide variety of customers. Raymarine has established long-term relationships with approximately 250 OEM boat builders, each of which have experience and knowledge of the product capabilities, quality, and reliability. These OEMs value the breadth of the Raymarine product line and our global dealership service network. We supply a number of OEMs directly, who outfit their new boats with integrated Raymarine electronic systems. As a result of Raymarine’s long standing relationships with OEMs and its ability to provide fully integrated electronic systems, including an electronic “backbone” to a boat, there is a high level of business from consumers purchasing replacement or upgrade equipment for their outfitted boats. We also sell discrete instruments to consumers who are looking to install new or upgrade existing marine electronics on their small, medium, or large boats.

Competition

The maritime electronics markets are competitive with many established brands and companies. We compete with these companies through innovation, product capabilities and perceived value, relationships with OEMs and distributors, and product availability and service. We believe we compete successfully with our strength in distribution, established brand name, engineering capabilities, and renewed financial flexibility. Our principal competitors in the recreational boating market include Furuno, Garmin, Navico, and a number of small companies.

Government Systems

Government Systems focuses on providing enhanced vision capabilities to a wide variety of military, paramilitary, law enforcement, public safety, and other government customers. Our systems typically provide the capability to see over long distances, day or night, through adverse weather conditions, and from a wide variety of vehicle, man portable, and fixed installation platforms. Currently, the majority of our Government Systems infrared imaging systems use cooled technology to identify objects from long distances; however, uncooled thermal imaging systems are growing rapidly in certain markets such as weapon sights, hand-held monoculars/binoculars, military vehicles, and unmanned aerial vehicles. Many of our customers require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments, or maritime conditions. Systems are often installed onto larger platforms and must be able to integrate with such other systems as aircraft avionics, radars, laser systems, and large, broad-based security networks.

Government Systems offers a very wide array of products across multiple applications. For airborne applications, we have developed highly stabilized platforms, known as gimbals, which typically contain multiple payloads in addition to the infrared imaging system, as well as sophisticated software and analytic capabilities. For land applications, we manufacture three types of products: hand-held products, platform mounted products, and targeting products. Platform mounted units are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (e.g., closed circuit TV, laser rangefinder, compass or global positioning system). Hand-held ground products are ruggedized and have optional lenses and target location capabilities. Ground-based targeting products are designed to attach to existing daylight sights to provide bore-sighted, nighttime capabilities. For maritime applications, we manufacture shipborne products which are similar to our airborne gimbals, but are inverted and customized for the marine environment.

We address our core markets through either a commercial, off-the-shelf (“COTS”) model or a commercially developed, military qualified (“CDMQ”™) model. The products we develop under the COTS model are applicable to a range of commercial and government customers and markets, including military applications. CDMQ products are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and we generally own all rights to the products and their design.

Markets

Search and Rescue

Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or vehicles, or wounded or lost in adverse conditions. Such systems are in use today by organizations such as the United States Army, United States Coast Guard, the United States Marine Corps, the United States Air National Guard and the United Kingdom Ministry of Defense.

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

Airborne Law Enforcement

We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state, and local law enforcement agencies. Agencies with this type of equipment have the ability to track suspects, locate lost persons, and provide situational awareness to officers on the ground.

Targeting

We offer several products that provide precise target location and designation capabilities in applications ranging from clip-on rifle scope devices to high-precision, stabilized, airborne laser designator systems.

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

Sales and Distribution

Our Government Systems business has a direct sales staff of approximately 80 individuals and a network of independent representatives and distributors covering major government markets worldwide. Included in this total are technical and customer support staff in the United States, Europe, the Middle East and Asia Pacific who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.

We enter into contracts and subcontracts which are subject to certain risks related to doing business with the United States government and may be subject to termination, reduction and/or amendment at the election of the United States government. For a discussion of these risks, see sections “We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business” and “As a United States government contractor, we are subject to a number of procurement rules and regulations” in Item 1A “Risk Factors.”

Government Systems typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2010, Government Systems backlog totaled $325 million, compared with $433 million at December 31, 2009. The decline in Government Systems backlog is primarily due to significant deliveries in 2010 on certain large programs, primarily with US Government agencies, and reductions in US Government spending in 2010.

Customers

Government Systems customers generally consist of United States and international government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors and aircraft manufacturers. A substantial portion of our consolidated revenue is derived from sales to United States and international government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to United States government agencies accounted for 34 percent of our consolidated revenue in 2010, 43 percent in 2009, and 41 percent in 2008. We expect revenue outside the United States to continue to account for a significant portion of our Government Systems revenue, as demand for our equipment is increasing rapidly outside the United States. The Government Systems segment is susceptible to some seasonality in its orders primarily based on the United States government budget year end. The result is that the third quarter tends to exhibit the largest amount of orders for our Government Systems segment. However, fiscal policy trends, budget delays, and general economic trends can overshadow this seasonality in any given year.

Competition

The Government Systems segment operates in highly competitive markets that evolve rapidly with the advent of new technologies and requirements. Many of our competitors in the government sector are well established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower priced solutions that result from our commercial operating model, and our service and support functions that exist in the field and near the customer. Our current principal competitors in the Government Systems markets include divisions of BAE Systems, DRS (a Finmeccanica company), Elbit Systems, General Dynamics, L-3 Communications, Lockheed Martin, Raytheon, Sagem, Smiths Group, Sofradir, and Thales.

ICx

With our acquisition of ICx in October 2010, we added leading capabilities in the development of advanced sensor technologies used to detect and identify CBRNE threats. ICx also adds highly-complementary thermal imaging, wide area radar surveillance, platform integration, and software solutions to our product suite. ICx leverages an established technical research and development organization which, we believe, enables the business to offer the highest quality, most sensitive, and easiest to use products that meet the evolving needs of government and commercial security providers.

ICx manufactures and markets the leading portable explosive detector, the smallest spectroscopic radiation detector, and the most accurate mobile solutions for perimeter surveillance available in the market today. This product success has allowed ICx to build a leadership position in the homeland security market, and the business intends to expand on this position through continued development of innovative technologies. With significant experience in managing government-funded research and development projects, ICx has developed entrenched relationships with various government decision makers and has deep knowledge of the governmental procurement process.

Markets

CBRNE

ICx designs, develops and manufactures detection instruments that sense and identify chemical, biological, radiological, nuclear, and explosive threats. These instruments are compact, rugged, and portable for use in the field. The methods ICx CBRNE solutions utilize to test and monitor areas for threats include continuous air sampling mass spectrometry (indoor and outdoor), point detection, spray-based analysis, gamma ray detection, vapor testing, liquids screening, and Raman spectroscopy.

Wide Area Surveillance

ICx offers wide-area surveillance radar systems that identify potential threats before they cross a perimeter. Providing high-resolution millimeter wave and frequency-modulated continuous wave radars, ICx allows fewer people to detect more threats within a large area. These radar technologies are very complimentary to our core thermal imaging systems in that they allow us to integrate them with our thermal imaging cameras to provide a robust slew-to-cue solution that can survey and detect movement within a large perimeter and automatically direct a thermal camera towards the movement to provide a specific field of view.

Tactical Solutions

Combining sensor and surveillance technologies to create turn-key solutions for a multitude of security applications, ICx develops and manufactures platforms for surveillance, assessment, and response. The Cerberus mobile unmanned towers and manned SkyWatch towers are fully networkable platform solutions that integrate various sensor suites, including infrared thermal or visible light cameras, ground surveillance radar, video motion detection, and unattended ground sensors. Additionally, ICx offers an open-source software system called Cohesion that is a flexible integration framework enabling CBRNE sensors to be incorporated into standard command and control software systems and is specifically designed to support or integrate with our or third-party advanced sensors and devices.

Sales and Distribution

ICx sells its products worldwide primarily through a direct sales force, but also utilizes third-party sales representatives, value-added resellers, and systems integrators. With a centralized sales organization and specialized sales teams that serve specific markets, ICx has been successful at building and leveraging strong relationships with key decision makers at various government agencies and commercial entities. As some ICx products are designed as components or sub-systems, the business utilizes value-added resellers or systems integrators for incorporation into their products or systems. For example, ICx provides video integration software for security command centers, access control software and firmware for building-wide security systems, bio-samplers for first responders, and multi-channel analyzers for radiation portals.

ICx derives a portion of its revenue, approximately 27% in the fourth quarter of 2010, from funding received from agencies of the United States government pursuant to research projects. The revenue that we recognize under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our United States government contracts permit us to retain all rights in patents emerging from the funded research and development, subject to the United States government’s license to use the technology we develop.

At December 31, 2010, ICx had a total backlog of $62 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within twelve months.

Customers

ICx sells its products, systems, and services to a broad base of federal, state and local government customers, to all branches of the U.S. military, foreign militaries, and to private sector businesses and commercial ports both in the United States and internationally. Utilizing an internal sales force, the business sells to agencies of the U.S. government, such as the U.S. Department of Homeland Security and its Customs and Border Protection branch, the U.S. Department of Defense, the U.S. Department of Energy, the U.S. Transportation Security Administration, Federal Bureau of Investigation, NASA, U.S. Secret Service, U.S. Coast Guard, as well as agencies of various state and local governments in the United States, such as the New York Police Department, and the California Department of Transportation. Additionally, we provide products, components, and sub-systems to value-added resellers and system integrators in both the security industry, who either resell our products or integrate them into comprehensive security installations, and the non-security sector, where end-users utilize our technologies for industrial, environmental, medical, and other applications.

Competition

The diverse product portfolio that ICx possesses places the business in competition with a wide variety of companies in the homeland security, defense, and industrial sectors. The markets in which ICx competes are dynamic and highly competitive. Success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. While we do not compete with any one competitor across the full range of our products, we do compete with several single-point providers, diversified enterprises, and divisions of large technology companies, such as: Axis AB, BAE Systems, Canberra Industries, DRS Technologies, General Electric, Goodrich Corporation, Honeywell, L-3 Communications, Smiths Detection, and United Technologies.

Discontinued Operations

ICx has certain operations that offer engineering and project management solutions that help governments enable the safe and reliable transportation of people and goods and operations that offer sensor instruments that serve various non-security commercial markets. We have determined that these operations are not strategic to our business and that we intend to sell them.

Technology and Capabilities

We use our expertise in product design, infrared imaging sensors, mass spectronomy, sensing material, optics, lasers, image processing, systems integration and other technologies, to develop and produce sophisticated thermal, multi-sensor imaging, and threat detection systems. We integrate the following capabilities and disciplines into our manufacturing processes:

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

Infrared Detector Design Manufacturing

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

Integrated Circuits and Electronic Design

We have significant electronic design capabilities across several specialized areas, including readout integrated circuit design, signal processing, image processing, and electronics integration. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability.

Sensing Materials

Our sensors use new materials with novel characteristics, such as innovative semiconductors, crystals, polymers, reagents, and other recently developed materials. Some materials are extraordinarily sensitive, responding to trace exposures of chemical compounds such as explosives, nerve agents, or biological proteins. Other materials respond to low-intensity radioactive emissions of electromagnetic energy, such as specific bands of infrared light. Many of these materials did not exist a few years ago or could not be sufficiently purified or economically assembled into functional structures.

Software Development

Software is an increasingly important aspect of our overall engineering and design activity. We offer networking capability, video analytics and other software and middleware inside many of our camera systems, and such applications are growing in importance. Our systems are also able to interface with many standard external software protocols.

Motion Control Systems

Our acquisition of Directed Perception in 2009 added significantly to our motion control system design and manufacturing capabilities. In addition to highly accurate stabilized gimbaled systems for airborne and other applications, we also offer a line of high precision, repeatable pan and tilt systems for use with a wide variety of payloads.

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

Tactical Platforms

With our acquisition of ICx we have added the capability to develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our surveillance and detection products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted tower systems, branded under Cerberus and SkyWatch names, can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high profile events.

Research & Development

Our success has been and will be in the future substantially affected by our ability to innovate new products and technologies that both augment our existing solutions and create new avenues for growth. We strive to differentiate ourselves from our competition with our R&D operations. Our internally funded research and development expenses were $116.4 million, $91.3 million, and $90.0 million in 2010, 2009, and 2008, respectively. We intend to continue to have significant internal research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally-funded amounts, in 2010, 2009, 2008, we spent $12.3 million, $5.4 million, and $6.0 million, respectively, on research and development projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook.

Focusing on projects that have the highest probability for commercial marketability, our R&D teams are located within our business segments. These teams work to develop products that will fulfill their specific customers’ constantly evolving needs while also sharing findings, successes, technologies, tools, and best practices with one another. One method that our R&D teams use to ensure our new products evolve with our customers is a spiral development process. This process is particularly useful within our Government Systems R&D teams in that it facilitates rapid field testing and refinement of new technologies in order to get end-users the critical protection and information tools they need as quickly as possible. A key tenet of the spiral development philosophy is seeking and receiving end-user feedback on new or upgraded products. Engineers in the field work with the end-users in real-time in order to revise and tune products quickly and efficiently. The solicitation and effectiveness of the end-user feedback has proven integral to our success in creating the most technologically advanced yet user-friendly solutions.

Proprietary Rights

We have numerous patents, trademarks, trade secrets and other intellectual property that are important for our success. We rely on a combination of patent, trademark, and trade secret laws, confidentiality agreements, and contractual provisions to protect our proprietary rights. Our intellectual property provides important competitive advantages, and we have intensified our efforts to protect our intellectual property from misappropriation. We will continue to actively seek intellectual property protection for our innovations and intend to emphasize initiatives that will promote innovation and leadership in marketable technology. We cannot, however, be certain or give any assurance that we can maintain our competitive advantage or that competitors will not develop similar or superior capabilities.

Manufacturing

We manufacture many of the critical components for our products, including infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems and micro-coolers, and develop much of the necessary software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wire harnesses. These purchased and manufactured components are then assembled into finished systems and tested at one of our primary production facilities located in the U.S., Sweden, Estonia, France, Germany and Canada. Certain components and finished goods are produced by contract manufacturers.

Our manufacturing operations are, from time to time, audited by certain OEM customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Substantially all of our manufacturing locations are either ISO 9001:2000 or :2008 certified with certain locations having higher certifications.

Customer Service

We maintain service facilities at many locations worldwide. Each of our service facilities has the capability to perform the complex calibrations required to service thermal imaging systems. We also maintain field service capabilities under the direction of our independent representatives or distributors in locations outside the United States.

Employees

As of December 31, 2010, we had 3,215 employees of which 2,051 were located in the United States and 1,164 were located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are good.

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

General economic conditions may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and consumer spending. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit, consumer confidence and other macroeconomic factors affecting government, industrial or consumer spending behavior.

Our primary markets are volatile and unpredictable

Our business depends on the demand for our thermal imaging systems in a variety of commercial, industrial and government markets. In the past, the demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including:

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular quarter;

•	the size and timing of new contract awards;

•	the timing of the release of government funds for procurement of our products; and

•	the timing of orders and shipments within a given fiscal quarter.

Seasonal fluctuations in our operating results result from:

•	the seasonal pattern of contracting by the United States government and certain foreign governments;

•	the desire of customers to take delivery of equipment prior to fiscal year ends due to funding considerations; and

•	the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration.

We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business

We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2010, 2009 and 2008, approximately 34 percent, 43 percent and 41 percent, respectively, of our revenues were derived directly or indirectly from contracts with the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.

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

We must successfully manage an increasingly complex global organization

As the Company has grown, the size and scope of the Company’s worldwide operations have also increased substantially. We now design, manufacture and market numerous product lines across our segments in numerous locations worldwide. Significant management time and effort is required to effectively manage the increased complexity of the business and our failure to successfully do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we manufacture our products at various facilities. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power outage, earthquake, fire or other natural disaster, or labor or political unrest, could prevent us from supplying products to our customers and could have a material adverse effect on our business, financial condition and results of operations.

We face risks from international sales and business activities

We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2010, 2009 and 2008, international sales accounted for 47 percent, 41 percent and 38 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Our international business activities are subject to a number of risks, including:

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

Dependence on sole source and limited source suppliers of components for our products exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue

We currently rely on a number of sole source and limited source suppliers to provide certain key components for our products. We have increased our internal sources of supply for certain critical components, in particular, cooled and uncooled infrared detectors, coolers, optics and optical coatings, and laser components, but we rely on sole or limited source third-party suppliers for other key components including laser rangefinders, gyros, inertial measurement units, certain machined parts, optics, motors and electronic components. Many of these suppliers are small and we are often one of their most important customers. Our business, financial condition and results of operations could be materially and adversely affected in the event that we are unable to source certain of these components on a timely basis or if such components are defective or they do not otherwise meet our performance standards.

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

We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations

We have made thirteen acquisitions of various sizes in the past eight years. Our most recent acquisitions include Raymarine and ICx in 2010 and Salvador, OmniTech and Directed Perception in 2009. Raymarine and ICx are among the largest acquisitions we have completed and the integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

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

We may experience impairment in the value of our tangible and intangible assets

Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2010, our intangible assets, including goodwill, totaled $659.4 million and represented 36 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.

We face risks from currency fluctuations

Historically, currency fluctuations have affected our operating results. Changes in the value of foreign currencies in which our sales or costs incurred are denominated have in the past caused, and could in the future cause, fluctuations in our operating results. We seek to reduce our exposure to currency fluctuations by denominating, where possible, our international sales in United States dollars, by balancing expenses and revenues in various currencies and by undertaking limited hedging of forecasted currency exposures. With respect to international sales denominated in United States dollars, a decrease in the value of foreign currencies relative to the United States dollar could make our products less price competitive.

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

We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments

Export licenses are required from United States government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. In the aftermath of 9/11, heightened government scrutiny of export licenses for products in our markets has resulted in lengthened review periods for our license applications. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and could have a material adverse effect on our business, financial condition and results of operations.

We rely on information systems, electronic communication systems, internal and external data and application software in our operations. Systems failures, security breaches and other disruptions, whether internal or external, could have an adverse affect on our business and results of operations

The efficient operation of our business is dependent on computer hardware, software and communication systems. Even the most well protected information systems are vulnerable to systems failures. Such failures could be caused by internal or external events such as incursions by intruders or hackers, computer viruses, power shortages or cyber terrorists. The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous effects, including reduced effectiveness and efficiency of our operations and increased overhead costs and the loss or compromise of important information or data, causing our business and results of operations to be adversely affected.

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

We are subject to certain restrictive covenants under our credit facility which may limit our operational and financial flexibility

On February 8, 2011, we replaced our $300 million secured revolving credit agreement with a new $200 million unsecured revolving credit agreement. Both agreements contain financial covenants that require the maintenance of certain leverage and interest coverage ratios. As of December 31, 2010, there were no amounts borrowed and outstanding under the $300 million credit agreement. The $200 million credit agreement expires on February 8, 2016.

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

At December 31, 2010, we conducted manufacturing, research and development, and sales and administration in 85 facilities world-wide. Of these, we owned 6 facilities with approximately 678 thousand square feet and leased 34 facilities with approximately 696 thousand square feet in the United States, and we owned 5 facilities with approximately 204 thousand square feet and leased 40 facilities with approximately 432 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.

Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
Danderyd (Stockholm), Sweden	—	125
Arninge (Stockholm), Sweden	178	—
North Billerica (Boston), Massachusetts	133	—
Goleta (Santa Barbara), California	169	137
Portsmouth, United Kingdom	—	77
Other	248	789

Total	882	1,128

Our reportable segments operate out of facilities as follows:

Thermography: Danderyd, Sweden; North Billerica, Massachusetts and 2 facilities in the US and 18 facilities located outside the US.

Commercial Vision Systems: Goleta, California and 3 facilities in the US and 10 facilities located outside the US.

Raymarine: Portsmouth, UK and 1 facility in the US and 11 facilities located outside the US.

Government Systems: Wilsonville, Oregon; North Billerica, Massachusetts; Arninge, Sweden and 4 facilities in the US and 4 facilities located outside the US.

ICx: 26 facilities in the US and 8 facilities located outside the US.

We believe all of our properties are suitable for their intended use, adequate to meet our current and near-term business needs, and in good condition. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims. On October 27, 2010, the parties finalized the agreement which results in a payment of $3 million by the FLIR Parties to Raytheon. The agreement entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. A final judgment was entered on January 7, 2011. The parties have appealed certain rulings of the district court to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

On July 10, 2008, William J. Parrish and E. Timothy Fitzgibbons (collectively, “Plaintiffs”) filed an action against FLIR Systems, Inc., its affiliate Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), Earl R. Lewis and James A. Fitzhenry (collectively, “Defendants”) in California Superior Court for the County of Santa Barbara asserting claims for negligent and intentional tortious interference with prospective economic relations. The claims arose from a prior action in the same court in which then-defendants Parrish and Fitzgibbons prevailed. On November 20, 2009, Plaintiffs amended their complaint to add a malicious prosecution claim, as well as two additional claims for negligent and intentional tortious interference with prospective economic relations. On July 19, 2010, Plaintiffs further amended their complaint to name the Company’s former outside counsel in a prior action as a defendant. The claims against the former outside counsel were subsequently dismissed without prejudice. All tortious interference claims have been dismissed as to all defendants. The case is currently set for trial in May 2011. Defendants intend to vigorously defend themselves in this matter and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

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

	2010		2009
	High	Low	High	Low
First Quarter	$32.93	$26.49	$31.76	$18.87
Second Quarter	31.42	26.73	26.55	20.70
Third Quarter	30.66	24.38	28.64	20.71
Fourth Quarter	29.97	24.61	33.19	26.73

At December 31, 2010, there were approximately 132 holders of record of our common stock and 159,211,723 shares outstanding. On February 9, 2011, we announced the adoption of a dividend policy under which we intend to pay quarterly cash dividends for the first time in our history. The first quarterly cash dividend will be $0.06 per share of outstanding common stock, representing a planned annual 2011 cash dividend of $0.24 per share.

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

The stock performance graph was plotted using the following data:

	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
FLIR Systems, Inc.	$100.00	$142.54	$280.34	$274.79	$293.15	$266.46
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Electronic Equipment & Instruments Index	100.00	110.96	123.58	52.57	82.81	94.53

The Company has also been included in the NASDAQ-100 Index since 2008.

The following table summarizes our 2010 common stock repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2010 Under the Plans or Programs
May 1 to May 31, 2010	281,957	$27.25	281,957
June 1 to June 30, 2010	924,761	$27.69	924,761
August 1 to August 31, 2010	99,410	$24.49	99,410

Total	1,306,128	$27.35	1,306,128	15,462,172

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. All shares of our common stock repurchased in 2010 were repurchased under authorization by our Board of Directors, granted on February 4, 2009, pursuant to which we were authorized to repurchase up to 20.0 million shares of our outstanding common stock in the open market. This authorization expired on February 4, 2011.

On February 9, 2011 our Board of Directors authorized us to repurchase up to 20.0 million shares of our outstanding common stock in the open market. This authorization will expire on February 9, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,385,301	$1,147,087	$1,076,974	$779,397	$575,000
Cost of goods sold	622,690	488,558	470,832	346,167	260,087

Gross profit	762,611	658,529	606,142	433,230	314,913
Operating expenses:
Research and development	116,381	91,301	89,964	72,458	60,584
Selling, general and administrative	285,658	219,941	231,687	168,940	117,374

Total operating expenses	402,039	311,242	321,651	241,398	177,958

Earnings from operations	360,572	347,287	284,491	191,832	136,955
Interest expense	2,884	6,882	14,336	15,309	13,735
Interest income	(1,258)	(1,749)	(7,397)	(5,619)	(3,352)
Other (income) expense, net	(3,993)	1,761	(12,766)	(3,932)	(1,260)

Earnings from continuing operations before income taxes	362,939	340,393	290,318	186,074	127,832
Income tax provision	114,326	110,180	89,418	52,502	29,879

Earnings from continuing operations	248,613	230,213	200,900	133,572	97,953
Loss from discontinued operations, net of tax	(487)	—	—	—	—

Net earnings	$248,126	$230,213	$200,900	$133,572	$97,953

Basic earnings per share:
Continuing operations	$1.59	$1.54	$1.45	$0.99	$0.72
Discontinued operations	(0.00)	—	—	—	—

Basic earnings per share	$1.59	$1.54	$1.45	$0.99	$0.72

Diluted earnings per share:
Continuing operations	$1.54	$1.45	$1.28	$0.89	$0.66
Discontinued operations	(0.00)	—	—	—	—

Diluted earnings per share	$1.54	$1.45	$1.28	$0.89	$0.66

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$704,856	$793,142	$640,227	$494,606	$316,097
Total assets	1,857,352	1,494,544	1,241,077	1,019,161	791,053
Short-term debt	104	19	21	19,007	45,507
Long-term debt, excluding current portion	—	57,992	182,825	194,270	188,326
Total shareholders’ equity	1,522,548	1,203,749	844,725	631,736	410,352

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in sensor systems that enhance perception and awareness. We were founded in 1978 to empower people with the ability to see at night using infrared technology and have since become a premier designer, manufacturer, and marketer of thermal imaging systems. Our advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.

Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by providing advanced surveillance and tactical defense capabilities, improving personal and public safety and security, facilitating air, ground, and maritime navigation, enhancing enjoyment of the outdoors, providing infrastructure inefficiency information, conveying pre-emptive structural deficiency data, displaying process irregularities, and enabling commercial business opportunities through our continual support and development of new thermal imaging data and analytics applications. Our business model meets the needs of a multitude of customers – we sell off-the-shelf products to a wide variety of markets in an efficient, timely, and affordable manner as well as offer a variety of system configurations to suit specific customer requirements. Centered on the design of products for low cost manufacturing and high volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.

Our business is organized into two divisions: Commercial Systems and Government Systems. Within these divisions, we had five reporting segments in 2010: Thermography, Commercial Vision Systems, and Raymarine, which comprise the Commercial Systems division; and Government Systems and ICx, which make up our Government Systems division. For a more detailed description of our segments, see “Business Segments” within Item 1.

In 2011, due to reorganizations and integrations within both of our divisions, we intend to report our segments as follows: Commercial and Raymarine within our Commercial Systems division and Surveillance, Detection and Integrated Systems within our Government Systems division.

International revenue accounted for approximately 47 percent, 41 percent and 38 percent of our revenue in 2010, 2009 and 2008, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kroner and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations.

We experience fluctuations in orders and sales due to seasonal variations and customer sales cycles, such as the seasonal pattern of contracting by the United States and certain foreign governments, the desire of customers to take delivery of equipment prior to fiscal year ends due to funding considerations, and the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration. Such events have resulted and could continue to result in fluctuations in quarterly results in the future. As a result of such quarterly fluctuations in operating results, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories, goodwill, warranty obligations, contingencies and income taxes on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue recognition.    The majority of our revenue is recognized upon shipment of the product to the customer at a fixed or determinable price and with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations.

We design, market and sell our products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, generally based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate that the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after we have determined that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.

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

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2010, our accounts receivable balance of $339.7 million is reported net of allowances for doubtful accounts of $5.1 million. We believe our reported allowances at December 31, 2010, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory.    Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2010, our inventories of $303.2 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.

Goodwill.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the goodwill may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the applicable business divisions of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $482.0 million as of December 31, 2010.

Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $18.7 million at December 31, 2010 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Income taxes.    We record our deferred tax assets when the benefits are more likely than not to be recognized. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2010, we have determined that a valuation allowance against our net deferred tax assets of $7.3 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

Consolidated Operating Results

The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	44.9	42.6	43.7

Gross profit	55.1	57.4	56.3
Operating expenses:
Research and development	8.4	8.0	8.4
Selling, general and administrative	20.6	19.1	21.5

Total operating expenses	29.0	27.1	29.9

Earnings from operations	26.1	30.3	26.4
Interest expense	0.2	0.6	1.3
Interest income	(0.1)	(0.2)	(0.7)
Other income, net	(0.3)	0.2	(1.2)

Earnings from continuing operations before income taxes	26.3	29.7	27.0
Income tax provision	8.3	9.6	8.3

Earnings from continuing operations	18.0	20.1	18.7
Loss from discontinued operations, net of tax	(0.0)	—	—

Net earnings	18.0%	20.1%	18.7%

(1)	Totals may not recompute due to rounding

The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2010, 2009 and 2008. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Revenue.    Revenue for 2010 totaled $1,385.3 million, an increase of 20.8 percent over 2009 revenue of $1,147.1 million. The increase was primarily due to an 11.4 percent increase in Thermography revenue, a 24.1 percent increase in Commercial Vision Systems revenue and the revenue reported by Raymarine and ICx which were acquired on May 14, 2010 and October 4, 2010, respectively. Revenues from the dates of acquisition for those businesses totaled $150.2 million. Excluding Raymarine and ICx, revenue for 2010 increased by 7.7 percent from 2009.

Revenue for 2009 totaled $1,147.1 million, an increase of 6.5 percent over 2008 revenue of $1,077.0 million. The increase was primarily due to a 15.2 percent increase in Government Systems and a 14.2 percent increase in Commercial Vision Systems, partially offset by a 12.8 percent decrease in Thermography.

International revenue in 2010 totaled $652.3 million, representing 47.1 percent of revenue. This compares with international revenue in 2009 which totaled $474.8 million, representing 41.4 percent of revenue and $407.8 million in 2008, representing 37.9 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.

Gross profit.    Gross profit in 2010 was 55.1 percent of revenue compared to 57.4 percent of revenue in 2009. The decrease in gross profit as a percentage of revenue was primarily due to gross margins at Raymarine and ICx (which have historically lower gross margins than our other three business segments) and the product mix in our Government Systems division, partially offset by production efficiencies related to increased volumes and lower production costs in our Thermography and Commercial Vision Systems manufacturing facilities. Excluding Raymarine and ICx, gross profit was 56.8 percent of revenue in 2010.

Gross profit in 2009 was 57.4 percent of revenue, compared to 56.3 percent in 2008. The increase in gross profit as a percentage of revenue was primarily due to cost and production efficiencies related to increased volume, product mix and lower production costs in our Thermography manufacturing facilities.

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

Research and development.    Research and development expenses were $116.4 million, or 8.4 percent of revenue in 2010, compared to $91.3 million, or 8.0 percent of revenue, in 2009, and $90.0 million, or 8.4 percent of revenue, in 2008. The increase in research and development expenses as a percentage of revenue in 2010 was due to higher expenditures for new product development in all business segments, including acquisitions made during 2009 and 2010. The decrease in research and development expenses as a percentage of revenue in 2009 was primarily due to cost containment efforts, such as salary freezes and reduction of consultant expenses, in response to weak economic conditions and due to currency translation.

We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $285.7 million, or 20.6 percent of revenue in 2010 compared to $219.9 million, or 19.2 percent of revenue, in 2009 and $231.7 million, or 21.5 percent of revenue, in 2008. The increase in selling, general and administrative expenses from 2009 to 2010 was primarily due to increased spending in each of our business segments to support future growth, as well as the operating expenses of businesses acquired during 2009 and 2010, acquisition related costs incurred in 2010 of $9.2 million and a $3.0 million litigation settlement recorded in the third quarter of 2010. The decrease in selling, general and administrative expenses from 2008 to 2009 was primarily due to cost containment efforts in response to economic conditions, currency translation and lower annual incentive compensation costs. During 2009 and 2008 we incurred significant legal costs related to the Raytheon legal matter described in Note 13, “Contingencies,” of the Notes to the Consolidated Financial Statements. We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.

Interest expense.    Interest expense totaled $2.9 million, $6.9 million and $14.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense is primarily attributable to interest on the convertible notes that were issued in June 2003, the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The decrease in interest expense in 2010 compared to 2009 is primarily due to the conversions of our outstanding convertible notes in 2009 and 2010, all of which were fully converted by June 2010. The decrease in interest expense in 2009 is primarily due to the conversion of some of our outstanding convertible notes in the fourth quarter of 2008, the third and fourth quarters of 2009 and the exchange of a portion of the convertible notes pursuant to the Company’s exchange offer in the first quarter of 2009.

Interest income.    Interest income was $1.3 million, $1.7 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in interest income in 2010 and 2009 compared to 2008 was primarily due to lower interest rates and less invested cash.

Other income, net.    We reported other income of $4.0 million in 2010, other expense of $1.8 million in 2009 and other income of $12.8 million in 2008. The other income in 2010 is primarily currency gain and rental income. The other expense in 2009 is primarily currency losses offset by investment gains. The other income in 2008 is primarily currency gains.

Income taxes.    Our income tax provision was $114.3 million, $110.2 million and $89.4 million in 2010, 2009 and 2008, respectively. The effective tax rates for 2010, 2009 and 2008 were 31.5 percent, 32.4 percent and 30.8 percent, respectively. The mix in taxable income between our United States and international operations impacted the income tax provisions in each of these years. Our effective tax rate is lower than the United States federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign tax credits and other federal and state tax credits.

At December 31, 2010, the Company had United States tax net operating loss carry-forwards totaling approximately $109.5 million which expire between 2025 – 2030. In addition, the Company has various state net operating loss carry-forwards totaling approximately $90.9 million which expire between 2011 – 2030. The federal and state net operating losses were generated by ICx Technologies, Inc. which was acquired by FLIR Systems Inc during 2010.

Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. We believe that the net deferred tax assets of $32.7 million reflected on the December 31, 2010 Consolidated Balance Sheet are materially realizable based on future forecasts of taxable income over a relatively short time horizon, but we have determined that a valuation allowance against our net deferred tax assets of $7.3 million is required, primarily related to certain acquired net operating losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.

Discontinued operations.    Certain operations that were included in the acquisition of ICx have been identified as available for sale and their results are reported as discontinued operations.

Segment Operating Results

Thermography

Thermography operating results are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$317,936	$285,482	$327,324
Earnings from operations	89,693	72,897	70,471
Operating margin	28.2%	25.5%	21.5%
Backlog	22,000	27,000	20,000

Revenue increased by 11.4 percent in 2010 compared to 2009 primarily due to increased revenue in the United States and the Asia Pacific region and across most of the segment’s product lines. The improvement in the United States is partially attributable to improved economic conditions in the commercial markets and the improvement in the Asia Pacific region is partially due to further market and country penetration. The improvement in operating margins from 2009 to 2010 is primarily due to production efficiencies in our manufacturing facilities and our ability to increase our operating expenses at a lower rate than our increase in revenue.

Revenue decreased by 12.8 percent in 2009 compared to 2008 primarily due to worldwide economic conditions experienced in 2009 and lower demand for our high value products. While our revenue declined from 2008 to 2009, our operating margin improved due to operating efficiencies in our manufacturing facilities and cost containment efforts in response to the worsened economic conditions.

Commercial Vision Systems

Commercial Vision Systems operating results are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$256,102	$206,323	$180,622
Earnings from operations	74,073	49,322	37,493
Operating margin	28.9%	23.9%	20.8%
Backlog	114,000	103,000	91,000

Revenue increased by 24.1 percent in 2010 compared to 2009 primarily due to increased unit sales in our security, transportation and maritime product lines and the introduction in 2010 of the personal night vision systems products. Earnings from operations increased by 50.2% due to the increase in revenue and manufacturing efficiencies resulting from higher production volumes and lower material costs on new products.

Revenue increased by 14.2 percent in 2009 compared to 2008 primarily due to increased units deliveries across most of the segment’s product lines. The production efficiencies that resulted from the increase in unit volumes were the primary reason for the increase in operating margin from 2008 to 2009.

Raymarine

Raymarine operating results are as follows (in thousands):

Year Ended December 31, 2010
Revenue	$104,089
Earnings from operations	8,284
Operating margin	8.0%
Backlog	11,000

Raymarine was acquired on May 14, 2010 and the operating results are for the period since the acquisition. The earnings from operations include the impact of the amortization of intangible assets of $2.1 million.

Government Systems

Government Systems operating results are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$661,072	$655,282	$569,028
Earnings from operations	251,842	286,361	233,803
Operating margin	38.1%	43.7%	41.1%
Backlog	325,000	433,000	552,000

Revenue increased by 0.9 percent in 2010 compared to 2009. Higher deliveries of ground-based products and the revenue from a business acquired in October 2009 was offset by decreases in revenue from airborne and maritime products as spending by US Government agencies declined in 2010. The change in product mix and increased operating expenses of the segment resulted in the decline in earnings from operations and operating margin from 2009 to 2010. The decline in backlog from 2009 to 2010 was primarily due to deliveries on US Government programs that were booked in prior years and the reduced procurement activity by our US Government customers in 2010.

Revenue increased by 15.2 percent in 2009 compared to 2008. The increase was primarily due to the increase in unit deliveries of airborne products on certain US Government agency programs. The increase in earnings from operations from 2008 to 2009 was attributable to the increase in revenue. The decline in backlog from 2008 to 2009 was primarily due to deliveries on large US Government programs that were booked in 2008.

ICx

ICx operating results are as follows (in thousands):

Year Ended December 31, 2010
Revenue	$46,102
Earnings from operations	2,088
Operating margin	4.5%
Backlog	62,000

ICx was acquired on October 4, 2010 and the operating results are for the period since the acquisition. The earnings from operations include the impact of the amortization of intangible assets of $1.5 million and the fair value adjustments on inventory of $3.6 million during the reporting period.

Liquidity and Capital Resources

At December 31, 2010, we had $193.1 million in cash and cash equivalents compared to $422.0 million at December 31, 2009. The decrease in cash and cash equivalents was primarily due to cash used for business acquisitions, capital expenditures and repurchases of our common stock, partially offset by cash provided by operations and cash proceeds and tax benefits generated from our stock-based compensation programs.

Cash provided by operating activities in 2010 totaled $255.4 million compared to $271.8 million in 2009 and $218.3 million in 2008. The decrease in cash provided from operating activities in 2010 was primarily due to an increase in accounts receivable, inventories, and deferred tax assets, offset by an increase in net earnings compared to 2009. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to an increase in net earnings and a lower level of net cash used in 2009 for operating assets and liabilities.

Cash used for investing activities for the year ended December 31, 2010 totaled $465.4 million, primarily consisting of the acquisitions of Raymarine for $174.7 million and ICx for $228.0 million and capital expenditures of $66.0 million. Capital expenditures in 2010 included the purchase of two buildings for $36.2 million. Cash used for investing activities for the year ended December 31, 2009 totaled $107.7 million, primarily consisting of the acquisitions of Salvador, OmniTech, and Directed Perception and capital expenditures of $41.9 million which include the purchase of a building for $9.7 million. Cash used for investing activities for the year ended December 31, 2008 totaled $114.0 million, primarily consisting of the acquisitions of Cedip and Ifara Technologias and capital expenditures.

Cash used for financing activities for the year ended December 31, 2010 totaled $6.5 million, primarily consisting of the repurchase of approximately 1.3 million shares of our common stock, offset by proceeds from shares issued for, and tax benefits recognized from, our stock-based compensation plans. Cash used from financing activities for the year ended December 31, 2009 totaled $43.5 million, primarily consisting of the repurchase of approximately 3.2 million shares of our common stock, offset by proceeds from shares issued for, and tax benefits recognized from, our stock-based compensation plans. Cash provided from financing activities for the year ended December 31, 2008 totaled $2.6 million, primarily consisting of proceeds from shares issued for, and tax benefits recognized from, our stock-based compensation plans, offset by the repurchase of approximately 1.2 million shares of our common stock and repayments of short-term debt.

On October 6, 2006, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provided for a $300 million, five-year revolving line of credit. At December 31, 2010 and 2009, we had no amounts outstanding under the Credit Agreement. We had $6.5 million and $7.8 million of letters of credit outstanding under the Credit Agreement at December 31, 2010 and 2009, respectively, which reduced the total available credit. This credit facility was terminated on February 8, 2011.

On July 7, 2010, we entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration would extend beyond the Credit Agreement. At December 31, 2010, the total value of letters of credit outstanding under this facility was $8.6 million.

On February 8, 2011, we signed a new Credit Agreement (“New Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A and other Lenders. The New Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The New Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, kroner, pound sterling and other agreed upon currencies. The New Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The New Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios. The five-year revolving line of credit available under the New Credit Agreement is not secured by any of our assets.

Our Sweden subsidiary has a 30 million Swedish kroner (approximately $4.4 million) line of credit with an interest rate at 2.158 percent at December 31, 2010. At December 31, 2010, we had no amounts outstanding on this line of credit. The 30 million Swedish kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

We believe that our existing cash combined with the cash we anticipate generating from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the next twelve months. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2010, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2010, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$63,027	$17,750	$23,036	$11,142	$11,099
Licensing rights	3,575	550	1,100	1,100	825
Post-retirement obligations	22,246	545	13,091	1,028	7,582
Other obligations	2,387	1,820	567	—	—

	$91,235	$20,665	$37,794	$13,270	$19,506

Operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts.

We did not include $30.9 million of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of December 31, 2010. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

We did not include approximately $15.1 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates under the credit agreements impacts the interest that we incur and our cash flows. At December 31, 2010, no amounts were outstanding under our credit agreements; consequently, no sensitivity analysis is presented.

We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-US operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in limited forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2010, exchange contracts with a notional amount of approximately $66.8 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.

Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates at December 31, was approximately $486.9 million and $404.1 million at December 31, 2010 and 2009, respectively. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $48.7 million and $40.4 million at December 31, 2010 and 2009, respectively. The increase in the potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 1, 2011

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue	$1,385,301	$1,147,087	$1,076,974
Cost of goods sold	622,690	488,558	470,832

Gross profit	762,611	658,529	606,142
Operating expenses:
Research and development	116,381	91,301	89,964
Selling, general and administrative	285,658	219,941	231,687

Total operating expenses	402,039	311,242	321,651

Earnings from operations	360,572	347,287	284,491
Interest expense	2,884	6,882	14,336
Interest income	(1,258)	(1,749)	(7,397)
Other (income) expense, net	(3,993)	1,761	(12,766)

Earnings from continuing operations before income taxes	362,939	340,393	290,318
Income tax provision	114,326	110,180	89,418

Earnings from continuing operations	248,613	230,213	200,900
Loss from discontinued operations, net of tax	(487)	—	—

Net earnings	$248,126	$230,213	$200,900

Basic earnings per share:
Continuing operations	$1.59	$1.54	$1.45
Discontinued operations	(0.00)	—	—

Basic earnings per share	$1.59	$1.54	$1.45

Diluted earnings per share:
Continuing operations	$1.54	$1.45	$1.28
Discontinued operations	(0.00)	—	—

Diluted earnings per share	$1.54	$1.45	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$193,137	$422,047
Accounts receivable, net	339,723	234,974
Inventories	303,156	216,500
Prepaid expenses and other current assets	95,663	93,276
Deferred income taxes, net	23,128	13,231

Total current assets	954,807	980,028
Property and equipment, net	189,119	139,112
Deferred income taxes, net	22,742	5,322
Goodwill	482,019	262,331
Intangible assets, net	177,385	59,180
Other assets	31,280	48,571

	$1,857,352	$1,494,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,881	$53,319
Deferred revenue	17,867	20,986
Accrued payroll and related liabilities	54,894	39,809
Accrued product warranties	15,711	9,438
Advance payments from customers	22,616	8,616
Accrued expenses	36,578	25,941
Accrued income taxes	8,218	15,504
Other current liabilities	8,186	13,273

Total current liabilities	249,951	186,886
Long-term debt	—	57,991
Deferred income taxes	13,163	2,222
Accrued income taxes	19,793	4,550
Pension and other long-term liabilities	51,897	39,146

Commitments and contingencies (Notes 12 and 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2010 or 2009	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 159,212 and 152,826 shares issued at December 31, 2010 and 2009, respectively, and additional paid-in capital	465,467	389,316
Retained earnings	1,055,429	807,303
Accumulated other comprehensive earnings	1,652	7,130

Total shareholders’ equity	1,522,548	1,203,749

	$1,857,352	$1,494,544

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

(in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholder’s Equity	Annual Comprehensive Earnings
	Shares	Amount
Balance, December 31, 2007	136,770	$218,813	$376,190	$36,733	$631,736
Net earnings for the year	—	—	200,900	—	200,900	$200,900
Income tax benefit of common stock options exercised	—	27,350	—	—	27,350	—
Repurchase of common stock	(1,381)	(40,739)	—	—	(40,739)	—
Common stock issued pursuant to stock-based compensation plans, net	4,324	38,764	—	—	38,764	—
Stock-based compensation expense	—	21,151	—	—	21,151	—
Conversion of convertible debt	1,674	17,510	—	—	17,510	—
Change in minimum liability for pension plans, net of tax effects of $1,954	—	—	—	(3,369)	(3,369)	(3,369)
Translation adjustment	—	—	—	(48,578)	(48,578)	(48,578)

Balance, December 31, 2008	141,387	282,849	577,090	(15,214)	844,725
Comprehensive earnings, year ended December 31, 2008						$148,953

Net earnings for the year	—	—	230,213	—	230,213	$230,213
Income tax benefit of common stock options exercised	—	9,245	—	—	9,245	—
Repurchase of common stock	(3,232)	(73,169)	—	—	(73,169)	—
Common stock issued pursuant to stock-based compensation plans, net	2,717	17,581	—	—	17,581	—
Stock-based compensation expense	—	23,888	—	—	23,888	—
Conversion of convertible debt	11,954	128,427	—	—	128,427	—
Capital contribution	—	495	—	—	495	—
Change in minimum liability for pension plans, net of tax effects of $402	—	—	—	781	781	781
Translation adjustment	—	—	—	21,563	21,563	21,563

Balance, December 31, 2009	152,826	389,316	807,303	7,130	1,203,749
Comprehensive earnings, year ended December 31, 2009						$252,557

Net earnings for the year	—	—	248,126	—	248,126	$248,126
Income tax benefit of common stock options exercised	—	8,263	—	—	8,263	—
Repurchase of common stock	(1,306)	(35,725)	—	—	(35,725)	—
Common stock issued pursuant to stock-based compensation plans, net	2,397	17,388	—	—	17,388	—
Stock-based compensation expense	—	25,352	—	—	25,352	—
Conversion of convertible debt	5,295	58,752	—	—	58,752	—
Stock issued for acquisitions	—	2,121	—	—	2,121	—
Change in minimum liability for pension plans, net of tax effects of $350	—	—	—	664	664	664
Translation adjustment	—	—	—	(6,142)	(6,142)	(6,142)

Balance, December 31, 2010	159,212	$465,467	$1,055,429	$1,652	$1,522,548

Comprehensive earnings, year ended December 31, 2010						$242,648

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$248,126	$230,213	$200,900
Income items not affecting cash:
Depreciation and amortization	61,297	42,426	45,323
Deferred income taxes	(14,099)	(608)	(8,756)
Stock-based compensation arrangements	25,575	23,955	20,974
Inducement loss on exchange offer for convertible notes	—	1,997	—
Other non-cash items	10,320	(1,749)	(450)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(47,711)	9,981	(40,640)
Increase in inventories	(25,151)	(301)	(30,178)
Decrease (increase) in prepaid expenses and other current assets	23,975	(22,946)	(3,750)
(Increase) decrease in other assets	(28,573)	(10,906)	3,904
Increase (decrease) in accounts payable	11,563	3,293	(7,324)
(Decrease) increase in deferred revenue	(15,448)	(6,214)	10,842
(Decrease) increase in accrued payroll and other liabilities	(5,753)	(20,327)	28,176
(Decrease) increase in accrued income taxes	(2,928)	13,887	1,246
Increase (decrease) in pension and other long-term liabilities	14,058	9,059	(1,951)

Cash provided by operating activities	255,251	271,760	218,316

CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(65,973)	(41,874)	(27,641)
Proceeds on sale of property and equipment	225	2,892	2
Business acquisitions, net of cash acquired	(402,721)	(73,565)	(78,762)
Other investments	3,080	4,850	(7,553)

Cash used by investing activities	(465,389)	(107,697)	(113,954)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
Repayments of credit agreement	—	—	(19,000)
Proceeds (repayments) of long-term debt, including current portion	65	(30)	(3,387)
Cash inducement on exchange offer for convertible notes	—	(1,997)	—
Repurchase of common stock	(35,725)	(73,169)	(40,739)
Proceeds from shares issued pursuant to stock-based compensation plans	21,469	22,325	42,063
Excess tax benefit of stock options exercised	7,649	8,834	23,676
Capital contribution	55	495	—

Cash (used) provided by financing activities	(6,487)	(43,542)	2,613

Effect of exchange rate changes on cash	(12,285)	12,084	(21,214)

Net (decrease) increase in cash and cash equivalents	(228,910)	132,605	85,761
Cash and cash equivalents, beginning of year	422,047	289,442	203,681

Cash and cash equivalents, end of year	$193,137	$422,047	$289,442

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

FLIR Systems, Inc. is a world leader in sensor systems that enhance perception and awareness. The Company was founded in 1978 to empower people with the ability to see at night using infrared technology and has since become a premier designer, manufacturer, and marketer of thermal imaging systems. The Company’s advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.

The Company’s goal is to both enable its customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for its shareholders. The Company creates value for its customers by providing advanced surveillance and tactical defense capabilities, improving personal and public safety and security, facilitating air, ground, and maritime navigation, enhancing enjoyment of the outdoors, providing infrastructure inefficiency information, conveying pre-emptive structural deficiency data, displaying process irregularities, and enabling commercial business opportunities through its continual support and development of new thermal imaging data and analytics applications. The Company’s business model meets the needs of a multitude of customers—it sells off-the-shelf products to a wide variety of markets in an efficient, timely, and affordable manner as well as offers a variety of system configurations to suit specific customer requirements. Centered on the design of products for low cost manufacturing and high volume distribution, the Company’s commercial operating model has been developed over time and provides it with a unique ability to adapt to market changes and meet its customers’ needs.

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

Foreign currency translation

The assets and liabilities of the Company’s subsidiaries outside the United States are translated into United States dollars at current exchange rates in effect at the balance sheet date. Revenues and expenses are translated at monthly average exchange rates. Resulting translation adjustments are reflected in accumulated other comprehensive earnings within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are reflected as other income, net, in the Consolidated Statements of Income as incurred.

The cumulative translation adjustment included in accumulated other comprehensive earnings is a gain of $6.4 million and $12.6 million at December 31, 2010 and 2009, respectively. Transaction gains and losses included in other income, net, are a net gain of $0.7 million, a net loss of $3.9 million, and a net gain of $12.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of the Company’s products over a specified period of time, generally twelve to twenty-four months, at no cost to its customers. Warranty reserves are established at the time that revenue is recognized at levels that represent the Company’s estimate of the costs that will be incurred to fulfill those warranty requirements.

Provisions for estimated losses on sales or related receivables are recorded when identified. Revenue includes certain shipping and handling costs and is stated net of representative commissions and sales taxes. Service revenue is deferred and recognized over the contract period, as is the case for extended warranty contracts, or recognized as services are provided.

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

Cash equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2010 and 2009 were $27.2 million and $313.6 million, respectively, which were primarily investments in money market funds.

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

Accounts receivable and allowance for doubtful accounts—(Continued)

evaluates the collectability of its trade receivables balances based on a combination of factors. If it is determined that a customer will be unable to fully meet its financial obligation, the Company records a specific allowance to reduce the related receivable to the amount expected to be recovered.

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

Demonstration units

The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $28.7 million and $23.6 million at December 31, 2010 and 2009, respectively.

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

Advertising costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2010, 2009 and 2008 were $9.2 million, $8.2 million and $7.3 million, respectively.

Cost-basis investments

The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not practicable to do so. The carrying value of those investments at December 31, 2010 and 2009 was $10.4 million and $9.2 million, respectively. The investments are included in other assets in the Consolidated Balance Sheets.

Contingencies

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

Earnings per share—(Continued)

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator for earnings per share:
Earnings from continuing operations	$248,613	$230,213	$200,900
Loss from discontinued operations	(487)	—	—

Net earnings for basic earnings per share	248,126	230,213	200,900
Interest associated with convertible notes, net of tax	935	3,585	7,250

Net earnings available to common shareholders—diluted	$249,061	$233,798	$208,150

Denominator for earnings per share:
Weighted average number of common shares outstanding	156,141	149,405	138,490
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	3,196	3,518	5,591
Assumed conversion of convertible notes	2,293	8,646	18,820

Diluted shares outstanding	161,630	161,569	162,901

The effect of stock-based compensation awards for the years ended December 31, 2010, 2009 and 2008 that aggregated 418,000, 515,000 and 9,000 shares have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.

Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash paid for:
Interest	$1,631	$2,972	$7,108
Taxes	$111,778	$116,733	$83,644
Non-cash transactions:
Conversion of convertible notes to common stock	$58,752	$132,637	$18,577
Stock issued for business acquisition	$2,121	—	—

Stock-based compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of all stock-based compensation awards on the date of grant, except for restricted stock unit awards which are valued at the fair market value of the Company’s common stock on the date of grant. The Company recognizes the compensation expense for time-based options and restricted stock unit awards on a straight-line basis over the requisite service period of each award. The compensation expense for each tranche of performance-based options is recognized over the vesting period of the applicable tranche because each tranche is independent of the others and if the performance criteria of earnings per share targets in a particular year are not met, the related tranche does not vest.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation—(Continued)

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of goods sold	$3,694	$3,297	$2,721
Research and development	5,015	4,943	4,882
Selling, general and administrative	16,866	15,715	13,371

Stock-based compensation expense before income taxes	25,575	23,955	20,974
Income tax benefit	(8,011)	(7,011)	(5,589)

Total stock-based compensation expense after income taxes	$17,564	$16,944	$15,385

Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2010, 2009 and 2008 is as follows (in thousands):

	December 31,
	2010	2009	2008
Capitalized in inventory	$673	$896	$963

As of December 31, 2010, the Company had approximately $32.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the years ended December 31, 2010, 2009 and 2008 reported above was estimated with the following weighted-average assumptions:

	2010	2009	2008
Stock option awards:
Risk-free interest rate	1.6%	1.5%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	4.3 years	4.3 years	4.1 years
Expected volatility	45.1%	46.9%	40.8%
Employee stock purchase plan:
Risk-free interest rate	0.20%	0.25%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	27.1%	49.5%	56.0%

The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2010, all stock options granted were time-based options. In 2009, approximately 30 percent of stock options granted were performance-based options and approximately 70 percent were time-based options and in 2008, all stock options granted were

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)

Stock-based compensation – (Continued)

performance-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.

The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Stock option awards:
Weighted average grant date fair value per share	$11.52	$9.96	$12.25
Total fair value of awards granted	$7,299	$10,534	$7,175
Total fair value of awards vested	$7,281	$6,964	$8,243
Total intrinsic value of options exercised	$33,920	$34,648	$93,023
Restricted stock unit awards:
Weighted average grant date fair value per share	$29.91	$25.38	$34.31
Total fair value of awards granted	$16,011	$16,793	$18,981
Employee stock purchase plan:
Weighted average grant date fair value per share	$6.59	$8.37	$10.48
Total fair value of shares estimated to be issued	$1,885	$1,073	$2,073

The Company also issued stock options and restricted stock units as replacement awards valued at $2.1 million in connection with the acquisition of ICx Technologies, Inc. (“ICx”) in 2010 (see Note 18). The total fair value of these replacement awards that vested during the year ended December 31, 2010 was $0.6 million.

The total amount of cash received from the exercise of stock options in the years ended December 31, 2010, 2009 and 2008 was $15.5 million, $17.0 million and $36.7 million, respectively, and the related tax benefit realized from the exercise of the stock options was $8.3 million, $9.2 million and $27.4 million, respectively.

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

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in Subtopic 605-25, “Revenue Recognition—Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company early adopted ASU 2009-13 on January 1, 2010. The Company’s adoption of ASU 2009-13 did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company early adopted ASU 2009-14 on January 1, 2010. The Company’s adoption of ASU 2009-14 did not have a material impact on its consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Fair Value of Financial Instruments

Cash equivalents at December 31, 2010 and 2009 were $27.2 million and $313.6, respectively, which were primarily investments in money market funds. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” All cash equivalents are in instruments that are convertible to cash daily. The Company does not have any other material financial assets or liabilities that are measured at fair value.

The carrying amount of accounts receivable, accounts payable and accrued payroll and related liabilities approximates the fair value of those instruments due to their short-term nature. The fair value of the foreign currency exchange contracts as of December 31, 2010 is not significant.

Note 3.	Foreign Currency Exchange Rate Risk

The Company’s foreign businesses enter into contracts with customers and vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the euro, the Swedish kroner, the British pound sterling, and the Australian dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Gains and losses on foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the gains and losses related to outstanding derivative instruments recorded in other expense for the year ended December 31, 2010 was a net loss of $0.7 million. These gains and losses are offset in the Consolidated Statement of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure.

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2010 (in millions):

Euro	$41.0
Swedish kroner	23.2
British pound sterling	1.6
Australian dollar	1.0

$66.8

At December 31, 2010, the Company’s foreign currency forward contracts, in general, had maturities of 45 days or less.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Allowance for doubtful accounts, beginning of year	$1,957	$1,294	$1,327
Charges to costs and expenses	1,010	1,056	678
Write-offs of uncollectible accounts, net of recoveries	(92)	(497)	(527)
Business acquisitions	2,330	12	—
Currency translation adjustments	(101)	92	(184)

Allowance for doubtful accounts, end of year	$5,104	$1,957	$1,294

Note 5.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw material and subassemblies	$185,359	$144,555
Work-in-progress	48,788	37,732
Finished goods	69,009	34,213

	$303,156	$216,500

Note 6.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2010	2009
Land	—	$19,944	$6,942
Buildings	30 years	72,924	39,208
Machinery and equipment	3 to 7 years	139,422	116,458
Office equipment and other	3 to 7 years	95,009	79,424

		327,299	242,032
Less accumulated depreciation		(138,180)	(102,920)

		$189,119	$139,112

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $34.2 million, $26.1 million and $23.1 million, respectively.

Note 7.	Goodwill

During the year ended December 31, 2010, the Company recorded goodwill in connection with its acquisitions of Raymarine Holdings, Ltd. (“Raymarine”), ICx Technologies, Inc. (“ICx”) and Directed Perception, Inc. and during the year ended December 31 2009, the Company recorded goodwill in connection

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill—(Continued)

with its acquisition of Salvador Imaging, Inc., OmniTech Partners, Inc. and Infrared Korea, Ltd. (see Note 18). The Company reviews its goodwill for impairment annually, or more frequently, if there is a triggering event. A two-step test is performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of the reporting units, the Company relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return and are analyzed within the boundary of the overall market capitalization of the Company. Under the Market Approach, the fair value of the business is based on forecasted earnings multiplied by an average earnings multiplier of a group of the Company’s peers and compared to the carrying value of the goodwill.

As of June 30, 2010, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2010, there have been no triggering events that would require an updated impairment review.

The carrying value of goodwill by reporting segment and the activity for the two year period ending December 31, 2010 is as follows (in thousands):

	Thermography	Commercial Vision Systems	Raymarine	Government Systems	ICx	Total
Balance, December 31, 2008	$102,313	$110,570	$—	$12,802	$—	$225,685
Goodwill from acquisitions	1,323	8,585	—	24,476	—	34,384
Currency translation adjustments	2,448	107	—	306	—	2,861
Other activity	(583)	(16)	—	—	—	(599)

Balance, December 31, 2009	105,501	119,246	—	37,584	—	262,331
Goodwill from acquisitions	—	14,065	91,643	—	110,646	216,354
Currency translation adjustments	(2,082)	(545)	5,623	292	—	3,288
Other activity	(4)	—	—	50	—	46

Balance, December 31, 2010	$103,415	$132,766	$97,266	$37,926	$110,646	$482,019

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2010	2009
Product technology	11 years	$88,078	$43,959
Customer relationships	10 years	85,362	50,151
Trademarks and tradename portfolios	14 years	7,947	7,947
Tradename portfolio not subject to amortization	Indefinite	32,250	—
Other	5 years	23,010	2,580

Acquired identifiable intangibles		236,647	104,637
Less accumulated amortization		(66,793)	(47,495)

Net acquired identifiable intangibles		169,854	57,142

Patents	17 years	4,277	3,981
Less accumulated amortization		(3,287)	(2,850)

Net patents		990	1,131

Cooperation agreement and other	7 years	10,881	3,554
Less accumulated amortization		(4,340)	(2,647)

Net cooperation agreement and other		6,541	907

		$177,385	$59,180

During the year ended December 31, 2010, identifiable intangible assets acquired as part of acquisitions were (in thousands):

Raymarine	$67,723
ICx	57,430
Directed Perception	4,760

$129,913

In addition, the Company recorded an intangible asset of $5.9 million for the fair value of tenant leases acquired with the purchase of a building in 2010.

The aggregate amortization expense recorded in 2010, 2009 and 2008 was $25.8 million, $16.4 million and $16.8 million, respectively. For intangible assets recorded at December 31, 2010, the estimated future aggregate amortization expense for the years ending December 31, 2011 through 2015 is approximately (in thousands):

2011	$23,016
2012	21,690
2013	20,114
2014	15,694
2015	11,576

The Company continually monitors for events and changes in circumstances that could indicate that the carrying amounts of the Company’s intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability of intangible assets by determining whether the

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Intangible Assets—(Continued)

carrying value of such assets will be recovered through their expected future cash flows. If the future undiscounted cash flows are determined to be less than the carrying amount of the intangible assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in the years ended December 31, 2010, 2009 and 2008.

Note 9.	Credit Agreements

On October 6, 2006, the Company signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The Credit Agreement provides for a $300 million, five-year revolving line of credit. Under the Credit Agreement, borrowings bore interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.053 percent and the prime lending rate was 3.25 percent at December 31, 2010. These rates were 1.001 percent and 3.25 percent, respectively, at December 31, 2009. The Credit Agreement required the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.175 percent to 0.325 percent. At December 31, 2010 and 2009, the commitment fee rate was 0.175 percent. At December 31, 2010 and 2009, the Company had no amounts outstanding under the Credit Agreement. The Company had $6.5 million and $7.8 million of letters of credit outstanding under the Credit Agreement at December 31, 2010 and 2009, respectively, which reduces the total available credit. This credit facility was terminated on February 8, 2011.

On July 7, 2010, the Company entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration would extend beyond the current Credit Agreement. At December 31, 2010, the total value of letters of credit outstanding under this facility was $8.6 million.

On February 8, 2011, the Company signed a new Credit Agreement (“New Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A and other Lenders. The New Credit Agreement provides for a $200 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The New Credit Agreement allows the Company and certain designated subsidiaries to borrow in euro, kroner, pound sterling and other agreed upon currencies. The New Credit Agreement requires the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The New Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios. The five-year revolving line of credit available under the New Credit Agreement is not secured by any of the Company’s assets.

The Company, through its Sweden subsidiary, has a 30 million Swedish kroner (approximately $4.4 million) line of credit with an interest rate at 2.158 percent at December 31, 2010. At December 31, 2010, the Company had no amounts outstanding on this line of credit. The 30 million Swedish kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Swedish subsidiary and is subject to automatic renewal on an annual basis.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Accrued Product Warranties

The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Accrued product warranties, beginning of year	$9,438	$7,826	$6,594
Amounts paid for warranty services	(2,029)	(8,861)	(8,428)
Warranty provisions for products sold	2,073	10,038	9,894
Business acquisitions	8,969	202	354
Currency translation adjustments and other	235	233	(588)

Accrued product warranties, end of year	$18,686	$9,438	$7,826

At December 31, 2010, $3.0 million of the accrued product warranties are classified as long-term as the outstanding warranty period is greater than twelve months.

Note 11.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Convertible notes	$—	$58,782
Issuance cost and discount of the convertible notes	—	(791)

	$—	$57,991

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

In addition, in July 2009, convertible notes with an aggregate principal amount of $30.1 million were converted into approximately 2.7 million shares of the Company’s common stock, and in December 2009, convertible notes with an aggregate principal amount of $2.7 million were converted into 244,000 shares of the Company’s common stock. In June 2010, the remaining $58.8 million of the outstanding convertible notes were converted into 5.3 million shares of the Company’s common stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Long-Term Debt—(Continued)

The convertible notes were classified as a long-term liability in the Consolidated Balance Sheet because the stated contractual maturity was 2023.

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

The effective interest rate of the convertible notes was 6.0 percent. Interest and amortization expense of the convertible notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash interest (3% coupon)	$735	$2,558	$6,284
Amortization of discount	706	2,594	5,502
Amortization of issuance costs	84	324	724

	$1,525	$5,476	$12,510

Note 12.	Commitments

The Company leases some of its primary facilities under various operating leases that expire in 2011 through 2023. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $13.3 million, $10.1 million and $10.5 million, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Commitments—(Continued)

The future minimum obligations under all non-cancelable leases, net of expected sublease income, and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2011	$16,831	$2,370
2012	14,132	1,092
2013	8,876	575
2014	6,875	550
2015	4,267	550
Thereafter	11,100	825

Total minimum payments	$62,081	$5,962

Note 13.	Contingencies

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon Company was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims. On October 27, 2010, the parties finalized the agreement which results in a payment of $3 million by the FLIR Parties to Raytheon. The Company recorded a $3 million loss during the third quarter of fiscal 2010. The agreement entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. A final judgment was entered on January 7, 2011. The parties have appealed certain rulings of the district court to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

On July 10, 2008, William J. Parrish and E. Timothy Fitzgibbons (collectively, “Plaintiffs”) filed an action against FLIR Systems, Inc., its affiliate Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), Earl R. Lewis and James A. Fitzhenry (collectively, “Defendants”) in California Superior Court for the County of Santa Barbara asserting claims for negligent and intentional tortious interference with prospective economic relations. The claims arose from a prior action in the same court in which then-defendants Parrish and Fitzgibbons prevailed. On November 20, 2009, Plaintiffs amended their complaint to add a malicious prosecution claim, as well as two additional claims for negligent and intentional tortious interference with prospective economic relations. On July 19, 2010, Plaintiffs further amended their complaint to name the Company’s former outside counsel in a prior action as a defendant. The claims against the former outside counsel were subsequently dismissed without prejudice. All tortious interference claims have been dismissed as to all defendants. The case is currently set for trial in May 2011. Defendants intend to vigorously defend themselves in this matter and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Contingencies—(Continued)

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

Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$248,109	$241,470	$195,356
Foreign	114,343	98,923	94,962

	$362,452	$340,393	$290,318

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current tax expense:
Federal	$79,551	$75,698	$73,039
State	16,511	10,621	7,171
Foreign	32,883	24,931	17,298

	128,945	111,250	97,508

Deferred tax expense (benefit):
Federal	(10,183)	1,744	(7,824)
State	(1,571)	92	(67)
Foreign	(2,865)	(2,906)	(199)

	(14,619)	(1,070)	(8,090)

Total provision	$114,326	$110,180	$89,418

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2010	2009
Allowance for doubtful accounts	$800	$364
Accrued product warranties	2,862	2,412
Inventory basis differences	7,957	5,399
Accrued liabilities	10,121	4,056
Deferred revenue	1,256	2,407
Current net operating loss	376	—
Other	(746)	(1,407)
Foreign accrued liabilities	568	—
Foreign intangibles	(1,312)	—
Foreign inventory	893	—
Foreign other	353	—

Net current deferred tax assets	$23,128	$13,231

Foreign accrued liabilities	$—	$310
Foreign intangibles	—	(919)
Foreign other	—	90

Net current deferred tax liabilities	$—	(519)

Net operating loss carry-forwards	$39,531	$2,164
Credit carry-forwards	2,477	—
Domestic depreciation	(11,796)	(10,745)
Supplemental Executive Retirement Plan	6,415	6,942
Stock-based compensation	10,690	7,233
Intangibles	(26,888)	(7,042)
Deferred revenue	3,704	4,077
Other	4,172	2,693
Valuation allowance	(5,563)	—

Net long-term deferred tax assets	$22,742	$5,322

Foreign net operating loss recapture	$(531)	$(499)
Foreign credit carry-forwards	166	—
Foreign depreciation	3,426	(574)
Foreign stock-based compensation	1,080	1,007
Foreign social costs	(860)	(1,285)
Foreign intangibles	(17,543)	(2,539)
Foreign pension	26	146
Foreign net operating loss carry-forwards	2,438	682
Foreign other	381	840
Valuation allowance	(1,746)	—

Long-term deferred tax liabilities	$(13,163)	$(2,222)

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)

The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(1.9)	(4.0)	(6.6)
Federal and state income tax credits	(1.5)	(4.7)	(1.2)
State taxes	2.6	2.6	1.9
Non-deductible expenses	(1.6)	3.0	1.6
Other	(1.1)	0.5	0.1

Effective tax rate	31.5%	32.4%	30.8%

At December 31, 2010, the Company had United States tax net operating loss carry-forwards totaling approximately $109.5 million which expire between 2025 – 2030. In addition, the Company has various state net operating loss carry-forwards totaling approximately $90.9 million which expire between 2011 – 2030. The federal and state net operating losses were generated by ICx Technologies, which was acquired by FLIR Systems Inc during 2010.

The tax benefits described above are recorded as an asset when the benefits are more likely than not to be recognized. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. We believe that the net deferred tax assets of $32.7 million reflected on the December 31, 2010 Consolidated Balance Sheet are mostly realizable based on future forecasts of taxable income over a relatively short time horizon, but we have determined that a valuation allowance against our net deferred tax assets of $7.3 million is required, primarily related to certain acquired net operating losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets. The Company may be required to record additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.

United States income taxes have not been provided on accumulated undistributed earnings of certain subsidiaries outside the United States, as the Company currently intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2010, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $383.6 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)

The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$8,297	$5,697	$4,276
Increases related to current year tax positions	2,339	2,528	1,333
Increases related to prior year tax positions	1,561	227	19
Decreases related to prior year tax positions	(11)	(29)	(112)
Acquisitions	25,716	—	—
Lapse of statute of limitations	(6,953)	—	—
Settlements	—	(126)	—
Reclassification to income tax receivable	—	—	181

Balance, end of year	$30,949	$8,297	$5,697

The unrecognized tax benefits at December 31, 2010 relate to the United States, United Kingdom and various foreign jurisdictions.

Approximately $1.1 million of the above tax positions are expected to reverse during the next 12 month period due to the expiration of the statute of limitations and are recorded as current accrued income taxes on the Consolidated Balance Sheet as of December 31, 2010. All remaining amounts are recorded as a long term liability or an offset to the deferred tax assets.

As of December 31, 2010, the Company had approximately $30.9 million of unrecognized tax benefits, $20.9 million of which would affect the Company’s effective tax rate if recognized. Over the next twelve months, the Company expects to have increases to its unrecognized tax benefits consistent with prior year increases, including increases for interest and penalties.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, the Company had $3.1 million of accrued interest and penalties ($2.7 million net of federal and state benefits) related to uncertain tax positions that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

The Company files United States, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2007 – 2009
State of Oregon	2006 – 2009
State of Massachusetts	2007 – 2009
State of California	2005 – 2009
Sweden	2003 – 2009
United Kingdom	2007 – 2009
France	2006 – 2009

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation

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

The Company also has stock options that it issued as replacement options in connection with the acquisition of Indigo Systems Corporation in 2004 and stock options and restricted stock units issued as replacement awards in connection with the acquisition of ICx in 2010.

Information with respect to stock option activity for 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	8,387	$15.81	5.6
Granted	633	30.27
Business acquisitions	149	18.69
Exercised	(1,739)	8.90
Forfeited	(27)	27.16

Outstanding at December 31, 2010	7,403	$18.69	5.6	$84,792

Exercisable at December 31, 2010	6,005	$16.48	4.8	$81,539

Vested and expected to vest at December 31, 2010	7,333	$18.60	5.6	$84,630

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation—(Continued)

Stock Incentive Plans—(Continued)

Information with respect to restricted stock unit activity for 2010 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	1,226	$27.41
Granted	536	29.91
Business acquisitions	182	25.06
Vested	(536)	26.16
Forfeited	(57)	28.32

Outstanding at December 31, 2010	1,351	$28.54

As of December 31, 2010, there are 9,750,000 shares of common stock reserved for future issuance under all of the stock incentive plans.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The Company has reserved 5,000,000 shares of common stock for issuance under the ESPP.

There were 252,000 shares issued during 2010 and 4,621,000 shares remain available under the ESPP at December 31, 2010 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans

Employee 401(k) Plans

The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $4.9 million, $4.4 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Pension Plans

The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.

The Company has recorded the minimum pension liability to accumulated other comprehensive earnings and the estimated benefit to be paid in 2011 has been reported in other current liabilities. The measurement date used for the pension plans is December 31.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

Amounts recognized in other comprehensive earnings during the years ended December 31, 2010, 2009 and 2008, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net earnings (loss)	$396	$493	$(2,340)
Prior service cost	297	313	(989)
Transition obligation	(29)	(25)	(40)

	$664	$781	$(3,369)

Components of accumulated other comprehensive earnings (loss) related to the Company’s pension plans as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Net loss	$(3,539)	$(3,935)
Prior service cost	(1,220)	(1,517)
Transition obligation	—	29

	$(4,759)	$(5,423)

A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at January 1	$22,220	$21,237
Service costs	142	125
Interest costs	1,135	1,085
Actuarial loss (gain)	1,319	(219)
Benefits paid	(4,541)	(353)
Foreign currency exchange changes	289	345

Benefit obligation at December 31	$20,564	$22,220

Fair value of plan assets at December 31	$—	$—

Unfunded status at December 31	$20,564	$22,220

Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$420	$372
Non-current liabilities	20,144	21,848

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2010	2009
Net periodic benefit cost:
SERP:
Discount rate	5.50%	5.50%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	4.70%	3.85%
Funded status and projected benefit obligation:
SERP:
Discount rate	5.15%	5.50%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	4.70%	3.85%

The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.

A pension liability of $7.6 million and $8.6 million as of December 31, 2010 and 2009, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.

Benefits expected to be paid under the plans are approximately (in thousands):

2011	$420
2012	410
2013	12,430
2014	381
2015	398
Five years thereafter	6,488

$20,527

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Service costs	$142	$125	$153
Interest costs	1,135	1,085	820
Net amortization and deferral	967	1,045	366
Settlement loss	1,392	—	—

Net periodic pension costs	$3,636	$2,255	$1,339

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)

Pension Plans—(Continued)

Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2011 are as follows (in thousands):

Year Ending December 31, 2011
Net loss	$258
Net prior service cost	298

$556

Note 17.	Operating Segments and Related Information

Operating Segments

The Company has determined its operating segments to be the Thermography, Commercial Vision Systems, Raymarine, Government Systems, and ICx market segments.

The Thermography segment addresses a broad range of commercial and industrial applications, typically where imaging and temperature measurement together are required. Products range from highly sensitive cameras with extensive analytic capabilities and sophisticated image processing to less expensive cameras offering excellent performance and value for less demanding applications.

The Commercial Vision Systems segment is focused on the emerging commercial markets for infrared imaging technology where the primary need is to see at night or in adverse conditions, such as through smoke or light fog. Markets include commercial security, automotive, marine, airborne, personal night vision, and first responder markets. Also included in this segment is the Company’s infrared sensor business, which sells focal plane arrays and camera cores internally as well as to third parties on an original equipment manufacturer (OEM) basis.

The Raymarine segment designs, develops, and markets electronics for the maritime industry and is a provider of fully integrated “stem to stern” networked electronic systems for boats of all sizes. Products include multifunction displays used to control multiple onboard electronic components, radar systems, thermal imaging cameras, autopilot systems, sonar modules, connectivity software, and various other instruments used to monitor factors such as boat speed, direction, and location. The business distributes its products through a vast network of independent distributors and retailers as well as through its relationships with boat builders, providing both first fitment and aftermarket solutions.

The Government Systems segment is focused on selling advanced imaging systems to government customers and markets where very high performance is required. Typical applications include surveillance, force protection, drug interdiction, search and rescue, special operations, and target designation. GS products are often customized for specific applications and frequently incorporate additional sensors, including visible light cameras, radars, low light cameras, laser rangefinders, laser illuminators, and laser designators.

The ICx segment primarily produces sensor systems that detect and identify chemical, biological, radiological, nuclear, and explosives threats and deliver actionable intelligence for wide area surveillance, intrusion detection, and facility security. ICx integrates advanced sensors for force protection, homeland security, and commercial applications.

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

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue—External Customers:
Thermography	$317,936	$285,482	$327,324
Commercial Vision Systems	256,102	206,323	180,622
Raymarine	104,089	—	—
Government Systems	661,072	655,282	569,028
ICx	46,102	—	—

	$1,385,301	$1,147,087	$1,076,974

Revenue—Intersegments:
Thermography	$8,574	$10,104	$8,698
Commercial Vision Systems	27,413	18,374	22,433
Raymarine	—	—	—
Government Systems	28,284	28,412	30,170
ICx	—	—	—
Eliminations	(64,271)	(56,890)	(61,301)

	$—	$—	$—

Earnings (loss) from operations:
Thermography	$89,693	$72,897	$70,471
Commercial Vision Systems	74,073	49,322	37,493
Raymarine	8,284	—	—
Government Systems	251,842	286,361	233,803
ICx	2,088	—	—
Other	(65,408)	(61,293)	(57,276)

	$360,572	$347,287	$284,491

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

Operating Segments—(Continued)

	December 31,
	2010	2009
Segment assets (accounts receivable, net and inventories):
Thermography	$100,809	$105,156
Commercial Vision Systems	97,610	62,635
Raymarine	58,236	—
Government Systems	316,748	283,683
ICx	69,476	—

	$642,879	$451,474

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$732,989	$672,270	$669,215
Europe	318,321	242,498	239,438
Other foreign	333,991	232,319	168,321

	$1,385,301	$1,147,087	$1,076,974

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2010	2009
United States	$583,299	$387,169
Europe	287,081	116,850
Other	9,423	5,175

	$879,803	$509,194

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
United States government	$473,948	$494,641	$441,818

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions

In May 2010, the Company acquired all of the outstanding stock of Raymarine Holdings Limited (“Raymarine”), a leading provider of a comprehensive range of electronic equipment for recreational boating and light commercial marine markets, for approximately $177.8 million in cash.

The Company has recorded $67.7 million of identifiable intangible assets and $91.6 million of goodwill, in conjunction with the Raymarine acquisition, which has been recorded in the Company’s Raymarine business segment. Goodwill consists largely of the ability of the Company and Raymarine, working together, to grow the combined businesses through the integration of each other’s products, market presence, distribution channels and domain knowledge.

The allocation of the purchase price is as follows (in thousands):

Cash acquired	$3,171
Accounts receivable, net	30,929
Inventories	20,803
Property and equipment	15,807
Other assets	17,356
Liabilities	(41,926)

Net tangible assets	46,140
Identifiable intangible assets	67,723
Goodwill	91,643
Deferred taxes, net	(27,743)

Purchase price	$177,763

None of the goodwill recognized is deductible for income tax purposes. Acquisition-related costs, included in selling, general and administrative expenses, for the year ended December 31, 2010 was $4.6 million.

The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Trade Name	Indefinite	$30,294
Customer Relationships	15 years	31,021
Patented/Proprietary Technology	5 years	6,408

		$67,723

Raymarine’s revenue and net earnings included in the Company’s Consolidated Statement of Income for the year ended December 31, 2010 were (in thousands):

Revenue	$104,089
Net earnings	8,284

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions—(Continued)

In October 2010, the Company acquired all of the outstanding stock of ICx, a leading provider of integrated advanced sensing technologies for homeland security, force protection and critical infrastructure applications, for approximately $264.2 million in cash. In addition, the Company assumed certain outstanding ICx stock options and unvested restricted stock units. As a result, 331,386 shares of the Company’s common stock valued at $2.1 million are issuable by the Company upon exercise of the ICx stock options and vesting of ICx restricted stock units.

In connection with the acquisition, the Company has begun pursuing the sale of certain business units, including Transportation Solutions, which are not a strategic fit with the Company and expects to complete the sale in 2011. The net loss of $0.5 million for these business units have been reported as discontinued operations for the year ended December 31, 2010. These business units had assets totaling approximately $17.9 million and liabilities of approximately $3.5 million as of December 31, 2010.

The Company has recorded $57.4 million of identifiable intangible assets and $110.6 million of goodwill, in conjunction with the ICx acquisition, which has been recorded in the Company’s ICx business segment. Goodwill consists largely of the ability of the Company to expand the Company’s capabilities into advanced sensors for chemical, biological, radiological, nuclear, and explosives detection for defense and homeland security markets. The acquisition also enhances the Company’s existing intelligence surveillance and reconnaissance product suite through the addition of ICx’s advanced radars and integrated platforms.

The preliminary allocation of the purchase price is as follows (in thousands):

Cash acquired	$36,197
Accounts receivable, net	24,405
Inventories	41,982
Property and equipment	9,016
Other assets	14,325
Liabilities	(41,729)

Net tangible assets	84,196
Identifiable intangible assets	57,430
Goodwill	110,646
Deferred taxes, net	14,069

Purchase price	$266,341

Certain tax attributes and the allocation of goodwill are pending final valuation and are expected to be finalized by June 30, 2011. None of the goodwill recognized is deductible for income tax purposes. Acquisition-related costs, included in selling, general and administrative expenses, for the year ended December 31, 2010 was $4.5 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions—(Continued)

The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
In-process Research and Development	Indefinite	$1,290
Customer Contracts	5 years	20,000
Patented/Proprietary Technology	14 years	36,140

		$57,430

ICx’s revenue and earnings from continuing operations included in the Company’s Consolidated Statement of Income for the year ended December 31, 2010 were (in thousands):

Revenue	$46,102
Earnings from continuing operations	2,088

The pro-forma revenue and net earnings of the Company had the acquisition date of Raymarine and ICx been January 1, 2009, were (in thousands):

	Year Ended December 31,
	2010	2009
Revenue	$1,571,399	$1,493,290
Earnings from continuing operations	224,532	182,449

The pro-forma results above represent the combined revenue and net earnings of the Company, Raymarine and ICx as reported. These pro-forma results include intangible asset amortization in both periods and assume that acquisition costs were incurred in 2009.

In 2009, the Company acquired all of the outstanding stock of Salvador Imaging, Inc. and OmniTech Partners, Inc. and certain assets of Infrared Korea, Ltd. for approximately $57.1 million in cash. Purchase accounting allocations recorded in 2009 in relation to these acquisitions included recording identifiable intangible assets of approximately $17.1 million, goodwill of approximately $34.4 million, and contingent consideration of approximately $1.9 million. The contingent consideration was paid in January 2011.

Additionally, in December 2009, the Company acquired all of the outstanding stock of Directed Perception, Inc. for approximately $20.2 million in cash. Purchase accounting allocations recorded in 2010 included recording identifiable intangible assets of approximately $4.5 million and goodwill of approximately $14.1 million.

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

In February 2007 and February 2009, the Company’s Board of Directors authorized the repurchase of up to 12.0 million shares and 20.0 million shares, respectively, of the Company’s outstanding shares of common stock in the open market. The February 2007 authorization expired in February 2009 and the February 2009 authorization expired in February 2011. Under these authorizations, the Company has repurchased 1,306,000 shares for a total of $35.7 million, 3,232,000 shares for a total of $73.2 million and 1,381,000 shares for a total of $40.7 million during the years ended December 31, 2010, 2009, and 2008, respectively.

In February 2011, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of the Company’s outstanding shares of common stock in the open market. This authorization expires in February 2013.

Note 20.	Subsequent Event

On February 9, 2011, the Company’s Board of Directors adopted a new dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. The first dividend of $0.06 per share of outstanding common stock will be paid to shareholders of record as of the close of business on February 22, 2011, with a payment date of March 10, 2011. The total cash payment of this dividend will be approximately $9.6 million.

QUARTERLY FINANCIAL DATA (UNAUDITED)

FLIR SYSTEMS, INC.

(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2010
Revenue	$287,298	$331,133	$332,497	$434,373
Gross profit	165,354	183,323	182,108	231,826
Earnings from continuing operations	55,895	59,454	62,955	70,309
Loss from discontinued operations	—	—	—	(487)
Net earnings	55,895	59,454	62,955	69,822
Basic earnings per share:
Continuing operations	$0.37	$0.38	$0.40	$0.44
Discontinued operations	—	—	—	(0.00)

Basic earnings per share	$0.37	$0.38	$0.40	$0.44
Diluted earnings per share:
Continuing operations	$0.35	$0.37	$0.39	$0.44
Discontinued operations	—	—	—	(0.00)

Basic earnings per share	$0.35	$0.37	$0.39	$0.43

2009
Revenue	$271,996	$277,978	$285,553	$311,560
Gross profit	157,715	161,948	162,817	176,049
Net earnings	54,272	55,653	60,035	60,253
Net earnings per share:
Basic	$0.38	$0.37	$0.40	$0.40
Diluted	$0.35	$0.35	$0.38	$0.38

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company acquired Raymarine Holdings Limited on May 14, 2010 and ICx Technologies, Inc. on October 4, 2010 (the Acquisitions). Management excluded the Acquisitions from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Acquisitions represent 12.9% of the Company’s total assets and 10.9% of the Company’s total revenues as reported in the consolidated financial statements for the year ended December 31, 2010.

Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of FLIR Systems, Inc.:

We have audited FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

FLIR Systems, Inc. acquired Raymarine Holdings Limited on May 14, 2010 and ICx Technologies, Inc. on October 4, 2010 (the Acquisitions) and management excluded the Acquisitions from its assessment of the effectiveness of FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2010, the Acquisitions represent 12.9% of FLIR Systems Inc.’s total assets and 10.9% of FLIR Systems Inc.’s total revenues as reported in the consolidated financial statements as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of FLIR Systems Inc. also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon

March 1, 2011

ITEM 9B.	OTHER INFORMATION

EMPLOYMENT AGREEMENTS.

Earl R. Lewis. On February 28, 2011, the Company entered into an Employment Agreement with Earl R. Lewis, pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Lewis and the Company dated as of May 5, 2010. The Agreement is for a term ending January 1, 2013, and provides for a minimum annual base salary of $850,000 for 2011 and $875,000 for 2012. Pursuant to the Agreement, Mr. Lewis will also be eligible for bonuses, incentive payments, and equity grants as determined by the Compensation Committee of the Company’s Board of Directors. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year’s base salary to Mr. Lewis’ estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a severance payment in an amount not less than one year’s base salary. In addition, if the Company terminates the Agreement without Cause, all equity awards granted to Mr. Lewis would immediately vest. If Mr. Lewis’s employment is terminated at a time when a successor as CEO has been identified, he will be paid through termination and will be eligible to receive a prorated award under the Company’s annual incentive plan then in effect. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers. The foregoing description of the Employment Agreement with Mr. Lewis does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements are included in Item 8 above.

(a)(2) Financial Statement Schedules

No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) Exhibits

Number	Description
3.1	Second Restated Articles of Incorporation of FLIR Systems, Inc., as amended through May 12, 2008 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on February 27, 2009).

3.2	Second Restated Bylaws of FLIR Systems, Inc., as amended through August 6, 2009 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 10, 2009).

10.1	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.3	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 4, 2005).(1)

10.4	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

10.5	FLIR Systems, Inc. 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.6	Form of 2007 Executive Bonus Plan Performance Award Agreement dated as of March 14, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.7	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007). (1)

10.8	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007). (1)

10.9	Form of Change in Control Agreement dated as of May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 8, 2009).(1)

10.10	Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010).(1)

10.11	Professional Services Agreement between FLIR Systems, Inc. and Stephen M. Bailey dated as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 7, 2010). (1)

10.12	Professional Services Agreement between FLIR Systems, Inc. and Arne Almerfors dated as of June 1, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2010) . (1)

Number	Description

10.13	Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of February 28, 2011. (1)

10.14	Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A and other Lenders identified therein as of February 8, 2011.

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2011.

FLIR SYSTEMS, INC.
(Registrant)

By:	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo Sr. Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2011.

Signature	Title
/S/ EARL R. LEWIS Earl R. Lewis	Chairman of the Board of Directors, President and Chief Executive Officer

/S/ ANTHONY L. TRUNZO Anthony L. Trunzo	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/S/ DAVID A. MUESSLE David A. Muessle	Vice President and Corporate Controller (Principal Accounting Officer)

/S/ JOHN D. CARTER John D. Carter	Director

/S/ WILLIAM W. CROUCH William W. Crouch	Director

/S/ ANGUS L. MACDONALD Angus L. Macdonald	Director

/S/ MICHAEL T. SMITH Michael T. Smith	Director

/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Director

/S/ STEVEN E. WYNNE Steven E. Wynne	Director