Form 10-Q
period 2011-03-31
FLIR SYSTEMS INC
filed 2011-05-10
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

At April 29, 2011, there were 159,682,533 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$373,465	$287,298
Cost of goods sold	177,820	121,944

Gross profit	195,645	165,354

Operating expenses:
Research and development	37,260	24,803
Selling, general and administrative	81,739	56,208

Total operating expenses	118,999	81,011

Earnings from operations	76,646	84,343

Interest expense	350	1,224
Interest income	(262)	(254)
Other expense (income), net	845	(53)

Earnings from continuing operations before income taxes	75,713	83,426
Income tax provision	23,849	27,531

Earnings from continuing operations	51,864	55,895
Loss from discontinued operations, net of tax	(549)	—

Net earnings	$51,315	$55,895

Basic earnings per share:
Continuing operations	$0.33	$0.37
Discontinued operations	(0.00)	—

Basic earnings per share	$0.32	$0.37

Diluted earnings per share:
Continuing operations	$0.32	$0.35
Discontinued operations	(0.00)	—

Diluted earnings per share	$0.32	$0.35

Weighted average shares outstanding:
Basic	159,400	152,899

Diluted	162,310	161,604

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$250,229	$193,137
Accounts receivable, net	321,769	339,723
Inventories	321,072	303,156
Prepaid expenses and other current assets	106,006	95,663
Deferred income taxes, net	23,364	23,128

Total current assets	1,022,440	954,807

Property and equipment, net	185,063	189,119
Deferred income taxes, net	22,746	22,742
Goodwill	492,431	482,019
Intangible assets, net	178,760	177,385
Other assets	32,519	31,280

	$1,933,959	$1,857,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,352	$85,881
Deferred revenue	19,790	17,867
Accrued payroll and related liabilities	46,126	54,894
Accrued product warranties	15,888	15,711
Advance payments from customers	21,700	22,616
Accrued expenses	32,325	36,578
Accrued income taxes	12,683	8,218
Other current liabilities	4,632	8,186

Total current liabilities	238,496	249,951

Deferred tax liability, net	13,787	13,163
Accrued income taxes	22,197	19,793
Pension and other long-term liabilities	56,763	51,897

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 159,458 and 159,212 shares issued at March 31, 2011, and December 31, 2010, respectively, and additional paid-in capital	473,682	465,467
Retained earnings	1,097,173	1,055,429
Accumulated other comprehensive earnings	31,861	1,652

Total shareholders’ equity	1,602,716	1,522,548

	$1,933,959	$1,857,352

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$51,315	$55,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,893	11,766
Deferred income taxes	(65)	1,264
Stock-based compensation plans	6,288	6,134
Other non-cash items	3,426	(118)
Changes in operating assets and liabilities:
Decrease in accounts receivable	22,815	8,019
Increase in inventories	(19,402)	(7,889)
(Increase) decrease in prepaid expenses and other current assets	(8,675)	21,066
Increase in other assets	(1,426)	(257)
(Decrease) increase in accounts payable	(2,202)	13,255
Increase (decrease) in deferred revenue	1,638	(7,444)
Decrease in accrued payroll and other liabilities	(21,397)	(6,634)
Increase (decrease) in accrued income taxes	6,237	(11,505)
Increase (decrease) in pension and other long-term liabilities	3,941	(1,341)

Cash provided by operating activities	62,386	82,211

Cash flows from investing activities:
Additions to property and equipment	(4,267)	(36,850)
Other investments	—	(1,000)

Cash used by investing activities	(4,267)	(37,850)

Cash flows from financing activities:
Repayment of capital leases and other long-term debt, net	(24)	3
Repurchase of common stock	(6,775)	—
Proceeds from shares issued pursuant to stock-based compensation plans	7,033	1,148
Excess tax benefit from stock-based compensation plans	1,592	410
Dividends paid	(9,571)	—
Capital contribution	—	55

Cash (used) provided by financing activities	(7,745)	1,616

Effect of exchange rate changes on cash	6,718	(6,204)

Net increase in cash and cash equivalents	57,092	39,773
Cash and cash equivalents, beginning of period	193,137	422,047

Cash and cash equivalents, end of period	$250,229	$461,820

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2011.

Note 2. Stock-based Compensation

Stock-based compensation expense and the related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of goods sold	$641	$889
Research and development	1,486	1,284
Selling, general and administrative	4,161	3,961

Stock-based compensation expense before income taxes	6,288	6,134
Income tax benefit	(1,790)	(1,960)

Total stock-based compensation expense after income taxes	$4,498	$4,174

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2011	2010
Stock-based compensation costs capitalized in inventory	$965	$888

As of March 31, 2011, the Company had $26.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Stock Option Awards:
Total fair value of awards vested	$2,933	$4,165
Total intrinsic value of options exercised	$4,150	$3,735

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$32.18	$26.64
Total fair value of awards granted	$186	$466
Total fair value of awards vested	$850	$327

The total amount of cash received from the exercise of stock options and the related tax benefit realized from the exercise of the stock options were (in thousands):

	Three Months Ended March 31,
	2011	2010
Total amount of cash received	$7,033	$1,148
Tax benefit realized	$1,667	$430

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,403	$18.69	5.6
Granted	—	—
Exercised	(453)	15.52
Forfeited	(53)	26.02

Outstanding at March 31, 2011	6,897	$18.85	5.3	$108,737

Exercisable at March 31, 2011	5,775	$17.15	4.7	$100,820

Vested and expected to vest at March 31, 2011	6,841	$18.77	5.3	$108,342

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,351	$28.54
Granted	6	32.18
Vested	(26)	25.55
Forfeited	(9)	25.76

Outstanding at March 31, 2011	1,322	$28.63

Information with respect to the 2010 Employee Stock Purchase Plan is as follows:

Shares (in thousands)
Shares issued during the period	—
Shares available for issuance at March 31, 2011	4,621

Note 3. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator for earnings per share:
Earnings from continuing operations	$51,864	$55,895
Loss from discontinued operations	(549)	—

Net earnings available to common shareholders – basic	51,315	55,895
Interest associated with convertible notes, net of tax	—	564

Net earnings available to common shareholders – diluted	$51,315	$56,459

Denominator for earnings per share:
Weighted average number of common shares outstanding	159,400	152,899
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,910	3,407
Assumed conversion of convertible notes	—	5,298

Weighted average diluted shares outstanding	162,310	161,604

Anti-dilutive shares of stock-based compensation awards excluded	191	321

Note 4. Fair Value of Financial Instruments

The Company had $85.5 million and $27.2 million of cash equivalents at March 31, 2011 and December 31, 2010, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of March 31, 2011 and December 31, 2010 was not significant. The Company does not have any other financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Foreign Currency Exchange Rate Risk

The gains and losses related to outstanding derivative instruments recorded in other expense are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these gains and losses was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$4,514	$708

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	March 31, 2011	December 31, 2010

Euro	$38,271	$41,022
Swedish Kronor	26,522	23,212
British Pound Sterling	—	1,551
Australian Dollar	826	1,017

	$65,619	$66,802

At March 31, 2011, the Company’s foreign currency forward contracts had maturities of 45 days or less.

Note 6. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $5.3 million and $5.1 million at March 31, 2011 and December 31, 2010, respectively.

Note 7. Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Raw material and subassemblies	$205,567	$185,359
Work-in-progress	56,218	48,788
Finished goods	59,287	69,009

	$321,072	$303,156

Note 8. Property and Equipment

Property and equipment are net of accumulated depreciation of $152.5 million and $138.2 million at March 31, 2011 and December 31, 2010, respectively.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Goodwill

The carrying value of goodwill by reporting segment and the activity for the three months ended March 31, 2011 is as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	ICx	Total
Balance, December 31, 2010	$236,181	$97,266	$37,926	$110,646	$482,019
Currency translation adjustments	4,486	4,026	406	—	8,918
Other	(102)	—	—	1,596	1,494

Balance, March 31, 2011	$240,565	$101,292	$38,332	$112,242	$492,431

The Company has recorded $112.2 million of goodwill related to the acquisition of ICx Technologies (“ICx”). ICx was reported as a separate segment for the year ended December 31, 2010. For the year ending December 31, 2011, the Company has determined that certain business units of ICx will be reported in its Surveillance, Detection and Integrated Systems segments. Certain tax attributes and the allocation of goodwill from the ICx acquisition are pending final valuation and are expected to be finalized by September 30, 2011.

Note 10. Intangible Assets

Intangible assets are net of accumulated amortization of $79.1 million and $74.4 million at March 31, 2011 and December 31, 2010, respectively.

Note 11. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2011	2010
Accrued product warranties, beginning of period	$18,686	$9,438
Amounts paid for warranty services	(2,988)	(2,972)
Warranty provisions for products sold	2,708	2,463
Currency translation adjustments and other	554	267

Accrued product warranties, end of period	$18,960	$9,196

Current accrued product warranties	$15,888	$9,196

Long-term accrued product warranties	$3,072	$—

Note 12. Credit Agreements

At March 31, 2011, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $14.3 million of letters of credit outstanding, which reduces the total available credit to $185.7 million.

In July 2010, the Company entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration extended beyond the old Credit Agreement which was terminated on February 8, 2011. At March 31, 2011, the total value of letters of credit outstanding under this facility was $2.1 million.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2011 (in thousands):

Common stock and additional paid-in capital, December 31, 2010	$465,467
Income tax benefit of common stock options exercised	1,667
Common stock issued pursuant to stock-based compensation plans, net	6,743
Stock-based compensation expense	6,580
Repurchase of common stock	(6,775)

Common stock and additional paid-in capital, March 31, 2011	$473,682

During the three months ended March 31, 2011, the Company repurchased approximately 213,000 shares of the Company’s common stock under the February 2011 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2013.

On February 9, 2011, the Company’s Board of Directors adopted a new dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, the first dividend of $0.06 per share of outstanding common stock was paid on March 10, 2011 to shareholders of record as of the close of business on February 22, 2011. The total cash payment of this dividend was $9.6 million.

Note 14. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net earnings	$51,315	$55,895
Translation adjustment	30,209	(13,648)

Total comprehensive earnings	$81,524	$42,247

Note 15. Contingencies

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

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Contingencies – (Continued)

On July 10, 2008, William J. Parrish and E. Timothy Fitzgibbons (collectively, “Plaintiffs”) filed an action against FLIR Systems, Inc., its affiliate Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), Earl R. Lewis and James A. Fitzhenry (collectively, “Defendants”) in California Superior Court for the County of Santa Barbara asserting claims for negligent and intentional tortious interference with prospective economic relations. The claims arose from a prior action in the same court in which then-defendants Parrish and Fitzgibbons prevailed. On November 20, 2009, Plaintiffs amended their complaint to add a malicious prosecution claim, as well as two additional claims for negligent and intentional tortious interference with prospective economic relations. On July 19, 2010, Plaintiffs further amended their complaint to name the Company’s former outside counsel in a prior action as a defendant. The claims against the former outside counsel were subsequently dismissed without prejudice. All tortious interference claims have been dismissed as to all defendants. The case is currently set for trial in July 2011. Defendants intend to vigorously defend themselves in this matter and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16. Income Taxes

As of March 31, 2011, the Company had approximately $34.2 million of net unrecognized tax benefits of which $23.3 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of statute of limitations.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2011, the Company had approximately $2.9 million of net accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2007 – 2010
State of Oregon	2006 – 2010
State of Massachusetts	2007 – 2010
State of California	2005 – 2010
Sweden	2003 – 2010
United Kingdom	2007 – 2010
Germany	2004 – 2010
France	2006 – 2010

Note 17. Operating Segments and Related Information

        Operating Segments

The Company has two business divisions: Commercial Systems and Government Systems.

Commercial Systems Division

The Commercial Systems division is focused on the design, manufacture, and marketing of instrument, sensor, and electronics solutions that facilitate improved situational awareness and environmental analytics for commercial customers. The division is comprised of two operating segments: Thermal Vision and Measurement and Raymarine. The Thermal Vision and Measurement segment provides advanced thermal imaging solutions for emerging commercial and industrial markets that enable people to see at night or through adverse weather conditions and to capture, measure, and analyze temperature data. The Raymarine segment provides electronics for the maritime market and is a leading global provider of fully integrated “stem to stern” networked electronic systems for boats of all sizes.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information - (Continued)

Government Systems Division

The Government Systems division designs, manufactures, and markets advanced imaging and detection systems for government markets where high performance is required. The division is comprised of three operating segments: Surveillance, Detection, and Integrated Systems. The Surveillance segment provides enhanced imaging and recognition solutions to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The Detection segment produces sensor instruments that detect and identify chemical, biological, radiological, nuclear, and explosives (“CBRNE”) threats for military force protection, homeland security, and commercial applications. The Integrated Systems segment develops platform solutions for combating sophisticated security threats and incorporate multiple sensor systems in order to deliver actionable intelligence for wide area surveillance, intrusion detection, and facility security.

As of January 1, 2011, within the Commercial Systems division, the Company merged its former Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. In addition, within the Government Systems division, the legacy Government Systems operating segment has been merged with certain business units of ICx to form the Surveillance operating segment. The remaining business units of ICx have been separated into the Detection and Integrated Systems operating segments. Accordingly, the Company has retrospectively reported the March 31, 2010 amounts on a comparable basis.

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue – External Customers:
Thermal Vision and Measurement	$144,101	$128,954
Raymarine	50,536	—
Surveillance	149,857	158,344
Detection	17,871	—
Integrated Systems	11,100	—

	$373,465	$287,298

Revenue – Intersegments:
Thermal Vision and Measurement	$4,694	$9,725
Raymarine	3	—
Surveillance	10,258	5,565
Detection	—	—
Integrated Systems	395	—
Eliminations	(15,350)	(15,290)

	$—	$—

Earnings (loss) from operations:
Thermal Vision and Measurement	$37,207	$33,981
Raymarine	7,410	—
Surveillance	51,324	62,784
Detection	(3,861)	—
Integrated Systems	(34)	—
Other	(15,400)	(12,422)

	$76,646	$84,343

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information - (Continued)

	March 31, 2011	December 31, 2010
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$190,336	$198,419
Raymarine	73,878	58,236
Surveillance	323,058	327,240
Detection	36,125	39,270
Integrated Systems	12,056	11,516
Discontinued Operations	7,388	8,198

	$642,841	$642,879

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$195,425	$165,510
Europe	92,440	64,580
Other international	85,600	57,208

	$373,465	$287,298

Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$573,599	$583,299
Europe	305,516	287,081
Other international	9,657	9,423

	$888,772	$879,803

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
US Government	$109,873	$111,933

Note 18. Subsequent Event

On April 29, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its common stock, payable on June 10, 2011, to shareholders of record as of close of business on May 20, 2011. The total cash payment of this dividend will be approximately $9.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations

The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Revenue. Revenue for the three months ended March 31, 2011 increased by 30.0 percent, from $287.3 million in the first quarter of 2010 to $373.5 million in the first quarter of 2011. The increase was primarily due to revenues reported by Raymarine and ICx which were acquired on May 14, 2010 and October 4, 2010, respectively. Excluding Raymarine and ICx, revenue for the first quarter of 2011 increased by 1.6 percent over the same period of 2010.

The timing of deliveries against large contracts, especially for our Surveillance and Thermal Vision and Measurement products, can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2011 of approximately 25 percent partially attributable to revenue from businesses acquired in 2010, the mix of revenue between our business segments and within certain product categories in our business segments will vary from quarter to quarter.

As a percentage of revenue, international sales were 47.7 percent and 42.4 percent for the quarters ended March 31, 2011 and 2010, respectively. While the percentage of revenue from international sales will continue to fluctuate from quarter to quarter partially due to the timing of shipments under international and domestic government contracts, management anticipates that revenue from international sales as a percentage of total revenue will continue to comprise a significant percentage of revenue.

Gross profit. Gross profit for the quarter ended March 31, 2011 was $195.6 million compared to $165.4 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, decreased from 57.6 percent in the first quarter of 2010 to 52.4 percent in the first quarter of 2011. The decrease in gross margin was primarily due to lower gross margins at Raymarine and ICx and the product mix in our Surveillance division, partially offset by the continued production efficiencies realized from increased volumes in our Thermal Vision and Measurement segment.

Research and development expenses. Research and development expenses for the first quarter of 2011 totaled $37.3 million, compared to $24.8 million in the first quarter of 2010. The increase in research and development expenses was due to increased investment in new product development in all business segments. As a percentage of revenue, research and development expenses were 10.0 percent and 8.6 percent for the three months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $81.7 million for the quarter ended March 31, 2011, compared to $56.2 million for the quarter ended March 31, 2010. The increase in selling, general and administrative expenses was primarily due to increased spending in each of our business segments to drive future growth, including the operating expenses related to businesses acquired during 2010. Selling, general and administrative expenses as a percentage of revenue were 21.9 percent and 19.6 percent for the quarters ended March 31, 2011 and 2010, respectively.

Interest expense. Interest expense for the first quarter of 2011 was $0.3 million, compared to $1.2 million for the same period of 2010. The decrease in interest expense in 2011 compared to the same periods of 2010 is primarily due to the conversions of our outstanding convertible notes in 2010.

Income taxes. The income tax provision of $23.8 million for the three months ended March 31, 2011 represents an effective tax rate of 31.5 percent. We expect the annual effective tax rate for the full year of 2011 to be approximately 30 percent to 33 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits. The mix of US and non-US income is a key factor in the difference between the statutory and effective tax rates.

Segment Operating Results

As of January 1, 2011, the Company merged the Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. Raymarine was acquired on May 14, 2010, creating the Raymarine operating segment. Finally, ICx was acquired on October 4, 2010 and the ICx operating segment has since been separated into Surveillance, Detection and Integrated Systems operating segments. The Government Systems operating segment has been merged into the Surveillance operating segment.

Thermal Vision and Measurement

Thermal Vision and Measurement operating results are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$144,101	$128,954
Earnings from operations	37,207	33,981
Operating margin	25.8%	26.4%
Backlog	158,000	125,000

Revenue for the three months ended March 31, 2011 increased by 11.7 percent compared to the same period of 2010 primarily due to increased unit deliveries from several of the segment’s product lines including maritime, security, cores and components, and personal night vision. The increase in backlog is primarily due to demand for recently introduced Thermography cameras that exceeded our planned production and for increased orders for most of our vision product lines.

Raymarine

Raymarine operating results are as follows (in thousands):

Three Months Ended March 31, 2011
Revenue	$50,536
Earnings from operations	7,410
Operating margin	14.7%
Backlog	10,000

Raymarine was acquired in May 2010 and therefore there are no comparable operating results.

Surveillance

Surveillance operating results are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$149,857	$158,344
Earnings from operations	51,324	62,784
Operating margin	34.2%	39.7%
Backlog	294,000	418,000

Revenue decreased 5.4 percent in the first quarter of 2011 compared to the same period of 2010, primarily due to decreases in revenue from airborne and maritime products as spending by US Government agencies continued to decline in 2011, partially offset by revenue of approximately $2.1 million from ICx business units, which were acquired on October 4, 2010. The change in product mix and increased operating expenses of the segment resulted in the decline in earnings from operations and operating margin from 2010 to 2011. The decline in backlog from 2010 to 2011 was primarily due to the continued reduction in procurement activity by our US Government customers in 2011.

Detection

Detection operating results are as follows (in thousands):

Three Months Ended March 31, 2011
Revenue	$17,871
Loss from operations	(3,861)
Operating margin	(21.6)%
Backlog	20,000

ICx was acquired in October 2010 and therefore there are no comparable operating results.

Integrated Systems

Integrated Systems operating results are as follows (in thousands):

Three Months Ended March 31, 2011
Revenue	$11,100
Earnings from operations	(34)
Operating margin	(0.3)%
Backlog	46,000

ICx was acquired in October 2010 and therefore there are no comparable operating results.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents on hand of $250.2 million compared to $193.1 million at December 31, 2010. The increase in cash and cash equivalents was primarily due to cash provided from operations and cash proceeds from our stock-based compensation programs, partially offset by capital expenditures, repurchases of our common stock and dividends paid during the period.

Cash provided by operating activities totaled $62.4 million for the three months ended March 31, 2011 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.

Cash used in investing activities of $4.3 million for the three months ended March 31, 2011 primarily related to capital expenditures.

On February 8, 2011, we signed a new Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios. The five-year revolving line of credit available under the Credit Agreement is not secured by any of our assets.

At March 31, 2011, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $14.3 million of letters of credit outstanding at March 31, 2011, which reduced the total available credit under the Credit Agreement.

In July 2010, we entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration extended beyond the old Credit Agreement which was terminated on February 8, 2011. At March 31, 2011, the total value of letters of credit outstanding under this facility was $2.1 million.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $4.8 million) line of credit with an interest rate at 2.45 percent at March 31, 2011. At March 31, 2011, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

Cash used in financing activities of $7.7 million primarily related to the payment of dividends and repurchase of approximately 213,000 shares of our common stock, partially offset by cash provided from our stock-based compensation plans.

On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of March 31, 2011, there were approximately 19.8 million shares still authorized for repurchase under this authorization, which expires on February 9, 2013.

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

Critical Accounting Policies and Estimates

The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2010. As described in Note 1 to the Consolidated Financial Statements included in the Form 10-K, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.

Contractual Obligations

As of March 31, 2011, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2011, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Internal control over financial reporting at Raymarine and ICx was excluded from the evaluation for the period ended March 31, 2011.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2011	—	$—	—	—
February 1 to February 28, 2011	—	—	—	—
March 1 to March 31, 2011	212,879	31.83	212,879	19,787,121

	212,879	$31.83	212,879	19,787,121

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. This authorization will expire on February 9, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 10, 2011	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)