Form 10-Q
period 2011-06-30
FLIR SYSTEMS INC
filed 2011-08-08
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

At July 29, 2011, there were 159,730,927 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

`

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$389,951	$331,133	$763,416	$618,431
Cost of goods sold	185,416	147,810	363,236	269,754

Gross profit	204,535	183,323	400,180	348,677

Operating expenses:
Research and development	39,201	28,309	76,461	53,112
Selling, general and administrative	123,651	65,199	205,390	121,407

Total operating expenses	162,852	93,508	281,851	174,519

Earnings from operations	41,683	89,815	118,329	174,158

Interest expense	435	900	785	2,124
Interest income	(86)	(192)	(348)	(446)
Other income, net	(2,115)	(1,734)	(1,270)	(1,787)

Earnings from continuing operations before income taxes	43,449	90,841	119,162	174,267

Income tax provision	13,687	31,387	37,536	58,918

Earnings from continuing operations	29,762	59,454	81,626	115,349
Loss from discontinued operations, net of tax	(453)	—	(1,002)	—

Net earnings	$29,309	$59,454	$80,624	$115,349

Basic earnings per share:
Continuing operations	$0.19	$0.38	$0.51	$0.75
Discontinued operations	0.00	—	(0.01)	—

Basic earnings per share	$0.18	$0.38	$0.51	$0.75

Diluted earnings per share:
Continuing operations	$0.18	$0.37	$0.50	$0.72
Discontinued operations	0.00	—	(0.01)	—

Diluted earnings per share	$0.18	$0.37	$0.50	$0.72

Weighted average shares outstanding:
Basic	159,796	154,495	159,599	153,702

Diluted	162,550	161,643	162,427	161,626

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$235,622	$193,137
Accounts receivable, net	328,047	339,723
Inventories	322,447	303,156
Prepaid expenses and other current assets	109,673	95,663
Deferred income taxes, net	24,295	23,128

Total current assets	1,020,084	954,807
Property and equipment, net	186,334	189,119
Deferred income taxes, net	22,746	22,742
Goodwill	493,396	482,019
Intangible assets, net	170,794	177,385
Other assets	37,261	31,280

	$1,930,615	$1,857,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,075	$85,881
Deferred revenue	20,046	17,867
Accrued payroll and related liabilities	46,822	54,894
Accrued product warranties	15,941	15,711
Advance payments from customers	14,968	22,616
Accrued expenses	33,461	36,578
Accrued income taxes	1,239	8,218
Other current liabilities	4,592	8,186

Total current liabilities	225,144	249,951

Deferred tax liability, net	13,360	13,163
Accrued income taxes	21,560	19,793
Pension and other long-term liabilities	52,421	51,897

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 159,783 and 159,212 shares issued at June 30, 2011, and December 31, 2010, respectively, and additional paid-in capital	467,793	465,467
Retained earnings	1,116,885	1,055,429
Accumulated other comprehensive earnings	33,452	1,652

Total shareholders’ equity	1,618,130	1,522,548

	$1,930,615	$1,857,352

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$80,624	$115,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,631	25,065
Deferred income taxes	(1,324)	(1,483)
Stock-based compensation plans	13,876	12,922
Other non-cash items	(629)	4,361
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	18,950	(7,190)
Increase in inventories	(24,204)	(12,141)
(Increase) decrease in prepaid expenses and other current assets	(11,924)	7,218
Increase in other assets	(3,246)	(6,925)
(Decrease) increase in accounts payable	(418)	4,676
Increase (decrease) in deferred revenue	1,861	(3,599)
Decrease in accrued payroll and other liabilities	(31,382)	(12,229)
Decrease in accrued income taxes	(3,572)	(5,429)
(Decrease) increase in pension and other long-term liabilities	(452)	4,296

Cash provided by operating activities	81,791	124,891

Cash flows from investing activities:
Additions to property and equipment	(18,730)	(44,069)
Proceeds from sale of property and equipment	—	210
Business acquisitions, net of cash acquired	(2,351)	(174,695)
Other investments	—	(1,000)

Cash used by investing activities	(21,081)	(219,554)

Cash flows from financing activities:
Repurchase of common stock	(23,801)	(33,290)
Proceeds from shares issued pursuant to stock-based compensation plans	14,281	6,351
Excess tax benefit from stock-based compensation plans	2,326	2,960
Dividends paid	(19,168)	—
Other financing activities	(27)	38

Cash used by financing activities	(26,389)	(23,941)

Effect of exchange rate changes on cash	8,164	(18,922)

Net increase (decrease) in cash and cash equivalents	42,485	(137,526)
Cash and cash equivalents, beginning of period	193,137	422,047

Cash and cash equivalents, end of period	$235,622	$284,521

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

Note 2. Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of goods sold	$881	$980	$1,522	$1,867
Research and development	1,358	1,254	2,844	2,521
Selling, general and administrative	5,349	4,555	9,510	8,534

Stock-based compensation expense before income taxes	7,588	6,789	13,876	12,922
Income tax benefit	(2,201)	(2,134)	(3,991)	(4,092)

Total stock-based compensation expense after income taxes	$5,387	$4,655	$9,885	$8,830

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2011	2010
Stock-based compensation costs capitalized in inventory	$943	$764

As of June 30, 2011, the Company had $47.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and six months ended June 30, 2011 and 2010 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Option Awards:
Risk-free interest rate	1.0%	1.5%	1.0%	1.5%
Expected dividend yield	0.7%	0.0%	0.7%	0.0%
Expected term	4.3 years	4.3 years	4.3 years	4.3 years
Expected volatility	42.3%	45.1%	42.3%	45.1%

Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	0.3%	0.1%	0.3%
Expected dividend yield	0.7%	0.0%	0.7%	0.0%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	21.3%	23.0%	21.3%	23.0%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Option Awards:
Weighted average grant date fair value per share	$11.68	$11.52	$11.68	$11.52
Total fair value of awards granted	$4,513	$7,299	$4,513	$7,299
Total fair value of awards vested	$4,958	$3,036	$7,775	$7,200
Total intrinsic value of options exercised	$5,798	$7,858	$13,153	$11,593

Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$34.50	$30.27	$34.48	$30.14
Total fair value of awards granted	$21,337	$14,447	$21,524	$14,913
Total fair value of awards vested	$18,083	$15,023	$18,933	$15,350

Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$7.36	$6.73	$7.36	$6.73
Total fair value of shares estimated to be issued	$1,051	$786	$1,051	$786

The total amount of cash received from the exercise of stock options and the related tax benefit realized from the exercise of the stock options were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total amount of cash received	$3,218	$2,239	$10,251	$3,388
Tax benefit realized	$2,438	$2,469	$4,105	$2,899

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,403	$18.69	5.6
Granted	386	35.22
Exercised	(708)	14.42
Forfeited	(54)	25.98

Outstanding at June 30, 2011	7,027	$19.97	5.4	$97,442

Exercisable at June 30, 2011	5,985	$18.25	4.7	$92,990

Vested and expected to vest at June 30, 2011	6,975	$19.90	5.4	$97,220

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,351	$28.54
Granted	624	35.19
Vested	(542)	29.22
Forfeited	(22)	27.45

Outstanding at June 30, 2011	1,411	$28.52

Information with respect to the 2011 Employee Stock Purchase Plan is as follows:

Shares (in thousands)
Shares issued during the period	171
Shares available for issuance at June 30, 2011	4,792

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for earnings per share:
Earnings from continuing operations	$29,762	$59,454	$81,626	$115,349
Loss from discontinued operations	(453)	—	(1,002)	—

Net earnings available to common shareholders – basic	29,309	59,454	80,624	115,349
Interest associated with convertible notes, net of tax	—	371	—	935

Net earnings available to common shareholders – diluted	$29,309	$59,825	$80,624	$116,284

Denominator for earnings per share:
Weighted average number of common shares outstanding	159,796	154,495	159,599	153,702
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,754	3,189	2,828	3,300
Assumed conversion of convertible notes	—	3,959	—	4,624

Weighted average diluted shares outstanding	162,550	161,643	162,427	161,626

Anti-dilutive shares of stock-based compensation awards excluded	130	406	277	514

Note 4. Fair Value of Financial Instruments

The Company had $14.3 million and $27.2 million of cash equivalents at June 30, 2011 and December 31, 2010, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of June 30, 2011 and December 31, 2010 was not significant. The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 5. Foreign Currency Exchange Rate Risk

The gains and losses related to outstanding derivative instruments recorded in other income are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these gains and losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$5	$1,582	$4,519	$2,290

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Foreign Currency Exchange Rate Risk – (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	June 30, 2011	December 31, 2010
Euro	$25,504	$41,022
Swedish Kronor	29,653	23,212
British Pound Sterling	27,384	1,551
Australian Dollar	1,181	1,017
Danish Kroner	194	—

	$83,916	$66,802

At June 30, 2011, the Company’s foreign currency forward contracts had maturities of 45 days or less.

Note 6. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $5.3 million and $5.1 million at June 30, 2011 and December 31, 2010, respectively.

Note 7. Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw material and subassemblies	$208,921	$185,359
Work-in-progress	58,695	48,788
Finished goods	54,831	69,009

	$322,447	$303,156

Note 8. Property and Equipment

Property and equipment are net of accumulated depreciation of $165.8 million and $138.2 million at June 30, 2011 and December 31, 2010, respectively.

Note 9. Goodwill

As of June 30, 2011, the Company has determined that there is no impairment of its recorded goodwill. The carrying value of goodwill by reporting segment and the activity for the six months ended June 30, 2011 is as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	ICx	Total
Balance, December 31, 2010	$236,181	$97,266	$37,926	$110,646	$482,019
Currency translation adjustments	5,678	3,806	399	—	9,883
Other	(102)	—	—	1,596	1,494

Balance, June 30, 2011	$241,757	$101,072	$38,325	$112,242	$493,396

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Goodwill – (Continued)

The Company has recorded $112.2 million of goodwill related to the acquisition of ICx Technologies, Inc. (“ICx”). ICx was reported as a separate segment for the year ended December 31, 2010. For the year ending December 31, 2011, the Company has determined that certain business units of ICx will be reported in its Surveillance, Detection and Integrated Systems segments. Certain tax attributes and the allocation of goodwill from the ICx acquisition are pending final valuation and are expected to be finalized by September 30, 2011.

Note 10. Intangible Assets

Intangible assets are net of accumulated amortization of $87.5 million and $74.4 million at June 30, 2011 and December 31, 2010, respectively.

Note 11. Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accrued product warranties, beginning of period	$18,960	$9,196	$18,686	$9,438
Amounts paid for warranty services	(2,193)	(1,766)	(5,181)	(4,761)
Warranty provisions for products sold	2,319	1,896	5,027	4,387
Accrued product warranties acquired	—	7,622	—	7,622
Currency translation adjustments and other	128	351	682	613

Accrued product warranties, end of period	$19,214	$17,299	$19,214	$17,299

Current accrued product warranties, end of period			$15,941	$14,837

Long-term accrued product warranties, end of period			$3,273	$2,462

Note 12. Credit Agreements

At June 30, 2011, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $14.5 million of letters of credit outstanding, which reduces the total available credit to $185.5 million.

Note 13. Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2011 (in thousands):

Common stock and additional paid-in capital, December 31, 2010	$465,467
Income tax benefit of common stock options exercised	2,438
Common stock issued pursuant to stock-based compensation plans, net	9,543
Stock-based compensation expense	14,146
Repurchase of common stock	(23,801)

Common stock and additional paid in capital, June 30, 2011	$467,793

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Shareholders’ Equity – (Continued)

During the six months ended June 30, 2011, the Company repurchased approximately 713,000 shares of the Company’s common stock under the February 2011 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2013.

On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.06 per share of outstanding common stock was paid on March 10, 2011 to shareholders of record as of the close of business on February 22, 2011 and on June 10, 2011 to shareholders of record as of the close of business on May 20, 2011. The total cash payments for the dividends were $19.2 million.

Note 14. Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$29,309	$59,454	$80,624	$115,349
Translation adjustment	1,591	(26,556)	31,800	(40,204)

Total comprehensive earnings	$30,900	$32,898	$112,424	$75,145

Note 15. Contingencies

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims. On October 27, 2010, the parties finalized the agreement which resulted in a payment of $3 million by the FLIR Parties to Raytheon. The agreement also entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. A final judgment was entered on January 7, 2011. The parties have appealed certain rulings of the district court to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Contingencies – (Continued)

On July 10, 2008, William J. Parrish and E. Timothy Fitzgibbons (collectively, “Plaintiffs”) filed an action against FLIR Systems, Inc., its affiliate Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), Earl R. Lewis and James A. Fitzhenry (collectively, “Defendants”) in California Superior Court for the County of Santa Barbara asserting claims for negligent and intentional tortious interference with prospective economic relations (the “2008 Lawsuit”). The claims arose from a prior action in the same court in which then-defendants Parrish and Fitzgibbons prevailed. On November 20, 2009, Plaintiffs amended their complaint to add a malicious prosecution claim, as well as two additional claims for negligent and intentional tortious interference with prospective economic relations. On July 19, 2010, Plaintiffs further amended their complaint to name the Company’s former outside counsel in a prior action as a defendant. The claims against the former outside counsel were subsequently dismissed without prejudice. All tortious interference claims were dismissed as to all Defendants. On May 20, 2011, the Company announced that it had entered into a definitive settlement agreement with the Plaintiffs. Under the terms of the settlement agreement, the Company made a cash settlement payment of $39 million to Plaintiffs for dismissal with prejudice of all claims in the 2008 Lawsuit and a non-exclusive license for use of certain infrared technology.

Note 16. Income Taxes

As of June 30, 2011, the Company had approximately $33.3 million of net unrecognized tax benefits of which $25.3 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2011, the Company had approximately $3.0 million of net accrued interest related to uncertain tax positions.

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

Government Systems Division

The Government Systems division designs, manufactures, and markets advanced imaging and detection systems for government markets where high performance is required. The division is comprised of three operating segments: Surveillance, Detection, and Integrated Systems. The Surveillance segment provides enhanced imaging and recognition solutions to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The Detection segment produces sensor instruments that detect and identify chemical, biological, radiological, nuclear, and explosives (“CBRNE”) threats for military force protection, homeland security, and commercial applications. The Integrated Systems segment develops platform solutions for combating sophisticated security threats and incorporates multiple sensor systems in order to deliver actionable intelligence for wide area surveillance, intrusion detection, and facility security.

As of January 1, 2011, within the Commercial Systems division, the Company merged its former Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. In addition, within the Government Systems division, the legacy Government Systems operating segment has been merged with certain business units of ICx to form the Surveillance operating segment. The remaining business units of ICx have been separated into the Detection and Integrated Systems operating segments. Accordingly, the Company has retrospectively reported the June 30, 2010 amounts on a comparable basis.

Raymarine was acquired in May 2010 and ICx was acquired in October 2010 and therefore, the operating results for the Raymarine, Detection and Integrated Systems operating segments are not comparable to the operating results for the prior periods described below.

Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue – External Customers:
Thermal Vision and Measurement	$164,838	$136,026	$308,939	$264,978
Raymarine	50,190	27,224	100,726	27,224
Surveillance	141,479	167,883	291,336	326,229
Detection	17,221	—	35,092	—
Integrated Systems	16,223	—	27,323	—

	$389,951	$331,133	$763,416	$618,431

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue – Intersegments:
Thermal Vision and Measurement	$5,705	$3,859	$10,398	$8,549
Raymarine	4	—	7	—
Surveillance	6,764	7,627	17,021	13,193
Detection	1,478	—	1,478	—
Integrated Systems	689	—	1,084	—
Eliminations	(14,640)	(11,486)	(29,988)	(21,742)

	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings (loss) from operations:
Thermal Vision and Measurement	$47,214	$35,904	$84,422	$69,884
Raymarine	7,243	3,443	14,653	3,443
Surveillance	46,475	65,845	97,799	128,629
Detection	(3,014)	—	(6,875)	—
Integrated Systems	(64)	—	(98)	—
Other	(56,171)	(15,377)	(71,572)	(27,798)

	$41,683	$89,815	$118,329	$174,158

The loss from operations of Other includes the litigation settlement payment of $39.0 million discussed in Note 15 and certain related legal expenses of $1.8 million.

	June 30, 2011	December 31, 2010
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$202,855	$198,419
Raymarine	72,989	58,236
Surveillance	329,632	327,240
Detection	33,106	39,270
Integrated Systems	6,753	11,516
Discontinued Operations	5,159	8,198

	$650,494	$642,879

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Operating Segments and Related Information - (Continued)

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$195,561	$168,923	$390,986	$334,432
Europe	99,222	84,387	191,662	148,968
Other international	95,168	77,823	180,768	135,031

	$389,951	$331,133	$763,416	$618,431

Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$570,219	$583,299
Europe	307,622	287,081
Other international	9,944	9,423

	$887,785	$879,803

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
US Government	$89,518	$104,769	$199,391	$213,799

Note 18. Subsequent Events

Quarterly Dividend – On July 21, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its common stock, payable on September 9, 2011, to shareholders of record as of close of business on August 22, 2011. The total cash payment of this dividend will be approximately $9.6 million.

Business Acquisition – On July 21, 2011, the Company acquired Aerius Photonics, LLC, a leading provider of short-wavelength infrared detectors and advanced laser components, for approximately $27 million in cash. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and the valuation of the assets acquired and liabilities assumed. Goodwill and identifiable intangible assets will be recorded in the Thermal Vision and Measurement business segment.

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

Revenue. Revenue for the three months ended June 30, 2011 increased by 17.8 percent, from $331.1 million in the second quarter of 2010 to $390.0 million in the second quarter of 2011. Revenue for the six months ended June 30, 2011 increased 23.4 percent, from $618.4 million in the first six months of 2010 to $763.4 million in the first six months of 2011. The increase was primarily due to revenues reported by Raymarine Holdings, Ltd (“Raymarine”) and ICx Technologies, Inc. (“ICx”) which were acquired on May 14, 2010 and October 4, 2010, respectively. Excluding revenue from Raymarine and ICx, revenue for the three month and six month periods ended June 30, 2011 decreased by 1.0 percent and increased by 0.3 percent, respectively compared to the same periods in 2010. Revenue from our Thermal Vision and Measurement segment increased by 21.2 percent and 16.6 percent for the three month and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010, which was offset by a decrease in revenue from our Surveillance segment of 15.7 percent and 10.7 percent for the three month and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.

The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2011 of approximately 17 percent partially attributable to revenue from businesses acquired in 2010, the mix of revenue between our business segments and within certain product categories in our business segments will vary from quarter to quarter during the year.

As a percentage of revenue, international sales were 49.8 percent and 49.0 percent for the quarters ended June 30, 2011 and 2010, respectively, and 48.8 percent and 45.9 percent for the six months ended June 30, 2011 and 2010, respectively. The percentage of revenue from international sales will fluctuate from quarter to quarter due to normal variation in order activity across various regions. Management anticipates that revenue from international sales will continue to comprise a significant percentage of total revenue.

Gross profit. Gross profit for the quarter ended June 30, 2011 was $204.5 million compared to $183.3 million for the same quarter last year. Gross profit for the six months ended June 30, 2011 was $400.2 million compared to $348.7 million for the same period of 2010. Gross margin, defined as gross profit divided by revenue, decreased from 55.4 percent in the second quarter of 2010 to 52.5 percent in the second quarter of 2011, and from 56.4 percent in the first six months of 2010 to 52.4 percent in the first six months of 2011. The decrease in gross margin for both the three and six month periods in 2011 was primarily due to lower gross margins at Raymarine and ICx business units and the product mix in our Surveillance division, partially offset by the continued production efficiencies realized from increased volumes in our Thermal Vision and Measurement segment.

Research and development expenses. Research and development expenses for the second quarter of 2011 totaled $39.2 million, compared to $28.3 million in the second quarter of 2010. Research and development expenses for the first six months of 2011 and 2010 were $76.5 million and $53.1 million, respectively. The increase in research and development expenses was due to increased investment in new product development as well as the research and development activity conducted by the companies acquired; $7.5 million and $16.4 million of the increase in research and development expenses for the three months and six months ended June 30, 2011, respectively, is related to the acquisitions. As a percentage of revenue, research and development expenses were 10.1 percent and 8.5 percent for the three months ended June 30, 2011 and 2010, respectively, and 10.0 percent and 8.6 percent for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $123.7 million for the quarter ended June 30, 2011, compared to $65.2 million for the quarter ended June 30, 2010. Selling, general and administrative expenses for the first six months of 2011 and 2010 were $205.4 million and $121.4 million, respectively. The increase in selling, general and administrative expenses was primarily due to the payment of a $39 million litigation settlement and increased spending in each of our business segments to drive future growth, including the operating expenses related to businesses acquired during 2010; $12.9 million and $32.1 million of the increase in selling, general and administrative expenses for the three months and six months ended June 30, 2011, respectively, is related to the acquisitions. Selling, general and administrative expenses as a percentage of revenue were 31.7 percent and 19.7 percent for the quarters ended June 30, 2011 and 2010, respectively, and 26.9 percent and 19.6 percent for the six months ended June 30, 2011 and 2010, respectively. Excluding the litigation settlement and the operating expenses of the businesses acquired during 2010, selling, general and administrative expenses for the three month and six month periods ended June 30, 2011 increase by 10.1 percent and 10.6 percent, respectively, over the same periods of 2010, and represented 21.9 percent and 21.7 percent of revenue for the three months and six months ended June 30, 2011, respectively.

Interest expense. Interest expense for the second quarter and first six months of 2011 was $0.4 million and $0.8 million, respectively, compared to $0.9 million and $2.1 million for the same periods of 2010. The decrease in interest expense in 2011 compared to the same periods in 2010 is primarily due to the conversions of our outstanding convertible notes in 2010.

Income taxes. The income tax provision of $13.7 million for the three months ended June 30, 2011, represents an effective tax rate of 31.5 percent. We expect the annual effective tax rate for the full year of 2011 to be approximately 30 percent to 32 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits.

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

Thermal Vision and Measurement

Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$164.8	$136.0	$308.9	$265.0
Earnings from operations	47.2	35.9	84.4	69.9
Operating margin	28.6%	26.4%	27.3%	26.4%
Backlog, end of period			159.5	126.0

Revenue for the three months and six months ended June 30, 2011 increased by 21.2 percent and 16.6 percent, respectively, compared to the same periods of 2010 primarily due to increased unit deliveries from several of the segment’s product lines including Thermography, cores and components, and maritime product lines. The increase in backlog is primarily due to demand for recently introduced Thermography cameras that exceeded our planned production and for increased orders for most of our vision product lines.

Raymarine

Raymarine operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$50.2	$27.2	$100.7	$27.2
Earnings from operations	7.2	3.4	14.7	3.4
Operating margin	14.4%	12.6%	14.5%	12.6%
Backlog, end of period			7.2	17.0

Raymarine was acquired in May 2010 and, therefore, the operating results for the three months and six months ended June 30, 2011 are not comparable to the operating results for the three months and six months ended June 30, 2010.

Surveillance

Surveillance operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$141.5	$167.9	$291.3	$326.2
Earnings from operations	46.5	65.8	97.8	128.6
Operating margin	32.8%	39.2%	33.6%	39.4%
Backlog, end of period			254.3	375.0

Revenue for the three months and six months ended June 30, 2011 decreased by 15.7 percent and 10.7 percent, respectively, compared to the same periods of 2010, primarily due to decreases in revenue from US Government agencies, partially offset by revenue of approximately $5.4 million and $7.5 million, respectively, from ICx business units, which were acquired on October 4, 2010. The change in product mix and increased operating expenses of the segment resulted in the decline in earnings from operations and operating margin from 2010 to 2011. The decline in backlog from 2010 to 2011 was primarily due to the continued reduction in procurement activity by our US Government customers in 2011.

Detection

Detection operating results are as follows (in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$17.2	$35.1
Earnings from operations	(3.0)	(6.9)
Operating margin	(17.5)%	(19.6)%
Backlog, end of period		22.3

ICx was acquired in October 2010 and therefore there are no comparable operating results for the three months and six months ended June 30, 2010.

Integrated Systems

Integrated Systems operating results are as follows (in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$16.2	$27.3
Earnings from operations	(0.1)	(0.1)
Operating margin	(0.4)%	(0.4)%
Backlog, end of period		42.7

ICx was acquired in October 2010 and therefore there are no comparable operating results for the three months and six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents on hand of $235.6 million compared to $193.1 million at December 31, 2010. The increase in cash and cash equivalents was primarily due to cash provided from operations and cash proceeds from our stock-based compensation programs, partially offset by capital expenditures, repurchases of our common stock, dividends paid during the period and the cash litigation settlement as described in Note 15 to the Consolidated Financial Statements.

Cash provided by operating activities totaled $81.8 million for the six months ended June 30, 2011 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components and the cash litigation settlement.

Cash used in investing activities of $21.1 million for the six months ended June 30, 2011 primarily related to capital expenditures, including $9.1 million to acquire a building for our Raymarine operations in the United Kingdom.

On February 8, 2011, we signed a new Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios of which we were in compliance at June 30, 2011. The five-year revolving line of credit available under the Credit Agreement is not secured by any of our assets.

At June 30, 2011, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $14.5 million of letters of credit outstanding at June 30, 2011, which reduced the total available credit under the Credit Agreement.

Our Sweden subsidiary has a 30 million Swedish Kronor (approximately $4.8 million) line of credit. At June 30, 2011, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

Cash used in financing activities of $26.4 million for the six months ended June 30, 2011 primarily related to the payment of dividends and repurchase of approximately 713,000 shares of our common stock, partially offset by cash provided from our stock-based compensation plans.

On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of June 30, 2011, there were approximately 19.3 million shares still authorized for repurchase under this authorization, which expires on February 9, 2013.

We believe that our existing cash combined with the cash we expect to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant capital commitments for the current year nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

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

Contractual Obligations

As of June 30, 2011, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Internal control over financial reporting at ICx was excluded from the evaluation for the period ended June 30, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2011	—	—	—
May 1 to May 31, 2011	177,161	$35.07	177,161
June 1 to June 30, 2011	322,839	$33.49	322,839

Total	500,000	$34.05	500,000	19,287,121

(1)	All shares were purchased in open market transactions.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 8, 2011	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)