Form 10-Q
period 2011-09-30
FLIR SYSTEMS INC
filed 2011-11-08
CIK 354908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

At October 31, 2011, there were 155,991,450 shares of the Registrant’s common stock, $0.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$371,327	$332,497	$1,138,850	$950,928
Cost of goods sold	169,430	150,389	535,030	420,143

Gross profit	201,897	182,108	603,820	530,785
Operating expenses:
Research and development	35,188	28,520	112,257	81,632
Selling, general and administrative	81,300	67,801	288,036	189,209

Total operating expenses	116,488	96,321	400,293	270,841
Earnings from operations	85,409	85,787	203,527	259,944
Interest expense	1,526	349	2,311	2,472
Interest income	(155)	(454)	(505)	(900)
Other expense (income), net	66	(631)	(1,206)	(2,418)

Earnings from continuing operations before income taxes	83,972	86,523	202,927	260,790
Income tax provision	19,582	23,568	57,109	82,486

Earnings from continuing operations	64,390	62,955	145,818	178,304
Earnings (loss) from discontinued operations, net of tax	329	—	(475)	—

Net earnings	$64,719	$62,955	$145,343	$178,304

Basic earnings per share:
Continuing operations	$0.41	$0.40	$0.92	$1.15
Discontinued operations	0.00	—	(0.00)	—

Basic earnings per share	$0.41	$0.40	$0.91	$1.15

Diluted earnings per share:
Continuing operations	$0.40	$0.39	$0.90	$1.11
Discontinued operations	0.00	—	(0.00)	—

Diluted earnings per share	$0.40	$0.39	$0.90	$1.11

Weighted average shares outstanding:
Basic	158,665	158,215	159,225	155,223

Diluted	160,798	160,925	161,811	161,440

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$374,499	$193,137
Accounts receivable, net	320,411	339,723
Inventories	327,132	303,156
Prepaid expenses and other current assets	133,767	95,663
Deferred income taxes, net	25,097	23,128

Total current assets	1,180,906	954,807
Property and equipment, net	184,071	189,119
Deferred income taxes, net	28,391	22,742
Goodwill	484,632	482,019
Intangible assets, net	162,193	177,385
Other assets	62,105	31,280

	$2,102,298	$1,857,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,234	$85,881
Deferred revenue	22,135	17,867
Accrued payroll and related liabilities	44,007	54,894
Accrued product warranties	14,090	15,711
Advance payments from customers	13,031	22,616
Accrued expenses	37,492	36,578
Accrued income taxes	—	8,218
Other current liabilities	5,376	8,186

Total current liabilities	218,365	249,951
Long-term debt	247,747	—
Deferred tax liability, net	13,221	13,163
Accrued income taxes	23,413	19,793
Pension and other long-term liabilities	51,825	51,897
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 155,889 and 159,212 shares issued at September 30, 2011, and December 31, 2010, respectively, and additional paid-in capital	375,538	465,467
Retained earnings	1,172,086	1,055,429
Accumulated other comprehensive earnings	103	1,652

Total shareholders’ equity	1,547,727	1,522,548

	$2,102,298	$1,857,352

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$145,343	$178,304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,208	39,466
Deferred income taxes	(1,904)	(8,397)
Stock-based compensation plans	19,313	19,010
Other non-cash items	3,007	802
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	26,711	(3,654)
Increase in inventories	(34,921)	(24,463)
(Increase) decrease in prepaid expenses and other current assets	(40,050)	20,395
Increase in other assets	(2,502)	(5,244)
(Decrease) increase in accounts payable	(8,355)	9,604
Increase (decrease) in deferred revenue	3,466	(5,659)
Decrease in accrued payroll and other liabilities	(34,047)	(7,291)
Decrease in accrued income taxes	(9,267)	(11,377)
(Decrease) increase in pension and other long-term liabilities	(307)	8,449

Cash provided by operating activities	127,695	209,945

Cash flows from investing activities:
Additions to property and equipment	(31,100)	(51,225)
Proceeds from sale of property and equipment	4	225
Business acquisitions, net of cash acquired	(27,182)	(174,696)
Other investments	—	3,081

Cash used by investing activities	(58,278)	(222,615)

Cash flows from financing activities:
Proceeds from long-term debt, net	247,708	—
Repurchase of common stock	(124,384)	(35,725)
Proceeds from shares issued pursuant to stock-based compensation plans	15,085	11,983
Excess tax benefit from stock-based compensation plans	4,468	5,592
Dividends paid	(28,686)	—
Other financing activities	(317)	17

Cash provided (used) by financing activities	113,874	(18,133)

Effect of exchange rate changes on cash	(1,929)	(11,341)

Net increase (decrease) in cash and cash equivalents	181,362	(42,144)
Cash and cash equivalents, beginning of period	193,137	422,047

Cash and cash equivalents, end of period	$374,499	$379,903

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

Note 2.	Stock-based Compensation

Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$941	$969	$2,462	$2,836
Research and development	1,152	1,213	3,997	3,734
Selling, general and administrative	3,344	3,906	12,854	12,440

Stock-based compensation expense before income taxes	5,437	6,088	19,313	19,010
Income tax benefit	(1,574)	(1,900)	(5,565)	(5,993)

Total stock-based compensation expense after income taxes	$3,863	$4,188	$13,748	$13,017

Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2011	2010
Stock-based compensation costs capitalized in inventory	$795	$682

As of September 30, 2011, the Company had $38.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.0 years.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation – (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months and nine months ended September 30, 2011 and 2010 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Option Awards:
Risk-free interest rate	—	—	1.0%	1.55%
Expected dividend yield	—	—	0.7%	0.0%
Expected term	—	—	4.3 years	4.3 years
Expected volatility	—	—	42.3%	45.1%
Employee Stock Purchase Plan:
Risk-free interest rate	—	—	0.1%	0.3%
Expected dividend yield	—	—	0.7%	0.0%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	21.3%	23.0%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Option Awards:
Weighted average grant date fair value per share	$—	$—	$11.68	$11.52
Total fair value of awards granted	$—	$—	$4,513	$7,299
Total fair value of awards vested	$75	$80	$8,037	$7,281
Total intrinsic value of options exercised	$2,016	$11,842	$15,169	$15,577
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$27.43	$30.31	$34.41	$30.14
Total fair value of awards granted	$169	$73	$21,692	$14,986
Total fair value of awards vested	$165	$413	$19,098	$15,763
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$7.36	$6.73
Total fair value of shares estimated to be issued	$—	$—	$1,051	$786

The total amount of cash received from the exercise of stock options and the related tax benefit realized from the exercise of the stock options were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total amount of cash received	$804	$5,632	$11,055	$9,020
Tax benefit realized	$624	$2,815	$4,729	$5,714

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2.	Stock-based Compensation – (Continued)

Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,403	$18.69	5.6
Granted	386	35.22
Exercised	(809)	13.65
Forfeited	(65)	26.19

Outstanding at September 30, 2011	6,915	$20.14	5.1	$46,890

Exercisable at September 30, 2011	5,888	$18.42	4.5	$46,571

Vested and expected to vest at September 30, 2011	6,864	$20.06	4.5	$46,874

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,351	$28.54
Granted	630	34.41
Vested	(548)	29.16
Forfeited	(79)	29.64

Outstanding at September 30, 2011	1,354	$28.31

Information with respect to the 2010 Employee Stock Purchase Plan is as follows:

Shares (in thousands)
Shares issued during the nine months ended September 30, 2011	171
Shares available for issuance at September 30, 2011	4,449

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3.	Net Earnings Per Share

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for earnings per share:
Earnings from continuing operations	$64,390	$62,955	$145,818	$178,304
Income (loss) from discontinued operations	329	—	(475)	—

Net earnings available to common shareholders – basic	64,719	62,955	145,343	178,304
Interest associated with convertible notes, net of tax	—	—	—	935

Net earnings available to common shareholders – diluted	$64,719	$62,955	$145,343	$179,239

Denominator for earnings per share:
Weighted average number of common shares outstanding	158,665	158,215	159,225	155,223
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,133	2,710	2,586	3,151
Assumed conversion of convertible notes	—	—	—	3,066

Weighted average diluted shares outstanding	160,798	160,925	161,811	161,440

Anti-dilutive shares of stock-based compensation awards excluded	731	517	307	421

Note 4.	Fair Value of Financial Instruments

The Company had $173.0 million and $27.2 million of cash equivalents at September 30, 2011 and December 31, 2010, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of September 30, 2011 and December 31, 2010 was not significant. The fair value of the Company’s long-term debt approximates its carrying value at September 30, 2011. The Company does not have any other financial assets or liabilities that are measured at fair value.

Note 5.	Foreign Currency Exchange Rate Risk

The gains and losses related to outstanding derivative instruments recorded in other income are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these gains and losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$3,181	$2,080	$7,858	$4,370

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5.	Foreign Currency Exchange Rate Risk – (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	September 30, 2011	December 31, 2010
Euro	$28,512	$41,022
Swedish Kronor	26,400	23,212
British Pound Sterling	16,412	1,551
Australian Dollar	718	1,017
Danish Kroner	182	—

	$72,224	$66,802

At September 30, 2011, all of the Company’s foreign currency forward contracts had maturities of 45 days or less.

Note 6.	Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $5.2 million and $5.1 million at September 30, 2011 and December 31, 2010, respectively.

Note 7.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw material and subassemblies	$207,747	$185,359
Work-in-progress	58,918	48,788
Finished goods	60,467	69,009

	$327,132	$303,156

Note 8.	Property and Equipment

Property and equipment are net of accumulated depreciation of $170.2 million and $138.2 million at September 30, 2011 and December 31, 2010, respectively.

Note 9.	Goodwill

As of June 30, 2011, the Company has determined that there is no impairment of its recorded goodwill and as of September 30, 2011, there have been no triggering events that would require an updated impairment review. The carrying value of goodwill by reporting segment and the activity for the nine months ended September 30, 2011 is as follows (in thousands):

	Balance, December 31, 2010	Business Acquisitions	Currency Translation Adjustments	Other(1)	Balance, September 30. 2011
Thermal Vision and Measurement	$236,181	$—	$541	$(102)	$236,620
Raymarine	97,266	—	419	268	97,953
Surveillance	88,052	—	(42)	2,552	90,562
Detection	41,026	—	—	(1,697)	39,329
Integrated Systems	19,494	—	—	674	20,168

	$482,019	$—	$918	$1,695	$484,632

(1)	Primarily relates to adjustments for tax assets and liabilities recorded in relation to recent acquisitions.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9.	Goodwill – (Continued)

The Company has recorded $112.2 million of goodwill related to the acquisition of ICx Technologies, Inc. (“ICx”). ICx was reported as a separate segment for the year ended December 31, 2010. For the year ending December 31, 2011, the Company has determined that certain business units of ICx will be reported in its Surveillance, Detection and Integrated Systems segments. Accordingly, the December 31, 2010 balance in the table above has been revised to reflect the change in reporting segments of ICx.

Note 10.	Intangible Assets

Intangible assets are net of accumulated amortization of $91.8 million and $74.4 million at September 30, 2011 and December 31, 2010, respectively.

Note 11.	Credit Agreements

At September 30, 2011, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $14.0 million of letters of credit outstanding, which reduces the total available credit to $186.0 million.

Note 12.	Accrued Product Warranties

The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accrued product warranties, beginning of period	$19,214	$17,299	$18,686	$9,438
Amounts paid for warranty services	(948)	(1,022)	(6,128)	(5,783)
Warranty provisions for products sold	(388)	1,367	4,639	5,754
Accrued product warranties acquired	—	—	—	8,247
Currency translation adjustments and other	(448)	503	233	491

Accrued product warranties, end of period	$17,430	$18,147	$17,430	$18,147

Current accrued product warranties, end of period			$14,090	$15,330

Long-term accrued product warranties, end of period			$3,340	$2,817

Note 13.	Long-Term Debt

In August 2011, the Company issued $250 million aggregate principal amount of its 3.750% senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1, commencing March 1, 2012. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14.	Shareholders’ Equity

The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2011 (in thousands):

Common stock and additional paid-in capital, December 31, 2010	$465,467
Income tax benefit of common stock options exercised	4,729
Common stock issued pursuant to stock-based compensation plans, net	10,291
Stock-based compensation expense	19,435
Repurchase of common stock	(124,384)

Common stock and additional paid in capital, September 30, 2011	$375,538

During the nine months ended September 30, 2011, the Company repurchased approximately 4,713,000 shares of the Company’s common stock under the February 2011 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2013.

On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.06 per share of outstanding common stock was paid on March 10, 2011 to shareholders of record as of the close of business on February 22, 2011, on June 10, 2011 to shareholders of record as of the close of business on May 20, 2011 and on September 9, 2011 to shareholders of record as of the close of business on August 22, 2011. The total cash payments for dividends in the nine months ended September 30, 2011 were $28.7 million.

Note 15.	Comprehensive Earnings

The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$64,719	$62,955	$145,343	$178,304
Translation adjustment	(33,349)	42,683	(1,549)	2,480

Total comprehensive earnings	$31,370	$105,638	$143,794	$180,784

Note 16.	Contingencies

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

As of September 30, 2011, the Company had approximately $30.8 million of net unrecognized tax benefits of which $23.4 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations. During the three months ended September 30, 2011, the Company recognized $8.0 million of previously unrecognized tax benefits which reduced the Company’s income tax provision by $5.7 million.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2011, the Company had approximately $2.1 million of net accrued interest related to uncertain tax positions.

The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2010
State of Oregon	2008 – 2010
State of Massachusetts	2008 – 2010
State of California	2006 – 2010
Sweden	2003 – 2010
United Kingdom	2007 – 2010
Germany	2004 – 2010
France	2006 – 2010

Note 18.	Operating Segments and Related Information

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

Operating Segments- (Continued)

As of January 1, 2011, within the Commercial Systems division, the Company combined its former Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. Also on January 1, 2011 within the Government Systems division, certain ICx business units were combined with the legacy Government Systems operating segment to form the Surveillance operating segment. The remaining business units of ICx have been separated into the Detection and Integrated Systems operating segments. Accordingly, the Company has retrospectively reported the September 30, 2010 amounts on a comparable basis.

Raymarine was acquired in May 2010 and ICx was acquired in October 2010 and therefore, the operating results for the nine month period ended September 30, 2011 for the Raymarine operating segment, and for the three month and nine month periods ended September 30, 2011 for the Detection and Integrated Systems operating segments are not comparable to the operating results for the prior periods described below.

Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue – External Customers:
Thermal Vision and Measurement	$160,998	$132,399	$470,799	$397,377
Raymarine	35,442	36,909	136,169	64,133
Surveillance	139,827	163,189	431,164	489,418
Detection	21,193	—	56,284	—
Integrated Systems	13,867	—	44,434	—

	$371,327	$332,497	$1,138,850	$950,928

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue – Intersegments:
Thermal Vision and Measurement	$3,799	$3,039	$14,197	$11,588
Raymarine	—	—	7	—
Surveillance	5,982	4,790	23,003	17,982
Detection	1,913	—	3,391	—
Integrated Systems	—	—	1,811	—
Eliminations	(11,694)	(7,829)	(42,409)	(29,570)

	$—	$—	$—	$—

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18.	Operating Segments and Related Information – (Continued)

Operating Segments- (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (loss) from operations:
Thermal Vision and Measurement	$47,162	$39,868	$131,447	$109,753
Raymarine	(2,824)	977	11,829	4,420
Surveillance	51,872	62,177	149,672	190,807
Detection	1,997	—	(4,878)	—
Integrated Systems	298	—	126	—
Other	(13,096)	(17,235)	(84,669)	(45,036)

	$85,409	$85,787	$203,527	$259,944

The loss from operations of Other for the nine months ended September 30, 2011 includes a litigation settlement payment of $39.0 million made during the second quarter of 2011.

	September 30, 2011	December 31, 2010
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$211,486	$198,419
Raymarine	59,497	58,236
Surveillance	330,228	327,240
Detection	29,310	39,270
Integrated Systems	12,217	11,516
Discontinued Operations	4,805	8,198

	$647,543	$642,879

Revenue and Long-Lived Assets by Geographic Area

Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$205,579	$182,732	$598,236	$503,193
Europe	87,647	71,737	279,341	220,740
Other international	78,101	78,028	261,273	226,995

	$371,327	$332,497	$1,138,850	$950,928

Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$590,509	$583,299
Europe	293,163	287,081
Other international	9,329	9,423

	$893,001	$879,803

FLIR SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18.	Operating Segments and Related Information - (Continued)

Major Customers

Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
US Government	$118,659	$120,741	$348,944	$339,897

Note 19.	Business Acquisition

On July 21, 2011, the Company acquired Aerius Photonics, LLC, a leading provider of short-wavelength infrared detectors and advanced laser components, for approximately $27 million in cash. Allocation of the purchase price to goodwill and identifiable intangible assets is subject to the final determination of the purchase price and valuation of the assets acquired and liabilities assumed. Goodwill and identifiable intangible assets will be recorded in the Thermal Vision and Measurement business segment. The excess purchase price of approximately $25.2 million has preliminarily been reported in other assets as of September 30, 2011.

Note 20.	Subsequent Events

On October 19, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its common stock, payable on December 9, 2011, to shareholders of record as of close of business on November 21, 2011. The total cash payment of this dividend will be approximately $9.4 million.

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

Revenue. Revenue for the three months ended September 30, 2011 increased by 11.7 percent, from $332.5 million in the third quarter of 2010 to $371.3 million in the third quarter of 2011. The increase was primarily due to increased revenue in our Thermal Vision and Measurement segment and revenues reported by ICx Technologies, Inc. (“ICx”) which was acquired on October 4, 2010, partially offset by lower revenue from our Surveillance segment. Excluding revenue from ICx, revenue for the three month period ended September 30, 2011 was flat compared to the same period in 2010. Revenue from our Thermal Vision and Measurement segment increased by 21.6 percent for the three month period ended September 30, 2011 compared to the same period in 2010, while revenue from our Surveillance segment decreased by 14.3 percent for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue for the nine months ended September 30, 2011 increased by 19.8 percent, from $950.9 million in the first nine months of 2010 to $1,138.9 million in the first nine months of 2011. The increase was primarily due to increased revenue from our Thermal Vision and Measurement segment, revenues reported by Raymarine Holdings, Ltd. (“Raymarine”) which was acquired on May 14, 2010, and ICx. Excluding revenue from Raymarine and ICx, revenue for the nine month period ended September 30, 2011 was flat compared to the same period in 2010. Revenue from our Thermal Vision and Measurement segment increased by 18.5 percent for the nine month period ended September 30, 2011 compared to the same period in 2010, while revenue from our Surveillance segment declined by 11.9 percent for the nine month period ended September 30, 2011 compared to the same period in 2010.

The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect an overall increase in total annual revenue for 2011 of approximately 14 percent partially attributable to revenue from businesses acquired in 2010, the mix of revenue between our business segments and within certain product categories in our business segments will vary from quarter to quarter during the year.

International sales accounted for 44.6 percent and 45.0 percent of total revenue for the quarters ended September 30, 2011 and 2010, respectively, and 47.5 percent and 47.1 percent for the nine months ended September 30, 2011 and 2010, respectively. The percentage of revenue from international sales will fluctuate from quarter to quarter due to normal variation in order activity across various regions. Management anticipates that revenue from international sales will continue to comprise a significant percentage of total revenue.

Gross profit. Gross profit for the quarter ended September 30, 2011 was $201.9 million compared to $182.1 million for the same quarter last year. Gross profit for the nine months ended September 30, 2011 was $603.8 million compared to $530.8 million for the same period of 2010. Gross margin, defined as gross profit divided by revenue, decreased slightly from 54.8 percent in the third quarter of 2010 to 54.4 percent in the third quarter of 2011, and from 55.8 percent in the first nine months of 2010 to 53.0 percent in the first nine months of 2011. The decrease in gross margin for both the three and nine month periods in 2011 was primarily due to lower gross margins at Raymarine and ICx business units and the product mix in our Surveillance division, partially offset by the continued production efficiencies realized from increased volumes in our Thermal Vision and Measurement segment.

Research and development expenses. Research and development expenses for the third quarter of 2011 totaled $35.2 million, compared to $28.5 million in the third quarter of 2010. Research and development expenses for the first nine months of 2011 and 2010 were $112.3 million and $81.6 million, respectively. The increase in research and development expenses was due to increased investment in new product development as well as the research and development activity conducted by the companies acquired; $10.0 million and $29.3 million of the increase in research and development expenses for the three months and nine months ended September 30, 2011, respectively, was related to the acquisitions. As a percentage of revenue, research and development expenses were 9.5 percent and 8.6 percent for the three months ended September 30, 2011 and 2010, respectively, and 9.9 percent and 8.6 percent for the nine months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $81.3 million for the quarter ended September 30, 2011, compared to $67.8 million for the quarter ended September 30, 2010. Selling, general and administrative expenses for the first nine months of 2011 and 2010 were $288.0 million and $189.2 million, respectively.

The increase in selling, general and administrative expenses for the third quarter of 2011 was primarily due to increased spending in each of our business segments to drive future growth, severance costs of $3.5 million, and the operating expenses related to businesses acquired during the fourth quarter of 2010; $13.3 million of the increase in selling, general and administrative expenses for the third quarter of 2011 is related to the acquisitions, including $2.2 million of severance costs.

The increase in selling, general and administrative expenses for the first nine months of 2011 was primarily due to the payment of a $39 million litigation settlement in the second quarter of 2011 and increased spending in each of our business segments to drive future growth, severance costs of $3.5 million, and the operating expenses related to businesses acquired during 2010; $49.5 million of the increase in selling, general and administrative expenses for the nine months ended September 30, 2011 is related to the acquisitions, including $2.2 million of severance costs.

Selling, general and administrative expenses as a percentage of revenue were 21.8 percent and 20.4 percent for the quarters ended September 30, 2011 and 2010, respectively, and 25.3 percent and 19.9 percent for the nine months ended September 30, 2011 and 2010, respectively. Excluding the litigation settlement, severance costs and the operating expenses of the businesses acquired during 2010 and 2011, selling, general and administrative expenses for the three month period and nine month period ended September 30, 2011 were flat and increased by 5.5 percent, respectively, over the same periods of 2010 and represented 20.7 percent and 21.0 percent of revenue for the three months and nine months ended September 30, 2011, respectively.

Interest expense. Interest expense for the third quarter and first nine months of 2011 was $1.5 million and $2.3 million, respectively, compared to $0.3 million and $2.5 million for the same periods of 2010. The increase in interest expense for the third quarter of 2011 was due to interest expense associated with the $250 million aggregate principal amount of 3.750% senior unsecured notes due September 1, 2016 issued during the quarter.

Income taxes. The income tax provision of $19.6 million for the three months ended September 30, 2011, represents a quarterly effective tax rate of 23.3 percent. We expect the annual effective tax rate for the full year of 2011 to be approximately 28 percent to 30 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of foreign tax rates and the effect of federal, foreign and state tax credits. The quarterly effective tax rate is significantly lower than the expected annual effective tax rate due to the recognition of previously unrecognized tax benefits which resulted in a $5.7 million reduction of our income tax provision during the quarter ended September 30, 2011.

Segment Operating Results

As of January 1, 2011, the Company merged the Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. Raymarine was acquired on May 14, 2010, creating the Raymarine operating segment. Finally, ICx was acquired on October 4, 2010 and the ICx operating segment that was reported through December 31, 2010 has since been separated into the Surveillance, Detection and Integrated Systems operating segments. As of January 1, 2011, the former Government Systems operating segment is also included in the Surveillance operating segment.

Thermal Vision and Measurement

Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$161.0	$132.4	$470.8	$397.4
Earnings from operations	47.2	39.9	131.4	109.8
Operating margin	29.3%	30.1%	27.9%	27.6%
Backlog, end of period			165.7	139.4

Revenue for the three months and nine months ended September 30, 2011 increased by 21.6 percent and 18.5 percent, respectively, compared to the same periods of 2010 primarily due to increased unit deliveries from several of the segment’s product lines including Thermography, cores and components, and maritime product lines. The increase in backlog is primarily due to demand for recently introduced Thermography cameras and the acquisition of Aerius Photonics, LLC on July 21, 2011.

Raymarine

Raymarine operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$35.4	$36.9	$136.2	$64.1
Earnings from operations	(2.8)	1.0	11.8	4.4
Operating margin	(8.0)%	2.6%	8.7%	6.9%
Backlog, end of period			6.5	8.5

Raymarine was acquired in May 2010 and, therefore, the operating results for the nine months ended September 30, 2011 are not comparable to the operating results for the nine months ended September 30, 2010.

Surveillance

Surveillance operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$139.8	$163.2	$431.2	$489.4
Earnings from operations	51.9	62.2	149.7	190.8
Operating margin	37.1%	38.1%	34.7%	39.0%
Backlog, end of period			293.6	385.5

Revenue for the three months and nine months ended September 30, 2011 decreased by 14.3 percent and 11.9 percent, respectively, compared to the same periods of 2010, primarily due to decreases in revenue from US Government agencies, partially offset by revenue of approximately $5.1 million and $12.6 million, respectively, from ICx business units, which were acquired on October 4, 2010. The change in product mix and increased operating expenses of the segment resulted in the decline in earnings from operations and operating margin from 2010 to 2011. The decline in backlog from 2010 to 2011 was primarily due to the continued reduction in procurement activity by our US Government customers in 2011.

Detection

Detection operating results are as follows (in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$21.2	$56.3
Earnings from operations	2.0	(4.9)
Operating margin	9.4%	(8.7)%
Backlog, end of period		35.3

ICx was acquired in October 2010 and therefore there are no comparable operating results for the three months and nine months ended September 30, 2010.

Integrated Systems

Integrated Systems operating results are as follows (in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$13.9	$44.4
Earnings from operations	0.3	0.1
Operating margin	2.1%	0.3%
Backlog, end of period		44.8

ICx was acquired in October 2010 and therefore there are no comparable operating results for the three months and nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents on hand of $374.5 million compared to $193.1 million at December 31, 2010. The increase in cash and cash equivalents was primarily due to the net proceeds of $247.7 million from the issuance of $250 million aggregate principal amount of our 3.750% senior unsecured notes due September 1, 2016 (the “Notes”), cash provided from operations and cash proceeds from our stock-based compensation programs, partially offset by capital expenditures, repurchases of our common stock, dividends paid during the period and business acquisitions.

Cash provided by operating activities totaled $127.7 million for the nine months ended September 30, 2011 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.

Cash used in investing activities of $58.3 million for the nine months ended September 30, 2011 primarily related to the acquisition of Aerius Photonics, LLC, and capital expenditures, including $9.1 million to acquire a building for our Raymarine operations in the United Kingdom.

On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at September 30, 2011. The five-year revolving line of credit available under the Credit Agreement is not secured by any of our assets.

At September 30, 2011, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $14.0 million of letters of credit outstanding at September 30, 2011, which reduced the total available credit under the Credit Agreement.

On August 19, 2011, the Company issued $250 million aggregate principal amount of the Notes. The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1, commencing March 1, 2012. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.

A Swedish subsidiary has a 30 million Swedish Kronor (approximately $4.4 million) line of credit. At September 30, 2011, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.

Cash provided by financing activities of $113.9 million for the nine months ended September 30, 2011 primarily related to the net proceeds of $247.7 million from the issuance of $250 million five year unsecured notes, the payment of dividends and repurchase of approximately 4,713,000 shares of our common stock, partially offset by cash provided from our stock-based compensation plans.

On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of September 30, 2011, there were approximately 15.3 million shares still authorized for repurchase under this authorization, which expires on February 9, 2013.

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

Contractual Obligations

As of September 30, 2011, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$296,875	$9,375	$18,750	$268,750	$—
Operating leases	49,714	15,057	17,572	5,986	11,099
Licensing rights	3,163	550	1,100	1,100	413
Post-retirement obligations	22,246	545	13,091	1,028	7,582
Other obligations	1,023	862	161	—	—

	$373,021	$26,389	$50,674	$276,864	$19,094

The table above reflects the issuance of $250 million aggregate principal amount of our Notes, which was the only material change in the specified contractual obligations during the quarter ended September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2011, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2011	100,000	$28.38	100,000
August 1 to August 31, 2011	2,201,826	$24.20	2,201,826
September 1 to September 30, 2011	1,698,174	$26.18	1,698,174

Total	4,000,000	$25.15	4,000,000	15,287,121

(1)	All shares were purchased in open market transactions.

All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. This authorization will expire on February 9, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

4.1	Indenture, dated August 19, 2011, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 19, 2011).

4.2	First Supplemental Indenture, dated August 19, 2011, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 19, 2011).

4.3	Form of 3.750% Note due September 1, 2016 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 19, 2011).

10.1	First Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A and other Lenders dated August 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2011).

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 8, 2011	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)