Form 10-K
period 2011-12-31
FLIR SYSTEMS INC
filed 2012-02-29
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-21918
_________________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act:    None
________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $5,346,910,436.
As of February 22, 2012, there were 154,044,443 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders.

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
Overview
FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in sensor systems that enhance perception and awareness. We were founded in 1978 and have since become a premier designer, manufacturer, and marketer of thermal imaging systems. Our advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by providing advanced surveillance and tactical defense capabilities, improving personal and public safety and security, facilitating air, ground, and maritime navigation, enhancing enjoyment of the outdoors, providing infrastructure inefficiency information, conveying pre-emptive structural deficiency data, displaying process irregularities, and enabling commercial business opportunities through our continual support and development of new thermal imaging data and analytics applications. Our business model meets the needs of a multitude of customers - we sell off-the-shelf products to a wide variety of markets in an efficient, timely, and affordable manner as well as offer a variety of system configurations to suit specific customer requirements. Centered on the design of products for low cost manufacturing and high volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.
Our business is organized into two divisions: Commercial Systems and Government Systems. Within these divisions, we had five reporting segments in 2011: Thermal Vision & Measurement and Raymarine, which comprise the Commercial Systems division; and Surveillance, Detection, and Integrated Systems, which make up our Government Systems division.
Thermal Vision & Measurement (“TVM”) products are generally sold for applications where the customer need is to see at night or in adverse conditions or to image a scene while gathering valuable temperature information. Due to continued reductions in the cost of infrared technology, demand in large untapped commercial markets such as commercial security, automotive, marine, airborne, personal night vision, and first responder markets has grown rapidly. Our TVM products range from highly sensitive cameras with extensive analytic capabilities and sophisticated image processing to less expensive cameras offering a mix of performance and value for less demanding applications. Our infrared sensors business, which sells focal plane arrays and camera cores internally as well as to third parties on an original equipment manufacturer (“OEM”) basis, is also part of TVM. Revenue from TVM has grown at a compound annual rate of 16 percent since 2006 and was $660.3 million, or 43 percent of consolidated revenue in 2011.
Raymarine designs, develops, and markets electronics for the maritime market and is a leading global provider of fully integrated “stem to stern” networked electronic systems for boats of many sizes. Products include multifunction displays used to control multiple onboard electronic components, radar systems, thermal imaging cameras, autopilot systems, sonar modules, connectivity software, and various other instruments used to monitor factors such as boat speed, direction, and location. The business distributes its products through a large network of independent distributors and retailers as well as through its relationships with boat builders, providing both first fitment and aftermarket solutions. During 2011, Raymarine generated revenue of $171.5 million and represented 11 percent of consolidated 2011 revenue.

Surveillance is focused on selling advanced imaging and sensor systems to government customers and markets where high performance is required. Typical applications include intelligence, surveillance, and reconnaissance (“ISR”), force protection, drug interdiction, search and rescue, special operations, and target designation. Surveillance products are sold off-the-shelf or can be customized for specific applications and frequently incorporate additional sensors, including visible light cameras, radars, low light cameras, laser rangefinders, laser illuminators, and laser designators. Surveillance products range in price from under $10,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized targeting systems. Since 2006, Surveillance revenue has grown at a compound annual rate of 17 percent. Surveillance revenue during 2011 was $577.6 million in 2011, or 37 percent of consolidated revenue.
Detection primarily produces sensor systems that detect and identify chemical, biological, radiological, nuclear, and explosives (“CBRNE”) threats. Detection has unique strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States government customers. With a history of entering into government-funded design and development contracts, Detection has built relationships with key government customers and has experience in converting highly specialized technologies into commercial solutions that are marketable to a global customer base. During 2011, Detection generated $79.9 million of revenue, representing 5 percent of consolidated 2011 revenue.
Integrated Systems develops platform solutions for combating sophisticated security threats and incorporates multiple sensor systems in order to deliver actionable intelligence for wide area surveillance, intrusion detection, and facility security. Integrated Systems incorporates advanced sensors from both the FLIR product suite and external vendors in order to design and manufacture adaptive and effective force protection, homeland security, and commercial solutions that are designed to save lives and protect critical assets. Integrated Systems revenue in 2011 was $54.8 million, representing 4 percent of consolidated 2011 revenue.
For additional information concerning the Company’s segments, including revenues from external customers, earnings from operations and total assets by segment presented in accordance with our segment structure, see Note 17 to the Consolidated Financial Statements in Item 8.
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
An infrared detector, which collects or absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two types of infrared detectors we manufacture and use in our systems are often referred to as “cooled” and “uncooled.” Cooled detectors utilize a mechanical micro-cooler to reduce the operating temperature of the infrared sensor to -200° C, and offer high sensitivity and resolution for long-range applications or those applications requiring high measurement precision. These detectors, while more sensitive and thus able to see farther, result in a product that is more expensive, heavier, more complex, and uses more power than those using uncooled detectors. Uncooled detectors operate at room temperature and thus do not require a micro-cooler, resulting in products that are lighter, use less power and are less expensive to produce than cooled detectors. While the performance of uncooled detectors is improving, uncooled detectors are still less sensitive than cooled detectors. The cost of both types of detectors is declining and we expect to continue reducing costs as volumes rise and the technology advances in the future. We currently expect demand for both types of detectors, or sensors, to increase.
Recent Acquisitions
Since 2006, we have made a total of thirteen acquisitions. The most recent significant acquisitions were Raymarine Holdings, Ltd. (“Raymarine”) in May 2010 and ICx Technologies, Inc. (“ICx”) in October 2010. The Raymarine acquisition significantly enhanced the distribution capabilities of our thermal marine products business by adding a substantial number of dealer outlets and marine OEM relationships. Additionally, Raymarine provided us the opportunity to build an integrated product line that offers thermal imaging cameras coupled with Raymarine’s multifunction displays, radars, depth sounders, global positioning systems, and autopilots products to create the broadest, most effective, and easiest to use suite of products in the marine electronics industry. The acquisition of ICx expanded our capabilities into advanced sensor technologies that detect CBRNE threats, including products that are currently sold to the defense and homeland security markets. ICx also enhanced our existing intelligence, surveillance, and reconnaissance product suite by adding advanced radars, imaging, and integrated platforms solutions. During 2011, Raymarine is reported as an individual business segment while the majority of ICx has been incorporated into our Detection and Integrated Systems segments, with a small portion of the business being included in Surveillance.

We are selective and opportunistic in our acquisitions, seeking to purchase companies that are strategically significant and additive or complementary to our existing technologies, distribution network, or product portfolio. We are continuously evaluating opportunities for additional acquisitions, but cannot predict the timing, size, or nature of any future activity.
FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. Our headquarters are located at 27700 SW Parkway Avenue, Wilsonville, Oregon 97070-8238, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.
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
Vertically Integrated Manufacturing
We have built a vertically integrated manufacturing operation that provides control over certain key component technologies. Through acquisitions and internal development, we have created this internal supply network that allows for optimized manufacturing throughput, increased product design flexibility, enhanced product reliability, and independence in designing key components. Further, this integrated approach enables us to lower costs and to improve the functionality of critical components so that they work together efficiently within our products. In comparison to competitors that do not possess a similar level of integration, we can deliver products in a more timely and cost-effective manner as we rely less on third-party suppliers for critical components.
Industry-Leading Market Position
We are a leading developer of highly advanced, proprietary sensor systems that are highly reliable, accurate, and effective. We believe that none of our competitors have comparable penetration into as many markets as we do, including the government, industrial, commercial, and consumer sectors. Having a leading position in the markets we serve allows us to secure new and continuing business while also achieving manufacturing economies of scale. Increased unit volumes work to reduce costs throughout our business, which allows us to lower our prices. This creates a virtuous cycle whereby we are able to make advanced sensor technologies more affordable to a wide array of end-users while reducing costs. This established presence across multiple markets enhances our competitive position.
Broad Product Line
We offer a wide array of sensor products, including infrared imaging cameras and systems, detector cores, CBRNE threat detectors, test and measurement instruments, radars, maritime electronics, and related products and solutions. Our customers can buy these products off-the-shelf or request a customized sensor solution. This ability to serve a variety of customers with disparate needs and specifications allows us to be successful in facilitating the use of advanced sensors in a broad range of applications. We have the ability to rapidly conceive, design, prototype, and manufacture new products to meet the evolving landscapes of the markets we serve. Our development process incorporates significant customer satisfaction and field-use data, and results in the rapid creation of new features that are able to address the changing needs of the end-user. This continual evolution of our products has proven successful through our high level of customer retention and revenue and income growth.
Internally-Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple pools of customers. Since 2006, we have invested approximately $600 million in research and development (“R&D”) of new technologies and products, with approximately 85 percent of this expense paid for with our internal funds. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable and can be marketed to multiple markets for multiple applications.

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
We continue to expand this distribution platform through internal growth and outside acquisitions. Our 2010 acquisition of Raymarine further enhanced our distribution network of thermal marine products by adding approximately 2,500 dealers, retailers, distributors and wholesalers and 250 OEM relationships to our maritime business. Additionally, our 2010 acquisition of ICx provided us with access to new markets and delivered long-standing relationships with many government customers.
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flow. In the years ended December 31, 2011 and 2010, our net cash provided by operating activities was $243.9 million and $255.3 million, respectively. Over the past 5 years, our operating cash flows have exceeded our net earnings every year except in 2007. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as executing strategic acquisitions, undertaking new product or technology development initiatives, building out our distribution and marketing presence, making capital investments, or repurchasing shares of our common stock in the open market. Since 2006, we have utilized approximately $625 million of cash for acquisitions, $310 million for share repurchases, and $220 million for capital expenditures. In 2011, we initiated a quarterly common stock dividend, further augmenting our capital structure and shareholder return strategy.
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
Grow Existing and Enter New Markets
A key element of our success is our ability to deliver high-value sensor technologies with various specifications and price points to reach a rapidly expanding range of customers. While our commercial operating model and innovative development teams work to continually increase the availability, value, and effectiveness of our products, our sizable and growing end-user population often discover new uses for our technologies. We will continue to enable our existing markets, facilitate customer application innovation, and expand into new areas of opportunity by making investments in the development of advanced multi-use products, best-in-class field-located sales and service capabilities, proactive technical and application communication forums, integrated and expert sales and marketing organizations, comprehensive customer training, and capabilities to rapidly deploy new products and solutions.

Design and Develop Innovative Sensor Systems
We intend to continue to broaden our product line by developing next-generation sensor technologies by leveraging our internally-funded innovation centers and, in limited situations that are strategically beneficial to our commercial model, by using customer funds. Creating a regular flow of new products that incorporate novel features and technologies while also reducing their size, weight, and power consumption is critical to our continued success in our existing and future markets. We allocate significant resources to business and product development, concentrating on tracking and analyzing industry and technology trends. By being aware of our changing customers' needs and the trends within our markets, we expect to bring to market the most cutting-edge and innovative products that provide critical information to secure, protect and improve lives and resources.
Continually Reduce Costs
Our ability to continue penetrating and expanding on our leading market position and into the markets for advanced sensor systems is predicated on our success at reducing our internal costs to manufacture systems. Through our commercial operating model, we have had great success designing and manufacturing products that benefit from economies of scale and thus reduce our cost to deliver a product to our customers. We expect to further leverage this model and accelerate the virtuous cycle our business has created where increased unit volume output reduces our costs, allowing us to lower selling prices, which increases demand and sales volume for our products. We intend to continue to reduce costs, through continuing to vertically integrate our operations, expanding our use of shared services, rationalizing our strategic sourcing alternatives, and diversifying our manufacturing operations, which we believe will result in increased market demand for our products.
Expand Global Reach
Expanding and strengthening our already substantial distribution network is vital to our ability to keep pace with demand and the growing adoption of advanced infrared and threat detection systems. Investing in our direct sales force and building relationships with independent distributors and partners is a key priority. Building a presence in new international markets has been successful, most recently in regions of the Middle East, and we intend to continue the development of our global reach. Developing countries such as India and China are areas of focus, as they are emerging economies for our technologies. Additionally, as our sensor technologies become more affordable and prevalent in consumer markets, we have worked to strengthen our marketing and sales channels to better communicate with and serve the millions of potential customers that transact over the internet, through catalogs, and at retail locations.
Build Application Awareness and Our Brand
Both thermal imaging and CBRNE detection technologies are still in the early stages of adoption in many of our markets. We believe that as people understand and recognize the extensive commercial, consumer, and industrial uses for the information our sensors provide, our business will continue to grow. As such, we strive to communicate the benefits of thermal and detection sensors to new market participants in order to drive demand for our products. We leverage our distribution channels to focus on marketing activities that incorporate internet promotion, advertising, direct mail, press and demonstration tours, technical articles for publications, and sponsorship of and participation in most major trade shows. Additionally, we strive to support the advancement of new sensor uses, provide world-class service and support, and listen to customer feedback and incorporate the findings into our solutions to further build the awareness of our solutions and our brand. These activities give us the opportunity to educate potential customers about the key features and attributes of our products and how they may be used to address specific customer needs. As an example, we have partnered with various television and internet outlets to exhibit the FLIR product line and demonstrate the unique value of our products.
Complement Core Competencies with Strategic Acquisitions
Infrared imaging has been and remains our core business. Our unique position as a leading infrared imaging products company has enabled us to build an integrated sensors company, having recently added CBRNE detection, radar, maritime, and test and measurement products. We intend to continue investing in complementary technologies, products, and distribution channels to grow our business and become an integrated, single-source provider of advanced sensor systems and solutions.
Focus on Financial Performance
We are focused on translating success in selling our products into high margins and increasing profits. We have been consistently successful in doing so through cost discipline, considering the impact of key business decisions on financial performance, and benchmarking our business against some of the best performing companies in the world. Coupling consistent sales growth with a focus on controlling costs has yielded significant financial flexibility. The cash flows that our business generates has allowed us to invest in growth initiatives as well as return value to our shareholders. Since 2006, our revenue, earnings per share, and operating cash flows have grown at annual rates of 22 percent, 16 percent and 16 percent, respectively. We evaluate opportunities to deploy our cash flows in the context of long-term profitability and shareholder return impact.

Business Segments
Thermal Vision & Measurement

Our Thermal Vision & Measurement segment addresses thermal imaging applications where a customer has a need to see at night or in adverse conditions, or to image a scene while also gathering valuable temperature information. These markets have grown in size and breadth as prices have declined, volumes have increased, and new applications have emerged. While these markets are broad and growing rapidly, many of these markets exhibit low penetration rates for infrared technology. Our strategies in this business are to continue to develop products for high-end applications while introducing new products at lower price points, and to capitalize on highly price-elastic demand in numerous emerging markets. These strategies focus our efforts on building distribution channel relationships, accelerating design cycles, reducing manufacturing costs, and providing excellent customer service. While we expect markets to continue to develop in the future, significant markets for our TVM products today include:

Thermal Vision Markets

Security and Surveillance
Thermal imaging systems have been used for surveillance and perimeter security of government, military and industrial facilities for many years. Over the past few years, we have introduced a series of lower priced, purpose built systems targeted at the commercial security market and are actively expanding distribution in this market. Our security products are now being used to protect critical infrastructure, ports, borders, commercial sites, and residential homes. Demand for security systems utilizing thermal imaging technology is growing rapidly, especially in lower cost, higher volume market segments.

Automotive Night Vision
We offer a night vision system for passenger automobiles that provides drivers with the ability to see at night and through obscurants, such as fog, at distances much further and wider than can be seen with traditional headlights. We currently provide camera cores for certain Audi, BMW, and Rolls Royce models through our partnership with Autoliv Electronics, a major supplier of automotive safety equipment. We expect to continue to expand this technology into new makes and models over the next several years.

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

OEM Markets
We supply cooled and uncooled camera cores, sensors, and readout integrated circuits on an OEM basis for a broad range of applications where customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major customers in this segment are Mine Safety Appliances (firefighting); Bullard (firefighting); AeroVironment (unmanned aerial vehicles); Northrop Grumman (cooled cores for military applications); Hologic (readout integrated circuits for digital X-ray); and various makers of security systems worldwide.

Thermal Measurement Markets

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

Research & Development
Infrared’s unique ability to detect very small differences in temperature while detailing complex thermal dynamics and patterns makes thermal imaging systems a useful tool in a wide variety of research and development applications. Our systems provide the ability to view thermal distribution in real time for products ranging in size from small hybrid integrated circuits to jet engines. Common applications include product development of microelectronics, cell phones, laptop computers, telecommunications equipment, consumer appliances, automotive components, and aircraft engines. Systems used in research and development applications typically require very high imaging performance and measurement precision, coupled with extensive analysis and reporting software. We have a complete line of both cooled and uncooled infrared imagers specifically designed for high-end research and development applications.

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

Test and Measurement
We supply trade professionals a wide range of test equipment to deliver high accuracy readings for the measurement of electricity, light, sound, temperature, humidity, airflow, revolutions per minute and water quality. Our fifteen product categories provide innovative tools that are used worldwide and are available through catalogs, distributors and retail stores.

Emerging Markets
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

Sales and Distribution
We sell our TVM products worldwide through a direct sales staff and a network of distributors and representatives. Our TVM business continues to expand distribution by hiring additional direct sales personnel and expanding third-party distribution networks in specific markets, particularly in Asia, Latin America and other emerging markets. In certain markets, TVM has chosen to supply camera cores on an OEM basis to companies with well established distribution networks. For example, we are partnered with Autoliv Electronics to most efficiently distribute our core technology into the automotive market. With our further expansion into the low cost segment of the commercial markets, we have developed greater competencies in market research, electronic marketing, marketing communications, and business development. Our ability to identify new markets, adapt our product solutions to meet unique market needs, quickly develop marketing communications that highlight our unique features, and leverage existing and new distribution channels to develop incremental business are important aspects of our marketing and communications efforts.
TVM carries backlog in certain markets, but the business is less backlog dependent than our Government Systems division’s segments. TVM order backlog, defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months, was $136 million as of December 31, 2011, compared with $135 million at the end of 2010.
Customers
Typical TVM customers include OEMs, major integrators of security systems, security dealers, utility companies, electrical contractors, maritime dealers, law enforcement agencies, outdoor enthusiasts, building inspectors, damage restoration contractors, universities, numerous commercial enterprises, and increasingly, consumers. The emerging personal vision systems market is becoming increasingly accessible as we leverage our business model to reduce the price of advanced thermal imaging products. This consumer market is a key strategic area of focus given the vast size of the customer base and the opportunities it provides us to expand our volumes and brand name. Given the high-value nature of many of our thermography-related instruments, our thermography products’ revenues tend to be correlated with seasonal trends, in particular capital spending trends. In general, customers in markets like predictive maintenance and R&D are sensitive to the broad economy because our cameras are viewed as capital expense items. The sales of our high volume cameras and emerging thermal vision products are somewhat less sensitive to economic cycles due to their lower price points and the growing market awareness of thermal technology.
Our established distribution network, broad product portfolio, and product and technical development capabilities set a foundation for future success as we continue to leverage our operating model to increase our product volumes and reduce our costs in creating advanced imaging products. As we continue to make our products accessible to a larger population of end-users and build awareness of the advantages of thermal imaging applications, we anticipate our TVM segment will provide significant revenue and profitability for our business.
Competition
Many of the markets that TVM addresses are emerging from the early-adopter environments to broader-based demand, which has attracted competitors. While our market share in thermography products is significant, estimated to be approximately 60 percent based on independent industry research, we view the TVM market as highly competitive, with both large and niche providers of thermal camera equipment. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product design and functionality, product cost, ability to deliver in a timely manner, trustworthy customer service, distribution reach, brand name, and scalability of operations. We are uniquely positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our operating model, our advanced research and development capabilities, our established and reliable distribution and service network, our diversified manufacturing operations, and our broad product offering. Our competitors vary market by market, but include divisions of Danaher (Fluke), General Dynamics (Axsys), L-3 Communications, Sofradir (ULIS), Axis Communications, NEC, Testo, and numerous smaller companies.
Raymarine
Raymarine is a leading provider of marine electronics, and continues as the pioneer in the use of digital control systems. The comprehensive suite of products that Raymarine develops and markets is intended to fulfill all of the marine electronic needs of recreational boaters and offer best-in-class integrated control solutions for all of their onboard instrumentation. The current product portfolio includes multifunction displays, autopilots, thermal imaging cameras, radars, sonar modules, and other instruments which interconnect through Raymarine’s proprietary networking solutions. This broad product range is differentiated by the reliability, usability, and interconnectivity of the instruments we provide. Raymarine’s core capability, providing a comprehensive and centralized control, navigation, and communication system that can be managed with a single integrated data output, is valuable to our customers, who increasingly look for quality, technologically advanced products from a single-source.

Our key strategies for Raymarine, as we continue to integrate the business into our operations, include rationalizing and leveraging the significant R&D engineering expertise of the business, incorporating thermal imaging cameras into the integrated product suite while building the awareness of the significant value of thermal imaging to the recreational marine industry, and enhancing the integration capabilities of the business through investments in software and networking solutions. We have invested resources in evolving Raymarine’s product line, improving our distribution network, and rationalizing our operations and outsourced manufacturing relationships. While the boating market that Raymarine serves is sizable, the industry has been in a cyclical trough. We believe that recent operational improvements have positioned the business to benefit significantly as global demand returns to historical levels.
Markets

Recreational Boating OEMs
A main focus of Raymarine has been to establish relationships with boat manufacturers in order to sell a fully integrated electronic “backbone” on new boats, with the intention of driving brand continuity with a large installed base of end-users. Medium sized (26 to 45 feet in length) and large boats (in excess of 45 feet in length) have a unique need for sophisticated electronics and multifunction control solutions. Additionally, in recent years, demand has grown for scaled-down instruments in the much larger segment for small boats (comprising inflatable and rigid motor craft under 25 feet in length). Raymarine’s comprehensive product offering has evolved to serve these evolving boat manufacturers’ needs well.

Aftermarket
Due to the comparatively long life of a recreational boat, the growing importance and usefulness of marine electronic equipment and the pace of technological development, the aftermarket is large for electronics systems refits and upgrades. Raymarine has ensured that both our instruments and our networking software are capable of integrating with third party platforms and instruments, which has become a key driver of demand in the aftermarket.

Sales and Distribution
Raymarine’s products are sold through a combination of direct sales, third-party distributors, service partners, and retail outlets. Raymarine has strong relationships with a large number of key boat builder OEMs, most of which are supplied directly with the latest Raymarine systems. Many of these relationships are long-term in nature and have evolved over a number of years with important exchanges of product development ideas. Raymarine’s OEM customers have typically built up important embedded technical product fitting and integration knowledge over a period of time. We have also established confidence in the critical electronic systems fitted to the products we supply to our customers.
Raymarine also supplies a global network of approximately 2,500 dealers, retailers, distributors and wholesalers. Many of these partnerships are on an exclusive basis, whereby Raymarine is the only electronic boating equipment stocked. Raymarine also has a global network of approximately 2,000 dealers and service centers which are able to sell, repair, and install Raymarine’s products. This global support and repair service network is very important to boaters as many of our products are critical to the operation of a boat and easy access to parts and service help ensure quick repairs. Additionally, the business has established a presence at retail locations and boat shows, which serves to build the Raymarine brand in both the new-build and aftermarket spaces. Having a strong consumer brand name and a large installed base of users created through our first fitments drives business in the aftermarket as boaters look to upgrade or replace instrumentation, often with the brand with which they are familiar.
Raymarine’s backlog as of December 31, 2011, was $5 million. Raymarine is not considered a backlog intensive business, as shipment of product typically occurs within a few weeks of receipt of orders.
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

Surveillance
Surveillance focuses on providing enhanced vision and detection capabilities to a wide variety of military, paramilitary, law enforcement, public safety, and other government customers. Our systems typically provide the capability to see over long distances, day or night, through adverse weather conditions, and from a wide variety of vehicle, man portable, and fixed installation platforms. Our radar technologies are very complementary to our core thermal imaging systems in that they allow us to integrate them with our thermal imaging cameras to provide a robust slew-to-cue solution that can survey and detect movement within a large perimeter and automatically direct a thermal camera towards the movement to provide a specific field of view. Currently, the majority of our Surveillance infrared imaging systems use cooled technology to identify objects from long distances; however, uncooled thermal imaging systems are growing rapidly in certain markets such as weapon sights, hand-held monoculars/binoculars, military vehicles, and unmanned aerial vehicles. Many of our customers require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments, or maritime conditions. Systems are often installed onto larger platforms and must be able to integrate with such other systems as aircraft avionics, radars, laser systems, and large, broad-based security networks.
Surveillance offers a very wide array of products across multiple applications. For airborne applications, we have developed highly stabilized platforms, known as gimbals, which typically contain multiple payloads in addition to the infrared imaging system, as well as sophisticated software and analytic capabilities. For land applications, we manufacture three types of products: hand-held products, platform mounted products, and targeting products. Platform mounted surveillance systems include imaging and radar solutions which are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability (e.g., closed circuit TV, laser rangefinder, compass or global positioning system). Hand-held ground products are ruggedized and have optional lenses and target location capabilities. Ground-based targeting products are designed to attach to existing daylight sights to provide bore-sighted, nighttime capabilities. For maritime applications, we manufacture shipborne products which are similar to our airborne gimbals, but are inverted and customized for the marine environment.
We address our core markets through either a commercial, off-the-shelf (“COTS”) model or a commercially developed, military qualified (“CDMQTM”) model. The products we develop under the COTS model are applicable to a range of commercial and government customers and markets, including military applications. CDMQ products are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and we generally own all rights to the products and their design.

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

Surveillance and Reconnaissance
Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution frequency-modulated continuous wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems are installed on fixed platforms, manned mobile platforms, and unmanned aerial vehicles.

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

Federal Drug Interdiction
Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing greater surveillance and detection capabilities. Our systems are in use by the United States Customs Service, the United States Drug Enforcement Agency and the United States Federal Bureau of Investigation, as well as by foreign government agencies.

Sales and Distribution
Our Surveillance business has a direct sales staff and a network of independent representatives and distributors covering major government markets worldwide. Included in this total are technical and customer support staff in the United States, Europe, the Middle East and Asia Pacific who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.
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
Surveillance typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2011, Surveillance backlog totaled $247 million, compared with $333 million at December 31, 2010. The decline in Surveillance backlog is primarily due to reductions in United States government procurement in 2011.
Customers
Surveillance customers generally consist of United States and foreign government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors and aircraft manufacturers. A substantial portion of our consolidated revenue is derived from sales to United States and foreign government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to United States government agencies accounted for 29 percent of our consolidated revenue in 2011, 34 percent in 2010, and 43 percent in 2009. We expect revenue outside the United States to continue to account for a significant portion of our Surveillance revenue, but demand for our equipment is increasing rapidly outside the United States. The Surveillance segment is susceptible to some seasonality in its orders primarily based on the United States government budget year end. The result is that the third quarter tends to exhibit the largest amount of orders for our Surveillance segment. However, fiscal policy trends, budget delays, and general economic trends can overshadow this seasonality in any given year.
Competition
The Surveillance segment operates in highly competitive markets that evolve rapidly with the advent of new technologies and requirements. Many of our competitors in the government sector are well established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower priced solutions that result from our commercial operating model, and our service and support functions that exist in the field and near the customer. Our current principal competitors in the Surveillance markets include divisions of BAE Systems, DRS (a Finmeccanica company), Elbit Systems, General Dynamics, L-3 Communications, Lockheed Martin, Raytheon, Sagem, Sofradir, and Thales.
Detection
With our acquisition of ICx in October 2010, we added leading capabilities in the development of advanced sensor technologies used to detect and identify CBRNE threats. We created our Detection segment to focus on the markets for CBRNE detection equipment, utilizing these ICx technologies and products to penetrate a global market for advanced threat detection capabilities. Detection leverages an established technical research and development organization which, we believe, enables the business to offer the highest quality, most sensitive, and easiest to use products that meet the evolving needs of government and commercial security providers worldwide.
Detection manufactures and markets the leading portable explosive detector, the smallest spectroscopic radiation detector, and the smallest handheld Raman sensor. The methods Detection’s CBRNE solutions utilize to test and monitor areas for threats include continuous air sampling mass spectrometry (indoor and outdoor), point detection, spray-based analysis, gamma ray detection, vapor testing, liquids screening, and Raman spectroscopy. With significant experience in managing government-funded research and development projects, Detection has developed relationships with various government decision makers and has substantial knowledge of the governmental procurement process.
Markets
Government and private sectors are continuing to find new ways to address increasingly sophisticated types of terrorist attacks, including CBRNE threats, as well as other major security risks and natural disasters. Detection designs, develops and manufactures compact, rugged, and portable instruments that detect CBRNE threats for various end users. Product success has allowed Detection to build a leadership position in the homeland security market, and the business intends to expand on this position through continued development of innovative technologies.
Chemical and biological threat detection instruments are used by various facilities, ports, military bases, and checkpoints to quickly and accurately detect trace amounts of chemicals such as illicit drugs, volatile organic compounds, toxic industrial emissions, and warfare agents. We offer both indoor and outdoor biological air monitors that are used by various governmental agencies, including the U.S. Department of Defense, airport authorities, and the National Park Service, for layered security at facilities and events. Our explosives detection products are used to identify military-grade explosives and homemade explosive devices in a wide array of military and public safety applications, such as screening high-risk individuals at checkpoints, identifying improvised explosive device (IED) makers, and screening air passengers and baggage. Our radiation products protect the public by warning of radionuclide exposure and have been or are being used by the U.S. Department of Energy’s Nuclear Emergency Search Team, the New York Police Department, the International Atomic Energy Agency, the U.S. Coast Guard, and the United Kingdom’s Home Office Border and Immigration Agency.
Sales and Distribution
Detection sells its products worldwide primarily through a direct sales force, but also utilizes third-party sales representatives, value-added resellers, and systems integrators. With a centralized sales organization and specialized sales teams that serve specific markets, Detection has been successful at building and leveraging strong relationships with key decision makers at various government agencies and commercial entities. As some Detection products are designed as components or sub-systems, the business utilizes value-added resellers or systems integrators, including our Integrated Systems segment, for incorporation into their products or systems. For example, Detection provides bio-samplers for first responders, explosives detectors for airport security personnel, and multi-channel analyzers for radiation portals.
Detection derives a portion of its revenue, approximately 43 percent in 2011, from funding received from agencies of the United States government pursuant to research projects. The revenue that we recognize under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded research and development.
At December 31, 2011, Detection had a total backlog of $25 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within twelve months.
Customers
Detection sells its products, systems, and services to a broad base of federal, state and local government customers, to all branches of the United States military, foreign militaries, and to private sector businesses and commercial ports both in the United States and internationally. Utilizing a regionally-deployed sales force, the business sells to agencies of the United States government, such as the U.S. Department of Homeland Security, the U.S. Department of Defense, the U.S. Department of Energy, the U.S. Transportation Security Administration, Federal Bureau of Investigation, NASA, U.S. Secret Service, U.S. Coast Guard, as well as agencies of multiple state and local governments in the United States, such as the New York Police Department. Similar to Surveillance, the Detection segment experiences some seasonality in its orders due to the United Stated government budget year end.
Competition
The markets in which Detection competes are dynamic and highly competitive. Success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. While Detection does not compete with any one competitor across the full range of our products, we do compete with several single-point providers, diversified enterprises, and divisions of large technology companies, such as: Agilent Technologies, Canberra Industries, Idaho Technologies, NUCSAFE, SAIC, Smiths Detection, Thermo Fisher Scientific, and United Technologies.

Integrated Systems
The addition of ICx also provided us with platform integration and software solutions to enable adaptive systems to protect and secure borders, perimeters, and critical infrastructure. Integrated Systems utilizes an array of sensor technologies, such as radars, thermal imaging and visible light cameras, chemical detectors, radiation detectors, and command and control systems, provided by our other segments as well as from external parties, to create high value solutions for customers across the world. Integrated Solutions has expertise in creating systems that incorporate numerous sensors and making them work together to meet the often demanding requirements of government and commercial security providers. Integrated Systems performs as a prime contractor on many projects, which strengthens our relationship with the users of our various sensor solutions, allows us to reduce total cost of ownership, and reduces system turnaround time by removing additional steps in the procurement process.
Integrated Systems manufactures and markets several highly accurate mobile and fixed solutions for perimeter surveillance. The CerberusTM mobile unmanned towers and manned SkyWatch towers are utilized for protecting borders, securing facilities, protecting forces, and safeguarding the public. These tower systems can be deployed in almost any environment and are fully networkable platform solutions that integrate various sensor suites, including infrared thermal or visible light cameras, ground surveillance radar, video motion detection, and unattended ground sensors. The towers are used all along the United States-Mexico border, at theme parks, at national monuments, by the military at home and abroad, by numerous police forces across the United States and to secure high-profile events such as Mardi Gras, the Super Bowl, the Independence Day celebrations on the National Mall and inauguration ceremonies.
Additionally, Integrated Systems offers open-source software that enables customers to command, control, and monitor their sensor networks. CohesionTM is a flexible integration software enabling CBRNE sensors to be incorporated into standard command and control software systems and is specifically designed to support or integrate with our or third-party advanced sensors and devices. CameleonTM video integration software allows for advanced monitoring and control of video surveillance camera networks.
Markets
Combining sensor and surveillance technologies to create turn-key security solutions, Integrated Systems develops and manufactures platforms for various surveillance, assessment, and response applications. Global military agencies utilize Integrated Systems’ solutions for force protection, converting domestic and foreign military bases from traditional “boots and guns” security methods to fully networked electronic sensor-based surveillance and warning systems. Border security is a priority for many countries across the world, and our solutions, including manned and unmanned mobile surveillance towers, biometrics and access control systems, and electronic fencing and radar solutions, help keep our customers’ populaces and resources secure. Critical infrastructure, such as airports, power and gas utilities, and harbors, are another key market for Integrated Systems.
Sales and Distribution
Integrated Systems markets its solutions to customers through a direct sales force and sales representatives. This sales organization has been successful at selling established solutions to various customers across the world and has secured funded research and development projects with the United States government. These projects are strategically sought out and bid on with the intention that the technologies and solutions that are developed will later be sold to other customers on a commercial basis. In 2011, approximately 24 percent of Integrated Systems revenue was derived from these contracted research projects.
Customers
Integrated Systems sells solutions to United States and foreign government customers, and to private sector customers that manage energy and power production, oil and gas production, commercial ports, and critical infrastructure. Integrated Systems has provided solutions to the U.S. Department of Homeland Security, the U.S. Department of Defense, U.S. Customs and Border Protection, the U.S. National Guard, Federal Bureau of Investigation, NASA, U.S. Secret Service, U.S. National Park Service, domestic and foreign airports, as well as various state and local governments.
Competition
The diverse portfolio of solutions Integrated Systems is able to provide places the business in competition with a wide variety of companies in the homeland security, defense, and industrial sectors. We compete by creating innovative new solutions, identifying new markets for advanced surveillance solutions, reducing the total cost of ownership, and building on a successful track record with current customers. Integrated Systems competes with diversified defense integrators, commercial security system integrators, and divisions of large technology companies, such as: Boeing, Cobham, Honeywell, L-3 Communications, Lockheed Martin, Northrup Grumman, Raytheon, SAIC, Telephonics, and Thales.

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

Infrared Detector Design Manufacturing
We design and manufacture both cooled and uncooled infrared detector arrays, in high volumes and at low costs. We believe our uncooled vanadium oxide microbolometers and cooled detectors using indium antimonide and indium gallium arsenide are among the highest performing infrared detectors of their type available in the world. Internal design and manufacturing of detectors provides significant cost and engineering advantages compared with the use of third-party detectors.

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

Lasers and Laser Components
Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including pointers, illuminators, rangefinders and designators. We design and manufacture purpose-built laser rangefinders and designators for inclusion in some of our gimbaled systems. We also manufacture certain laser-related components for customers. Our 2011 acquisition of Aerius Photonics, LLC enhanced our ability to provide advanced laser components.

Tactical Platforms
With our acquisition of ICx in 2010, we added the capability to develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our Surveillance and Detection products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted tower systems, branded under Cerberus and SkyWatch names, can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high profile events.

Research & Development
Our success has been and will be in the future substantially affected by our ability to innovate new products and technologies that both augment our existing solutions and create new avenues for growth. We strive to differentiate ourselves from our competition with our R&D operations. Our internally funded research and development expenses were $147.2 million, $116.6 million, and $91.3 million in 2011, 2010, and 2009, respectively. We intend to continue to have significant internal research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally-funded amounts, in 2011, 2010, and 2009, we spent $47.9 million, $12.3 million, and $5.4 million, respectively, on research and development projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook.
Focusing on projects that have the highest probability for commercial marketability, our R&D teams are located within our business segments. These teams work to develop products that will fulfill our specific customers’ constantly evolving needs while also sharing findings, successes, technologies, tools, and best practices with one another. One method that our Government Systems division R&D teams use to ensure our new products evolve with our customers is a development process that utilizes rapid field testing and refinement of new technologies in order to get end-users the critical protection and information tools they need as quickly as possible. A key tenet of our development philosophy is seeking and receiving end-user feedback on new or upgraded products. Engineers in the field work with the end-users in real-time in order to revise and tune products quickly and efficiently. The solicitation and effectiveness of the end-user feedback has proven integral to our success in creating the most technologically advanced yet user-friendly solutions.
Proprietary Rights
Given our focus on being the innovation leader in our key markets, we have numerous pending and issued patents and trademarks, commercial and technical trade secrets and other intellectual property that are important for our success. We rely on a combination of patent, trademark, copyright, and trade secret laws, a strong internet domain presence, confidentiality agreements, joint development agreements, and robust contractual provisions to protect our proprietary rights. Given our diligent efforts to respect the intellectual property rights of others combined with the important competitive advantages that our intellectual property provides, we have intensified our efforts to police and protect our intellectual property from improper use and misappropriation. We will continue to actively protect our intellectual property and intend to emphasize initiatives that will further promote innovation and leadership in marketable technology. We cannot, however, be certain or give any assurance that we can secure patent or trademark protection on all our innovations, maintain our competitive advantage or that competitors will not develop similar or superior capabilities.
Manufacturing
We manufacture many of the critical components for our products, including but not limited to infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems and micro-coolers, and develop much of the necessary software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wire harnesses. These purchased and manufactured components are then assembled into finished systems and tested at one of our primary production facilities located in the U.S., Sweden, Estonia, France, Germany and Canada. Certain components and finished goods, especially many of our Raymarine products, are produced by contract manufacturers.
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
Employees
As of December 31, 2011, we had 3,084 employees of which 1,893 were located in the United States and 1,191 were located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are good.
Environmental Matters
Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements. We have also assessed the risk for environmental contamination for our various manufacturing facilities, including our acquired businesses and facilities and, where appropriate, have obtained indemnification from the sellers of those businesses and facilities.
We believe that our current operations are in substantial compliance will all existing applicable environmental laws and permits. Operating and maintenance costs associated with environmental compliance are a normal, recurring part of our operations. Historically, these costs have not been material.
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
Our primary markets are volatile and unpredictable
Our business depends on the demand for our products and solutions in a variety of commercial, industrial and government markets. In the past, the demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including:

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
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2011, 2010 and 2009, approximately 29 percent, 34 percent and 43 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
As a United States government supplier, we are subject to a number of procurement rules and regulations
Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. If we fail to comply with these rules and regulations, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently.
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
We must successfully manage an increasingly complex global organization
As we have grown, the size and scope of our worldwide operations have also increased substantially. We now design, manufacture and market numerous product lines across our segments in numerous locations worldwide. Significant management time and effort is required to effectively manage the increased complexity of the business and our failure to successfully do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we manufacture our products at various facilities. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power outage, earthquake, fire or other natural disaster, or labor or political unrest, could prevent us from supplying products to our customers and could have a material adverse effect on our business, financial condition and results of operations.
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2011, 2010 and 2009, international sales accounted for 48 percent, 47 percent and 41 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Our international business activities are subject to a number of risks, including:

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
We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
We have made thirteen acquisitions of various sizes in the past five years. Our most recent acquisitions include Aerius Photonics, LLC in 2011, Raymarine Holdings Limited (“Raymarine”) and ICx Technologies, Inc. (“ICx”) in 2010 and Salvador Imaging, Inc., OmniTech Partners, Inc. and Directed Perception, Inc. in 2009. Raymarine and ICx are among the largest acquisitions we have completed and the integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
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

We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2011, our intangible assets, including goodwill, totaled $662.8 million and represented 31 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
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

We rely on information systems, electronic communication systems, internal and external data and application software in our operations. Systems failures, security breaches and other disruptions, whether internal or external, could have an adverse affect on our business and results of operations
The efficient operation of our business is dependent on computer hardware, software and communication systems. Even the most well protected information systems are vulnerable to systems failures. Such failures could be caused by internal or external events such as incursions by intruders or hackers, computer viruses, power outages or cyber terrorists. We are particularly mindful of these risks because we believe the technologies we have developed or acquired are attractive to third parties.  The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous effects, including reduced effectiveness and efficiency of our operations and increased overhead costs and the loss or compromise of important information or data, causing our reputation, business and results of operations to be adversely affected.
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
We have indebtedness as a result of the issuance of our 3.75 percent senior unsecured notes (the “Notes”) and are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes which may limit our operational and financial flexibility
Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately.
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
State of Oregon law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders
Other companies may seek to acquire or merge with us. An acquisition or merger of our Company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Articles of Incorporation and Bylaws, including our ability to issue preferred stock without further action by our shareholders, as well as provisions of the State of Oregon law, may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2011, we conducted manufacturing, research and development, and sales and administration in 84 facilities world-wide. Of these, we owned 6 facilities with approximately 683 thousand square feet and leased 31 facilities with approximately 689 thousand square feet in the United States, and we owned 6 facilities with approximately 258 thousand square feet and leased 41 facilities with approximately 345 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
Danderyd (Stockholm), Sweden	—	125
Arninge (Stockholm), Sweden	178	—
North Billerica (Boston), Massachusetts	133	—
Goleta (Santa Barbara), California	169	137
Nashua, New Hampshire	140	—
Alpharetta (Atlanta), Georgia	—	81
Fareham (Portsmouth), United Kingdom	63	—
Other	104	691
Total	941	1,034
Our reportable segments operate out of facilities as follows:
Thermal Vision and Measurement: Danderyd, Sweden; North Billerica, Massachusetts; Goleta, California; Nashua, New Hampshire and 6 facilities in the United States and 24 facilities located outside the United States.
Raymarine: Fareham, UK and 3 facilities in the United States and 14 facilities located outside the United States.
Surveillance: Wilsonville, Oregon; North Billerica, Massachusetts; Arninge, Sweden and 6 facilities in the United States and 5 facilities located outside the United States.
Detection: 7 facilities in the United States and 1 facility located outside the United States.
Integrated Systems: Alpharetta, Georgia and 2 facilities in the United States and 3 facilities located outside the United States.
We believe all of our properties are suitable for their intended use, adequate to meet our current and near-term business needs, and in good condition. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS
The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties’ motion for summary judgment on Raytheon’s trade secret misappropriation claim based on the FLIR Parties’ statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims. On October 27, 2010, the parties finalized the agreement which resulted in a payment of $3 million by the FLIR Parties to Raytheon. The agreement also entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. A final judgment was entered on January 7, 2011. The parties appealed certain rulings of the district court to the United States Court of Appeals for the Federal Circuit. The issues on appeal were briefed and oral argument occurred on February 8, 2012.  The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company has been traded on the NASDAQ Global Market since June 22, 1993, under the symbol “FLIR.” The following table sets forth, for the quarters indicated, the high and low closing sales price for our common stock as reported on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market.

	2011		2010
	High	Low	High	Low
First Quarter	$34.61	$28.87	$32.93	$26.49
Second Quarter	37.04	32.03	31.42	26.73
Third Quarter	34.68	22.15	30.66	24.38
Fourth Quarter	27.68	24.16	29.97	24.61
At December 31, 2011, there were approximately 124 holders of record of our common stock and 154,968,900 shares outstanding. On February 9, 2011, we announced the adoption of a dividend policy under which we began to pay quarterly cash dividends for the first time in our history. During the year ended December 31, 2011, we paid dividends quarterly at the rate of $0.06 per share for a total of $38.0 million. On February 10, 2012, we announced an increase of our quarterly dividend to $0.07 per share. We currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors the Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2006, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
FLIR Systems, Inc.	$100.00	$196.67	$192.77	$205.66	$186.93	$158.80
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Electronic Equipment & Instruments Index	100.00	111.37	47.38	74.63	85.19	72.40

The following table summarizes our 2011 common stock repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2011 Under the Plans or Programs
March 1 to March 31, 2011	212,879	$31.83	212,879
May 1 to May 31, 2011	177,161	$35.07	177,161
June 1 to June 30, 2011	322,839	$33.49	322,839
July 1 to July 31, 2011	100,000	$28.38	100,000
August 1 to August 31, 2011	2,201,826	$24.20	2,201,826
September 1 to September 30, 2011	1,698,174	$26.18	1,698,174
October 1 to October 31, 2011	284,751	$26.57	284,751
November 1 to November 30, 2011	684,421	$25.41	684,421
December 1 to December 31, 2011	453,194	$25.00	453,194
Total	6,135,245	$26.19	6,135,245	13,864,755
_______________

(1)	All shares were purchased in open market transactions.
All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. All shares of our common stock repurchased in 2011 were repurchased under authorization by our Board of Directors, granted on February 9, 2011, pursuant to which we are authorized to repurchase up to 20.0 million shares of our outstanding common stock in the open market. This authorization will expire on February 9, 2013.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011		2010(1)	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,544,062		$1,388,437	$1,147,087	$1,076,974	$779,397
Cost of goods sold	715,458		624,796	488,558	470,832	346,167
Gross profit	828,604		763,641	658,529	606,142	433,230
Operating expenses:
Research and development	147,177		116,635	91,301	89,964	72,458
Selling, general and administrative	368,232	(2)	286,695	219,941	231,687	168,940
Total operating expenses	515,409		403,330	311,242	321,651	241,398
Earnings from operations	313,195		360,311	347,287	284,491	191,832
Interest expense	5,487		2,884	6,882	14,336	15,309
Interest income	(1,273)		(1,258)	(1,749)	(7,397)	(5,619)
Other (income) expense, net	(2,098)		(4,015)	1,761	(12,766)	(3,932)
Earnings from continuing operations before income taxes	311,079		362,700	340,393	290,318	186,074
Income tax provision	88,427		114,326	110,180	89,418	52,502
Earnings from continuing operations	222,652		248,374	230,213	200,900	133,572
Loss from discontinued operations, net of tax	(1,178)		(248)	—	—	—
Net earnings	$221,474		$248,126	$230,213	$200,900	$133,572
Basic earnings per share:
Continuing operations	$1.41		$1.59	$1.54	$1.45	$0.99
Discontinued operations	(0.01)		(0.00)	—	—	—
Basic earnings per share	$1.40		$1.59	$1.54	$1.45	$0.99
Diluted earnings per share:
Continuing operations	$1.38		$1.54	$1.45	$1.28	$0.89
Discontinued operations	(0.01)		(0.00)	—	—	—
Diluted earnings per share	$1.38		$1.54	$1.45	$1.28	$0.89
_______________
(1) Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.
(2)    Selling, general and administrative expenses for 2011 include the payment of a $39 million litigation settlement. See Note 13 to the Consolidated Financial Statements in Item 8 for additional information.

	December 31,
	2011		2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$1,002,465		$704,856	$793,142	$640,227	$494,606
Total assets	2,147,029		1,857,352	1,494,544	1,241,077	1,019,161
Short-term debt	136		131	19	21	19,007
Long-term debt, excluding current portion	247,861		—	57,992	182,825	194,270
Total shareholders’ equity	1,579,029		1,522,548	1,203,749	844,725	631,736

Other Financial Data:
Cash dividends declared per common share	$0.24		$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in sensor systems that enhance perception and awareness. We were founded in 1978 and have since become a premier designer, manufacturer, and marketer of thermal imaging systems. Our advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.
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
Our business is organized into two divisions: Commercial Systems and Government Systems. Within these divisions, we have five reporting segments: Thermal Vision & Measurement and Raymarine, which comprise the Commercial Systems division; and Surveillance, Detection and Integrated Systems, which make up our Government Systems division. For a more detailed description of our segments, see “Business Segments” within Item 1.
International revenue accounted for approximately 48 percent, 47 percent and 41 percent of our revenue in 2011, 2010 and 2009, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kroner and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations.
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

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories, goodwill, warranty obligations, contingencies and income taxes on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.
Revenue recognition.    The majority of our revenue is recognized upon shipment of the product to the customer at a fixed or determinable price and with a reasonable assurance of collection, passage of title to the customer as indicated by the shipping terms and fulfillment of all significant obligations.

We design, market and sell our products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, generally based on standard options or accessories that we offer. In general, our revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if we cannot demonstrate that the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) we allocate revenue among the deliverables primarily based upon objective and reliable evidence of fair value of each element in the arrangement.  If objective and reliable evidence of fair value of any element is not available, we use an estimated selling price for purposes of allocating the total arrangement consideration among the elements. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.
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
We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2011, our accounts receivable balance of $325.4 million is reported net of allowances for doubtful accounts of $5.6 million. We believe our reported allowances at December 31, 2011, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.
Inventory.    Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2011, our inventories of $336.1 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
Goodwill.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the goodwill may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the applicable business segments of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $498.3 million as of December 31, 2011.
Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $16.0 million at December 31, 2011 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.
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

Income taxes.    We record our deferred tax assets when the benefits are more likely than not to be recognized. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2011, we have determined that a valuation allowance against our net deferred tax assets of $6.7 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

Consolidated Operating Results
The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2011	2010(2)	2009
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	46.3	45.0	42.6
Gross profit	53.7	55.0	57.4
Operating expenses:
Research and development	9.5	8.4	8.0
Selling, general and administrative	23.8	20.6	19.2
Total operating expenses	33.4	29.0	27.1
Earnings from operations	20.3	26.0	30.3
Interest expense	0.4	0.2	0.6
Interest income	(0.1)	(0.1)	(0.2)
Other income, net	(0.1)	(0.3)	0.2
Earnings from continuing operations before income taxes	20.1	26.1	29.7
Income tax provision	5.7	8.2	9.6
Earnings from continuing operations	14.4	17.9	20.1
Loss from discontinued operations, net of tax	(0.1)	(0.0)	—
Net earnings	14.3%	17.9%	20.1%
_______________

(1)	Totals may not recompute due to rounding

(2)	Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2011, 2010 and 2009. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.
Revenue.    Revenue for 2011 totaled $1,544.1 million, an increase of 11.2 percent over 2010 revenue of $1,388.4 million. The increase was primarily due to increased revenue from our Thermal Vision and Measurement segment, revenues reported by Raymarine Holdings, Ltd. (“Raymarine”) which was acquired on May 14, 2010, and ICx Technologies, Inc. (“ICx”) which was acquired on October 4, 2010. Excluding revenue from Raymarine and ICx, revenue for the year ended December 31, 2011 was flat compared to the same period in 2010. Revenue from our Thermal Vision and Measurement segment increased by 14.9 percent in 2011 compared to the same period in 2010, while revenue from our Surveillance segment declined by 14.0 percent in 2011 compared to the same period in 2010.
Revenue for 2010 totaled $1,388.4 million, an increase of 21.0 percent over 2009 revenue of $1,147.1 million. The increase was primarily due to a 16.9 percent increase in Thermal Vision and Measurement revenue, and the revenue reported by Raymarine and ICx. Revenues from the dates of acquisition for those businesses totaled $150.2 million. Excluding Raymarine and ICx, revenue for 2010 increased by 7.9 percent from 2009.
International revenue in 2011 totaled $740.6 million, representing 48.0 percent of revenue. This compares with international revenue in 2010 which totaled $653.7 million, representing 47.1 percent of revenue and $474.8 million in 2009, representing 41.4 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.

Gross profit.    Gross profit for the year ended December 31, 2011 was $828.6 million compared to $763.6 million in 2010. Gross margin, defined as gross profit divided by revenue, decreased slightly from 55.0 percent in 2010 to 53.7 percent in 2011. The decrease in gross margin in 2011 was primarily due to lower gross margins at Raymarine and ICx business units (which have historically lower gross margins than our other business segments) and the product mix in our Surveillance division, partially offset by the continued production efficiencies realized from increased volumes in our Thermal Vision and Measurement segment. Excluding Raymarine and the ICx business units, gross margins were 57.4 percent and 56.8 percent in 2011 and 2010, respectively.
Gross profit for the year ended December 31, 2010 was $763.6 million compared to $658.5 million in 2009. Gross margin decreased from 57.4 percent in 2009 to 55.0 percent in 2010. The decrease in gross margin was primarily due to gross margins at Raymarine and ICx and the product mix in our Surveillance division, partially offset by production efficiencies related to increased volumes and lower production costs in our Thermal Vision and Measurement manufacturing facilities. Excluding Raymarine and ICx, gross margin was 56.8 percent of revenue in 2010.
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
Research and development.    Research and development expenses were $147.2 million, or 9.5 percent of revenue in 2011, compared to $116.6 million, or 8.4 percent of revenue, in 2010, and $91.3 million, or 8.0 percent of revenue, in 2009. The increase in research and development expenses as a percentage of revenue in 2011 over 2010 and 2009 was due to increased investment in new product development as well as the research and development activity conducted by the acquired companies.
We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.
Selling, general and administrative expenses.    Selling, general and administrative expenses were $368.2 million, or 23.8 percent of revenue in 2011 compared to $286.7 million, or 20.6 percent of revenue, in 2010 and $219.9 million, or 19.2 percent of revenue, in 2009. The increase in selling, general and administrative expenses from 2010 to 2011 was primarily due to the operating expenses related to businesses acquired during 2010 which represented $46.1 million of the increase, the payment of a $39 million litigation settlement in the second quarter of 2011, and increased spending in each of our business segments to drive future growth. The increase in selling, general and administrative expenses from 2009 to 2010 was primarily due to increased spending in each of our business segments to support future growth, as well as the operating expenses of businesses acquired during 2009 and 2010, acquisition related costs incurred in 2010 of $9.2 million and a $3.0 million litigation settlement recorded in the third quarter of 2010. We anticipate selling, general and administrative expenses in the future to increase at a slower rate than revenue.
Interest expense.    Interest expense totaled $5.5 million, $2.9 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense in 2011 is primarily attributable to the interest expense associated with the $250 million aggregate principal amount of 3.75 percent senior unsecured notes due September 1, 2016 that were issued in August 2011 and the amortization of the costs related to the issuance of the notes. Interest expense in 2010 is primarily attributable to interest on the convertible notes that were issued in June 2003, the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The convertible notes were fully converted by June 2010.
Interest income.    Interest income was $1.3 million, $1.3 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in interest income in 2011 and 2010 compared to 2009 was primarily due to lower interest rates and less invested cash.
Other income, net.    We reported other income of $2.1 million in 2011, $4.0 million in 2010 and other expense of $1.8 million in 2009. The other income in 2011 and 2010 is primarily currency transaction gain and rental income. The other expense in 2009 is primarily currency transaction losses offset by investment gains.
Income taxes.    Our income tax provision was $88.4 million, $114.3 million and $110.2 million in 2011, 2010 and 2009, respectively. The effective tax rates for 2011, 2010 and 2009 were 28.4 percent, 31.5 percent and 32.4 percent, respectively. The mix in taxable income between our United States and international operations impacted the income tax provisions in each of these years. Our effective tax rate is lower than the United States federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign tax credits and other federal and state tax credits.
At December 31, 2011, the Company had United States tax net operating loss carry-forwards totaling approximately $77.7 million which expire between 2025 and 2030. In addition, the Company has various state net operating loss carry-forwards totaling approximately $67.5 million which expire between 2012 and 2030. The federal and state net operating losses were generated by

ICx Technologies, Inc. prior to being acquired by us in 2010.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. We believe that the net deferred tax assets of $41.8 million reflected on the December 31, 2011 Consolidated Balance Sheet are materially realizable based on future forecasts of taxable income over a relatively short time horizon, but we have determined that a valuation allowance against our net deferred tax assets of $6.7 million is required, primarily related to certain acquired net operating losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.
Discontinued operations.    Certain operations that were included in the acquisition of ICx have been identified as available for sale and their results are reported as discontinued operations. In December 2011, we sold two of the ICx business units reported as discontinued operations. In addition, we have written down the net assets to estimated market value of the two remaining business units classified as discontinued operations. The net loss of $0.7 million on the sale, the write down of $3.0 million, and the operating losses of $1.3 million for the year have been included in the loss from discontinued operations, net of cumulative tax benefits of $3.8 million, on the Consolidated Statement of Income for the year ended December 31, 2011.

Segment Operating Results
As of January 1, 2011, we merged the Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. Raymarine was acquired on May 14, 2010, creating the Raymarine operating segment. Finally, ICx was acquired on October 4, 2010 and the ICx operating segment that was reported through December 31, 2010 has since been separated into the Surveillance, Detection and Integrated Systems operating segments. As of January 1, 2011, the former Government Systems operating segment is also included in the Surveillance operating segment.
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenue	$660.3	$574.9	$491.8
Earnings from operations	194.7	163.7	122.2
Operating margin	29.5%	28.5%	24.9%
Backlog	136	135	111
Revenue increased by 14.9 percent in 2011 compared to 2010 primarily due to increased unit deliveries from several of the segment’s product lines including thermography, cores and components, and maritime product lines. Earnings from operations increased by 18.9 percent due to the increase in revenue and manufacturing efficiencies resulting from higher production volumes and lower material costs on new products.
Revenue increased by 16.9 percent in 2010 compared to 2009 primarily due to increased unit sales in our security, transportation and maritime product lines and the introduction in 2010 of the personal night vision systems products. Earnings from operations increased by 33.9 percent due to the increase in revenue and manufacturing efficiencies resulting from higher production volumes and lower material costs on new products.
Raymarine
Raymarine operating results are as follows (in millions):

	Year Ended December 31,
	2011	2010
Revenue	$171.5	$104.1
Earnings from operations	11.9	8.3
Operating margin	6.9%	8.0%
Backlog	5	11
Raymarine was acquired on May 14, 2010 and the operating results are for the period since the acquisition. The earnings from operations include the impact of the amortization of intangible assets of $3.8 million in 2011 and $2.1 million in 2010.

Surveillance
Surveillance operating results are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenue	$577.6	$671.3	$655.3
Earnings from operations	208.5	256.2	286.4
Operating margin	36.1%	38.2%	43.7%
Backlog	247	333	433
Revenue decreased by 14.0 percent in 2011 compared to 2010, primarily due to decreases in revenue from U.S. government agencies, partially offset by revenue of $8.8 million from ICx business units, which were acquired on October 4, 2010. Lower revenue and increased segment operating expenses caused the decline in earnings from operations and operating margin from 2010 to 2011. The earnings from operations include the impact of the amortization of intangible assets of $2.4 million and $0.6 million, and the fair value adjustments on inventory of $2.6 million and $1.3 million in 2011 and 2010, respectively. The fair value adjustment on inventory related to purchase price accounting and the adjustment was fully amortized in 2011. The decline in backlog from 2010 to 2011 was primarily due to the continued reduction in procurement activity by our U.S. government customers in 2011.
Revenue increased by 2.4 percent in 2010 compared to 2009. Higher deliveries of ground-based products and the revenue from a business acquired in October 2009 was offset by decreases in revenue from airborne and maritime products as spending by U.S. government agencies declined in 2010. The change in product mix and increased operating expenses of the segment resulted in the decline in earnings from operations and operating margin from 2009 to 2010. The decline in backlog from 2009 to 2010 was primarily due to deliveries on U.S. government programs that were booked in prior years and the reduced procurement activity by our U.S. government customers in 2010.
Detection
Detection operating results are as follows (in millions):

	Year Ended December 31,
	2011	2010
Revenue	$79.9	$23.6
Earnings from operations	(5.6)	(2.5)
Operating margin	(7.0)%	(10.8)%
Backlog	25	20
ICx was acquired on October 4, 2010 and the operating results are for the period since the acquisition. The earnings from operations include the impact of the amortization of intangible assets of $2.6 million and $0.6 million, and the fair value adjustments on inventory of $4.2 million and $2.1 million in 2011 and 2010, respectively. The fair value adjustment on inventory related to purchase price accounting and the adjustment was fully amortized in 2011.
Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Year Ended December 31,
	2011	2010
Revenue	$54.8	$14.7
Earnings from operations	1.7	—
Operating margin	3.0%	0.2%
Backlog	42	36
ICx was acquired on October 4, 2010 and the operating results are for the period since the acquisition. The earnings from operations include the impact of the amortization of intangible assets of $1.6 million and $0.4 million, and the fair value adjustments on inventory of $0.5 million and $0.2 million in 2011 and 2010, respectively. The fair value adjustment on inventory related to purchase price accounting and the adjustment was fully amortized in 2011.

Liquidity and Capital Resources
At December 31, 2011, we had a total of $440.9 million in cash and cash equivalents, $263.6 million of which was in the United States and $177.3 million at our foreign subsidiaries compared to $77.9 million in the United States and $115.3 million at our foreign subsidiaries at December 31, 2010. The increase in cash and cash equivalents in 2011was primarily due to the net proceeds of $247.7 million from the issuance of $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016 (the “Notes”), cash provided from operations and cash proceeds from our stock-based compensation programs, partially offset by capital expenditures, repurchases of our common stock, dividends paid during the period and business acquisitions.
Cash provided by operating activities in 2011 totaled $243.9 million compared to $255.3 million in 2010 and $271.8 million in 2009. The decrease in cash provided from operating activities in 2011 was primarily due to the decrease in net earnings partially offset by the non-cash income charges for depreciation and amortization. The decrease in cash provided from operating activities in 2010 was primarily due to an increase in accounts receivable, inventories, and deferred tax assets, offset by an increase in net earnings compared to 2009.
Cash used for investing activities for the year ended December 31, 2011 totaled $67.1 million, primarily consisting of the acquisition of Aerius Photonics, LLC for $27.0 million and capital expenditures of $42.0 million. Capital expenditures in 2011 included the purchase of the building in Fareham, United Kingdom and building improvements for our facilities in Nashua, New Hampshire and Arninge, Sweden. Cash used for investing activities for the year ended December 31, 2010 totaled $465.4 million, primarily consisting of the acquisitions of Raymarine for $174.7 million and ICx for $228.0 million and capital expenditures of $66.0 million. Capital expenditures in 2010 included the purchase of two buildings for $36.2 million. Cash used for investing activities for the year ended December 31, 2009 totaled $107.7 million, primarily consisting of the acquisitions of Salvador, OmniTech, and Directed Perception and capital expenditures of $41.9 million which include the purchase of a building for $9.7 million.
Cash provided by financing activities for the year ended December 31, 2011 totaled $75.4 million, primarily consisting of the net proceeds of $247.7 million from the issuance of the Notes and cash provided from our stock-based compensation plans partially offset by the payment of dividends and repurchase of approximately 6.1 million shares of our common stock. Cash used from financing activities for the year ended December 31, 2010 totaled $6.5 million, primarily consisting of the repurchase of approximately 1.3 million shares of our common stock, offset by proceeds from shares issued for, and tax benefits recognized from, our stock-based compensation plans. Cash provided from financing activities for the year ended December 31, 2009 totaled $43.5 million, primarily consisting of the repurchase of approximately 3.2 million shares of our common stock, offset by proceeds from shares issued for, and tax benefits recognized from, our stock-based compensation plans.
On October 6, 2006, we signed a Credit Agreement (“2006 Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The 2006 Credit Agreement provided for a $300 million, five-year revolving line of credit. At December 31, 2010, we had no amounts outstanding under the 2006 Credit Agreement and had $6.5 million of letters of credit outstanding which reduced the total available credit. This credit facility was terminated on February 8, 2011.
On July 7, 2010, we entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration would extend beyond the 2006 Credit Agreement. At December 31, 2011 and 2010 the total value of the letters of credit outstanding under this facility was $0.6 million and $8.6 million, respectively.
On February 8, 2011, we signed a new Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until February 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, euro, kroner, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at December 31, 2011. The five-year revolving line of credit available under the Credit Agreement is unsecured.
At December 31, 2011, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $15.8 million of letters of credit outstanding at December 31, 2011, which reduced the total available credit under the Credit Agreement.
On August 19, 2011, the Company issued $250 million aggregate principal amount of the Notes. The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semi-annually in arrears on March 1 and September 1, commencing March 1, 2012. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.

Our Sweden subsidiary has a 30 million Swedish kroner (approximately $4.3 million) line of credit with an interest rate at 2.81 percent at December 31, 2011. At December 31, 2011, we had no amounts outstanding on this line of credit. The 30 million Swedish kroner line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.
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

Off-Balance Sheet Arrangements
As of December 31, 2011, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2011, our contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$296,875	$9,375	$18,750	$268,750	$—
Operating leases	36,230	16,700	14,683	4,047	800
Licensing rights	3,025	550	1,100	1,100	275
Post-retirement obligations	23,497	525	14,203	998	7,771
Other obligations	2,753	2,728	25	—	—
	$362,380	$29,878	$48,761	$274,895	$8,846
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its unrecognized tax benefits of $29.2 million and, therefore has not included the unrecognized tax benefits in the table of significant contractual obligations as of December 31, 2011. For further detail on unrecognized tax benefits, see Note 14 to the consolidated financial statements included in this Report. We did not include approximately $15.8 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates under the credit agreements impacts the interest that we incur and our cash flows. At December 31, 2011, no amounts were outstanding under our credit agreements; consequently, no sensitivity analysis is presented.
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-U.S. operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in limited forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2011, exchange contracts with a notional amount of approximately $45.1 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $622.4 million and $486.9 million at December 31, 2011 and 2010, respectively. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $62.2 million and $48.7 million at December 31, 2011 and 2010, respectively. The increase in the potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This item includes the following financial information:

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon Corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 29, 2012

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010(1)	2009
Revenue	$1,544,062	$1,388,437	$1,147,087
Cost of goods sold	715,458	624,796	488,558
Gross profit	828,604	763,641	658,529
Operating expenses:
Research and development	147,177	116,635	91,301
Selling, general and administrative	368,232	286,695	219,941
Total operating expenses	515,409	403,330	311,242
Earnings from operations	313,195	360,311	347,287
Interest expense	5,487	2,884	6,882
Interest income	(1,273)	(1,258)	(1,749)
Other (income) expense, net	(2,098)	(4,015)	1,761
Earnings from continuing operations before income taxes	311,079	362,700	340,393
Income tax provision	88,427	114,326	110,180
Earnings from continuing operations	222,652	248,374	230,213
Loss from discontinued operations, net of tax	(1,178)	(248)	—
Net earnings	$221,474	$248,126	$230,213
Basic earnings per share:
Continuing operations	$1.41	$1.59	$1.54
Discontinued operations	(0.01)	(0.00)	—
Basic earnings per share	$1.40	$1.59	$1.54
Diluted earnings per share:
Continuing operations	$1.38	$1.54	$1.45
Discontinued operations	(0.01)	(0.00)	—
Diluted earnings per share	$1.38	$1.54	$1.45
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$440,846	$193,137
Accounts receivable, net	325,370	339,723
Inventories	336,051	303,156
Prepaid expenses and other current assets	104,285	95,663
Deferred income taxes, net	27,443	23,128
Total current assets	1,233,995	954,807
Property and equipment, net	186,269	189,119
Deferred income taxes, net	31,644	22,742
Goodwill	498,343	482,019
Intangible assets, net	164,440	177,385
Other assets	32,338	31,280
	$2,147,029	$1,857,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,190	$85,881
Deferred revenue	24,046	17,867
Accrued payroll and related liabilities	49,475	54,894
Accrued product warranties	13,370	15,711
Advance payments from customers	13,219	22,616
Accrued expenses	41,183	36,578
Accrued income taxes	2,161	8,218
Other current liabilities	3,886	8,186
Total current liabilities	231,530	249,951
Long-term debt	247,861	—
Deferred income taxes	17,237	13,163
Accrued income taxes	17,537	19,793
Pension and other long-term liabilities	53,835	51,897
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2011 or 2010	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 154,969 and 159,212 shares issued at December 31, 2011 and 2010, respectively, and additional paid-in capital	352,157	465,467
Retained earnings	1,238,866	1,055,429
Accumulated other comprehensive (loss) earnings	(11,994)	1,652
Total shareholders’ equity	1,579,029	1,522,548
	$2,147,029	$1,857,352

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholder’s Equity	Annual Comprehensive Earnings
	Shares	Amount

Balance, December 31, 2008	141,387	$282,849	$577,090	$(15,214)	$844,725
Net earnings for the year	—	—	230,213	—	230,213	$230,213
Income tax benefit of common stock options exercised	—	9,245	—	—	9,245	—
Repurchase of common stock	(3,232)	(73,169)	—	—	(73,169)	—
Common stock issued pursuant to stock-based compensation plans, net	2,717	17,581	—	—	17,581	—
Stock-based compensation expense	—	23,888	—	—	23,888	—
Conversion of convertible debt	11,954	128,427	—	—	128,427	—
Capital contribution	—	495	—	—	495	—
Change in minimum liability for pension plans, net of tax effects of $402	—	—	—	781	781	781
Translation adjustment	—	—	—	21,563	21,563	21,563
Balance, December 31, 2009	152,826	389,316	807,303	7,130	1,203,749
Comprehensive earnings, year ended December 31, 2009						$252,557

Net earnings for the year	—	—	248,126	—	248,126	$248,126
Income tax benefit of common stock options exercised	—	8,263	—	—	8,263	—
Repurchase of common stock	(1,306)	(35,725)	—	—	(35,725)	—
Common stock issued pursuant to stock-based compensation plans, net	2,397	17,388	—	—	17,388	—
Stock-based compensation expense	—	25,352	—	—	25,352	—
Conversion of convertible debt	5,295	58,752	—	—	58,752	—
Stock issued for acquisitions	—	2,121	—	—	2,121	—
Change in minimum liability for pension plans, net of tax effects of $350	—	—	—	664	664	664
Translation adjustment	—	—	—	(6,142)	(6,142)	(6,142)
Balance, December 31, 2010	159,212	465,467	1,055,429	1,652	1,522,548
Comprehensive earnings, year ended December 31, 2010						$242,648

Net earnings for the year	—	—	221,474	—	221,474	$221,474
Income tax benefit of common stock options exercised	—	5,545	—	—	5,545	—
Repurchase of common stock	(6,135)	(160,669)	—	—	(160,669)	—
Common stock issued pursuant to stock-based compensation plans, net	1,892	16,751	—	—	16,751	—
Stock-based compensation expense	—	25,063	—	—	25,063	—
Dividends paid	—	—	(38,037)	—	(38,037)	—
Change in minimum liability for pension plans, net of tax effects of $653	—	—	—	(1,113)	(1,113)	(1,113)
Translation adjustment	—	—	—	(12,533)	(12,533)	(12,533)
Balance, December 31, 2011	154,969	$352,157	$1,238,866	$(11,994)	$1,579,029
Comprehensive earnings, year ended December 31, 2011						$207,828

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$221,474	$248,126	$230,213
Income items not affecting cash:
Depreciation and amortization	77,498	61,297	42,426
Deferred income taxes	(12,195)	(14,099)	(608)
Stock-based compensation arrangements	24,917	25,575	23,955
Inducement loss on exchange offer for convertible notes	—	—	1,997
Other non-cash items	12,654	10,320	(1,749)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	17,992	(47,711)	9,981
Increase in inventories	(48,361)	(25,151)	(301)
(Increase) decrease in prepaid expenses and other current assets	(11,473)	23,975	(22,946)
Increase in other assets	(5,589)	(28,573)	(10,906)
(Decrease) increase in accounts payable	(5,565)	11,563	3,293
Increase (decrease) in deferred revenue	5,426	(15,448)	(6,214)
Decrease in accrued payroll and other liabilities	(25,599)	(5,753)	(20,327)
(Decrease) increase in accrued income taxes	(9,865)	(2,928)	13,887
Increase in pension and other long-term liabilities	2,577	14,058	9,059
Cash provided by operating activities	243,891	255,251	271,760
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(42,014)	(65,973)	(41,874)
Proceeds on sale of property and equipment	68	225	2,892
Business acquisitions, net of cash acquired	(27,182)	(402,721)	(73,565)
Other investments	1,991	3,080	4,850
Cash used by investing activities	(67,137)	(465,389)	(107,697)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	247,708	—	—
Cash inducement on exchange offer for convertible notes	—	—	(1,997)
Repurchase of common stock	(160,669)	(35,725)	(73,169)
Dividends paid	(38,037)	—	—
Proceeds from shares issued pursuant to stock-based compensation plans	21,706	21,469	22,325
Excess tax benefit of stock options exercised	5,195	7,649	8,834
Other financing activities	(458)	120	465
Cash provided (used) by financing activities	75,445	(6,487)	(43,542)
Effect of exchange rate changes on cash	(4,490)	(12,285)	12,084
Net increase (decrease) in cash and cash equivalents	247,709	(228,910)	132,605
Cash and cash equivalents, beginning of year	193,137	422,047	289,442
Cash and cash equivalents, end of year	$440,846	$193,137	$422,047

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
FLIR Systems, Inc. (the "Company") is a world leader in sensor systems that enhance perception and awareness. The Company was founded in 1978 and has since become a premier designer, manufacturer, and marketer of thermal imaging systems. The Company’s advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.
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
Reclassification
The amounts shown in the Consolidated Statement of Income for the year ended December 31, 2010 have been adjusted to reflect the reclassification of certain business units that were previously reported as discontinued operations to continued operations.
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
The cumulative translation adjustment included in accumulated other comprehensive earnings is a loss of $6.1 million and a gain of $6.4 million at December 31, 2011 and 2010, respectively. Transaction gains and losses included in other income, net, are a net gain of $1.1 million, a net gain of $0.7 million, and a net loss of $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Revenue recognition
Revenue is primarily recognized when persuasive evidence of an arrangement exists, upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title and risk of loss to the customer as indicated by the shipping terms and fulfillment of all significant obligations.
The Company designs, markets and sells products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) the Company allocates revenue among the deliverables primarily based upon objective and reliable evidence of fair value of each element in the arrangement.  If objective and reliable evidence of fair value of any element is not available, we use an estimated selling price for purposes of allocating the total arrangement consideration among the elements. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectability is minimal.

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
Cash equivalents
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2011 and 2010 were $192.6 million and $27.2 million, respectively, which were primarily investments in money market funds.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at the amounts the Company expects to collect. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectability of its trade receivables balances based on a combination of factors. If it is determined that a customer will be unable to fully meet its financial obligation, the Company records a specific allowance to reduce the related receivable to the amount expected to be recovered. In addition, the Company also records an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers.
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $32.4 million and $28.7 million at December 31, 2011 and 2010, respectively.

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
Intangible assets
Intangible assets, other than goodwill and intangible assets with indefinite useful lives, are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment.
Long-lived assets
Long-lived assets are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009 were $11.1 million, $9.2 million and $8.2 million, respectively.
Cost-basis investments
The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not practicable to do so. The carrying value of those investments at December 31, 2011 and 2010 was $10.5 million and $10.4 million, respectively. The investments are included in other assets in the Consolidated Balance Sheets.
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
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2011	2010(1)	2009
Numerator for earnings per share:
Earnings from continuing operations	$222,652	$248,374	$230,213
Loss from discontinued operations	(1,178)	(248)	—
Net earnings for basic earnings per share	221,474	248,126	230,213
Interest associated with convertible notes, net of tax	—	935	3,585
Net earnings available to common shareholders—diluted	$221,474	$249,061	$233,798
Denominator for earnings per share:
Weighted average number of common shares outstanding	158,323	156,141	149,405
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,528	3,196	3,518
Assumed conversion of convertible notes	—	2,293	8,646
Diluted shares outstanding	160,851	161,630	161,569
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.
The effect of stock-based compensation awards for the years ended December 31, 2011, 2010 and 2009 that aggregated 352,000, 418,000 and 515,000 shares have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash paid for:
Interest	$1,119	$1,631	$2,972
Taxes	$106,215	$111,778	$116,733
Non-cash transactions:
Conversion of convertible notes to common stock	$—	$58,752	$132,637
Stock issued for business acquisition	$—	2,121	—
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
The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$3,306	$3,694	$3,297
Research and development	5,195	5,015	4,943
Selling, general and administrative	16,416	16,866	15,715
Stock-based compensation expense before income taxes	24,917	25,575	23,955
Income tax benefit	(6,976)	(8,011)	(7,011)
Total stock-based compensation expense after income taxes	$17,941	$17,564	$16,944
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2011, 2010 and 2009 is as follows (in thousands):

	December 31,
	2011	2010	2009
Capitalized in inventory	$819	$673	$896
As of December 31, 2011, the Company had approximately $33.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.
The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the years ended December 31, 2011, 2010 and 2009 reported above was estimated with the following weighted-average assumptions:

	2011	2010	2009
Stock option awards:
Risk-free interest rate	1.0%	1.6%	1.5%
Expected dividend yield	0.7%	—%	—%
Expected term	4.3 years	4.3 years	4.3 years
Expected volatility	42.3%	45.1%	46.9%
Employee stock purchase plan:
Risk-free interest rate	0.1%	0.2%	0.3%
Expected dividend yield	0.8%	—%	—%
Expected term	6 months	6 months	6 months
Expected volatility	33.1%	27.1%	49.5%
The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2011 and 2010, all stock options granted were time-based options. In 2009, approximately 30 percent of stock options granted were performance-based options and approximately 70 percent were time-based options. The difference in the nature of these awards has been taken into consideration in determining the expected term. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Stock option awards:
Weighted average grant date fair value per share	$11.61	$11.52	$9.96
Total fair value of awards granted	$4,613	$7,299	$10,534
Total fair value of awards vested	$8,492	$7,281	$6,964
Total intrinsic value of options exercised	$21,234	$33,920	$34,648
Restricted stock unit awards:
Weighted average grant date fair value per share	$34.35	$29.91	$25.38
Total fair value of awards granted	$21,822	$16,011	$16,793
Employee stock purchase plan:
Weighted average grant date fair value per share	$6.99	$6.59	$8.37
Total fair value of shares estimated to be issued	$2,359	$1,885	$1,073
The total amount of cash received from the exercise of stock options in the years ended December 31, 2011, 2010 and 2009 was $13.8 million, $15.5 million and $17.0 million, respectively, and the related tax benefit realized from the exercise of the stock options was $5.5 million, $8.3 million and $9.2 million, respectively.
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
Recent accounting pronouncements
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-05 on January 1, 2012.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) to simplify how entities test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-08 on January 1, 2012.

Note 2.	Fair Value of Financial Instruments
Cash equivalents at December 31, 2011 and 2010 were $192.6 million and $27.2 million, respectively, which were primarily investments in money market funds. The Company has categorized its cash and cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” All cash equivalents are in instruments that are convertible to cash daily. The Company does not have any other material financial assets or liabilities that are measured at fair value.
The carrying amount of accounts receivable, accounts payable and accrued payroll and related liabilities approximates the fair value of those instruments due to their short-term nature. The fair value of the foreign currency exchange contracts as of December 31, 2011 is not significant.

Note 3.	Foreign Currency Exchange Rate Risk
The Company’s foreign businesses enter into contracts with customers and vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the euro and the Swedish kroner. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Gains and losses on foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the losses related to derivative instruments recorded in other expense for the year ended December 31, 2011 and 2010 were $2.3 million and $0.7 million, respectively. These losses are offset in the Consolidated Statement of Income by the reciprocal gains from the underlying assets or liabilities which originally gave rise to the exposure.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Foreign Currency Exchange Rate Risk—(Continued)
Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Euro	$19,640	$41,022
Swedish kroner	18,091	23,212
British pound sterling	3,050	1,551
Australian dollar	609	1,017
Danish kroner	174	—
Japanese yen	3,581	—
	$45,145	$66,802
At December 31, 2011, the Company’s foreign currency forward contracts, in general, had maturities of 45 days or less.

Note 4.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts, beginning of year	$5,104	$1,957	$1,294
Charges to costs and expenses	1,699	1,010	1,056
Write-offs of uncollectible accounts, net of recoveries	(973)	(92)	(497)
Business acquisitions and disposals	(148)	2,330	12
Currency translation adjustments	(126)	(101)	92
Allowance for doubtful accounts, end of year	$5,555	$5,104	$1,957

Note 5.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw material and subassemblies	$225,573	$185,359
Work-in-progress	55,886	48,788
Finished goods	54,592	69,009
	$336,051	$303,156

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2011	2010
Land	—	$22,501	$19,944
Buildings	30 years	78,673	72,924
Machinery and equipment	3 to 7 years	156,884	139,422
Office equipment and other	3 to 10 years	92,848	95,009
		350,906	327,299
Less accumulated depreciation		(164,637)	(138,180)
		$186,269	$189,119
Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $43.8 million, $34.2 million and $26.1 million, respectively.

Note 7.	Goodwill
During the year ended December 31, 2011, the Company recorded goodwill in connection with its acquisition of Aerius Photonics, LLC. and two other small companies (see Note 18). The Company reviews its goodwill for impairment annually, or more frequently, if there is a triggering event. A two-step test is performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is required. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of the reporting units, the Company relied upon the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return and are analyzed within the boundary of the overall market capitalization of the Company. Under the Market Approach, the fair value of the business is based on forecasted earnings multiplied by an average earnings multiplier of a group of the Company’s peers and compared to the carrying value of the goodwill.

As of June 30, 2011, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2011, there have been no triggering events that would require an updated impairment review.
The carrying value of goodwill by reporting segment and the activity for the two year period ending December 31, 2011 is as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2009	$224,747	$—	$37,584	$—	$—	$262,331
Goodwill from acquisitions	14,065	91,643	50,126	41,026	19,494	216,354
Currency translation adjustments	(2,627)	5,623	292	—	—	3,288
Other activity	(4)	—	50	—	—	46
Balance, December 31, 2010	236,181	97,266	88,052	41,026	19,494	482,019
Goodwill from acquisitions	16,452	1,440	—	—	—	17,892
Currency translation adjustments	(1,344)	(610)	(90)	—	—	(2,044)
Other activity	(102)	268	2,539	(2,864)	635	476
Balance, December 31, 2011	$251,187	$98,364	$90,501	$38,162	$20,129	$498,343

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2011	2010
Product technology	10 years	$95,123	$88,078
Customer relationships	10 years	85,662	85,362
Trademarks and tradename portfolios	14 years	8,197	7,947
Tradename portfolio not subject to amortization	Indefinite	32,076	32,250
Other	4 years	24,530	23,010
Acquired identifiable intangibles		245,588	236,647
Less accumulated amortization		(88,588)	(66,793)
Net acquired identifiable intangibles		157,000	169,854
Patents	17 years	4,202	4,277
Less accumulated amortization		(3,478)	(3,287)
Net patents		724	990
Acquired in-place leases and other	7 years	12,882	10,881
Less accumulated amortization		(6,166)	(4,340)
Net acquired in-place leases and other		6,716	6,541
		$164,440	$177,385
During the year ended December 31, 2011, the Company acquired $8.8 million of identifiable intangible assets as part of the acquisition of Aerius Photonics, LLC. and $1.1 million of identifiable intangible assets as part of the acquisition of two other small companies.
The aggregate amortization expense recorded in 2011, 2010 and 2009 was $33.2 million, $25.8 million and $16.4 million, respectively. For intangible assets recorded at December 31, 2011, the estimated future aggregate amortization expense for the years ending December 31, 2012 through 2016 is approximately (in thousands):

2012	$24,739
2013	22,840
2014	17,873
2015	13,755
2016	9,102

The Company continually monitors for events and changes in circumstances that could indicate that the carrying amounts of the Company’s intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through their expected future cash flows. If the future undiscounted cash flows are determined to be less than the carrying amount of the intangible assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in the years ended December 31, 2011, 2010 and 2009.

Note 9.	Credit Agreements
On October 6, 2006, the Company signed a Credit Agreement (“2006 Credit Agreement”) with Bank of America, N.A., Union Bank of California, N.A., U.S. Bank National Association and other Lenders. The 2006 Credit Agreement provided for a $300 million, five-year revolving line of credit. Under the 2006 Credit Agreement, borrowings bore interest based upon the prime lending rate of the Bank of America or Eurodollar rates with a provision for a spread over Eurodollar rates based upon the Company’s leverage ratio. The Eurodollar interest rate was 1.053 percent and the prime lending rate was 3.25 percent at December 31, 2010. The 2006 Credit Agreement required the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.175 percent to 0.325 percent. At December 31, 2010, the commitment fee rate was 0.175 percent. At December 31, 2010, the Company had no amounts outstanding under the 2006 Credit Agreement. The Company had $6.5 million of letters of credit outstanding under the 2006 Credit Agreement at December 31, 2010, which reduces the total available credit. This credit facility was terminated on February 8, 2011.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Credit Agreements—(Continued)
On July 7, 2010, the Company entered into an uncommitted letter of credit agreement with Bank of America to support letters of credit whose expiration would extend beyond the 2006 Credit Agreement. At December 31, 2011 and 2010, the total value of letters of credit outstanding under this facility was $0.6 million and $8.6 million, respectively.
On February 8, 2011, the Company signed a new Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until February 8, 2016. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in euro, kroner, pound sterling and other agreed upon currencies. Borrowing rates under the Credit Agreement are determined at the Company’s option at the time of each borrowing and are generally based on either the prime lending rate of Bank of America, N.A. or the rate of interest paid for deposits in the relevant currency, plus a specified margin based on an established consolidated total leverage ratio grid. The Eurodollar interest rate was 2.081 percent and the prime lending rate was 3.25 percent at December 31, 2011. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. At December 31, 2011, the commitment fee rate was 0.25 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios. The five-year revolving line of credit available under the Credit Agreement is unsecured. At December 31, 2011, the Company had no amounts outstanding under the Credit Agreement and had $15.8 million of letters of credit outstanding, which reduces the total available credit.
The Company, through its Sweden subsidiary, has a 30 million Swedish kroner (approximately $4.3 million) line of credit with an interest rate at 2.81 percent at December 31, 2011. At December 31, 2011, the Company had no amounts outstanding on this line of credit. The 30 million Swedish kroner line of credit is secured primarily by accounts receivable and inventories of the Company’s Swedish subsidiary and is subject to automatic renewal on an annual basis.

Note 10.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Accrued product warranties, beginning of year	$18,686	$9,438	$7,826
Amounts paid for warranty services	(7,732)	(2,029)	(8,861)
Warranty provisions for products sold	5,402	2,073	10,038
Business acquisitions and disposals	(20)	8,969	202
Currency translation adjustments and other	(290)	235	233
Accrued product warranties, end of year	$16,046	$18,686	$9,438

Current accrued product warranties, end of year	$13,370	$15,711	$9,438
Long-term accrued product warranties, end of year	$2,676	$2,975	$—

Note 11.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Unsecured notes	$250,000	$—
Unamortized issuance costs	(2,139)	—
	$247,861	$—

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Long-Term Debt—(Continued)
In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting fees and other offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1, commencing March 1, 2012. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.

Note 12.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2012 through 2023. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $10.1 million, $13.3 million and $10.1 million, respectively.
The future minimum obligations under all non-cancelable leases, net of expected sublease income, and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2012	$15,927	$3,278
2013	7,856	575
2014	5,699	550
2015	1,949	550
2016	896	550
Thereafter	174	275
Total minimum payments	$32,501	$5,778

Note 13.	Contingencies
The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.), (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. On August 11, 2008, Raytheon was granted leave to file a second amended complaint. The complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the second amended complaint and counterclaims on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties' motion for summary judgment on Raytheon's trade secret misappropriation claim based on the FLIR Parties' statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims. On October 27, 2010, the parties finalized the agreement which resulted in a payment of $3 million by the FLIR Parties to Raytheon. The agreement also entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. A final judgment was entered on January 7, 2011. The parties appealed certain rulings of the district court to the United States Court of Appeals for the Federal Circuit. The issues on appeal were briefed and oral argument occurred on February 8, 2012.  The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.
On May 20, 2011, the Company entered into a definitive settlement agreement with William J. Parrish and Timothy Fitzgibbons (collectively, “Plaintiffs”). Under the terms of the settlement agreement, the Company made a cash settlement payment of $39 million to Plaintiffs for dismissal with prejudice of all claims made by Defendants in a 2008 action filed against the Company and two individuals asserting claims for negligent and intentional interference with prospective economic relations and malicious prosecution. In the settlement agreement, the Company also received a non-exclusive license to certain infrared technology.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2011	2010(1)	2009
United States	$192,219	$248,357	$241,470
Foreign	118,860	114,343	98,923
	$311,079	$362,700	$340,393
_______________
(1)        Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations
The provisions for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current tax expense:
Federal	$62,858	$79,551	$75,698
State	9,262	16,511	10,621
Foreign	24,452	32,883	24,931
	96,572	128,945	111,250
Deferred tax expense (benefit):
Federal	(5,185)	(10,183)	1,744
State	(993)	(1,571)	92
Foreign	(1,967)	(2,865)	(2,906)
	(8,145)	(14,619)	(1,070)
Total provision	$88,427	$114,326	$110,180

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)

Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2011	2010
Allowance for doubtful accounts	$595	$800
Accrued product warranties	2,964	2,862
Inventory basis differences	10,295	7,957
Accrued liabilities	9,499	10,121
Deferred revenue	2,568	1,256
Current net operating loss	844	376
Other	(1,602)	(746)
Foreign accrued liabilities	1,402	568
Foreign intangibles	(255)	(1,312)
Foreign inventory	—	893
Foreign other	1,133	353
Net current deferred tax assets	$27,443	$23,128

Net operating loss carry-forwards	$28,826	$39,531
Credit carry-forwards	6,175	2,477
Domestic depreciation	(8,682)	(11,796)
Supplemental Executive Retirement Plan	7,684	6,415
Stock-based compensation	11,978	10,690
Intangibles	(22,436)	(26,888)
Deferred revenue	5,599	3,704
Other	7,561	4,172
Valuation allowance	(5,061)	(5,563)
Net long-term deferred tax assets	$31,644	$22,742

Foreign net operating loss recapture	$(550)	$(531)
Foreign credit carry-forwards	632	166
Foreign depreciation	3,431	3,426
Foreign stock-based compensation	788	1,080
Foreign social costs	(462)	(860)
Foreign intangibles	(23,074)	(17,543)
Foreign pension	33	26
Foreign net operating loss carry-forwards	2,877	2,438
Foreign other	747	381
Valuation allowance	(1,659)	(1,746)
Long-term deferred tax liabilities	$(17,237)	$(13,163)

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(3.8)	(1.9)	(4.0)
Federal and state income tax credits	(2.9)	(1.5)	(4.7)
State taxes	2.2	2.6	2.6
Non-deductible expenses	(1.2)	(1.6)	3.0
Other	(0.9)	(1.1)	0.5
Effective tax rate	28.4%	31.5%	32.4%
At December 31, 2011, the Company had United States tax net operating loss carry-forwards totaling approximately $77.7 million which expire between 2025 and 2030. In addition, the Company has various state net operating loss carry-forwards totaling approximately $67.5 million which expire between 2012 and 2030. The federal and state net operating losses were generated by ICx Technologies, prior to the acquisition by the Company in 2010.
The tax benefits described above are recorded as an asset when the benefits are more likely than not to be recognized. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. We believe that the net deferred tax assets of $41.8 million reflected on the December 31, 2011 Consolidated Balance Sheet are mostly realizable based on future forecasts of taxable income over a relatively short time horizon, but we have determined that a valuation allowance against our net deferred tax assets of $6.7 million is required, primarily related to certain acquired net operating losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets. The Company may be required to record additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.
United States income taxes have not been provided on accumulated undistributed earnings of certain subsidiaries outside the United States, as the Company currently intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2011, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $552 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$30,949	$8,297	$5,697
Increases related to current year tax positions	1,225	2,339	2,528
Increases related to prior year tax positions	4,192	1,561	227
Decreases related to prior year tax positions	(4,608)	(11)	(29)
Acquisitions	—	25,716	—
Lapse of statute of limitations	(2,558)	(6,953)	—
Settlements	—	—	(126)
Balance, end of year	$29,200	$30,949	$8,297
The unrecognized tax benefits at December 31, 2011 relate to the United States, United Kingdom and various foreign jurisdictions. As of December 31, 2011, the Company had approximately $29.2 million of unrecognized tax benefits, $17.5 million of which would affect the Company’s effective tax rate if recognized. Over the next twelve months, the Company expects to have minimal changes to its unrecognized tax benefits.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the Company had $2.4 million of accrued interest and penalties ($2.2 million net of federal and state benefits) related to uncertain tax positions that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
The Company files United States, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2008 – 2010
State of California	2007 – 2010
State of Massachusetts	2008 – 2010
State of Oregon	2008 – 2010
France	2007 – 2010
Sweden	2006 – 2010
United Kingdom	2005 – 2010
Belgium	2009 – 2010

Note 15.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) granted under four plans: the FLIR Systems, Inc. 1992 Stock Incentive Plan (the “1992 Plan”), the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”), the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company has discontinued issuing awards out of the 1992 Plan, the 1993 Plan and the 2002 Plan but previously granted awards under the 1993 Plan and the 2002 Plan remain outstanding.
Prior to January 1, 2006, all stock options granted were time-based with vesting schedules ranging from immediate vesting to vesting over three years and generally expired ten years from the grant date. During 2006, the Company also began granting performance-based options and time-based restricted stock unit awards, and in 2011, began granting performance-based restricted stock unit awards. The vesting of performance-based options and restricted stock unit awards are contingent upon meeting certain diluted earnings per share growth targets primarily in three independent tranches over a three year period and the options expire ten years from the grant date. The vesting of each tranche is not dependent on the other tranches. Time-based restricted stock unit awards generally vest over a three year period. Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.
The Company also has stock options that it issued as replacement options in connection with the acquisition of Indigo Systems Corporation in 2004 and stock options and restricted stock unit awards issued as replacement awards in connection with the acquisition of ICx in 2010.
Information with respect to stock option activity for 2011 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,403	$18.69	5.6
Granted	397	35.00
Exercised	(1,148)	12.06
Forfeited	(82)	27.63
Outstanding at December 31, 2011	6,570	$20.73	5.0	$41,277
Exercisable at December 31, 2011	5,581	$19.00	4.4	$41,273
Vested and expected to vest at December 31, 2011	6,435	$20.59	5.0	$41,276

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation—(Continued)
Information with respect to restricted stock unit activity for 2011 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,351	$28.54
Granted	637	34.35
Vested and distributed	(576)	29.06
Forfeited	(107)	29.83
Outstanding at December 31, 2011	1,305	$30.89
As of December 31, 2011, there are 5,288,000 shares of common stock reserved for future issuance under the 2011 Plan.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The Company has reserved 5,000,000 shares of common stock for issuance under the ESPP.
There were 340,000 shares issued during 2011 and 4,281,000 shares remain available under the ESPP at December 31, 2011 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $7.5 million, $4.9 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.
The Company has recorded the minimum pension liability to accumulated other comprehensive earnings and the estimated benefit to be paid in 2012 has been reported in other current liabilities. The measurement date used for the pension plans is December 31.
Amounts recognized in other comprehensive earnings during the years ended December 31, 2011, 2010 and 2009, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net earnings (loss)	$(1,410)	$396	$493
Prior service cost	297	297	313
Transition obligation	—	(29)	(25)
	$(1,113)	$664	$781

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)
Components of accumulated other comprehensive earnings (loss) related to the Company’s pension plans as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Net loss	$(4,949)	$(3,539)
Prior service cost	(923)	(1,220)
	$(5,872)	$(4,759)
A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$20,564	$22,220
Service costs	205	142
Interest costs	1,047	1,135
Actuarial loss (gain)	2,697	1,319
Benefits paid	(436)	(4,541)
Foreign currency exchange changes	(98)	289
Benefit obligation at December 31	$23,979	$20,564
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$23,979	$20,564
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$401	$420
Non-current liabilities	$23,578	$20,144
The weighted average assumptions used are as follows:

	Year Ended December 31,
	2011	2010
Net periodic benefit cost:
SERP:
Discount rate	5.15%	5.50%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	3.40%	4.70%
Funded status and projected benefit obligation:
SERP:
Discount rate	4.00%	5.15%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	3.40%	4.70%
The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.
A pension liability of $9.4 million and $7.6 million as of December 31, 2011 and 2010, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans—(Continued)
Benefits expected to be paid under the plans are approximately (in thousands):

2012	$525
2013	13,714
2014	490
2015	500
2016	498
Five years thereafter	7,427
$23,154
Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service costs	$205	$142	$125
Interest costs	1,047	1,135	1,085
Net amortization and deferral	903	967	1,045
Settlement loss	—	1,392	—
Net periodic pension costs	$2,155	$3,636	$2,255
Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2012 are as follows (in thousands):

Year Ending December 31, 2012
Net loss	$445
Net prior service cost	297
$742

Note 17.	Operating Segments and Related Information
Operating Segments
The Company has two business divisions:  Commercial Systems and Government Systems.
Commercial Systems Division
The Commercial Systems division is focused on the design, manufacture, and marketing of instrument, sensor, and electronics solutions that facilitate improved situational awareness and environmental analytics for commercial customers. The division is comprised of two operating segments: Thermal Vision and Measurement and Raymarine. The Thermal Vision and Measurement segment provides advanced thermal imaging solutions where the customer need is to see at night or in adverse conditions or to image a scene gathering valuable temperature information. The Raymarine segment provides electronics for the maritime market and is a leading global provider of fully integrated “stem to stern” networked electronic systems for boats of all sizes.
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
As of January 1, 2011, within the Commercial Systems division, the Company combined its former Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment.  Also on January 1, 2011, within the Government Systems division, certain ICx business units were combined with the legacy Government Systems operating segment to form the Surveillance operating segment.  The remaining business units of ICx have been separated into the Detection and Integrated Systems operating segments. Accordingly, the Company has retrospectively reported the December 31, 2010 amounts on a comparable basis.
Raymarine was acquired in May 2010 and ICx was acquired in October 2010 and therefore, the operating results for the year ended December 31, 2011 for the Raymarine, Detection and Integrated Systems operating segments are not comparable to the operating results for the prior periods described below.
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
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2011	2010(1)	2009
Revenue—External Customers:
Thermal Vision and Measurement	$660,256	$574,852	$491,805
Raymarine	171,489	104,089	—
Surveillance	577,552	671,250	655,282
Detection	79,918	23,554	—
Integrated Systems	54,847	14,692	—
	$1,544,062	$1,388,437	$1,147,087
Revenue—Intersegments:
Thermal Vision and Measurement	$18,553	$16,670	$13,202
Raymarine	7	—	—
Surveillance	32,266	28,284	28,412
Detection	3,394	—	—
Integrated Systems	6,639	—	—
Eliminations	(60,859)	(44,954)	(41,614)
	$—	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$194,674	$163,664	$122,219
Raymarine	11,855	8,284	—
Surveillance	208,510	256,208	286,361
Detection	(5,568)	(2,541)	—
Integrated Systems	1,659	32	—
Other	(97,935)	(65,336)	(61,293)
	$313,195	$360,311	$347,287
_______________
(1)        Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

	December 31,
	2011	2010
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$233,888	$199,311
Raymarine	60,093	58,236
Surveillance	316,616	327,240
Detection	32,447	39,103
Integrated Systems	17,774	13,504
Discontinued Operations	603	5,485
	$661,421	$642,879
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2011	2010(1)	2009
United States	$803,423	$734,748	$672,270
Europe	382,388	318,321	242,498
Other foreign	358,251	335,368	232,319
	$1,544,062	$1,388,437	$1,147,087
_______________
(1)        Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2011	2010
United States	$587,592	$583,299
Europe	284,171	287,081
Other foreign	9,627	9,423
	$881,390	$879,803
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States government	$444,882	$473,948	$494,641

Note 18.	Business Acquisitions
In July 2011, the Company acquired Aerius Photonics, LLC (“Aerius”), a leading provider of short-wavelength infrared detectors and advanced laser components, for approximately $27.0 million in cash. The Company has recorded $8.8 million of identifiable intangible assets and $16.5 million of goodwill, in conjunction with this acquisition, which has been recorded in the Company’s Thermal Vision and Measurement business segment. Goodwill consists largely of the Company’s ability to enhance its component offerings and expand its OEM customer base, to augment the Company’s multi-spectral systems development capabilities, and to minimize the cost of commercializing Aerius detectors and laser components into the Company’s current and future product offerings.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Business Acquisitions—(Continued)
The preliminary allocation of the purchase price is as follows (in thousands):

Cash acquired	$3,629
Accounts receivable, net	2,567
Inventories	49
Property and equipment	851
Other assets	132
Liabilities	(5,474)
Net tangible assets	1,754
Identifiable intangible assets	8,830
Goodwill	16,452
Purchase price	$27,036

Certain tax attributes and the allocation of goodwill are pending final valuation and are expected to be finalized by June 30, 2012. None of the goodwill recognized is deductible for income tax purposes.
The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Customer Relationships	7 years	$780
Patented/Proprietary Technology	7 years	6,500
Backlog & Other	2 years	1,550
		$8,830
Additionally in 2011, the Company acquired all of the outstanding stock of Tacktick Ltd. and Belamarin OY for approximately $5.1 million in cash. Purchase price allocations recorded in 2011 in connection with these acquisitions in the Raymarine business segment include identifiable intangible assets of approximately $1.1 million and goodwill of approximately $1.5 million.
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
The Company has recorded $57.4 million of identifiable intangible assets and $111.0 million of goodwill, in conjunction with the ICx acquisition, which had been recorded in the Company’s Surveillance, Detection and Integrated Systems business segment. Identifiable intangible assets and goodwill by business segment is as follows (in thousands):

	Identifiable Intangible Assets	Goodwill
Surveillance	$25,730	$52,665
Detection	16,750	38,162
Integrated Systems	12,080	20,129
Thermal Vision and Measurement	1,130	—
Discontinued Operations	1,740	—
	$57,430	$110,956

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Business Acquisitions—(Continued)
The final allocation of the purchase price is as follows (in thousands):

Cash acquired	$36,197
Accounts receivable, net	24,405
Inventories	41,982
Property and equipment	9,016
Other assets	13,947
Liabilities	(41,661)
Net tangible assets	83,886
Identifiable intangible assets	57,430
Goodwill	110,956
Deferred taxes, net	14,069
Purchase price	$266,341
None of the goodwill recognized is deductible for income tax purposes.
The operating results of these acquisitions are included in the Company’s results of operations since their respective dates of acquisition.
These acquisitions are not significant, either individually or in the aggregate, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position.

Note 19.	Discontinued Operations
In 2010, in connection with the acquisition of ICx, the Company began to pursue the sale of certain business units of ICx and the results of operations were reported as discontinued operations for that year. In 2011, the Company decided to not proceed with the disposition of three of the business units and the Company has reclassified these business units as continuing operations. Accordingly, the net loss of $0.2 million of these business units have been reclassified from discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2010.
In December 2011, the Company sold two of the ICx business units reported as discontinued operations. In addition, the Company has written down the net assets to estimated market value of the two remaining business units classified as discontinued operations. The net loss $0.7 million on the sale, the write down of $3.0 million and the operating losses of $1.3 million for the year have been included in the loss from discontinued operations, net of cumulative tax benefits of $3.8 million, on the Consolidated Statement of Income for the year ended December 31, 2011. The two remaining business units had assets totaling approximately $4.7 million and liabilities of approximately $0.7 million as of December 31, 2011.

Note 20.	Shareholders’ Equity
In February 2009, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of the Company’s outstanding shares of common stock in the open market. The February 2009 authorization expired in February 2011. In February 2011, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of the Company’s outstanding shares of common stock in the open market. This authorization expires in February 2013. Under these authorizations, the Company has repurchased 6,135,000 shares for a total of $160.7 million, 1,306,000 shares for a total of $35.7 million and 3,232,000 shares for a total of $73.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. During the year ended December 31, 2011, the Company paid dividends quarterly at the rate of $0.06 per share for a total of $38.0 million.

Note 21.	Subsequent Event
On February 9, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share on its common stock, payable on March 9, 2012, to shareholders of record as of close of business on February 21, 2012. The total cash payment of this dividend will be approximately $10.9 million.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1(1)	Q2(1)		Q3(1)	Q4(1)
2011
Revenue	$375,969	$391,554		$371,327	$405,212
Gross profit	196,512	205,410		201,897	224,785
Earnings from continuing operations	51,605	29,822	(2)	64,390	76,835
(Loss) income from discontinued operations	(289)	(513)		329	(705)
Net earnings	51,316	29,309		64,719	76,130
Basic earnings per share:
Continuing operations	$0.32	$0.19		$0.41	$0.49
Discontinued operations	(0.00)	(0.00)		(0.00)	(0.00)
Basic earnings per share	$0.32	$0.18		$0.41	$0.49
Diluted earnings per share:
Continuing operations	$0.32	$0.18		$0.40	$0.49
Discontinued operations	(0.00)	(0.00)		(0.00)	(0.00)
Diluted earnings per share	$0.32	$0.18		$0.40	$0.48
2010
Revenue	$287,298	$331,133		$332,497	$437,509
Gross profit	165,354	183,323		182,108	232,856
Earnings from continuing operations	55,895	59,454		62,955	70,070
Loss from discontinued operations	—	—		—	(248)
Net earnings	55,895	59,454		62,955	69,822
Basic earnings per share:
Continuing operations	$0.37	$0.38		$0.40	$0.44
Discontinued operations	—	—		—	(0.00)
Basic earnings per share	$0.37	$0.38		$0.40	$0.44
Diluted earnings per share:
Continuing operations	$0.35	$0.37		$0.39	$0.44
Discontinued operations	—	—		—	(0.00)
Diluted earnings per share	$0.35	$0.37		$0.39	$0.43
_
_______________

(1)	Amounts for the fourth quarter of 2010 and the first three quarters of 2011 have been adjusted for the reclassification of certain discontinued operations to continuing operations.

(2)
Earnings from continuing operations for the second quarter of 2011 include the payment of a $39 million litigation settlement. See Note 13 to the Consolidated Financial Statements for additional information.

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
February 29, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Shareholders” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.1
Indenture, dated August 19, 2011, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 19, 2011).

4.2
First Supplemental Indenture, dated August 19, 2011, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 19, 2011).

4.3	Form of 3.750% Note due September 1, 2016 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 19, 2011).

4.4	Second Supplemental Indenture, dated January 30, 2012, between FLIR Commercial Systems, Inc., FLIR Government Systems, Inc. and U.S. Bank National Association, as trustee.

10.1	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)

10.2	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended April 21, 2004 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 4, 2005).(1)

10.3	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)

10.4	FLIR Systems, Inc. 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.5	Form of 2007 Executive Bonus Plan Performance Award Agreement dated as of March 14, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2007).(1)

10.6	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007). (1)

10.7	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007). (1)

10.8	Form of Change in Control Agreement dated as of May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 8, 2009).(1)

10.9
Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010).(1)

10.10
Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of February 28, 2011 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 1, 2011). (1)

10.11
Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders identified therein as of February 8, 2011 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 1, 2011).

10.12
First Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders dated August 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011).

10.13	Joinder Agreement to the Credit Agreement by and among FLIR Commercial Systems, Inc,, FLIR Government Systems, Inc and Bank of America, N.A. dated January 30, 2012.

10.14	FLIR Systems, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2011).(1)

10.15	Form of Stock Option Agreement for the 2011 Stock Incentive Plan. (1)

10.16	Form of Restricted Stock Unit Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan. (1)

10.17	Form of Restricted Stock Unit Agreement (Performance-Based Vesting) for the 2011 Stock Incentive Plan. (1)

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2012.

FLIR SYSTEMS, INC.
(Registrant)

By:	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo Sr. Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012.

Signature	Title
/S/ EARL R. LEWIS	Chairman of the Board of Directors, President and Chief Executive Officer
Earl R. Lewis

/S/ ANTHONY L. TRUNZO	Sr. Vice President, Finance and Chief Financial Officer
Anthony L. Trunzo	(Principal Financial Officer)

/S/ DAVID A. MUESSLE	Vice President and Corporate Controller
David A. Muessle	(Principal Accounting Officer)

/S/ JOHN D. CARTER	Director
John D. Carter

/S/ WILLIAM W. CROUCH	Director
William W. Crouch

/S/ ANGUS L. MACDONALD	Director
Angus L. Macdonald

/S/ MICHAEL T. SMITH	Director
Michael T. Smith

/S/ JOHN W. WOOD, JR.	Director
John W. Wood, Jr.

/S/ STEVEN E. WYNNE	Director
Steven E. Wynne