Form 10-Q
period 2012-03-31
FLIR SYSTEMS INC
filed 2012-05-10
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission file number 0-21918
______________________________________
FLIR Systems, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________

Oregon	93-0708501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700 SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)
(503) 498-3547
(Registrant’s telephone number, including area code)
______________________________________
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
At April 30, 2012, there were 154,203,436 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011(1)

Revenue	$348,452	$375,969
Cost of goods sold	165,725	179,457
Gross profit	182,727	196,512
Operating expenses:
Research and development	36,571	37,589
Selling, general and administrative	77,860	82,607
Total operating expenses	114,431	120,196

Earnings from operations	68,296	76,316

Interest expense	3,066	350
Interest income	(428)	(264)
Other (income) expense, net	(1,225)	852
Earnings from continuing operations before income taxes	66,883	75,378
Income tax provision	18,058	23,772
Earnings from continuing operations	48,825	51,606
Loss from discontinued operations, net of tax	(686)	(291)
Net earnings	$48,139	$51,315

Basic earnings per share:
Continuing operations	$0.32	$0.32
Discontinued operations	(0.00)	(0.00)
Basic earnings per share	$0.31	$0.32

Diluted earnings per share:
Continuing operations	$0.31	$0.32
Discontinued operations	(0.00)	(0.00)
Diluted earnings per share	$0.31	$0.32

Weighted average shares outstanding:
Basic	154,485	159,400
Diluted	156,972	162,310
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net earnings	$48,139	$51,315
Other comprehensive income, net of tax:
Foreign currency translation adjustments	17,139	30,209
Comprehensive income	$65,278	$81,524

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$448,166	$440,846
Accounts receivable, net	298,798	325,370
Inventories	351,232	336,051
Prepaid expenses and other current assets	117,964	104,285
Deferred income taxes, net	27,164	27,443
Total current assets	1,243,324	1,233,995
Property and equipment, net	191,876	186,269
Deferred income taxes, net	31,684	31,644
Goodwill	502,951	498,343
Intangible assets, net	158,559	164,440
Other assets	37,819	32,338
	$2,166,213	$2,147,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,026	$84,190
Deferred revenue	26,331	24,046
Accrued payroll and related liabilities	44,389	49,475
Accrued product warranties	13,592	13,370
Advance payments from customers	12,296	13,219
Accrued expenses	30,464	41,183
Accrued income taxes	206	2,161
Other current liabilities	3,322	3,886
Total current liabilities	207,626	231,530
Long-term debt	247,976	247,861
Deferred income taxes	16,981	17,237
Accrued income taxes	21,501	17,537
Pension and other long-term liabilities	57,222	53,835
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 154,087 and 154,969 shares issued at March 31, 2012, and December 31, 2011, respectively, and additional paid-in capital	333,541	352,157
Retained earnings	1,276,221	1,238,866
Accumulated other comprehensive earnings	5,145	(11,994)
Total shareholders’ equity	1,614,907	1,579,029
	$2,166,213	$2,147,029

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$48,139	$51,315
Income items not affecting cash:
Depreciation and amortization	15,207	19,893
Deferred income taxes	10	(65)
Stock-based compensation plans	5,535	6,288
Other non-cash items	(5,406)	3,426
Changes in operating assets and liabilities:
Decrease in accounts receivable	28,918	22,815
Increase in inventories	(11,450)	(19,402)
Increase in prepaid expenses and other current assets	(12,269)	(8,675)
Increase in other assets	(167)	(1,426)
Decrease in accounts payable	(7,912)	(2,202)
Increase in deferred revenue	2,095	1,638
Decrease in accrued payroll and other liabilities	(18,534)	(21,397)
Increase in accrued income taxes	1,775	6,237
Increase in pension and other long-term liabilities	3,054	3,941
Cash provided by operating activities	48,995	62,386
Cash flows from investing activities:
Additions to property and equipment	(12,935)	(4,267)
Cash used by investing activities	(12,935)	(4,267)
Cash flows from financing activities:
Repurchase of common stock	(25,389)	(6,775)
Dividends paid	(10,784)	(9,571)
Proceeds from shares issued pursuant to stock-based compensation plans	876	7,033
Excess tax benefit of stock options exercised	338	1,592
Other financing activities	(44)	(24)
Cash used by financing activities	(35,003)	(7,745)
Effect of exchange rate changes on cash	6,263	6,718
Net increase in cash and cash equivalents	7,320	57,092
Cash and cash equivalents, beginning of period	440,846	193,137
Cash and cash equivalents, end of period	$448,166	$250,229

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2012.
The amounts shown in the Consolidated Statement of Income for the three months ended March 31, 2011 have been adjusted to reflect the reclassification of certain business units that were previously reported as discontinued operations to continued operations.

Note 2.	Stock-based Compensation
Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$704	$641
Research and development	1,177	1,486
Selling, general and administrative	3,654	4,161
Stock-based compensation expense before income taxes	5,535	6,288
Income tax benefit	(1,674)	(1,790)
Total stock-based compensation expense after income taxes	$3,861	$4,498
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2012	2011
Capitalized in inventory	$932	$965
As of March 31, 2012, the Company had $26.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Stock Option Awards:
Total fair value of awards vested	$15	$2,933
Total intrinsic value of options exercised	$1,420	$4,150
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$24.10	$32.18
Total fair value of awards granted	$51	$186
Total fair value of awards vested	$340	$850
The total amount of cash received from the exercise of stock options in the three months ended March 31, 2012 and 2011 was $0.9 million and $7.0 million, respectively, and the related tax benefit realized from the exercise of the stock options was $0.4 million and $1.7 million, respectively.

 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	6,570	$20.73	5.0
Granted	—	—
Exercised	(88)	9.90
Forfeited	(91)	25.64
Outstanding at March 31, 2012	6,391	$20.81	4.8	$40,902
Exercisable at March 31, 2012	5,495	$19.15	4.2	$40,900
Vested and expected to vest at March 31, 2012	6,347	$20.73	4.8	$40,902
Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,305	$30.89
Granted	2	24.10
Vested and distributed	(13)	25.82
Forfeited	(51)	32.96
Outstanding at March 31, 2012	1,243	$31.04
There were no shares issued under the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2012.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2012	2011(1)
Numerator for earnings per share:
Earnings from continuing operations	$48,825	$51,606
Loss from discontinued operations	(686)	(291)
Net earnings for basic and diluted earnings per share	$48,139	$51,315

Denominator for earnings per share:
Weighted average number of common shares outstanding	154,485	159,400
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,487	2,910
Weighted average diluted shares outstanding	156,972	162,310
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

The effect of stock-based compensation awards for the three months ended March 31, 2012 and 2011, which aggregated 470,000 shares and 191,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since including such stock-based compensation awards would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $153.5 million and $192.6 million of cash equivalents at March 31, 2012 and December 31, 2011, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of March 31, 2012 and December 31, 2011 was not significant. The fair value of the Company’s long-term debt approximates its carrying value at March 31, 2012. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Foreign Currency Exchange Rate Risk
The gains and losses related to outstanding derivative instruments recorded in other income are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these gains and losses for the three months ended March 31, 2012 and 2011 were a gain of $1.2 million and a loss of $4.5 million, respectively.

The net notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	March 31, 2012	December 31, 2011
Euro	$20,805	$19,640
Swedish kronor	15,980	18,091
British pound sterling	15,856	3,050
Australian dollar	727	609
Danish kroner	—	174
Japanese yen	5,015	3,581
	$58,383	$45,145

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Foreign Currency Exchange Rate Risk - (Continued)
At March 31, 2012, all of the Company’s foreign currency forward contracts had maturities of 45 days or less.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $5.3 million and $5.6 million at March 31, 2012 and December 31, 2011, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw material and subassemblies	$231,722	$225,573
Work-in-progress	59,810	55,886
Finished goods	59,700	54,592
	$351,232	$336,051

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $175.7 million and $164.6 million at March 31, 2012 and December 31, 2011, respectively.

Note 9.	Goodwill
As of June 30, 2011, the Company has determined that there is no impairment of its recorded goodwill and as of March 31, 2012, there have been no triggering events that would require an updated impairment review. The carrying value of goodwill by reporting segment and the activity for the three months ended March 31, 2012 are as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2011	$251,187	$98,364	$90,501	$38,162	$20,129	$498,343
Currency translation adjustments	2,250	2,129	229	—	—	4,608
Balance, March 31, 2012	$253,437	$100,493	$90,730	$38,162	$20,129	$502,951

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $104.6 million and $98.2 million at March 31, 2012 and December 31, 2011, respectively.

Note 11.	Credit Agreements
At March 31, 2012, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $15.9 million of letters of credit outstanding, which reduces the total available credit to $184.1 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2012	2011
Accrued product warranties, beginning of period	$16,046	$18,686
Amounts paid for warranty services	(2,167)	(2,988)
Warranty provisions for products sold	1,835	2,708
Currency translation adjustments and other	280	554
Accrued product warranties, end of period	$15,994	$18,960
Current accrued product warranties, end of period	$13,592	$15,888
Long-term accrued product warranties, end of period	$2,402	$3,072

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Unsecured notes	$250,000	$250,000
Unamortized issuance costs	(2,024)	(2,139)
	$247,976	$247,861

In August 2011, the Company issued $250 million aggregate principal amount of its 3.750% senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1, which commenced March 1, 2012. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2012 (in thousands):

Common stock and additional paid-in capital, December 31, 2011	$352,157
Income tax benefit of common stock options exercised	361
Common stock issued pursuant to stock-based compensation plans, net	765
Stock-based compensation expense	5,647
Repurchase of common stock	(25,389)
Common stock and additional paid in capital, March 31, 2012	$333,541
During the three months ended March 31, 2012, the Company repurchased 1.0 million shares of the Company’s common stock under the February 2011 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2013.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity - (Continued)
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.07 per share of outstanding common stock was paid on March 9, 2012 to shareholders of record as of the close of business on February 21, 2012. The total cash payments for dividends in the three months ended March 31, 2012 were $10.8 million.

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
As of March 31, 2012, the Company had approximately $33.1 million of net unrecognized tax benefits of which $21.3 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2012, the Company had approximately $2.3 million of net accrued interest and penalties related to uncertain tax positions.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2008 – 2011
State of Oregon	2007 – 2011
State of Massachusetts	2008 – 2011
State of California	2008 – 2011
Sweden	2007 – 2011
United Kingdom	2006 – 2011
Germany	2005 – 2011
France	2009 – 2011

Note 17.	Operating Segments and Related Information
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
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011(1)
Revenue – External Customers:
Thermal Vision and Measurement	$155,741	$144,965
Raymarine	46,604	50,536
Surveillance	114,597	149,857
Detection	19,352	17,871
Integrated Systems	12,158	12,740
	$348,452	$375,969
Revenue – Intersegments:
Thermal Vision and Measurement	$5,048	$4,694
Raymarine	4	3
Surveillance	4,903	10,258
Detection	451	—
Integrated Systems	574	681
Eliminations	(10,980)	(15,636)
	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$39,341	$37,176
Raymarine	3,841	7,410
Surveillance	34,901	51,324
Detection	1,437	(3,861)
Integrated Systems	(398)	(333)
Other	(10,826)	(15,400)
	$68,296	$76,316
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	March 31, 2012	December 31, 2011
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$221,069	$233,888
Raymarine	76,792	60,093
Surveillance	306,114	316,616
Detection	28,238	32,447
Integrated Systems	17,647	17,774
Discontinued Operations	170	603
	$650,030	$661,421
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011(1)
United States	$198,897	$196,299
Europe	80,714	92,472
Other international	68,841	87,198
	$348,452	$375,969
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$582,645	$587,592
Europe	298,699	284,171
Other international	9,861	9,627
	$891,205	$881,390

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011(1)
US Government	$98,504	$118,520
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

Note 18.	Subsequent Events
On April 26, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share on its common stock, payable on June 8, 2012, to shareholders of record as of close of business on May 21, 2012. The total cash payment of this dividend will be approximately $10.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level as revenue levels are the most significant indicators of business conditions for each of the respective segments and earnings from operations reflect our ability to manage each of our segments as revenue levels change. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.
Revenue. Consolidated revenue for the three months ended March 31, 2012 decreased by 7.3 percent, from $376.0 million in the first quarter of 2011 to $348.5 million in the first quarter of 2012. The decrease was primarily due to a $35.3 million, or 23.5 percent, decrease in revenue from our Surveillance segment due to reduced demand for our products from the US Government and Middle East government agencies, partially offset by an increase of $10.7 million, or 7.4 percent, in revenue from our Thermal Vision and Measurement segment. Higher revenue in our Thermal Vision and Measurement segment was due to increases in certain systems sales, particularly in the United States, partly offset by lower revenue in Europe due to the weaker economic conditions in that region.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2012 to be flat up to an overall increase of 7 percent over 2011 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 42.9 percent and 47.8 percent of total revenue for the quarters ended March 31, 2012 and 2011, respectively. The decline in international revenue as a percentage of the total was primarily the result of weaker economic conditions in Europe compared to the United States. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another, but overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Gross profit. Gross profit for the quarter ended March 31, 2012 was $182.7 million compared to $196.5 million for the same quarter last year. The decrease in gross profit was due to the lower revenue year over year. Gross margin, defined as gross profit divided by revenue, increased slightly from 52.3 percent in the first quarter of 2011 to 52.4 percent in the first quarter of 2012 aided by the elimination of amortization expenses of $3.6 million incurred in the first quarter of 2011 related to fair value adjustments on inventory acquired through the acquisition of ICx Technologies in 2010.

Research and development expenses. Research and development expenses for the first quarter of 2012 totaled $36.6 million, compared to $37.6 million in the first quarter of 2011. As a percentage of revenue, research and development expenses were 10.5 percent and 10.0 percent for the three months ended March 31, 2012 and 2011, respectively, and remain at the upper end of historical research and development spending and of our anticipated long-term research and development spending relative to sales. Over the past five years, our annual research and development expenses have varied between 8.0 and 9.5 percent of revenue.
Selling, general and administrative expenses. Selling, general and administrative expenses were $77.9 million for the quarter ended March 31, 2012, compared to $82.6 million for the quarter ended March 31, 2011. The decrease in selling, general and administrative expenses for the first quarter of 2012 was attributable to decreased spending in each of our business segments, including lower expenses in our Government Systems division associated with cost reduction efforts taken in the third quarter of 2011, and lower corporate legal expenses. Selling, general and administrative expenses as a percentage of revenue were 22.3 percent and 22.0 percent for the quarters ended March 31, 2012 and 2011, respectively. Over the past five years, our annual selling, general and administrative expenses have varied between 19.2 and 23.8 percent of revenue.
Interest expense. Interest expense for the first quarter of 2012 was $3.1 million compared to $0.4 million for the same period of 2011. The increase in interest expense for the first quarter of 2012 was due to interest expense associated with the $250 million aggregate principal amount of 3.750% senior unsecured notes due September 1, 2016 issued in August 2011.
Income taxes. The income tax provision of $18.1 million for the three months ended March 31, 2012, represents a quarterly effective tax rate of 27.0 percent. We expect the annual effective tax rate for the full year of 2012 to be approximately 27 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of lower tax rates on much of our foreign sourced income, as well as the effect of federal, foreign and state tax credits.

Segment Operating Results
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue	$155.7	$145.0
Earnings from operations	39.3	37.2
Operating margin	25.3%	25.6%
Backlog, end of period	138	158
Revenue for the three months ended March 31, 2012 increased by 7.4 percent compared to the same period of 2011 primarily due to increased unit deliveries from several of the segment’s product lines including personal vision systems, uncooled security, and volume thermography cameras, partially offset by lower sales of premium thermography cameras and general weakness in demand in Europe. The decline in backlog from March 31, 2011 to March 31, 2012 was primarily due to lower orders from customers in the Europe and Asia/Pacific regions year over year; the backlog at March 31, 2012 was essentially flat compared to the backlog at December 31, 2011.
Raymarine
Raymarine operating results are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue	$46.6	$50.5
Earnings from operations	3.8	7.4
Operating margin	8.2%	14.7%
Backlog, end of period	8	10
Revenue for the three months ended March 31, 2012 decreased by 7.8 percent compared to the same period of 2011, primarily due to significant lower revenue in Europe markets partially offset by higher sales in the United States, as well as sales derived from an acquisition in 2011. The decrease in earnings from operations was primarily due to the reduced sales and higher operating expenses related to changes made in our European sales organization and costs associated with a building move.
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue	$114.6	$149.9
Earnings from operations	34.9	51.3
Operating margin	30.5%	34.2%
Backlog, end of period	242	294
Revenue for the three months ended March 31, 2012 decreased by 23.5 percent compared to the same period of 2011, primarily due to decreases in revenue from US government agencies and Middle Eastern government customers. The decline in revenues and the change in product mix of the segment, partially offset by a decrease in operating expenses, resulted in the decline in earnings from operations and operating margin for the three month period ended March 31, 2012, compared to the same period in 2011. The decline in backlog from March 31, 2011 to March 31, 2012 was primarily due to the continued reduction in procurement activity by our US government customers in the first quarter of 2012.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue	$19.4	$17.9
Earnings (loss) from operations	1.4	(3.9)
Operating margin	7.4%	(21.6)%
Backlog, end of period	25	20

Revenue for three months ended March 31, 2012 increased by 8.3 percent compared to the same period of 2011, primarily due to increases in product revenues from U.S. federal, state and local government customers, partially offset by lower research and development contract revenues. The loss from operations for the first quarter of 2011 included the amortization of fair value adjustments on inventory of $2.1 million. The fair value adjustment on inventory related to the purchase price accounting was fully amortized in 2011. The elimination of the inventory adjustment and lower operating expenses were the primary reasons for the improvement in earnings from operations for the first quarter of 2012, compared to the same period of 2011.
Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue	$12.2	$12.7
Loss from operations	(0.4)	(0.3)
Operating margin	(3.3)%	(2.6)%
Backlog, end of period	45	49

There are no significant year over year changes in operating results for this segment.

Liquidity and Capital Resources
At March 31, 2012, we had a total of $448.2 million in cash and cash equivalents, $255.6 million of which was in the United States and $192.5 million at our foreign subsidiaries, compared to $263.6 million in the United States and $115.3 million at our foreign subsidiaries at December 31, 2011. The increase in cash and cash equivalents was primarily due to cash provided from operations and cash proceeds from our stock-based compensation programs, partially offset by $25.4 million spent for the repurchase of 1.0 million shares of our common stock, capital expenditures of $12.9 million, and dividends paid of $10.8 million during the period.
Cash provided by operating activities totaled $49.0 million for the three months ended March 31, 2012 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at March 31, 2012. The five-year revolving line of credit available under the Credit Agreement is not secured by any of our assets.
At March 31, 2012, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $15.9 million of letters of credit outstanding at March 31, 2012, which reduced the total available credit under the Credit Agreement.
On August 19, 2011, we issued $250 million aggregate principal amount of our 3.750% senior unsecured notes due September 1, 2016 (the "Notes"). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1, which commenced March 1, 2012. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
A Swedish subsidiary has a 30 million Swedish Kronor (approximately $4.5 million) line of credit. At March 31, 2012, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.
Cash used by financing activities of $35.0 million for the three months ended March 31, 2012 primarily related to the repurchase of 1.0 million shares of our common stock and the payment of dividends, partially offset by cash provided from our stock-based compensation plans.
On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of March 31, 2012, there were approximately 12.9 million shares still authorized for repurchase under this authorization, which expires on February 9, 2013.
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

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2011. As described in Note 1 to the Consolidated Financial Statements included in the Form 10-K, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.
Contractual Obligations
As of March 31, 2012, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2012, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	398,702	$25.82	398,702
February 1 to February 29, 2012	601,298	$25.10	601,298
Total	1,000,000	$25.39	1,000,000	12,864,755

(1)	All shares were purchased in open market transactions.
All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. This authorization will expire on February 9, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 10, 2012	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)