Form 10-Q
period 2012-06-30
FLIR SYSTEMS INC
filed 2012-08-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012
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
At July 31, 2012, there were 151,051,546 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)

Revenue	$338,291	$391,555	$686,743	$767,524
Cost of goods sold	168,262	186,144	333,988	365,601
Gross profit	170,029	205,411	352,755	401,923
Operating expenses:
Research and development	37,510	39,481	74,080	77,070
Selling, general and administrative	71,798	124,127	149,658	206,735
Total operating expenses	109,308	163,608	223,738	283,805

Earnings from operations	60,721	41,803	129,017	118,118

Interest expense	2,768	435	5,834	786
Interest income	(377)	(86)	(805)	(350)
Other expense (income), net	240	(2,124)	(984)	(1,272)
Earnings from continuing operations before income taxes	58,090	43,578	124,972	118,954
Income tax provision	15,685	13,755	33,742	37,528
Earnings from continuing operations	42,405	29,823	91,230	81,426
Loss from discontinued operations, net of tax	(1,312)	(514)	(1,998)	(802)
Net earnings	$41,093	$29,309	$89,232	$80,624

Basic earnings per share:
Continuing operations	$0.28	$0.19	$0.59	$0.51
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Basic earnings per share	$0.27	$0.18	$0.58	$0.51

Diluted earnings per share:
Continuing operations	$0.27	$0.18	$0.58	$0.50
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Diluted earnings per share	$0.27	$0.18	$0.57	$0.50

Weighted average shares outstanding:
Basic	153,172	159,796	153,829	159,599
Diluted	155,033	162,550	155,983	162,427
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net earnings	$41,093	$29,309	$89,232	$80,624
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(24,020)	1,591	(6,881)	31,800
Comprehensive income	$17,073	$30,900	$82,351	$112,424

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$429,771	$440,846
Accounts receivable, net	268,550	325,370
Inventories	350,791	336,051
Prepaid expenses and other current assets	124,794	104,285
Deferred income taxes, net	27,023	27,443
Total current assets	1,200,929	1,233,995
Property and equipment, net	193,594	186,269
Deferred income taxes, net	31,857	31,644
Goodwill	497,728	498,343
Intangible assets, net	152,274	164,440
Other assets	38,424	32,338
	$2,114,806	$2,147,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,611	$84,190
Deferred revenue	23,446	24,046
Accrued payroll and related liabilities	44,794	49,475
Accrued product warranties	13,232	13,370
Advance payments from customers	10,425	13,219
Accrued expenses	32,862	41,183
Accrued income taxes	—	2,161
Other current liabilities	4,057	3,886
Total current liabilities	208,427	231,530
Long-term debt	248,090	247,861
Deferred income taxes	17,294	17,237
Accrued income taxes	18,138	17,537
Pension and other long-term liabilities	58,082	53,835
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 151,769 and 154,969 shares issued at June 30, 2012, and December 31, 2011, respectively, and additional paid-in capital	277,037	352,157
Retained earnings	1,306,613	1,238,866
Accumulated other comprehensive earnings	(18,875)	(11,994)
Total shareholders’ equity	1,564,775	1,579,029
	$2,114,806	$2,147,029

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$89,232	$80,624
Income items not affecting cash:
Depreciation and amortization	30,016	43,631
Deferred income taxes	95	(1,324)
Stock-based compensation plans	13,400	13,876
Other non-cash items	(1,350)	(629)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	54,741	18,950
Increase in inventories	(17,143)	(24,204)
Increase in prepaid expenses and other current assets	(21,520)	(11,924)
Increase in other assets	(423)	(3,246)
Decrease in accounts payable	(4,296)	(418)
(Decrease) increase in deferred revenue	(437)	1,861
Decrease in accrued payroll and other liabilities	(17,580)	(31,382)
Decrease in accrued income taxes	(2,940)	(3,572)
Increase (decrease) in pension and other long-term liabilities	4,436	(452)
Cash provided by operating activities	126,231	81,791
Cash flows from investing activities:
Additions to property and equipment	(26,429)	(18,730)
Business acquisitions, net of cash acquired	—	(2,351)
Other investments	(3,000)	—
Cash used by investing activities	(29,429)	(21,081)
Cash flows from financing activities:
Repurchase of common stock	(90,201)	(23,801)
Dividends paid	(21,485)	(19,168)
Proceeds from shares issued pursuant to stock-based compensation plans	5,656	14,281
Excess tax benefit of stock options exercised	552	2,326
Other financing activities	(140)	(27)
Cash used by financing activities	(105,618)	(26,389)
Effect of exchange rate changes on cash	(2,259)	8,164
Net (decrease) increase in cash and cash equivalents	(11,075)	42,485
Cash and cash equivalents, beginning of period	440,846	193,137
Cash and cash equivalents, end of period	$429,771	$235,622

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
The amounts shown in the Consolidated Statements of Income for the three and six months ended June 30, 2011 have been adjusted to reflect the reclassification of certain business units that were previously reported as discontinued operations to continued operations.

Note 2.	Stock-based Compensation
Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$917	$881	$1,621	$1,522
Research and development	1,298	1,358	2,474	2,844
Selling, general and administrative	5,650	5,349	9,305	9,510
Stock-based compensation expense before income taxes	7,865	7,588	13,400	13,876
Income tax benefit	(2,389)	(2,201)	(4,063)	(3,991)
Total stock-based compensation expense after income taxes	$5,476	$5,387	$9,337	$9,885
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2012	2011
Capitalized in inventory	$697	$943
As of June 30, 2012, the Company had $52.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.3 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three and six months ended June 30, 2012 and 2011 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock option awards:
Risk-free interest rate	0.4%	1.0%	0.4%	1.0%
Expected dividend yield	1.3%	0.7%	1.3%	0.7%
Expected term	4.2 years	4.3 years	4.2 years	4.3 years
Expected volatility	39.7%	42.3%	39.7%	42.3%
Employee stock purchase plan:
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected dividend yield	1.3%	0.7%	1.3%	0.7%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	27.4%	21.3%	27.4%	21.3%
The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Option Awards:
Weighted average grant date fair value per share	$6.43	$11.68	$6.43	$11.68
Total fair value of awards granted	$4,104	$4,513	$4,104	$4,513
Total fair value of awards vested	$5,970	$5,030	$5,985	$7,962
Total intrinsic value of options exercised	$939	$5,798	$2,358	$13,153
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$17.21	$34.50	$17.22	$34.48
Total fair value of awards granted	$30,471	$21,337	$30,522	$21,524
Total fair value of awards vested	$11,763	$18,083	$12,103	$18,933
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$5.02	$7.36	$5.02	$7.36
Total fair value of shares estimated to be issued	$1,106	$1,051	$1,106	$1,051
The total amount of cash received from the exercise of stock options in the three months ended June 30, 2012 and 2011 was $0.8 million and $3.2 million, respectively, and the related tax impact realized from the exercise of the stock options was an expense of $1.0 million and a benefit of $2.4 million, respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2012 and 2011 was $1.7 million and $10.3 million, respectively, and the related tax impact realized from the exercise of the stock options was an expense of $0.7 million and a benefit of $4.1 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	6,570	$20.73	5.0
Granted	638	22.30
Exercised	(169)	9.90
Forfeited	(97)	26.10
Outstanding at June 30, 2012	6,942	$21.06	5.1	$17,527
Exercisable at June 30, 2012	6,027	$20.17	4.4	$17,526
Vested and expected to vest at June 30, 2012	6,896	$21.02	5.1	$17,527
Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,305	$30.89
Granted	1,775	17.22
Vested and distributed	(548)	29.27
Forfeited	(70)	32.58
Outstanding at June 30, 2012	2,462	$21.44

During the six months ended June 30, 2012 and 2011, the Company granted approximately 980,000 and 624,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the six months ended June 30, 2012 and 2011 were $21.68 and $34.50, respectively.
During the six months ended June 30, 2012, the Company also granted approximately 795,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted units was determined and fixed on the date of the grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation and considered the likelihood of the Company achieving the market-based condition. The fair value of the market-based restricted stock units granted during the six months ended June 30, 2012 was $11.73.
There were 208,383 shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the six months ended June 30, 2012 and 4,072,134 shares remain available under the ESPP at June 30, 2012 for future issuance. Shares issued for ESPP purchases are new shares.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
Numerator for earnings per share:
Earnings from continuing operations	$42,405	$29,823	$91,230	$81,426
Loss from discontinued operations	(1,312)	(514)	(1,998)	(802)
Net earnings for basic and diluted earnings per share	$41,093	$29,309	$89,232	$80,624

Denominator for earnings per share:
Weighted average number of common shares outstanding	153,172	159,796	153,829	159,599
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,861	2,754	2,154	2,828
Weighted average diluted shares outstanding	155,033	162,550	155,983	162,427
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

The effect of stock-based compensation awards for the three and six months ended June 30, 2012, which aggregated 3,582,000 shares and 3,302,000 shares, respectively, and for the three and six months ended June 30, 2011, which aggregated 130,000 shares and 277,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since including such stock-based compensation awards would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $72.2 million and $192.6 million of cash equivalents at June 30, 2012 and December 31, 2011, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of June 30, 2012 and December 31, 2011 was not significant. The fair value of the Company’s long-term debt is approximately $261.0 million based upon Level 2 inputs at June 30, 2012. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Foreign Currency Exchange Rate Risk
The gains and losses related to outstanding derivative instruments recorded in other income are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these gains and losses for the three and six months ended June 30, 2012 were a loss of $1.4 million and a gain of $0.3 million, respectively. The net amount of these gains and losses for the three and six months ended June 30, 2011 were a loss of less than $0.1 million and a loss of $4.5 million, respectively.

The net notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Foreign Currency Exchange Rate Risk - (Continued)

	June 30, 2012	December 31, 2011
Euro	$2,196	$19,640
Swedish kronor	7,042	18,091
British pound sterling	3,541	3,050
Australian dollar	1,570	609
Danish kroner	—	174
Japanese yen	6,112	3,581
Norwegian krone	1,169	—
	$21,630	$45,145
At June 30, 2012, all of the Company’s foreign currency forward contracts had maturities of 45 days or less.
On June 29, 2012, the Company entered into two zero-cost collar options to limit the Company's exposure to changes in the US Dollar/Euro and the US Dollar/Swedish Kronor exchange rates. The zero-cost collar option hedges are designed to protect the Company as the US Dollar strengthens, but also provide the Company with some flexibility if the US Dollar weakens. The foreign exchange hedging structure is set up, generally, on a six month time horizon. These options are not designated as hedging instruments and accordingly, gains and losses related to these options will be recorded as a component of net income.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $4.8 million and $5.6 million at June 30, 2012 and December 31, 2011, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw material and subassemblies	$232,674	$225,573
Work-in-progress	55,377	55,886
Finished goods	62,740	54,592
	$350,791	$336,051

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $178.5 million and $164.6 million at June 30, 2012 and December 31, 2011, respectively.

Note 9.	Goodwill
As of June 30, 2012, the Company had not yet completed its annual review of goodwill for possible impairment but believes that there have been no triggering events or indicators of impairment on its recorded goodwill. The carrying value of goodwill by reporting segment and the activity for the six months ended June 30, 2012 are as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2011	$251,187	$98,364	$90,501	$38,162	$20,129	$498,343
Currency translation adjustments	(1,204)	617	(28)	—	—	(615)
Balance, June 30, 2012	$249,983	$98,981	$90,473	$38,162	$20,129	$497,728

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $109.6 million and $98.2 million at June 30, 2012 and December 31, 2011, respectively.

Note 11.	Credit Agreements
At June 30, 2012, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $10.1 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $189.9 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accrued product warranties, beginning of period	$15,994	$18,960	$16,046	$18,686
Amounts paid for warranty services	(2,090)	(2,193)	(4,257)	(5,181)
Warranty provisions for products sold	1,299	2,319	3,134	5,027
Currency translation adjustments and other	119	128	399	682
Accrued product warranties, end of period	$15,322	$19,214	$15,322	$19,214
Current accrued product warranties, end of period			$13,232	$15,941
Long-term accrued product warranties, end of period			$2,090	$3,273

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Unsecured notes	$250,000	$250,000
Unamortized issuance costs	(1,910)	(2,139)
	$248,090	$247,861

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2012 (in thousands):

Common stock and additional paid-in capital, December 31, 2011	$352,157
Income tax expense of common stock options exercised	(658)
Common stock issued pursuant to stock-based compensation plans, net	2,462
Stock-based compensation expense	13,277
Repurchase of common stock	(90,201)
Common stock and additional paid in capital, June 30, 2012	$277,037
During the six months ended June 30, 2012, the Company repurchased 4.0 million shares of the Company’s common stock under the February 2011 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2013.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.07 per share of outstanding common stock was paid on June 8, 2012 to shareholders of record as of the close of business on May 21, 2012. The total cash payments for dividends in the six months ended June 30, 2012 were $21.5 million.

Note 15.	Contingencies
The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties' motion for summary judgment on Raytheon's trade secret misappropriation claim based on the FLIR Parties' statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims, which resulted in a payment of $3 million by the FLIR Parties to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. The parties appealed certain rulings of the District Court to the United States Court of Appeals for the Federal Circuit which on August 1, 2012, reversed the judgment of the District Court and remanded the case for further proceedings consistent with the appellate court's opinion.  The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16.	Income Taxes
As of June 30, 2012, the Company had approximately $29.9 million of net unrecognized tax benefits of which $18.1 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2012, the Company had approximately $2.4 million of net accrued interest and penalties related to uncertain tax positions.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes - (Continued)
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2008 – 2011
State of Oregon	2007 – 2011
State of Massachusetts	2008 – 2011
State of California	2008 – 2011
Sweden	2007 – 2011
United Kingdom	2006 – 2011
Germany	2005 – 2011
France	2009 – 2011

Note 17.	Operating Segments and Related Information
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
Revenue – External Customers:
Thermal Vision and Measurement	$142,641	$164,838	$298,381	$309,803
Raymarine	47,181	50,190	93,785	100,726
Surveillance	119,493	141,479	234,090	291,336
Detection	15,713	17,221	35,066	35,092
Integrated Systems	13,263	17,827	25,421	30,567
	$338,291	$391,555	$686,743	$767,524
Revenue – Intersegments:
Thermal Vision and Measurement	$4,403	$5,705	$9,451	$10,398
Raymarine	—	4	4	7
Surveillance	7,083	6,764	11,986	17,021
Detection	326	1,478	776	1,478
Integrated Systems	473	1,221	1,047	1,902
Eliminations	(12,285)	(15,172)	(23,264)	(30,806)
	$—	$—	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$27,394	$47,109	$66,736	$84,285
Raymarine	5,728	7,243	9,569	14,653
Surveillance	40,821	46,475	75,722	97,799
Detection	(1,767)	(3,014)	(330)	(6,875)
Integrated Systems	331	161	(66)	(172)
Other	(11,786)	(56,171)	(22,614)	(71,572)
	$60,721	$41,803	$129,017	$118,118
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

	June 30, 2012	December 31, 2011
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$211,420	$233,888
Raymarine	70,667	60,093
Surveillance	289,143	316,615
Detection	26,966	32,447
Integrated Systems	21,145	17,774
Discontinued Operations	—	604
	$619,341	$661,421

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
United States	$152,032	$196,087	$350,929	$392,386
Europe	89,152	99,222	169,866	191,694
Other international	97,107	96,246	165,948	183,444
	$338,291	$391,555	$686,743	$767,524
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.
Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$579,612	$587,592
Europe	292,570	284,171
Other international	9,838	9,627
	$882,020	$881,390

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
US Government	$75,758	$111,765	$174,262	$230,285
_______________
(1)    Amounts have been adjusted for the reclassification of certain discontinued operations to continuing operations.

Note 18.	Discontinued Operations
During the three months ended June 30, 2012, the Company sold the two remaining business units that had been classified as discontinued operations. The operating losses of those operations up to the time of sale and the net losses on the sales of the units, net of tax, are reflected in the Consolidated Statements of Income for the three and six months ended June 30, 2012.

Note 19.	Subsequent Events
On July 19, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share on its common stock, payable on September 7, 2012, to shareholders of record as of the close of business on August 20, 2012. The total cash payment of this dividend will be approximately $10.6 million.

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
Revenue. Consolidated revenue for the three months ended June 30, 2012 decreased by 13.6 percent, from $391.6 million in the second quarter of 2011 to $338.3 million in the second quarter of 2012. Consolidated revenue for the six months ended June 30, 2012 decreased by 10.5 percent, from $767.5 million in the first six months of 2011 to $686.7 million in the first six months of 2012. Each of our operating segments reported decreases in year over year revenues for both the three and six month periods primarily due to continued reductions in demand for our products from the US Government and Middle East government agencies and weaker world-wide economic conditions.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2012 to be between 3 percent to 9 percent lower than 2011 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 55.1 percent and 49.9 percent of total revenue for the quarters ended June 30, 2012 and 2011, respectively and 48.9 percent for both the six months ended June 30, 2012 and 2011. The increase in international revenue as a percentage of the total for the three months ended June 30, 2012 compared to the same period in 2011 was primarily the result of lower revenues from US Government customers. Of the $53.3 million decrease in total revenue for the period, $36.0 million, or 67.6 percent, was related to lower revenues from US Government customers. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another, but overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2012 was $168.3 million and $334.0 million, respectively, compared to cost of goods sold for the three and six months ended June 30, 2011 of $186.1 million and $365.6 million, respectively. The year over year decreases in cost of goods sold primarily relate to the lower year over year revenues. In the three and six months ended June 30, 2012, costs of goods sold included restructuring charges of $3.4 million primarily for force reductions in our Thermal Vision and Measurement and Detection segments. For the three and six months ended June 30, 2011, costs of goods sold included charges of $3.6 million and $7.3 million, respectively, for the amortization of fair value adjustments on inventory acquired through the acquisition of ICx Technologies in 2010.
Gross profit. Gross profit for the quarter ended June 30, 2012 was $170.0 million compared to $205.4 million for the same quarter last year. Gross profit for the six months ended June 30, 2012 was $352.8 million compared to $401.9 million for the same period of 2011. The decrease in gross profit was due to the lower revenue year over year. Gross margin, defined as gross profit divided by revenue, decreased from 52.5 percent in the second quarter of 2011 to 50.3 percent in the second quarter of 2012, and from 52.4 percent in the first six months of 2011 to 51.4 percent in the first six months of 2012. The decrease in gross margin was primarily due to the product mix and lower factory costs absorption in our Thermal Vision and Measurement segment and restructuring costs in the 2012 periods partially offset by the elimination of 2011 amortization expenses related to fair value adjustments on inventory acquired through the acquisition of ICx Technologies in 2010.
Research and development expenses. Research and development expenses for the second quarter of 2012 totaled $37.5 million, compared to $39.5 million in the second quarter of 2011. Research and development expenses for the first six months of 2012 and 2011 were $74.1 million and $77.1 million, respectively. While research and development expenses declined on an absolute dollar basis for the 2012 periods compared to 2011, as a percentage of revenue, research and development expenses increased to 11.1 percent and 10.8 percent for the three and six month periods ended June 30, 2012, respectively, compared to 10.1 percent and 10.0 percent for the three and six months ended June 30, 2011, respectively. Research and development expenses are expected to remain at the upper end of our anticipated long-term research and development spending relative to sales due to the current sluggish revenue environment. Over the five annual periods through December 31, 2011, our annual research and development expenses have varied between 8.0 and 9.5 percent of revenue.
Selling, general and administrative expenses. Selling, general and administrative expenses were $71.8 million for the quarter ended June 30, 2012, compared to $124.1 million for the quarter ended June 30, 2011. Selling, general and administrative expenses for the first six months of 2012 and 2011 were $149.7 million and $206.7 million, respectively. The decrease in selling, general and administrative expenses for the second quarter of 2012 was attributable to a $39.0 million litigation settlement incurred in 2011, decreased spending in each of our business segments, including lower expenses as a result of cost reduction efforts taken in the third quarter of 2011, and lower corporate legal expenses, partially offset by restructuring costs of approximately $3.4 million incurred in the second quarter of 2012. Selling, general and administrative expenses as a percentage of revenue were 21.2 percent and 31.7 percent for the quarters ended June 30, 2012 and 2011, respectively and 21.8 percent and 26.9 percent for the six months ended June 30, 2012 and 2011, respectively. Over the past five years, our annual selling, general and administrative expenses have varied between 19.2 and 23.8 percent of revenue.
Interest expense. Interest expense for the second quarter and first six months of 2012 was $2.8 million and $5.8 million, respectively, compared to $0.4 million and $0.8 million for the same periods of 2011. The increase in interest expense for the second quarter of 2012 was due to interest expense associated with the $250 million aggregate principal amount of 3.750% senior unsecured notes due September 1, 2016 issued in August 2011.
Income taxes. The income tax provision of $15.7 million for the three months ended June 30, 2012, represents a quarterly effective tax rate of 27.0 percent, which is consistent with the first quarter. We expect the annual effective tax rate for the full year of 2012 to be 26 percent to 28 percent. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates and the effect of federal, foreign and state tax credits.

Segment Operating Results
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$142.6	$164.8	$298.4	$309.8
Earnings from operations	27.4	47.1	66.7	84.3
Operating margin	19.2%	28.6%	22.4%	27.2%
Backlog, end of period			158	160

Revenue for the three and six months ended June 30, 2012 decreased by 13.5 percent and 3.7 percent, respectively, compared to the same periods of 2011 primarily due to lower revenues from the cores and components product line and products for the predictive maintenance and building markets. The revenue decline was experienced in all geographies due to world-wide economic weaknesses and lower demand from cores and components customers in the United States. The decline in earnings from operations for both the three months and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to the flow through of lower revenues combined with the adverse impact of changes in product mix, lower absorption of factory costs and the incurrence of approximately $3.2 million of restructuring costs in the second quarter of 2012. Backlog at June 30, 2012 was essentially flat compared to June 30, 2011; however, backlog increased by $20 million during the three months ended June 30, 2012.
Raymarine
Raymarine operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$47.2	$50.2	$93.8	$100.7
Earnings from operations	5.7	7.2	9.6	14.7
Operating margin	12.1%	14.4%	10.2%	14.5%
Backlog, end of period			6	7
Revenue for the three and six months ended June 30, 2012 decreased by 6.0 percent and 6.9 percent, respectively, compared to the same periods of 2011, primarily due to lower revenue in Europe markets partially offset by higher sales in the United States. The decrease in earnings from operations for the three months ended June 30, 2012 compared to the same period in the prior year was primarily due to the reduced sales and approximately $1.4 million of restructuring costs incurred in the second quarter of 2012; for the six month period ended June 30, 2012, the decrease in earnings was primarily due to the reduced sales, the second quarter restructuring costs, expenses incurred in the first quarter of 2012 related to changes made in our European sales organization and costs associated with a building move.
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$119.5	$141.5	$234.1	$291.3
Earnings from operations	40.8	46.5	75.7	97.8
Operating margin	34.2%	32.8%	32.3%	33.6%
Backlog, end of period			249	254
Revenue for the three and six months ended June 30, 2012 decreased by 15.5 percent and 19.6 percent, respectively, compared to the same periods of 2011, primarily due to decreases in revenue from US government customers and Middle Eastern government customers. The decline in revenues and the change in product mix of the segment, partially offset by a decrease in operating expenses, resulted in the decline in earnings from operations for both the three and six month periods ended June 30, 2012, compared to the same periods in 2011.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$15.7	$17.2	$35.1	$35.1
Loss from operations	(1.8)	(3.0)	(0.3)	(6.9)
Operating margin	(11.2)%	(17.5)%	(0.9)%	(19.6)%
Backlog, end of period			23	22

Revenue for three months ended June 30, 2012 decreased by 8.8 percent compared to the same period of 2011, primarily due to lower research and development contract revenues, partially offset by a slight increase in product revenues. The loss from operations for the three and six months ended June 30, 2011 included the amortization of fair value adjustments on inventory of $2.1 million and $4.2 million, respectively. The elimination of the inventory adjustment and lower operating expenses partially offset by restructuring costs of approximately $2.2 million incurred in the second quarter of 2012, were the main factors contributing to the lower year over year loss from operations and the improved operating margins.
Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$13.3	$17.8	$25.4	$30.6
Earnings (loss) from operations	0.3	0.2	(0.1)	(0.2)
Operating margin	2.5%	0.9%	(0.3)%	(0.6)%
Backlog, end of period			62	46

Revenue for the three and six months ended June 30, 2012 decreased by 25.6 percent and 16.8 percent, respectively, compared to the same periods of 2011, primarily due to a large program contract that was recognized in the second quarter of 2011. Backlog at June 30, 2012 reflects an increase of approximately $16 million compared to both June 30, 2011 and March 31, 2012 due to several large program contracts booked in the second quarter of 2012.

Liquidity and Capital Resources
At June 30, 2012, we had a total of $429.8 million in cash and cash equivalents, $238.1 million of which was in the United States and $191.7 million at our foreign subsidiaries, compared to $263.6 million in the United States and $177.2 million at our foreign subsidiaries at December 31, 2011. The increase in cash and cash equivalents was primarily due to cash provided from operations and cash proceeds from our stock-based compensation programs, partially offset by $90.2 million spent for the repurchase of 4.0 million shares of our common stock, capital expenditures of $26.4 million, and dividends paid of $21.5 million during the period.
Cash provided by operating activities totaled $126.2 million for the six months ended June 30, 2012 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at June 30, 2012. The five-year revolving line of credit available under the Credit Agreement is not secured by any of our assets.

At June 30, 2012, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $10.1 million of letters of credit outstanding at June 30, 2012, which reduced the total available credit under the Credit Agreement.
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
A Swedish subsidiary has a 30 million Swedish Kronor (approximately $4.3 million) line of credit. At June 30, 2012, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.
Cash used by financing activities of $105.6 million for the six months ended June 30, 2012 primarily related to the repurchase of 4.0 million shares of our common stock and the payment of dividends, partially offset by cash provided from our stock-based compensation plans.
On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of June 30, 2012, there were approximately 9.9 million shares still authorized for repurchase under this authorization, which expires on February 9, 2013.
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
Contractual Obligations
As of June 30, 2012, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2012, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 to May 31, 2012	2,213,148	$21.69	2,213,148
June 1 to June 30, 2012	786,852	$21.35	786,852
Total	3,000,000	$21.60	3,000,000	9,864,755

(1)	All shares were purchased in open market transactions.
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

FLIR SYSTEMS, INC.

Date August 6, 2012	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)