Form 10-Q
period 2012-09-30
FLIR SYSTEMS INC
filed 2012-11-05
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
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
At October 31, 2012, there were 150,025,959 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$332,230	$371,327	$1,018,973	$1,138,850
Cost of goods sold	158,877	169,430	492,865	535,030
Gross profit	173,353	201,897	526,108	603,820
Operating expenses:
Research and development	29,593	35,188	103,674	112,257
Selling, general and administrative	69,523	81,300	219,181	288,036
Total operating expenses	99,116	116,488	322,855	400,293

Earnings from operations	74,237	85,409	203,253	203,527

Interest expense	3,096	1,526	8,930	2,311
Interest income	(268)	(155)	(1,073)	(505)
Other expense (income), net	2,175	66	1,190	(1,206)
Earnings from continuing operations before income taxes	69,234	83,972	194,206	202,927
Income tax provision	13,285	19,582	47,027	57,109
Earnings from continuing operations	55,949	64,390	147,179	145,818
(Loss) earnings from discontinued operations, net of tax	(44)	329	(2,042)	(475)
Net earnings	$55,905	$64,719	$145,137	$145,343

Basic earnings per share:
Continuing operations	$0.37	$0.41	$0.96	$0.92
Discontinued operations	(0.00)	0.00	(0.01)	(0.00)
Basic earnings per share	$0.37	$0.41	$0.95	$0.91

Diluted earnings per share:
Continuing operations	$0.37	$0.40	$0.95	$0.90
Discontinued operations	(0.00)	0.00	(0.01)	(0.00)
Diluted earnings per share	$0.37	$0.40	$0.94	$0.90

Weighted average shares outstanding:
Basic	150,878	158,665	152,820	159,225
Diluted	152,327	160,798	154,758	161,811

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net earnings	$55,905	$64,719	$145,137	$145,343
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,693	(33,349)	15,812	(1,549)
Comprehensive income	$78,598	$31,370	$160,949	$143,794

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$424,489	$440,846
Accounts receivable, net	283,669	325,370
Inventories	360,767	336,051
Prepaid expenses and other current assets	130,244	104,285
Deferred income taxes, net	27,013	27,443
Total current assets	1,226,182	1,233,995
Property and equipment, net	200,850	186,269
Deferred income taxes, net	31,832	31,644
Goodwill	502,401	498,343
Intangible assets, net	145,511	164,440
Other assets	39,238	32,338
	$2,146,014	$2,147,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,693	$84,190
Deferred revenue	19,741	24,046
Accrued payroll and related liabilities	39,717	49,475
Accrued product warranties	13,094	13,370
Advance payments from customers	13,681	13,219
Accrued expenses	33,249	41,183
Accrued income taxes	—	2,161
Other current liabilities	4,162	3,886
Total current liabilities	201,337	231,530
Long-term debt	248,205	247,861
Deferred income taxes	17,358	17,237
Accrued income taxes	17,052	17,537
Pension and other long-term liabilities	59,639	53,835
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2012, and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 150,063 and 154,969 shares issued at September 30, 2012, and December 31, 2011, respectively, and additional paid-in capital	246,622	352,157
Retained earnings	1,351,983	1,238,866
Accumulated other comprehensive earnings	3,818	(11,994)
Total shareholders’ equity	1,602,423	1,579,029
	$2,146,014	$2,147,029

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$145,137	$145,343
Income items not affecting cash:
Depreciation and amortization	44,859	61,208
Deferred income taxes	599	(1,904)
Stock-based compensation plans	19,997	19,313
Other non-cash items	(6,332)	3,007
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	41,476	26,711
Increase in inventories	(22,427)	(34,921)
Increase in prepaid expenses and other current assets	(24,243)	(40,050)
Decrease (increase) in other assets	4,918	(2,502)
Decrease in accounts payable	(6,720)	(8,355)
(Decrease) increase in deferred revenue	(4,382)	3,466
Decrease in accrued payroll and other liabilities	(21,438)	(34,047)
Decrease in accrued income taxes	(4,226)	(9,267)
Increase (decrease) in pension and other long-term liabilities	5,453	(307)
Cash provided by operating activities	172,671	127,695
Cash flows from investing activities:
Additions to property and equipment	(39,188)	(31,096)
Business acquisitions, net of cash acquired	—	(27,182)
Other investments	(3,000)	—
Cash used by investing activities	(42,188)	(58,278)
Cash flows from financing activities:
Net proceeds of long-term debt, including current portion	—	247,708
Repurchase of common stock	(129,010)	(124,384)
Dividends paid	(32,020)	(28,686)
Proceeds from shares issued pursuant to stock-based compensation plans	7,117	15,085
Excess tax benefit of stock options exercised	1,231	4,468
Other financing activities	(139)	(317)
Cash (used) provided by financing activities	(152,821)	113,874
Effect of exchange rate changes on cash	5,981	(1,929)
Net (decrease) increase in cash and cash equivalents	(16,357)	181,362
Cash and cash equivalents, beginning of period	440,846	193,137
Cash and cash equivalents, end of period	$424,489	$374,499

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

Note 2.	Stock-based Compensation
Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$895	$941	$2,516	$2,462
Research and development	1,297	1,152	3,771	3,997
Selling, general and administrative	4,405	3,344	13,710	12,854
Stock-based compensation expense before income taxes	6,597	5,437	19,997	19,313
Income tax benefit	(2,005)	(1,574)	(6,067)	(5,565)
Total stock-based compensation expense after income taxes	$4,592	$3,863	$13,930	$13,748
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2012	2011
Capitalized in inventory	$514	$795
As of September 30, 2012, the Company had $44.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.1 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three and nine months ended September 30, 2012 and 2011 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock option awards:
Risk-free interest rate	—	—	0.4%	1.0%
Expected dividend yield	—	—	1.3%	0.7%
Expected term	—	—	4.2 years	4.3 years
Expected volatility	—	—	39.7%	42.3%
Employee stock purchase plan:
Risk-free interest rate	—	—	0.2%	0.1%
Expected dividend yield	—	—	1.3%	0.7%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	27.4%	21.3%
The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Option Awards:
Weighted average grant date fair value per share	$—	$—	$6.43	$11.68
Total fair value of awards granted	$—	$—	$4,104	$4,513
Total fair value of awards vested	$38	$75	$6,023	$8,037
Total intrinsic value of options exercised	$3,278	$2,016	$5,637	$15,169
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$19.84	$27.43	$17.23	$34.41
Total fair value of awards granted	$121	$169	$30,643	$21,692
Total fair value of awards vested	$174	$165	$12,276	$19,098
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$5.02	$7.36
Total fair value of shares estimated to be issued	$—	$—	$1,106	$1,051
The total amount of cash received from the exercise of stock options in the three months ended September 30, 2012 and 2011 was $1.5 million and $0.8 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $0.8 million and $0.6 million, respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2012 and 2011 was $3.1 million and $11.1 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $0.1 million and $4.7 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	6,570	$20.73	5.0
Granted	638	22.30
Exercised	(405)	7.74
Forfeited	(125)	24.41
Outstanding at September 30, 2012	6,678	$21.60	5.0	$15,662
Exercisable at September 30, 2012	5,767	$20.76	4.4	$15,661
Vested and expected to vest at September 30, 2012	6,632	$21.56	5.0	$15,662
Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,305	$30.89
Granted	1,781	17.23
Vested and distributed	(555)	29.23
Forfeited	(119)	28.71
Outstanding at September 30, 2012	2,412	$21.39

During the three months ended September 30, 2012 and 2011, the Company granted approximately 6,000 time-vested restricted stock units in each period. During the nine months ended September 30, 2012 and 2011, the Company granted approximately 984,000 and 630,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the three months ended September 30, 2012 and 2011 were $19.84 and $27.43, respectively. The weighted average fair values of the time-vested restricted stock units granted during the nine months ended September 30, 2012 and 2011 were $21.67 and $34.41, respectively.
During the nine months ended September 30, 2012, the Company also granted approximately 795,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted units was determined and fixed on the date of the grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation and considered the likelihood of the Company achieving the market-based condition. The fair value of the market-based restricted stock units granted during the nine months ended September 30, 2012 was $11.73.
There were 208,383 shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the nine months ended September 30, 2012 and 4,072,134 shares remain available under the ESPP at September 30, 2012 for future issuance. Shares issued for ESPP purchases are new shares.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for earnings per share:
Earnings from continuing operations	$55,949	$64,390	$147,179	$145,818
(Loss) earnings from discontinued operations	(44)	329	(2,042)	(475)
Net earnings for basic and diluted earnings per share	$55,905	$64,719	$145,137	$145,343

Denominator for earnings per share:
Weighted average number of common shares outstanding	150,878	158,665	152,820	159,225
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,449	2,133	1,938	2,586
Weighted average diluted shares outstanding	152,327	160,798	154,758	161,811

The effect of stock-based compensation awards for the three and nine months ended September 30, 2012, which aggregated 6,792,000 shares and 3,100,000 shares, respectively, and for the three and nine months ended September 30, 2011, which aggregated 731,000 shares and 307,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since including such stock-based compensation awards would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $69.4 million and $192.6 million of cash equivalents at September 30, 2012 and December 31, 2011, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts and the zero-cost collar options as of September 30, 2012 and December 31, 2011 are disclosed in Note 5 below and based on Level 2 inputs. The fair value of the Company’s long-term debt is approximately $261.2 million based upon Level 2 inputs at September 30, 2012. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Foreign Currency Exchange Rate Risk
The gains and losses related to outstanding derivative instruments recorded in other expense (income) are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these gains and losses for the three and nine months ended September 30, 2012 were gains of $2.6 million and $2.9 million, respectively. The net amount of these gains and losses for the three and nine months ended September 30, 2011 were a loss of $3.2 million and a loss of $7.9 million, respectively.

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

The net notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	September 30, 2012	December 31, 2011
Euro	$3,645	$19,640
Swedish kronor	3,647	18,091
British pound sterling	6,686	3,050
Australian dollar	2,361	609
Danish kroner	520	174
Japanese yen	4,515	3,581
	$21,374	$45,145

At September 30, 2012, all of the Company’s foreign currency forward contracts had maturities of 45 days or less.
On June 29, 2012, the Company entered into two zero-cost collar options to limit the Company's exposure to changes in the US dollar/Euro and the US dollar/Swedish kronor exchange rates. The zero-cost collar option hedges are designed to protect the Company as the US dollar strengthens, but also provide the Company with some flexibility if the US dollar weakens. The foreign exchange hedging structure is set up, generally, on a six month time horizon. These options are not designated as hedging instruments and accordingly, gains and losses related to these options will be recorded as a component of net income. For the three months ended September 30, 2012, the Company recorded a loss of $1.7 million related to these options.
The fair value carrying amount of our derivative instruments included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$1,147	$383	$245	$640
Zero-cost collar options	—	1,671	—	—

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $5.7 million and $5.6 million at September 30, 2012 and December 31, 2011, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw material and subassemblies	$231,736	$225,573
Work-in-progress	56,153	55,886
Finished goods	72,878	54,592
	$360,767	$336,051

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $184.1 million and $164.6 million at September 30, 2012 and December 31, 2011, respectively.

Note 9.	Goodwill
As of June 30, 2012, the Company has determined that there is no impairment on its recorded goodwill and as of September 30, 2012, there have been no triggering events that would require an updated impairment review. The carrying value of goodwill by reporting segment and the activity for the nine months ended September 30, 2012 are as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2011	$251,187	$98,364	$90,501	$38,162	$20,129	$498,343
Currency translation adjustments	1,007	2,745	306	—	—	4,058
Balance, September 30, 2012	$252,194	$101,109	$90,807	$38,162	$20,129	$502,401

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $116.3 million and $98.2 million at September 30, 2012 and December 31, 2011, respectively.

Note 11.	Credit Agreements
At September 30, 2012, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $9.7 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $190.3 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accrued product warranties, beginning of period	$15,322	$19,214	$16,046	$18,686
Amounts paid for warranty services	(2,465)	(948)	(6,722)	(6,128)
Warranty provisions for products sold	1,689	(388)	4,823	4,639
Currency translation adjustments and other	646	(448)	1,045	233
Accrued product warranties, end of period	$15,192	$17,430	$15,192	$17,430
Current accrued product warranties, end of period			$13,094	$14,090
Long-term accrued product warranties, end of period			$2,098	$3,340

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Unsecured notes	$250,000	$250,000
Unamortized issuance costs	(1,795)	(2,139)
	$248,205	$247,861

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt - (Continued)
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
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2012 (in thousands):

Common stock and additional paid-in capital, December 31, 2011	$352,157
Income tax benefit of common stock options exercised	129
Common stock issued pursuant to stock-based compensation plans, net	3,654
Stock-based compensation expense	19,692
Repurchase of common stock	(129,010)
Common stock and additional paid in capital, September 30, 2012	$246,622
During the nine months ended September 30, 2012, the Company repurchased 5.9 million shares of the Company’s common stock under the February 2011 repurchase authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 20.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2013.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.07 per share of outstanding common stock was paid on September 7, 2012 to shareholders of record as of the close of business on August 20, 2012. The total cash payments for dividends in the three and nine months ended September 30, 2012 were $10.5 million and $32.0 million, respectively.

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
As of September 30, 2012, the Company had approximately $27.9 million of net unrecognized tax benefits of which $17.1 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2012, the Company had approximately $2.1 million of net accrued interest and penalties related to uncertain tax positions.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2009 – 2011
State of Oregon	2008 – 2011
State of Massachusetts	2008 – 2011
State of California	2007 – 2011
Sweden	2007 – 2011
United Kingdom	2006 – 2011
Belgium	2011

Note 17.	Operating Segments and Related Information
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue – External Customers:
Thermal Vision and Measurement	$149,540	$160,998	$447,922	$470,799
Raymarine	31,659	35,442	125,443	136,169
Surveillance	115,915	139,827	350,005	431,164
Detection	15,401	21,193	50,467	56,284
Integrated Systems	19,715	13,867	45,136	44,434
	$332,230	$371,327	$1,018,973	$1,138,850
Revenue – Intersegments:
Thermal Vision and Measurement	$3,076	$3,799	$12,527	$14,197
Raymarine	—	—	4	7
Surveillance	5,260	5,982	17,246	23,003
Detection	1,027	1,913	1,803	3,391
Integrated Systems	295	—	1,342	1,811
Eliminations	(9,658)	(11,694)	(32,922)	(42,409)
	$—	$—	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$42,916	$47,162	$109,651	$131,447
Raymarine	374	(2,824)	9,944	11,829
Surveillance	39,243	51,872	114,965	149,672
Detection	1,131	1,997	801	(4,878)
Integrated Systems	1,333	298	1,267	126
Other	(10,760)	(13,096)	(33,375)	(84,669)
	$74,237	$85,409	$203,253	$203,527

	September 30, 2012	December 31, 2011
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$224,448	$233,888
Raymarine	68,945	60,093
Surveillance	295,403	316,615
Detection	35,687	32,447
Integrated Systems	19,953	17,774
Discontinued Operations	—	604
	$644,436	$661,421

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$185,222	$205,579	$536,150	$598,236
Europe	61,507	87,647	231,374	279,341
Other international	85,501	78,101	251,449	261,273
	$332,230	$371,327	$1,018,973	$1,138,850
Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$576,520	$587,592
Europe	301,442	284,171
Other international	10,038	9,627
	$888,000	$881,390

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
US Government	$91,714	$118,659	$265,976	$348,944

Note 18.	Discontinued Operations
During the three months ended June 30, 2012, the Company sold the two remaining business units that had been classified as discontinued operations. The operating losses of those operations up to the time of sale and the net losses on the sales of the units, net of tax, are reflected in the Consolidated Statements of Income for the nine months ended September 30, 2012.

Note 19.	Subsequent Events
On October 18, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share on its common stock, payable on December 7, 2012, to shareholders of record as of the close of business on November 19, 2012. The total cash payment of this dividend will be approximately $10.5 million.
On October 25, 2012, the Company announced that it has entered into an agreement pursuant to which it has agreed to acquire Lorex Technology Inc., a leading provider of consumer oriented and professional grade video surveillance systems, for CAD$1.30 per share, or a total cash purchase price of CAD$59 million.

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
Revenue. Consolidated revenue for the three months ended September 30, 2012 decreased by 10.5 percent, from $371.3 million in the third quarter of 2011 to $332.2 million in the third quarter of 2012. Consolidated revenue for the nine months ended September 30, 2012 decreased by 10.5 percent, from $1,138.9 million in the first nine months of 2011 to $1,019.0 million in the first nine months of 2012. Each of our operating segments, except Integrated Systems, reported decreases in year over year revenues for both the three and nine month periods primarily due to continued reductions in demand for our products from the US Government and Middle East government agencies and weaker world-wide economic conditions. Of the $39.1 million decrease in total revenue for the three months ended September 30, 2012 compared to the same period in 2011, $26.9 million, or 68.8 percent, was related to lower revenues from US Government customers; for the nine month periods, the year over year decline in revenue of $119.9 million included a decline of $83.0 million of revenue from US Government customers.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2012 to be between 6 percent to 9 percent lower than 2011 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
The Company expects that the challenging world-wide economic conditions that impacted revenue performance for the three and nine months ended September 30, 2012 will continue to impact the Company's business going forward.   More specifically, reduced spending by US Government and Middle East government agencies, the continuing Eurozone crisis and the scheduled year-end expiration of income tax cuts, the temporary payroll tax cut and, in the absence of action by the US Congress to the contrary, potential material reductions in federal spending resulting from the Budget Control Act of 2011 (referred to as the “fiscal cliff”), among other global economic developments, all present challenges for the Company and render predictions regarding future performance difficult to make.

International sales accounted for 44.2 percent and 44.6 percent of total revenue for the quarters ended September 30, 2012 and 2011, respectively and 47.4 percent and 47.5 percent for the nine months ended September 30, 2012 and 2011, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another, but overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2012 was $158.9 million and $492.9 million, respectively, compared to cost of goods sold for the three and nine months ended September 30, 2011 of $169.4 million and $535.0 million, respectively. The year over year decreases in cost of goods sold primarily relate to the lower year over year revenues and change in product mix. In the three and nine months ended September 30, 2012, costs of goods sold included restructuring charges of $0.3 million and $3.7 million, respectively, primarily for force reductions in our Thermal Vision and Measurement and Detection segments; in the three and nine months ended September 30, 2011, costs of goods sold included restructuring charges of $0.9 million. For the nine months ended September 30, 2011, costs of goods sold included charges of $7.3 million for the amortization of fair value adjustments on inventory acquired through the acquisition of ICx Technologies in 2010.
Gross profit. Gross profit for the quarter ended September 30, 2012 was $173.4 million compared to $201.9 million for the same quarter last year. Gross profit for the nine months ended September 30, 2012 was $526.1 million compared to $603.8 million for the same period of 2011. The decrease in gross profit was due to the lower revenue year over year and lower consolidated gross margin. Gross margin, defined as gross profit divided by revenue, decreased from 54.4 percent in the third quarter of 2011 to 52.2 percent in the third quarter of 2012, primarily due to lower absorption of overhead costs in our Commercial Systems division partially offset by product mix. For the first nine months of 2012, gross margin was 51.6 percent compared to 53.0 percent in the same period of 2011 with the decline primarily due to lower factory costs absorption in our Commercial Systems division and the year over year increase in restructuring costs partially offset by the elimination of 2011 amortization expenses related to fair value adjustments on inventory acquired through the acquisition of ICx Technologies in 2010.
Research and development expenses. Research and development expenses for the third quarter of 2012 totaled $29.6 million, compared to $35.2 million in the third quarter of 2011. Research and development expenses for the first nine months of 2012 and 2011 were $103.7 million and $112.3 million, respectively. The decrease in research and development expenses for the three and nine month periods year over year is primarily due to cost containment efforts taken across the Company. Research and development expenses as a percentage of revenue were 8.9 percent and 10.2 percent for the three and nine months ended September 30, 2012, respectively, compared to 9.5 percent and 9.9 percent for the three and nine months ended September 30, 2011, respectively. Research and development expenses are expected to remain at the upper end of our anticipated long-term research and development spending relative to sales due to the current sluggish revenue environment. Over the five annual periods through December 31, 2011, our annual research and development expenses have varied between 8.0 percent and 9.5 percent of revenue.
Selling, general and administrative expenses. Selling, general and administrative expenses were $69.5 million for the quarter ended September 30, 2012, compared to $81.3 million for the quarter ended September 30, 2011. Selling, general and administrative expenses for the first nine months of 2012 and 2011 were $219.2 million and $288.0 million, respectively. The decrease in selling, general and administrative expenses for the third quarter year over year was attributable to cost containment efforts taken across the Company in response to the lower revenues. The decrease in expenses for the nine month periods year over year was primarily due to a $39.0 million litigation settlement incurred in 2011, decreased selling, general and administrative spending in each of our business segments, and lower corporate costs. Selling, general and administrative expenses as a percentage of revenue were 20.9 percent and 21.9 percent for the quarters ended September 30, 2012 and 2011, respectively and 21.5 percent and 25.3 percent for the nine months ended September 30, 2012 and 2011, respectively. Over the past five years, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.8 percent of revenue.
Interest expense. Interest expense for the third quarter and first nine months of 2012 was $3.1 million and $8.9 million, respectively, compared to $1.5 million and $2.3 million for the same periods of 2011. The increase in interest expense for the third quarter and first nine months of 2012 compared to the prior year was due to interest expense associated with the $250 million aggregate principal amount of 3.750% senior unsecured notes due September 1, 2016 issued in August 2011.
Income taxes. The income tax provision of $13.3 million for the three months ended September 30, 2012, represents a quarterly effective tax rate of 19.2 percent. We expect the annual effective tax rate for the full year of 2012 to be 26 percent to 28 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments. The quarterly effective tax rate is significantly lower than the expected annual effective rate due to the recognition of previously unrecognized tax benefits which resulted in a $5.2 million reduction of our income tax provision during the quarter ended September 30, 2012.

Segment Operating Results
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$149.5	$161.0	$447.9	$470.8
Earnings from operations	42.9	47.2	109.7	131.4
Operating margin	28.7%	29.3%	24.5%	27.9%
Backlog, end of period			167	166
Revenue for the three and nine months ended September 30, 2012 decreased by 7.1 percent and 4.9 percent, respectively, compared to the same periods of 2011. The decrease in the three month period is primarily due to lower revenues from all of our thermography product lines partially offset by increases for the cores and components product line and personal vision system cameras. For the nine month period, the decrease is attributable to lower revenues in the cores and components product line and our thermography product lines. The revenue declines were experienced in all geographies due to world-wide economic weaknesses and lower demand from cores and components customers in the United States. The decline in earnings from operations for both the three months and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to the flow through of lower revenues and lower absorption of factory costs partially offset by efforts to control and reduce operating expenses. Backlog at September 30, 2012 was essentially flat compared to September 30, 2011; however, backlog increased by $9 million during the three months ended September 30, 2012.
Raymarine
Raymarine operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$31.7	$35.4	$125.4	$136.2
Earnings (loss) from operations	0.4	(2.8)	9.9	11.8
Operating margin	1.2%	(8.0)%	7.9%	8.7%
Backlog, end of period			6	7
Revenue for the three and nine months ended September 30, 2012 decreased by 10.7 percent and 7.9 percent, respectively, compared to the same periods of 2011, primarily due to weak market conditions in Europe. The increase in earnings from operations for the three months ended September 30 , 2012 compared to the same period of 2011 was primarily due to an approximate one-third reduction of operating expenses offsetting the decline in year over year revenue. The decrease in earnings from operations for the nine months ended September 30, 2012 compared to the same period in the prior year was primarily due to the reduced sales partially offset by cost control efforts that have yielded lower 2012 operating expenses.
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$115.9	$139.8	$350.0	$431.2
Earnings from operations	39.2	51.9	115.0	149.7
Operating margin	33.9%	37.1%	32.8%	34.7%
Backlog, end of period			289	294

Revenue for the three and nine months ended September 30, 2012 decreased by 17.1 percent and 18.8 percent, respectively, compared to the same periods of 2011, primarily due to decreases in revenue from US Government customers. The decline in revenues and the change in product mix of the segment, partially offset by a decrease in operating expenses, resulted in the decline in earnings from operations for both the three and nine month periods ended September 30, 2012, compared to the same periods in 2011.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$15.4	$21.2	$50.5	$56.3
Earnings (loss) from operations	1.1	2.0	0.8	(4.9)
Operating margin	7.3%	9.4%	1.6%	(8.7)%
Backlog, end of period			24	35

Revenue for three months ended September 30, 2012 decreased by 27.3 percent compared to the same period of 2011, primarily due to two significant sales in 2011 and to lower research and development contract revenues as the segment has eliminated some of its locations. For the nine months, the decrease in revenue is primarily due to lower research and development contract revenues partially offset by a slight increase in product revenues. Earnings from operations decreased for the three month period year over year due to the decline in revenues partially offset by reductions in operating expenses. The loss from operations for the nine months ended September 30, 2011 included the amortization of fair value adjustments on inventory of $4.2 million. The elimination of the inventory adjustment and lower operating expenses partially offset by lower revenues were the main factors contributing to the improvement in operating results for the nine month period year over year.
Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$19.7	$13.9	$45.1	$44.4
Earnings from operations	1.3	0.3	1.3	0.1
Operating margin	6.8%	2.1%	2.8%	0.3%
Backlog, end of period			79	45

Revenue for the three and nine months ended September 30, 2012 increased by 42.2 percent and 1.6 percent, respectively, compared to the same periods of 2011, primarily due to revenue from a large program that was recognized in the third quarter of 2012. Backlog at September 30, 2012 reflects an increase of approximately $34 million compared to September 30, 2011 due to several large program contracts booked in the second and third quarters of 2012.

Liquidity and Capital Resources
At September 30, 2012, we had a total of $424.5 million in cash and cash equivalents, $212.0 million of which was in the United States and $212.5 million at our foreign subsidiaries, compared to $263.6 million in the United States and $177.2 million at our foreign subsidiaries at December 31, 2011. The decrease in cash and cash equivalents was primarily due to $129.0 million spent for the repurchase of 5.9 million shares of our common stock, capital expenditures of $39.2 million, and dividends paid of $32.0 million during the period, partially offset by cash provided from operations and cash proceeds from our stock-based compensation programs.
Cash provided by operating activities totaled $172.7 million for the nine months ended September 30, 2012 primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.

On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until October 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at September 30, 2012. The five-year revolving line of credit available under the Credit Agreement is not secured by any of our assets.
At September 30, 2012, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $9.7 million of letters of credit outstanding at September 30, 2012, which reduced the total available credit under the Credit Agreement.
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
A Swedish subsidiary has a 30 million Swedish Kronor (approximately $4.6 million) line of credit. At September 30, 2012, the Company had no amounts outstanding on this line of credit. The 30 million Swedish Kronor line of credit is secured primarily by accounts receivable and inventories of the Sweden subsidiary and is subject to automatic renewal on an annual basis.
Cash used by financing activities of $152.8 million for the nine months ended September 30, 2012 primarily related to the repurchase of 5.9 million shares of our common stock and the payment of dividends, partially offset by cash provided from our stock-based compensation plans.
On February 9, 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our outstanding common stock. As of September 30, 2012, there were approximately 7.9 million shares still remaining for repurchase under this authorization, which expires on February 9, 2013.
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
Contractual Obligations
As of September 30, 2012, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2012, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012	745,800	$19.26	745,800
August 1 to August 31, 2012	750,000	$20.75	750,000
September 1 to September 30, 2012	449,000	$19.78	449,000
Total	1,944,800	$19.96	1,944,800	7,919,955

(1)	All shares were purchased in open market transactions.
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

Employment Agreements.

Earl R. Lewis. On November 5, 2012, the Company entered into an Employment Agreement with Earl R. Lewis, pursuant to which Mr. Lewis is employed by the Company as President and Chief Executive Officer. The Agreement constitutes an amendment and restatement of the Employment Agreement between Mr. Lewis and the Company dated as of February 28, 2011. The Agreement is for a term ending January 1, 2014, and provides for a minimum annual base salary of $875,000 for 2013. Pursuant to the Agreement, Mr. Lewis will also be eligible for bonuses, incentive payments, and equity grants as determined by the Compensation Committee of the Company's Board of Directors. If Mr. Lewis terminates the Agreement or the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Lewis would be paid through the date of termination. In the event that the Agreement terminates as a result of the death of Mr. Lewis, the Company would be required to pay an amount equal to one year's base salary to Mr. Lewis' estate or designated beneficiary. If the Company terminates the Agreement without Cause, the Company would be required to continue to pay Mr. Lewis an amount equal to his base salary in effect at the time of termination for a period equal to the greater of 18 months or the remaining term of the Agreement plus a severance payment in an amount not less than one year's base salary. In addition, if the Company terminates the Agreement without Cause, all equity awards granted to Mr. Lewis would immediately vest. If Mr. Lewis's employment is terminated at a time when a successor as CEO has been identified, he will be paid through termination and will be eligible to receive a prorated award under the Company's annual incentive plan then in effect. The Agreement also provides that Mr. Lewis will be entitled to all benefits made available to other executive officers. The foregoing description of the Employment Agreement with Mr. Lewis does not purport to be complete and is qualified in its entirety by the full text of the agreement, which is filed as an exhibit to this Report and is incorporated herein by reference.

Item 6.	Exhibits

Number	Description

10.1	Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of November 5, 2012.(1)

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 5, 2012	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)