Form 10-K
period 2012-12-31
FLIR SYSTEMS INC
filed 2013-03-01
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $2,935,526,744.
As of February 25, 2013, there were 144,967,941 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

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
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced surveillance and tactical defense capabilities, facilitating air, ground, and maritime navigation, enhancing enjoyment of the outdoors, providing infrastructure inefficiency information, conveying preemptive structural deficiency data, displaying process irregularities, and enabling commercial business opportunities through our continual support and development of new thermal imaging data and analytics applications. Our business model meets the needs of a multitude of customers - we sell off-the-shelf products to a wide variety of markets in an efficient, timely, and affordable manner as well as offer a variety of system configurations to suit specific customer requirements. Centered on the design of products for low cost manufacturing and high volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.
Our business is organized into two divisions: Commercial Systems and Government Systems. Within these divisions, we had five reporting segments in 2012: Thermal Vision & Measurement and Raymarine, which comprise the Commercial Systems division; and Surveillance, Detection, and Integrated Systems, which make up our Government Systems division.
Thermal Vision & Measurement (“TVM”) products are generally sold for applications where the customer need is to see at night or in adverse conditions or to image a scene while gathering valuable situational and temperature information. Due to continued reductions in the cost of infrared technology, demand in large untapped commercial markets such as commercial and residential security, transportation, marine, airborne, personal night vision, and first responder markets has grown rapidly. Our TVM products range from highly sensitive cameras with extensive analytic capabilities and sophisticated image processing to less expensive cameras offering a mix of performance and value for less demanding applications. Our infrared sensors business, which sells focal plane arrays and camera cores internally as well as to third parties on an original equipment manufacturer (“OEM”) basis, is also part of TVM. Revenue from TVM was $628.0 million, which represented 45 percent of consolidated revenue in 2012.
Raymarine designs, develops, and markets electronics for the maritime market and is a leading global provider of fully integrated “stem to stern” networked electronic systems for boats of many sizes. Products include multifunction displays used to control multiple on-board electronic components, radar systems, thermal imaging cameras, autopilot systems, sonar modules, connectivity software, and various other instruments used to monitor factors such as boat speed, direction, and location. The business distributes its products through a large network of independent distributors and retailers as well as through its relationships with boat builders, providing both first fitment and aftermarket solutions. During 2012, Raymarine generated revenue of $158.2 million which represented 11 percent of consolidated 2012 revenue.

Our Surveillance segment is focused on selling advanced imaging and sensor systems to government customers and markets where high performance is required. Typical applications include intelligence, surveillance, and reconnaissance (“ISR”), force protection, drug interdiction, search and rescue, special operations, and target designation. Surveillance products are sold off-the-shelf or can be customized for specific applications and frequently incorporate additional sensors, including visible light cameras, radars, low light cameras, laser rangefinders, laser illuminators, and laser designators. Surveillance products range in price from under $10,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized targeting systems. Surveillance segment revenue was $486.4 million in 2012, or 35 percent of consolidated revenue.
Detection primarily produces sensor systems that detect and identify chemical, biological, radiological, nuclear, and explosives (“CBRNE”) threats. Detection has unique strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States government customers. With a history of entering into government-funded design and development contracts, Detection has built relationships with key government customers and has experience in converting highly specialized technologies into commercial solutions that are marketable to a global customer base. Detection continues to expand into new markets that include environmental monitoring, food safety, and narcotics detection. During 2012, the Detection segment generated $63.3 million of revenue, representing 5 percent of consolidated revenue.
Integrated Systems develops platform solutions for combating sophisticated security threats and incorporates multiple sensor systems in order to deliver actionable intelligence for wide area surveillance, intrusion detection, border security, and facility security. Integrated Systems incorporates advanced sensors from both the FLIR product suite and external vendors in order to design and manufacture adaptive and effective force protection, homeland security, and commercial solutions that are designed to save lives and protect critical assets. Integrated Systems revenue in 2012 was $69.5 million, representing 5 percent of consolidated revenue.
For additional information concerning the Company's segments, including revenues from external customers, earnings from operations, and total assets by segment presented in accordance with our segment structure, see Note 17 to the Consolidated Financial Statements in Item 8.
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
Recent Acquisitions
Since the beginning of 2008, we have made a total of thirteen acquisitions. During 2012, we made two acquisitions, both within the TVM segment of our Commercial Systems division: Lorex Technology Inc. (“Lorex”) and Traficon International NV (“Traficon”).
The acquisition of Lorex, which was completed on December 20, 2012, provides us with leading residential and commercial wired, wireless, and IP video surveillance cameras and related technologies. Lorex has two primary product lines. The first product line uses the Lorex brand and is focused on bundled video surveillance systems for homes and small businesses. These systems are available in thousands of retail locations across North America and are typically sold in pre-packaged bundles that include several cameras, a video recorder and various accessories. The second product line, currently marketed under the Digimerge brand, is focused on surveillance systems for professional integrators and installers of advanced security systems to industrial and commercial customers. The Digimerge brand is intended to be transitioned to the FLIR brand in 2013. Both product lines will expand TVM's existing security systems product line and provide new channels for our infrared technology as we continue to lower the total cost of ownership of thermal technology.
Traficon is a global leader in video image processing software and hardware for roadway traffic analysis, particularly incident detection and intersection management. Traficon was acquired on December 28, 2012, and provides us with distribution channels and technological proficiencies that we expect will help us accelerate the adoption of thermal technology in the expanding worldwide market for video-based traffic monitoring solutions. Additionally, we expect to integrate Traficon's video analytics capabilities into our other imaging lines of business to offer enhanced functionality and the development of new applications.
We are selective and opportunistic in our acquisitions, seeking to purchase companies that are strategically significant and additive or complementary to our existing technologies, distribution network, or product portfolio. We are continuously evaluating opportunities for additional acquisitions, but cannot predict the timing, size, or nature of any future activity.
FLIR Systems, Inc. is an Oregon corporation and was incorporated in 1978. Our headquarters are located at 27700 SW Parkway Avenue, Wilsonville, Oregon 97070, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.
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

Internally-Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple pools of customers. Since the beginning of 2008, we have invested approximately $583 million in research and development (“R&D”) of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable and can be marketed to multiple markets for multiple applications.
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
We continue to expand this distribution platform through internal growth and outside acquisitions. Our 2010 acquisition of Raymarine Holdings Ltd. ("Raymarine") further enhanced our distribution network of thermal marine products by adding a worldwide distribution channel of dealers, retailers, distributors, wholesalers and OEMs to our maritime business. Additionally, our 2012 acquisition of Lorex provides us with established distribution channels to consumer retailers and complementary security systems integrators, and provides us with robust Internet sales and marketing capabilities.
Investment in Research and Development and Intellectual Property Platform
We have invested heavily in research and development over the past ten years, resulting in industry leading innovations and a robust intellectual property portfolio that is focused on our core infrared technologies.  Through our strategic acquisitions and increased investment in intellectual property capture, we not only continue to bolster the strength of our core patent portfolio, but we have also significantly expanded the breadth of our patent coverage.  To complement our strong patent portfolio, we also continue to strengthen our key brands by unifying critical design features across product lines, enhancing our worldwide trademark coverage, and growing brand awareness through social media outlets.  We intend to continue to protect our innovations through a variety of intellectual property mechanisms.
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flow. In the years ended December 31, 2012 and 2011, our net cash provided by operating activities was $285.5 million and $243.9 million, respectively. Over the past 5 years, our operating cash flows have exceeded our net earnings every year. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as executing strategic acquisitions, undertaking new product or technology development initiatives, building out our distribution and marketing presence, making capital investments, or repurchasing shares of our common stock in the open market. Since 2007, we have utilized approximately $688 million of cash for acquisitions, $525 million for share repurchases, and $236 million for capital expenditures. In 2011, we initiated a quarterly common stock dividend, further augmenting our capital structure and shareholder return strategy.

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
Continually Reduce Costs
Our ability to continue penetrating and expanding on our leading market position and into the markets for advanced sensor systems is predicated on our success at reducing our internal costs to manufacture systems. Through our commercial operating model, we have had great success designing and manufacturing products that benefit from economies of scale and thus reduce our cost to deliver a product to our customers. We expect to further leverage this model and accelerate the virtuous cycle our business has created where increased unit volume output reduces our costs, allowing us to lower selling prices, which increases demand and sales volume for our products. We intend to continue to reduce costs, through continuing to vertically integrate our operations, expanding our use of shared services, rationalizing our strategic sourcing alternatives, and consolidating and diversifying our manufacturing operations, which we believe will result in increased market demand for our products.
For example, in 2012, we transitioned a European manufacturing operation to the United States, centralized certain shared services functions and manufacturing oversight in Europe, and consolidated several manufacturing facilities in the United States.
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

Build Application Awareness and Our Brands
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
Focus on Financial Performance
We are focused on translating success in selling our products into high margins and increasing profits. We have been consistently successful in doing so through cost discipline, considering the impact of key business decisions on financial performance, and benchmarking our business against some of the best performing companies in the world. Coupling consistent sales growth with a focus on controlling costs has yielded significant financial flexibility. The cash flow that our business generates has allowed us to invest in growth initiatives as well as return value to our shareholders. Over the past five years, our revenue, earnings per share, and operating cash flows have grown at annual rates of 13 percent, 10 percent, and 20 percent, respectively. We evaluate opportunities to deploy our cash flows in the context of long-term profitability and shareholder return impact.

Business Segments
Thermal Vision & Measurement
Our Thermal Vision & Measurement segment addresses thermal imaging applications where a customer has a need to see at night or in adverse conditions, or to image a scene while also gathering valuable situational and temperature information. These markets have grown in size and breadth as prices have declined, volumes have increased, and new applications have emerged. While these markets are broad and growing rapidly, many of these markets exhibit low penetration rates for infrared technology. Our strategies in this business are to continue to develop products for high-end applications while introducing new products at lower price points, and to capitalize on highly price-elastic demand in numerous emerging markets. These strategies focus our efforts on building distribution channel relationships, accelerating design cycles, reducing manufacturing costs, and providing excellent customer service. While we expect markets to continue to develop in the future, significant markets for our TVM products today include:
Thermal Vision Markets

Security and Surveillance
Thermal imaging systems have been used for surveillance and perimeter security of government, military and industrial facilities for many years. Over the past few years, we have introduced a series of lower priced, purpose built systems targeted at the commercial security market and are actively expanding distribution in this market. Our thermal and visible light security products are now being used to protect critical infrastructure, ports, borders, commercial sites, and residential homes. Demand for security systems utilizing thermal imaging technology is growing rapidly, especially in lower cost, higher volume market segments.

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

Intelligent Traffic
Thermal imaging is a growing application for the monitoring and analyzing roadway traffic. Our cameras and imaging algorithms are used primarily to enable the efficient flow of traffic at roadway intersections and to monitor tunnels and road shoulders for stopped vehicles. While road-embedded magnetic rings or visible light cameras have historically been used for analyzing intersections and roadways, thermal technology has shown to be a more effective solution. This is largely due to the valuable information that is provided by a thermal image, which is more useful than visible light solutions when analyzing scenes with imaging algorithms. Additionally, our thermal images are not impeded by darkness, shadows, direct sunlight, or other weather effects while visible light and competing thermal cameras can be adversely affected by such conditions.

Law Enforcement
We are a leader in the supply of low cost, hand-held systems to the law enforcement market. These cameras provide a lightweight, cost-effective, high performance tool for police officers and other law enforcement professionals to conduct search and rescue, surveillance, or pursuit missions.

OEM Markets
We supply cooled and uncooled camera cores, sensors, and readout integrated circuits on an OEM basis for a broad range of applications where customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major applications in this segment are firefighting, unmanned aerial vehicles, cooled cores for military applications, readout integrated circuits for digital X-ray, and security.

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

Building Inspection
Infrared imagers can detect missing insulation, electrical faults, water intrusion and pest infiltration, can gauge energy efficiency, and can help detect the presence of moisture. Market segments include building diagnostics, energy auditing and home inspection, property and facility management, HVAC and plumbing, and moisture detection and restoration. This market has grown rapidly as costs have declined and new uses for thermal imaging systems have emerged.

Gas Detection
Specially designed infrared systems can detect and image hydrocarbon gas emissions or leaks. Using this technology, we have established a market focused on leak detection at gas production, transmission and storage locations, as well as compliance monitoring by environmental and other regulatory agencies. New applications are emerging for this technology. For example, we now have a system that detects sulfur hexafluoride, a dangerous pollutant and potential fire hazard used as an insulator in electrical transformers. The U.S. Environmental Protection Agency (“EPA”) has issued a requirement that large-scale extractors and distributors of greenhouse gases begin to annually self-report the amount of greenhouse gas that is emitted from their facilities. The EPA allows, and in certain situations requires, the use of optical gas imaging systems such as ours to be used to perform the emission analysis.

Test and Measurement
We supply trade professionals a wide range of test equipment to deliver high accuracy readings for the measurement of electricity, light, sound, temperature, humidity, airflow, revolutions per minute, and water quality. Our fifteen product categories provide innovative tools that are used worldwide and are available through catalogs, distributors and retail stores.

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

Sales and Distribution
We sell our TVM products worldwide through a direct sales staff and a network of distributors and representatives. Our TVM business continues to expand distribution by hiring additional direct sales personnel and expanding third-party distribution networks in specific markets, particularly in Asia, Latin America, and other emerging markets. In certain markets, TVM has chosen to supply camera cores on an OEM basis to companies with well established distribution networks. For example, we are partnered with Autoliv Electronics to most efficiently distribute our core technology into the automotive market. With our further expansion into the low cost segment of the commercial markets, we have developed greater competencies in market research, electronic marketing, marketing communications, and business development. Our ability to identify new markets, adapt our product solutions to meet unique market needs, quickly develop marketing communications that highlight our unique features, and leverage existing and new distribution channels to develop incremental business are important aspects of our marketing and communications efforts.
TVM carries backlog in certain markets, but the business is less backlog dependent than our Government Systems division’s segments. TVM order backlog, defined as orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months, was $158 million as of December 31, 2012, compared with $136 million at the end of 2011.
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
Competition
Many of the markets that TVM addresses are emerging from the early-adopter environments to broader-based demand, which has attracted competitors. While our market share in thermography products is significant, estimated to be approximately 60 percent based on independent industry research, we view the TVM market as highly competitive, with both large and niche providers of thermal camera equipment. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product design and functionality, product quality, product cost, ability to deliver in a timely manner, trustworthy customer service, distribution reach, brand name, and scalability of operations. We are uniquely positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our operating model, our advanced research and development capabilities, our established and reliable distribution and service network, our diversified manufacturing operations, and our broad product offering. Our competitors vary market by market, but include divisions of Danaher (Fluke), General Dynamics, L-3 Communications, Sofradir, Axis Communications, NEC, Testo, and numerous smaller companies.
Raymarine
Raymarine is a leading provider of marine electronics, and continues as a pioneer in the innovation of technologies that give boaters confidence on the water. The comprehensive suite of products that Raymarine develops and markets is intended to fulfill all of the marine electronic needs of recreational boaters and offer best-in-class integrated control solutions for all of their on-board instrumentation. The current product portfolio includes multifunction displays, autopilots, thermal imaging cameras, radars, sonar modules, and other instruments which interconnect through Raymarine’s proprietary networking solutions. This broad product range is differentiated by the reliability, usability, and interconnectivity of the instruments we provide. Raymarine’s core capability, providing a comprehensive and centralized control, navigation, and communication system that can be managed with a single integrated data output, is valuable to our customers, who increasingly look for quality, technologically advanced products from a single-source.

Our key strategies for Raymarine include continued investment in R&D to create truly new and innovative products and leveraging our global thermal imaging capabilities into the recreational marine industry, expanding into adjacent markets, and enhancing the integration capabilities of the business through investments in software and networking solutions. While the boating market that Raymarine serves is sizable, the industry has been in a cyclical trough. We believe that recent product developments and operational improvements have positioned the business to benefit significantly as global demand returns to historical levels.
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
Raymarine also supplies a global network of retailers, distributors and wholesalers. Many of these partnerships are on an exclusive basis, whereby Raymarine is the only electronic boating equipment stocked. Raymarine also has a global network of dealers and service centers which are able to sell, repair, and install Raymarine’s products. This global support and repair service network is very important to boaters as many of our products are critical to the operation of a boat and easy access to parts and service help ensure quick repairs. Additionally, the business has established a presence at retail locations and boat shows, which serves to build the Raymarine brand in both the new-build and aftermarket spaces. Having a strong consumer brand name and a large installed base of users created through our first fitments drives business in the aftermarket as boaters look to upgrade or replace instrumentation, often with the brand with which they are familiar.
Raymarine’s backlog as of December 31, 2012, was $6 million. Raymarine is not considered a backlog intensive business, as shipment of product typically occurs within a few weeks of receipt of orders.
Customers
Raymarine sells its products via diverse distribution channels to a wide variety of customers. Raymarine has established long-term relationships with approximately 250 OEM boat builders, each of which have experience and knowledge of the product capabilities, quality, and reliability. These OEMs value the breadth of the Raymarine product line and our global dealership service network. We supply many OEMs directly, who outfit their new boats with integrated Raymarine electronic systems. As a result of Raymarine’s long standing relationships with OEMs and its ability to provide fully integrated electronic systems, including an electronic “backbone” to a boat, there is a high level of business from consumers purchasing replacement or upgrade equipment for their outfitted boats. We also sell discrete instruments to consumers who are looking to install new or upgrade existing marine electronics on their small, medium, or large boats.
Competition
The maritime electronics markets are intensely competitive with many established brands and companies. We compete with these companies through innovation, product capabilities and perceived value, relationships with OEMs and distributors, and product availability and service. We believe we compete successfully with our strength in distribution, established brand name, engineering capabilities, and renewed financial flexibility. Our principal competitors in the recreational boating market include Furuno, Garmin, Navico, as well as numerous smaller companies.

Surveillance
Surveillance focuses on providing enhanced vision and detection capabilities to a wide variety of military, paramilitary, law enforcement, public safety, and other government customers. Our systems typically provide the capability to see over long distances, day or night, through adverse weather conditions, and from a wide variety of vehicle, man portable, and fixed installation platforms. Currently, the majority of our Surveillance infrared imaging systems use cooled technology to identify objects from long distances; however, uncooled thermal imaging systems are growing rapidly in certain markets such as weapon sights, hand-held monoculars/binoculars, military vehicles, and unmanned aerial vehicles. Many of our customers require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments, or maritime conditions. Systems are often installed onto larger platforms and must be able to integrate with such other systems as aircraft avionics, radars, laser systems, command and control centers, and large, broad-based security networks.
Surveillance offers a very wide array of products across multiple applications. For airborne applications, we have developed highly stabilized platforms, known as gimbals, which typically contain multiple payloads in addition to the infrared imaging system, as well as sophisticated software and analytic capabilities. For land applications, we manufacture three types of products: hand-held products, platform mounted products, and targeting products. Platform mounted surveillance systems include imaging and radar solutions which are typically housed in a weather-tight enclosure and feature remote control capabilities and multi-sensor integration capability. Hand-held products are ruggedized and have optional lenses and target location capabilities. Ground-based targeting products are designed to attach to existing daylight sights to provide bore-sighted, nighttime capabilities. For maritime applications, we manufacture shipborne products which are similar to our airborne gimbals, but are inverted and customized for the marine environment.
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
Markets

Search and Rescue
Thermal imaging systems are used in airborne and shipborne search and rescue missions to rescue individuals in danger or distress on boats or vehicles, or wounded or lost in adverse conditions. Such systems are in use today by organizations such as the United States Army, United States Coast Guard, the United States Marine Corps, the United States Air National Guard, and the United Kingdom Ministry of Defense.

Force Protection
In instances where military or other personnel are deployed in hostile areas, thermal imaging systems mounted on towers or other platforms are deployed to identify and defeat potential threats at an early stage. Our systems are deployed for this purpose by the United States Army, United States Marine Corps, and others worldwide.

Border and Maritime Patrol
Our systems are used in airborne, shipborne, hand-held and fixed installation applications for border and maritime surveillance, particularly at night, to enforce borders and coastal waters, to monitor national fishing boundaries and to prevent smuggling. Our cameras are currently deployed along numerous borders worldwide, including in the United States, Europe and the Middle East.

Surveillance and Reconnaissance
Thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution frequency-modulated continuous wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems can be installed on fixed platforms, manned mobile platforms, and unmanned aerial vehicles.

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

Sales and Distribution
Our Surveillance business has a direct sales staff and a network of independent representatives and distributors covering major government markets worldwide. Included in this total are technical and customer support staff in the United States, Europe, the Middle East, and Asia Pacific who provide application development, technical training and operational assistance to direct and indirect sales personnel as well as to customers.
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
Surveillance typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2012, Surveillance backlog totaled $261 million, compared with $247 million at December 31, 2011.
Customers
Surveillance customers generally consist of United States and foreign government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors and aircraft manufacturers. A substantial portion of our consolidated revenue is derived from sales to United States and foreign government agencies and our business will continue to be substantially dependent upon such sales. Aggregate sales to United States government agencies accounted for 27 percent of our consolidated revenue in 2012, 29 percent in 2011, and 34 percent in 2010. We expect revenue outside the United States to continue to account for a significant portion of our Surveillance revenue, but demand for our equipment is increasing rapidly outside the United States. The Surveillance segment is susceptible to some seasonality in its orders primarily based on the United States government budget year end. The result is that the third quarter tends to exhibit the largest amount of orders for our Surveillance segment. However, fiscal policy trends, budget delays, and general economic trends can overshadow this seasonality in any given year.
Competition
The Surveillance segment operates in highly competitive markets. Many of our competitors in the government sector are well established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price, and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower priced solutions that result from our commercial operating model, and our service and support functions that exist in the field and near the customer. Our current principal competitors in the Surveillance markets include divisions of BAE Systems, DRS (a Finmeccanica company), Elbit Systems, General Dynamics, L-3 Communications, Lockheed Martin, Raytheon, Sagem, Sofradir, and Thales.
Detection
Our Detection segment provides leading capabilities in the development of advanced sensor technologies used to detect and identify CBRNE threats. The Detection segment is focused on developing technologies and products to penetrate a global market for advanced threat detection capabilities. Detection leverages an established technical research and development organization which, we believe, enables the business to offer the highest quality, most sensitive, and easiest to use products that meet the evolving needs of government and commercial security providers worldwide.
Detection manufactures and markets the leading portable explosive detector, the smallest spectroscopic radiation detector, and the smallest hand-held Raman sensor. The methods Detection’s CBRNE solutions utilize to test and monitor areas for threats include continuous air sampling mass spectrometry (indoor and outdoor), point detection, spray-based analysis, gamma ray detection, vapor testing, liquids screening, and Raman spectroscopy. With significant experience in managing government-funded research and development projects, Detection has developed relationships with various government decision makers and has substantial knowledge of the governmental procurement process.

Markets
Government and private sectors are continuing to find new ways to address increasingly sophisticated types of terrorist attacks, including CBRNE threats, as well as other major security risks and natural disasters. Detection designs, develops and manufactures compact, rugged, and portable instruments that detect CBRNE threats for various end users. Product success has allowed Detection to build a leadership position in the homeland security market, and the business intends to expand on this position through continued development of innovative technologies. We are also expanding into new markets that include environmental monitoring, food safety, and narcotics detection.
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
Detection derives a portion of its revenue, approximately 27 percent in 2012, from funding received from agencies of the United States government pursuant to research projects. The revenue that we recognize under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded research and development.
At December 31, 2012, Detection had a total backlog of $24 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within twelve months.
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

Integrated Systems
Integrated Systems provides platform integration and software solutions that enable adaptive systems to protect and secure borders, perimeters, and critical infrastructure. Integrated Systems utilizes an array of sensor technologies, such as radars, thermal imaging and visible light cameras, chemical detectors, radiation detectors, and command and control systems, provided by our other segments as well as from external parties, to create high value solutions for customers across the world. Integrated Solutions has expertise in creating systems that incorporate numerous sensors and making them work together to meet the often demanding requirements of government and commercial security providers. Integrated Systems performs as a prime contractor on many projects, which strengthens our relationship with the users of our various sensor solutions, allows us to reduce total cost of ownership, and reduces system turnaround time by removing additional steps in the procurement process.
Integrated Systems manufactures and markets several highly accurate mobile and fixed solutions for perimeter surveillance. The CerberusTM mobile unmanned towers and manned SkyWatchTM towers are utilized for protecting borders, securing facilities, protecting forces, and safeguarding the public. These tower systems can be deployed in almost any environment and are fully networkable platform solutions that integrate various sensor suites, including infrared thermal or visible light cameras, ground surveillance radar, video motion detection, and unattended ground sensors. The towers are used at various points along the United States-Mexico border, at theme parks, at national monuments, by the military at home and abroad, by numerous police forces across the United States and to secure high-profile events such as Mardi Gras, the Super Bowl, the Independence Day celebrations on the National Mall and inauguration ceremonies.
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
Sales and Distribution
Integrated Systems markets its solutions to customers through a direct sales force and sales representatives. This sales organization has been successful at selling established solutions to various customers across the world and has secured funded research and development projects with the United States government. These projects are strategically sought out and bid on with the intention that the technologies and solutions that are developed will later be sold to other customers on a commercial basis. In 2012, approximately 54 percent of Integrated Systems revenue was derived from these contracted research projects. At December 31, 2012, Integrated Systems had a total backlog of $71 million, compared with $42 million as December 31, 2011.
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
Competition
The diverse portfolio of solutions Integrated Systems is able to provide places the business in competition with a wide variety of companies in the homeland security, defense, and industrial sectors. We compete by creating innovative new solutions, identifying new markets for advanced surveillance solutions, reducing the total cost of ownership, and building on a successful track record with current customers. Integrated Systems competes with diversified defense integrators, commercial security system integrators, and divisions of large technology companies, such as: Boeing, Cobham, Honeywell, L-3 Communications, Lockheed Martin, Northrup Grumman, Raytheon, SAIC, Cassidian, Telephonics, and Thales.

Technology and Capabilities
We use our expertise in product design, infrared imaging sensors, mass spectronomy, sensing material, optics, lasers, image processing, systems integration, and other technologies, to develop and produce sophisticated thermal, multi-sensor imaging, and threat detection systems. We integrate the following capabilities and disciplines into our manufacturing processes:

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

Lasers and Laser Components
Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including pointers, illuminators, rangefinders and designators. We design and manufacture purpose-built laser rangefinders and designators for inclusion in some of our gimbaled systems. We also manufacture certain laser-related components for customers. Our 2011 acquisition of Aerius Photonics enhanced our ability to provide advanced laser components.

Tactical Platforms
With our acquisition of ICx in 2010, we added the capability to develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our Surveillance and Detection products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted tower systems, branded under CerberusTM and SkyWatchTM names, can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high profile events.

Research & Development
Our success has been and will continue to be substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our R&D capabilities. Our internally funded research and development expenses were $137.8 million, $147.2 million and $116.6 million in 2012, 2011 and 2010, respectively. We intend to continue to have significant internal research and development expenses in the future to provide a continuing flow of innovative and high quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally-funded amounts, we have spent a declining amount on research and development projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook.
Focusing on projects that have the highest probability for commercial marketability, our R&D teams are located within our business segments. These teams work to develop products that will fulfill our customers’ constantly evolving needs while also sharing findings, technologies, tools, and best practices with one another. One method that our Government Systems division R&D teams use to ensure our new products evolve with our customers is a development process that utilizes rapid field testing and refinement of new technologies in order to get end-users the critical protection and information tools they need as quickly as possible. A key tenet of our development philosophy is seeking and receiving end-user feedback on new or upgraded products. Engineers in the field work with the end-users in real-time in order to revise and tune products quickly and efficiently. The solicitation and effectiveness of the end-user feedback has proven integral to our success in creating the most technologically advanced yet user-friendly solutions.
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
Manufacturing
We manufacture many of the critical components for our products, including but not limited to infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems and micro-coolers, and develop much of the necessary software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, certain coolers and optics, circuit boards, cables and wire harnesses. These purchased and manufactured components are then assembled into finished systems and tested at one of our primary production facilities located in the U.S., Sweden, Estonia, France, and Canada. Certain components and finished goods, especially many of our Raymarine products, are produced by contract manufacturers.
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
Employees
As of December 31, 2012, we had 2,962 employees of which 1,746 were located in the United States and 1,216 were located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are good.
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
In 2012, our performance was negatively impacted by reduced spending by the United States and Middle East government agencies and the Eurozone crisis. Continuation of the conditions that led to reduced spending and potential further reductions in spending globally by either consumers or government agencies could have a material adverse effect on our business, financial condition and results of operations.
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
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2012, 2011 and 2010, approximately 27 percent, 29 percent and 34 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
As a result of passage of the Budget Control Act of 2011, substantial uncertainty exists in the spending levels and priorities of the United States government, particularly with respect to military expenditures. Reductions in military spending, known as the "sequester," could adversely affect our results from operations. The continued use of continuing resolutions by the United States government, which limit spending flexibility and levels by United States government agencies, may also have a material adverse effect on our results of operations.
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

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete, our ability to introduce new or enhanced products and enter into new markets
The markets in which we compete, including the thermal imaging and CBRNE industries, are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant research and development costs to improve our manufacturing capability, reduce costs, and develop and introduce new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner, our business, financial condition and results of operations would be adversely affected. In addition, we cannot be certain that our new products and technologies will be successful or that customers will accept any of our new products.
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
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2012, 2011 and 2010, international sales accounted for 49 percent, 48 percent and 47 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental controls;

•	restrictions on the export of critical technology;

•	trade restrictions;

•	difficulty in collecting receivables;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	restrictions on repatriation of earnings;

•	restriction on the importation and exportation of goods and services;

•	compliance with anti-bribery and anti-corruption laws;

•	difficulties in staffing and managing international operations; and

•	political and economic instability.
No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.
Operating margins may be negatively impacted by a downturn in sales
Our expense levels are based, in part, on our expectations regarding future sales and these expenses are largely fixed in the short term. Some expenses, such as those related to research and development activities, would likely be maintained in the event of a sales downturn in order to maintain and enhance the long-term competitiveness of the Company. We maintain inventories of finished goods, components and raw materials at levels we believe are necessary to meet anticipated sales. Accordingly, we may not be able to reduce our costs in a timely manner to compensate for any unexpected shortfall between forecasted and actual sales. Any significant shortfall of sales may result in us carrying higher levels of inventories of finished goods, components and raw materials thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Our fixed costs, including facilities and information technology costs, compliance and public company costs, and depreciation and amortization related to previous acquisitions and capital expenditures, are significant and are difficult to reduce in the short term.

Competition in our markets is intense and our failure to compete effectively could adversely affect our business
Competition in the markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. Many of our competitors have greater financial, technical, research and development, and marketing resources than we do. All of these factors, as well as the potential for increased competition from new market entrants, require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
We have made thirteen acquisitions of various sizes in the past five years. Our most recent acquisitions include Lorex and Traficon in 2012, Aerius Photonics, LLC in 2011, and Raymarine Holdings Limited (“Raymarine”) and ICx Technologies, Inc. (“ICx”) in 2010. The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
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
We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2012, our intangible assets, including goodwill, totaled $643.7 million and represented 30 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
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

Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business
Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold United States patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the markets we serve, there can be no assurance that we will be able to maintain our competitive advantage or that our competitors will not develop capabilities equal or superior to ours.
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
We rely on information systems, electronic communication systems, internal and external data and application software in our operations. Systems failures, security breaches, and other disruptions, whether internal or external, could have an adverse effect on our business and results of operations
The efficient operation of our business is dependent on computer hardware, software, and communication systems. Even the most well protected information systems are vulnerable to systems failures. Such failures could be caused by internal or external events such as incursions by intruders or hackers, computer viruses, power outages or cyber terrorists. We are particularly mindful of these risks because we believe the technologies we have developed or acquired are attractive to third parties.  The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason, or any significant breach of security could disrupt our business and result in numerous effects, including reduced effectiveness and efficiency of our operations, increased overhead costs, and the loss or compromise of important information or data, causing our reputation, business, and results of operations to be adversely affected.
Our products may suffer from defects or errors leading to substantial product liability, damage or warranty claims
We include complex system designs and components in our products that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses including expenses arising from product liability and warranty claims, disrupt sales and affect our reputation and that of our products, which could have a material adverse effect on our business, financial condition and results of operations. As we expand our presence into new markets, we may face increased exposure to product liability claims. We maintain product liability insurance but cannot be certain that it will be sufficient or will continue to be available on acceptable terms.

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

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	changes in foreign tax rates or agreed upon foreign taxable base; and/or

•	the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2012, we conducted manufacturing, research and development, and sales and administration in 82 facilities world-wide. Of these, we owned 7 facilities with approximately 683 thousand square feet and leased 24 facilities with approximately 587 thousand square feet in the United States, and we owned 7 facilities with approximately 375 thousand square feet and leased 44 facilities with approximately 258 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
Taby (Stockholm), Sweden	205	—
North Billerica (Boston), Massachusetts	133	—
Goleta (Santa Barbara), California	169	137
Nashua, New Hampshire	140	—
Alpharetta (Atlanta), Georgia	—	81
Fareham (Portsmouth), United Kingdom	63	—
Other	194	627
Total	1,058	845
Our reportable segments operate out of facilities as follows:
Thermal Vision and Measurement: Taby, Sweden; Goleta, California; Nashua, New Hampshire; and 8 facilities in the United States and 30 facilities located outside the United States.
Raymarine: Fareham, UK and 3 facilities in the United States and 13 facilities located outside the United States.
Surveillance: Wilsonville, Oregon; North Billerica, Massachusetts; Taby, Sweden; and 8 facilities in the United States and 4 facilities located outside the United States.
Detection: 6 facilities in the United States and 1 facility located outside the United States.
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

	2012		2011
	High	Low	High	Low
First Quarter	$26.81	$24.56	$34.61	$28.87
Second Quarter	25.07	19.06	37.04	32.03
Third Quarter	21.17	18.33	34.68	22.15
Fourth Quarter	22.32	18.97	27.68	24.16
At December 31, 2012, there were approximately 113 holders of record of our common stock and 145,813,720 shares outstanding. On February 9, 2011, we announced the adoption of a dividend policy under which we began to pay quarterly cash dividends for the first time in our history. During the year ended December 31, 2011, we paid dividends quarterly at the rate of $0.06 per share for a total of $38.0 million. During the year ended December 31, 2012, we paid dividends quarterly at the rate of $0.07 per share for a total of $42.5 million. On February 7, 2013, we announced an increase of our quarterly dividend to $0.09 per share. We currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors the Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2007, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11	Dec 12
FLIR Systems, Inc.	$100.00	$98.02	$104.57	$95.05	$80.78	$72.86
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
S&P 500 Electronic Equipment & Instruments Index	100.00	42.54	67.01	76.49	65.01	58.62

During 2012, we repurchased approximately 10.5 million shares for a total of approximately $214.2 million. The following table summarizes our 2012 common stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2012 Under the Plans or Programs
January 1 to January 31, 2012	398,702	$25.82	398,702
February 1 to February 29, 2012	601,298	$25.10	601,298
May 1 to May 31, 2012	2,213,148	$21.69	2,213,148
June 1 to June 30, 2012	786,852	$21.35	786,852
July 1 to July 31, 2012	745,800	$19.26	745,800
August 1 to August 31, 2012	750,000	$20.75	750,000
September 1 to September 30, 2012	449,000	$19.78	449,000
October 1 to October 31, 2012	47,200	$20.00	47,200
November 1 to November 30, 2012	4,473,600	$18.83	4,473,600
Total	10,465,600	$20.47	10,465,600	3,399,155

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. All shares of our common stock repurchased in 2012 were repurchased under authorization by our Board of Directors, granted on February 9, 2011, pursuant to which we were authorized to repurchase up to 20.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization expired on February 9, 2013.

On February 6, 2013 our Board of Directors authorized us to repurchase up to an additional 25.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization will expire on February 6, 2015.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2012	2011		2010	2009	2008
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,405,358	$1,544,062		$1,388,437	$1,147,087	$1,076,974
Cost of goods sold	673,968	715,458		624,796	488,558	470,832
Gross profit	731,390	828,604		763,641	658,529	606,142
Operating expenses:
Research and development	137,762	147,177		116,635	91,301	89,964
Selling, general and administrative	290,298	368,232	(1)	286,695	219,941	231,687
Total operating expenses	428,060	515,409		403,330	311,242	321,651
Earnings from operations	303,330	313,195		360,311	347,287	284,491
Interest expense	11,659	5,487		2,884	6,882	14,336
Interest income	(1,582)	(1,273)		(1,258)	(1,749)	(7,397)
Other expense (income), net	1,341	(2,098)		(4,015)	1,761	(12,766)
Earnings from continuing operations before income taxes	291,912	311,079		362,700	340,393	290,318
Income tax provision	66,556	88,427		114,326	110,180	89,418
Earnings from continuing operations	225,356	222,652		248,374	230,213	200,900
Loss from discontinued operations, net of tax	(2,958)	(1,178)		(248)	—	—
Net earnings	$222,398	$221,474		$248,126	$230,213	$200,900
Basic earnings per share:
Continuing operations	$1.49	$1.41		$1.59	$1.54	$1.45
Discontinued operations	(0.02)	(0.01)		(0.00)	—	—
Basic earnings per share	$1.47	$1.40		$1.59	$1.54	$1.45
Diluted earnings per share:
Continuing operations	$1.47	$1.38		$1.54	$1.45	$1.28
Discontinued operations	(0.02)	(0.01)		(0.00)	—	—
Diluted earnings per share	$1.45	$1.38		$1.54	$1.45	$1.28
_______________
(1)    Selling, general and administrative expenses for 2011 include the payment of a $39.0 million litigation settlement. See Note 13 to the Consolidated Financial Statements in Item 8 for additional information.

	December 31,
	2012	2011		2010	2009	2008
	(in thousands)
Balance Sheet Data:
Working capital	$925,754	$1,000,339		$703,100	$793,142	$640,227
Total assets	2,177,505	2,149,114		1,859,806	1,494,544	1,241,077
Short-term debt	374	136		131	19	21
Long-term debt, excluding current portion	248,319	247,861		—	57,992	182,825
Total shareholders’ equity	1,599,901	1,579,029		1,522,548	1,203,749	844,725

Other Financial Data:
Cash dividends declared per common share	$0.28	$0.24		$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
International revenue accounted for approximately 49 percent, 48 percent and 47 percent of our revenue in 2012, 2011 and 2010, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kroner and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations.
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
We expect that the challenging world-wide economic conditions that impacted revenue performance in 2012 will continue to impact our business going forward.   More specifically, reduced spending by United States and Middle East government agencies, the continuing Eurozone crisis, the impact in the United States of the year-end 2012 expiration of income and payroll tax cuts, and, in the absence of action by the United States Congress to the contrary, potential material reductions in federal spending resulting from the Budget Control Act of 2011, among other global economic developments, all present challenges for us and render predictions regarding future performance difficult to make.

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
We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2012, our accounts receivable balance of $335.2 million is reported net of allowances for doubtful accounts of $6.6 million. We believe our reported allowances at December 31, 2012, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.
Inventory.    Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2012, our inventories of $381.4 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
Goodwill.    We have recorded goodwill in connection with our business acquisitions. We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the goodwill may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the applicable business segments of the Company. Our current review indicates that no adjustments are necessary for the goodwill assets, which have a carrying value of $503.1 million as of December 31, 2012.
Product warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $16.2 million at December 31, 2012 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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
Income taxes.    We record our deferred tax assets when the benefits are more likely than not to be recognized. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2012, we have determined that a valuation allowance against our net deferred tax assets of $9.3 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

Consolidated Operating Results
The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	48.0	46.3	45.0
Gross profit	52.0	53.7	55.0
Operating expenses:
Research and development	9.8	9.5	8.4
Selling, general and administrative	20.7	23.8	20.6
Total operating expenses	30.5	33.4	29.0
Earnings from operations	21.6	20.3	26.0
Interest expense	0.8	0.4	0.2
Interest income	(0.1)	(0.1)	(0.1)
Other income, net	0.1	(0.1)	(0.3)
Earnings from continuing operations before income taxes	20.8	20.1	26.1
Income tax provision	4.7	5.7	8.2
Earnings from continuing operations	16.0	14.4	17.9
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.0)
Net earnings	15.8%	14.3%	17.9%
_______________

(1)	Totals may not recompute due to rounding
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2012, 2011 and 2010. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.
The operating results for 2012 do not include any amounts for either Lorex or Traficon as any such amounts were not significant.
Revenue.    Revenue for 2012 totaled $1,405.4 million, a decrease of 9.0 percent from 2011 revenue of $1,544.1 million. Each of our operating segments, except Integrated Systems, reported decreases in year over year revenues due to continued reductions in demand for our products from United States government and Middle East government agencies and weaker world-wide economic conditions resulting in lower demand for many of our commercial product lines. The decline of $138.7 million in year over year revenue included a decline of $71.3 million from United States government customers.

Revenue for 2011 totaled $1,544.1 million, an increase of 11.2 percent over 2010 revenue of $1,388.4 million. The increase was primarily due to increased revenue from our Thermal Vision and Measurement segment, and a full year of revenues reported by Raymarine Holdings, Ltd. (“Raymarine”) which was acquired on May 14, 2010, and ICx Technologies, Inc. (“ICx”) which was acquired on October 4, 2010. Excluding revenue from Raymarine and ICx, revenue for the year ended December 31, 2011 was flat compared to the same period in 2010 as revenue from our Thermal Vision and Measurement segment increased by 14.9 percent in 2011 compared to the same period in 2010, while revenue from our Surveillance segment declined by 14.0 percent in 2011 compared to the same period in 2010.
International revenue in 2012 totaled $687.5 million, representing 48.9 percent of revenue. This compares with international revenue in 2011 which totaled $740.6 million, representing 48.0 percent of revenue and $653.7 million in 2010, representing 47.1 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2012 and 2011was $674.0 million and $715.5 million, respectively. The year over year decrease in cost of goods sold primarily relate to the lower year over year revenues and changes in product mix. In the year ended December 31, 2012, costs of goods sold included restructuring charges of $3.8 million, primarily for work force reductions in our Thermal Vision and Measurement and Detection segments; in the year ended December 31, 2011, costs of goods sold included restructuring charges of $0.9 million. For the year ended December 31, 2011, costs of goods sold included charges of $7.3 million for the amortization of fair value adjustments on inventory acquired through the acquisition of ICx in 2010.
Cost of goods sold in 2011 of $715.5 million was an increase of $90.7 million, or 14.5 percent, over cost of goods sold of $624.8 million in 2010. The increase was primarily due to the increase in revenues year over year as discussed above. For the year ended December 31, 2010, cost of goods sold included charges of $3.6 million for the amortization of fair value adjustments on inventory of ICx.
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
Gross profit.    Gross profit for the year ended December 31, 2012 was $731.4 million compared to $828.6 million in 2011. Gross margin, defined as gross profit divided by revenue, decreased from 53.7 percent in 2011 to 52.0 percent in 2012. The decrease in gross profit in 2012 was primarily due to the lower revenue year over year and a lower consolidated gross margin. Gross margin decreased in 2012 from 2011 primarily due to a shift in product mix in both our Thermal Vision and Measurement and Surveillance segments and reduced absorption of fixed costs due to lower revenues, partially offset by the elimination of 2011 amortization expenses related to fair value adjustments on inventory of ICx.
Gross profit for the year ended December 31, 2011 was $828.6 million compared to $763.6 million in 2010. Gross margin decreased from 55.0 percent in 2010 to 53.7 percent in 2011. The decrease in gross margin was primarily due to a higher percentage of revenue from Raymarine and ICx business units, both of which have historically lower gross margins than our other business segments, as well as a change in the product mix in our Surveillance segment. These effects were partially offset by the continued production efficiencies realized from increased volumes in our Thermal Vision and Measurement segment. Excluding Raymarine and the ICx business units, gross margins were 57.4 percent in 2011, up slightly from 56.8 percent in 2010.
Research and development.    Research and development expenses were $137.8 million, or 9.8 percent of revenue in 2012, compared to $147.2 million, or 9.5 percent of revenue, in 2011, and $116.6 million, or 8.4 percent of revenue, in 2010. The decrease in research and development expenses in 2012 from 2011 was primarily due to cost containment efforts in light of the decrease in revenue. The increase in research and development expenses in 2011 over 2010 was due to increased investment in new product development as well as the research and development activity conducted by newly acquired companies.
We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $290.3 million, or 20.7 percent of revenue in 2012 compared to $368.2 million, or 23.8 percent of revenue, in 2011 and $286.7 million, or 20.6 percent of revenue, in 2010. The decrease in selling, general and administrative expenses from 2011 to 2012 was primarily due to the payment of a $39.0 million litigation settlement in 2011, cost control efforts taken in 2012 in light of the revenue decline and lower annual incentive expenses. The increase in selling, general and administrative expenses from 2010 to 2011 was primarily due to the operating expenses related to businesses acquired during 2010 which represented $46.1 million of the increase and the $39.0 million litigation settlement in 2011. While selling, general and administrative expenses may be affected in the future by acquisitions with different cost structures, we anticipate selling, general and administrative expenses to increase at a slower rate than revenue in our existing businesses.
Interest expense.    Interest expense totaled $11.7 million, $5.5 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense in 2012 and 2011 is primarily attributable to the interest expense associated with the $250 million aggregate principal amount of 3.75 percent senior unsecured notes due September 1, 2016 that were issued in August 2011 and the amortization of the costs related to the issuance of the notes. Interest expense in 2010 is primarily attributable to interest on the convertible notes that were issued in June 2003, the amortization of the discounts recorded on the notes and the costs related to the issuance of the notes. The convertible notes were fully converted by June 2010.
Income taxes.    Our income tax provision was $66.6 million, $88.4 million and $114.3 million in 2012, 2011 and 2010, respectively. The effective tax rates for 2012, 2011 and 2010 were 22.8 percent, 28.4 percent and 31.5 percent, respectively. The mix in taxable income between our United States and international operations has a significant impact on our annual income tax provision and effective tax rates. Our effective tax rate is lower than the United States federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign, federal and state tax credits and other one-time items such as amended tax filings and business dispositions. For 2012, the effective tax rate decrease was primarily due to the impact of a multi-year agreement, effective August 1, 2012, with a European jurisdiction, the effect of amended state tax filings, and the impact of revaluations of deferred tax assets and liabilities due to changes in certain foreign statutory tax rates. We expect the effective tax rate for 2013 to be approximately 25 percent excluding discrete items.
At December 31, 2012, the Company had United States tax net operating loss carry-forwards totaling approximately $57.9 million which expire between 2018 and 2031. In addition, the Company has various state net operating loss carry-forwards totaling approximately $79.5 million which expire between 2018 and 2031. The federal and state net operating losses were generated by ICx Technologies, Inc. prior to being acquired by us in 2010. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $93.5 million which expire between 2018 and 2033.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. We believe that the net deferred tax assets of $55.2 million reflected on the December 31, 2012 Consolidated Balance Sheet are materially realizable based on future forecasts of taxable income over a relatively short time horizon, but we have determined that a valuation allowance against our net deferred tax assets of $9.3 million is required, primarily related to certain acquired net operating losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating whether the deferred tax assets will be realized.
Discontinued operations.   In 2010, in connection with the acquisition of ICx, we began to pursue the sale of certain business units of ICx and the results of operations for such business units were reported as discontinued operations until their respective dispositions. During the second quarter of 2012, we sold the remaining two business units reported as discontinued operations. The operating losses of those operations, including insignificant associated losses recognized subsequent to their disposal, and the net losses on the sales of the units, net of tax are reflected in the Consolidated Statements of Income for the year ended December 31, 2012.

Segment Operating Results
As of January 1, 2011, we merged the Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. Raymarine was acquired on May 14, 2010, creating the Raymarine operating segment. Finally, ICx was acquired on October 4, 2010 and the ICx operating results for the period from acquisition through December 31, 2010 was reported as a separate segment. Effective as of January 1, 2011, ICx results are reported as our Detection and Integrated System segments, and a portion is reported in our Surveillance segment. Beginning January 1, 2011, the former Government Systems operating segment is also included in the Surveillance operating segment.
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue	$628.0	$660.3	$574.9
Earnings from operations	171.3	194.7	163.7
Operating margin	27.3%	29.5%	28.5%
Backlog	158	136	135
Thermal Vision and Measurement revenue decreased by 4.9 percent in 2012 compared to 2011, primarily due to lower revenues in the cores and components product line and the premium thermography product lines. Revenue declined in all geographies due to world-wide economic weaknesses which were particularly significant in our Europe, Middle East and Africa regions. United States revenue was adversely impacted by lower revenue from cores and components customers. Earnings from operations decreased by 12.0 percent due to the flow through of lower revenues and lower absorption of factory costs partially offset by a 5.5 percent reduction in operating expenses.
Revenue increased by 14.9 percent in 2011 compared to 2010 primarily due to increased unit deliveries from several of the segment’s product lines including thermography, cores and components, and maritime. Earnings from operations increased by 18.9 percent due to the increase in revenue and manufacturing efficiencies resulting from higher production volumes and lower material costs on new products.
Raymarine
Raymarine operating results are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue	$158.2	$171.5	$104.1
Earnings from operations	11.2	11.9	8.3
Operating margin	7.1%	6.9%	8.0%
Backlog	6	5	11
Raymarine segment revenue for the year ended December 31, 2012 decreased by 7.8 percent, compared to 2011, primarily due to weak market conditions in Europe. Earnings from operations in 2012 decreased by 5.9 percent compared to 2011 primarily due to lower revenue resulting in lower gross profit, largely offset by a 9.9 percent reduction in operating expenses.
Operating results for 2010 are for the period from May 14, 2010 through December 31, 2010. Raymarine earnings from operations include the impact of the amortization of intangible assets of $3.5 million in 2012, $3.8 million in 2011 and $2.1 million in 2010.
Surveillance
Surveillance operating results are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue	$486.4	$577.6	$671.3
Earnings from operations	160.2	208.5	256.2
Operating margin	32.9%	36.1%	38.2%
Backlog	261	247	333

Surveillance segment revenue decreased by 15.8 percent in 2012 compared to 2011, primarily due to a 26.6 percent decrease in revenue from US government customers. Earnings from operations declined by 23.2 percent due to lower revenues, lower gross margins resulting from a change in segment product mix, partially offset by a 10.5 percent decrease in operating expenses.
Revenue decreased by 14.0 percent in 2011 compared to 2010, primarily due to decreases in revenue from U.S. government agencies, partially offset by revenue of $8.8 million from ICx business units, which were acquired on October 4, 2010. Lower revenue and increased segment operating expenses caused the decline in earnings from operations and operating margin from 2010 to 2011. The decline in backlog from 2010 to 2011 was primarily due to the reduction in procurement activity by our U.S. government customers.
Detection
Detection operating results are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue	$63.3	$79.9	$23.6
Earnings (loss) from operations	1.1	(5.6)	(2.5)
Operating margin	1.7%	(7.0)%	(10.8)%
Backlog	24	25	20

Detection segment revenue for the year ended December 31, 2012 decreased by 20.8 percent compared to the same period of 2011, primarily due to two significant program deliveries in 2011 and to lower research and development contract revenues pursuant to the segment's strategy to reduce its customer-paid research and development activity. The loss from operations in 2011included the amortization of fair value adjustments on inventory of $4.2 million. The elimination of the fair value inventory adjustment and a 27.9 percent reduction in operating expenses partially offset by lower revenues were the main factors contributing to the improvement in operating results for 2012 compared to 2011.
Operating results for 2010 are for the period from October 4, 2010 through December 31, 2010. The earnings from operations include the impact of the amortization of fair value adjustments on inventory of $4.2 million and $2.1 million in 2011 and 2010, respectively. The fair value adjustment on inventory related to purchase price accounting and the adjustment was fully amortized in 2011.
Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue	$69.5	$54.8	$14.7
Earnings from operations	5.2	1.7	0.0
Operating margin	7.4%	3.0%	0.2%
Backlog	71	42	36
Integrated Systems segment revenue for the year ended December 31, 2012 increased by 26.7 percent over 2011, primarily due to an increase in large program revenue recognized year over year. Backlog at December 31, 2012 reflects an increase due to several large program contracts booked during 2012.
Operating results for 2010 are for the period from October 4, 2010 through December 31, 2010. The earnings from operations include the impact of the amortization of fair value adjustments on inventory of $0.5 million and $0.2 million in 2011 and 2010, respectively. The fair value adjustment on inventory related to purchase price accounting and the adjustment was fully amortized in 2011.

Liquidity and Capital Resources
At December 31, 2012, we had a total of $321.7 million in cash and cash equivalents, $150.3 million of which was in the United States and $171.4 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2011 of $440.8 million, of which $263.6 million was in the United States and $177.3 million at our foreign subsidiaries. The decrease in cash and cash equivalents in 2012 was primarily due to the repurchase of 10.5 million shares of our common stock for $214.2 million, business acquisitions of $105.9 million, capital expenditures of $58.1 million and dividends paid of $42.5 million, partially offset by cash provided from operations.
Cash provided by operating activities in 2012 totaled $285.5 million compared to $243.9 million in 2011 and $255.3 million in 2010. The increase in cash provided from operating activities in 2012 compared to 2011 was primarily due to a year over year reduction in cash used for certain working capital components, particularly inventories and income tax related assets and liabilities. The decrease in cash provided from operating activities in 2011 compared to 2010 was primarily due to the decrease in net earnings partially offset by a year over year reduction in cash used for certain working capital components.
Cash used for investing activities for the year ended December 31, 2012 totaled $167.0 million, primarily consisting of the acquisition of Lorex Technology Inc. for $61.2 million and Traficon International NV for $46.3 million and capital expenditures of $58.2 million. Capital expenditures in 2012 included building improvements for our facilities in Nashua, New Hampshire, Taby, Sweden and Croissy-Beaubourg, France and equipment requirements for existing and future product lines. Cash used for investing activities for the year ended December 31, 2011 totaled $67.1 million, primarily consisting of the acquisition of Aerius Photonics, LLC for $27.0 million and capital expenditures of $42.0 million. Capital expenditures in 2011 included the purchase of a building in Fareham, United Kingdom and building improvements for our facilities in Nashua, New Hampshire and Taby, Sweden. Cash used for investing activities for the year ended December 31, 2010 totaled $465.4 million, primarily consisting of the acquisitions of Raymarine for $174.7 million and ICx for $228.0 million and capital expenditures of $65.7 million. Capital expenditures in 2010 included the purchase of two buildings for $36.2 million.
Cash used by financing activities for the year ended December 31, 2012 totaled $244.3 million, primarily consisting of the repurchase of shares of our common stock and the payment of dividends. Cash provided from financing activities for the year ended December 31, 2011 totaled $75.4 million, primarily consisting of the net proceeds of $247.7 million from the issuance of our 3.75 percent senior unsecured notes due September 1, 2016 (the "Notes") and cash provided from our stock-based compensation plans partially offset by the payment of dividends and repurchase of approximately 6.0 million shares of our common stock. Cash provided from financing activities for the year ended December 31, 2010 totaled $6.5 million, primarily consisting of the repurchase of approximately 1.3 million shares of our common stock, offset by proceeds from shares issued for, and tax benefits recognized from, our stock-based compensation plans.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until February 8, 2016. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, euro, kroner, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at December 31, 2012. The five-year revolving line of credit available under the Credit Agreement is unsecured.
At December 31, 2012, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $10.6 million and $15.8 million of letters of credit outstanding at December 31, 2012 and 2011, respectively, which reduced the total available credit under the Credit Agreement.
On August 19, 2011, the Company issued $250 million aggregate principal amount of the Notes. The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semi-annually in arrears on March 1 and September 1. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
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

Off-Balance Sheet Arrangements
As of December 31, 2012, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2012, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$287,500	$9,375	$18,750	$259,375	$—
Operating leases	37,078	12,051	13,677	5,725	5,625
Licensing rights	2,475	550	1,100	825	—
Post-retirement obligations	23,337	534	14,497	1,012	7,294
Other obligations	4,570	3,339	1,231	—	—
	$354,960	$25,849	$49,255	$266,937	$12,919
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its unrecognized tax benefits of $35.1 million and, therefore has not included the unrecognized tax benefits in the table of significant contractual obligations as of December 31, 2012. For further detail on unrecognized tax benefits, see Note 14 to the consolidated financial statements included in this Report. We did not include approximately $10.6 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our credit agreements. The credit agreements are at variable rates. A change in interest rates under the credit agreements impacts the interest that we incur and our cash flows. At December 31, 2012, no amounts were outstanding under our credit agreements; consequently, no sensitivity analysis is presented.
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-U.S. operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2012, exchange contracts with a notional amount of approximately $129.0 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $718.6 million and $622.4 million at December 31, 2012 and 2011, respectively. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $71.9 million and $62.2 million at December 31, 2012 and 2011, respectively. The increase in the potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This item includes the following financial information:

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon Corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 1, 2013

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$1,405,358	$1,544,062	$1,388,437
Cost of goods sold	673,968	715,458	624,796
Gross profit	731,390	828,604	763,641
Operating expenses:
Research and development	137,762	147,177	116,635
Selling, general and administrative	290,298	368,232	286,695
Total operating expenses	428,060	515,409	403,330
Earnings from operations	303,330	313,195	360,311
Interest expense	11,659	5,487	2,884
Interest income	(1,582)	(1,273)	(1,258)
Other expense (income), net	1,341	(2,098)	(4,015)
Earnings from continuing operations before income taxes	291,912	311,079	362,700
Income tax provision	66,556	88,427	114,326
Earnings from continuing operations	225,356	222,652	248,374
Loss from discontinued operations, net of tax	(2,958)	(1,178)	(248)
Net earnings	$222,398	$221,474	$248,126
Basic earnings per share:
Continuing operations	$1.49	$1.41	$1.59
Discontinued operations	(0.02)	(0.01)	(0.00)
Basic earnings per share	$1.47	$1.40	$1.59
Diluted earnings per share:
Continuing operations	$1.47	$1.38	$1.54
Discontinued operations	(0.02)	(0.01)	(0.00)
Diluted earnings per share	$1.45	$1.38	$1.54

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net earnings	$222,398	$221,474	$248,126
Other comprehensive income (loss), net of tax:
Pension plans	745	(1,113)	664
Foreign currency translation adjustments	20,790	(12,533)	(6,142)
Comprehensive income	$243,933	$207,828	$242,648

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$321,739	$440,846
Accounts receivable, net	335,163	329,581
Inventories	381,378	336,051
Prepaid expenses and other current assets	96,006	102,159
Deferred income taxes, net	30,960	27,443
Total current assets	1,165,246	1,236,080
Property and equipment, net	211,615	186,269
Deferred income taxes, net	32,223	31,644
Goodwill	503,078	498,343
Intangible assets, net	140,621	164,440
Other assets	124,722	32,338
	$2,177,505	$2,149,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,156	$84,190
Deferred revenue	29,465	28,257
Accrued payroll and related liabilities	41,506	49,475
Accrued product warranties	13,169	13,370
Advance payments from customers	12,150	13,219
Accrued expenses	32,772	41,183
Accrued income taxes	11,943	2,161
Other current liabilities	4,331	3,886
Total current liabilities	239,492	235,741
Long-term debt	248,319	247,861
Deferred income taxes	7,996	17,237
Accrued income taxes	22,812	17,537
Pension and other long-term liabilities	58,985	51,709
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2012 or 2011	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 145,814 and 154,969 shares issued at December 31, 2012 and 2011, respectively, and additional paid-in capital	171,546	352,157
Retained earnings	1,418,814	1,238,866
Accumulated other comprehensive earnings (loss)	9,541	(11,994)
Total shareholders’ equity	1,599,901	1,579,029
	$2,177,505	$2,149,114

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholder’s Equity
	Shares	Amount

Balance, December 31, 2009	152,826	$389,316	$807,303	$7,130	$1,203,749
Net earnings for the year	—	—	248,126	—	248,126
Income tax benefit of common stock options exercised	—	8,263	—	—	8,263
Repurchase of common stock	(1,306)	(35,725)	—	—	(35,725)
Common stock issued pursuant to stock-based compensation plans, net	2,397	17,388	—	—	17,388
Stock-based compensation expense	—	25,352	—	—	25,352
Conversion of convertible debt	5,295	58,752	—	—	58,752
Stock issued for acquisitions	—	2,121	—	—	2,121
Change in minimum liability for pension plans, net of tax effects of $350	—	—	—	664	664
Translation adjustment	—	—	—	(6,142)	(6,142)
Balance, December 31, 2010	159,212	465,467	1,055,429	1,652	1,522,548

Net earnings for the year	—	—	221,474	—	221,474
Income tax benefit of common stock options exercised	—	5,545	—	—	5,545
Repurchase of common stock	(6,135)	(160,669)	—	—	(160,669)
Common stock issued pursuant to stock-based compensation plans, net	1,892	16,751	—	—	16,751
Stock-based compensation expense	—	25,063	—	—	25,063
Dividends paid	—	—	(38,037)	—	(38,037)
Change in minimum liability for pension plans, net of tax effects of $653	—	—	—	(1,113)	(1,113)
Translation adjustment	—	—	—	(12,533)	(12,533)
Balance, December 31, 2011	154,969	352,157	1,238,866	(11,994)	1,579,029

Net earnings for the year	—	—	222,398	—	222,398
Income tax benefit of common stock options exercised	—	39	—	—	39
Repurchase of common stock	(10,466)	(214,195)	—	—	(214,195)
Common stock issued pursuant to stock-based compensation plans, net	1,311	7,644	—	—	7,644
Stock-based compensation expense	—	25,901	—	—	25,901
Dividends paid	—	—	(42,450)	—	(42,450)
Change in minimum liability for pension plans, net of tax effects of $558	—	—	—	745	745
Translation adjustment	—	—	—	20,790	20,790
Balance, December 31, 2012	145,814	$171,546	$1,418,814	$9,541	$1,599,901

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$222,398	$221,474	$248,126
Income items not affecting cash:
Depreciation and amortization	59,715	77,498	61,297
Deferred income taxes	(10,940)	(12,195)	(14,099)
Stock-based compensation arrangements	26,250	24,917	25,575
Other non-cash items	(1,810)	12,654	10,320
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	10,693	17,992	(47,711)
Increase in inventories	(26,031)	(48,361)	(25,151)
Decrease (increase) in prepaid expenses and other current assets	8,323	(11,104)	23,975
Decrease (increase) in other assets	1,879	(5,589)	(28,573)
(Decrease) increase in accounts payable	(1,672)	(5,565)	11,563
Increase (decrease) in deferred revenue	1,153	5,426	(15,448)
Decrease in accrued payroll and other liabilities	(25,415)	(25,599)	(5,753)
Increase (decrease) in accrued income taxes	13,112	(9,865)	(2,928)
Increase in pension and other long-term liabilities	7,890	2,208	14,058
Cash provided by operating activities	285,545	243,891	255,251
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(58,089)	(41,946)	(65,748)
Business acquisitions, net of cash acquired	(105,909)	(27,182)	(402,721)
Other investments	(3,002)	1,991	3,080
Cash used by investing activities	(167,000)	(67,137)	(465,389)
CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	247,708	—
Repurchase of common stock	(214,195)	(160,669)	(35,725)
Dividends paid	(42,450)	(38,037)	—
Proceeds from shares issued pursuant to stock-based compensation plans	11,198	21,706	21,469
Excess tax benefit of stock options exercised	1,284	5,195	7,649
Other financing activities	(166)	(458)	120
Cash (used) provided by financing activities	(244,329)	75,445	(6,487)
Effect of exchange rate changes on cash	6,677	(4,490)	(12,285)
Net (decrease) increase in cash and cash equivalents	(119,107)	247,709	(228,910)
Cash and cash equivalents, beginning of year	440,846	193,137	422,047
Cash and cash equivalents, end of year	$321,739	$440,846	$193,137

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
Reclassification
The Company made certain reclassifications to the prior years' financial statements to conform them to the presentation as of and for the year ended December 31, 2012. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.
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
The cumulative translation adjustment included in accumulated other comprehensive earnings is a gain of $14.7 million and a loss of $6.1 million at December 31, 2012 and 2011, respectively. Transaction gains and losses included in other income, net, are a net loss of $3.0 million, a net gain of $1.1 million, and a net gain of $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Cash equivalents
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2012 and 2011 were $5.9 million and $192.6 million, respectively, which were primarily investments in money market funds.
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $33.5 million and $32.4 million at December 31, 2012 and 2011, respectively.

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
Intangible assets
Intangible assets are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required.
Long-lived assets
Long-lived assets are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2012, 2011 and 2010 were $8.5 million, $11.1 million and $9.2 million, respectively.
Cost-basis investments
The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not practicable to do so. The carrying value of those investments at December 31, 2012 and 2011 was $13.5 million and $10.5 million, respectively. The investments are included in other assets in the Consolidated Balance Sheets.
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

The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator for earnings per share:
Earnings from continuing operations	$225,356	$222,652	$248,374
Loss from discontinued operations	(2,958)	(1,178)	(248)
Net earnings for basic earnings per share	222,398	221,474	248,126
Interest associated with convertible notes, net of tax	—	—	935
Net earnings available to common shareholders—diluted	$222,398	$221,474	$249,061
Denominator for earnings per share:
Weighted average number of common shares outstanding	151,634	158,323	156,141
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,960	2,528	3,196
Assumed conversion of convertible notes	—	—	2,293
Diluted shares outstanding	153,594	160,851	161,630

The effect of stock-based compensation awards for the years ended December 31, 2012, 2011 and 2010 that aggregated 1,198,000, 352,000 and 418,000 shares have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash paid for:
Interest	$10,239	$1,119	$1,631
Taxes	$74,333	$106,215	$111,778
Non-cash transactions:
Conversion of convertible notes to common stock	$—	$—	$58,752
Stock issued for business acquisition	$—	—	2,121

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Stock-based compensation
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and shares expected to be issued under the Company's employee stock purchase plan. Nonvested stock awards (referred to as restricted stock unit awards) are valued at the fair market value of the Company's stock, discounted for dividends, on the date of grant, except for market-based restricted stock units for which the fair value is determined on the date of grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The Company recognizes the compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of each award.

The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$3,197	$3,306	$3,694
Research and development	5,001	5,195	5,015
Selling, general and administrative	18,052	16,416	16,866
Stock-based compensation expense before income taxes	26,250	24,917	25,575
Income tax benefit	(7,737)	(6,976)	(8,011)
Total stock-based compensation expense after income taxes	$18,513	$17,941	$17,564
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2012, 2011 and 2010 is as follows (in thousands):

	December 31,
	2012	2011	2010
Capitalized in inventory	$470	$819	$673
As of December 31, 2012, the Company had approximately $37.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.0 years.
The fair value of the stock-based awards granted in the years ended December 31, 2012, 2011 and 2010 was estimated with the following weighted-average assumptions:

	2012	2011	2010
Stock option awards:
Risk-free interest rate	0.4%	1.0%	1.6%
Expected dividend yield	1.3%	0.7%	—%
Expected term	4.2 years	4.3 years	4.3 years
Expected volatility	39.7%	42.3%	45.1%
Market-based restricted stock awards:
Risk-free interest rate	0.4%	N/A	N/A
Expected dividend yield	—	N/A	N/A
Expected term	3.0 years	N/A	N/A
Expected volatility	30.7%	N/A	N/A
Expected volatility of S&P 500	19.6%	N/A	N/A
Employee stock purchase plan:
Risk-free interest rate	0.2%	0.1%	0.2%
Expected dividend yield	1.3%	0.8%	—%
Expected term	6 months	6 months	6 months
Expected volatility	25.2%	33.1%	27.1%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2012, 2011 and 2010, all stock options granted were time-based options. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.
During the year ended December 31, 2012, 2011 and 2010, the Company granted approximately 985,000, 534,000 and 535,000 time-vested restricted stock units, respectively. In addition, during the year ended December 31, 2011, the Company granted approximately 101,000 performance-based restricted stock units. The fair value of time-vested and performance-based restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested and performance-based restricted stock units granted during the year ended December 31, 2012, 2011 and 2010 were $21.66, $34.35 and $29.91, respectively.
During the year ended December 31, 2012, the Company also granted approximately 795,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted stock units granted during the year ended December 31, 2012 was $11.73. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2012 in the table below of $30.7 million includes $9.3 million of grant date fair value associated with the market-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Stock option awards:
Weighted average grant date fair value per share	$6.43	$11.61	$11.52
Total fair value of awards granted	$4,104	$4,613	$7,299
Total fair value of awards vested	$6,023	$8,492	$7,281
Total intrinsic value of options exercised	$5,928	$21,234	$33,920
Restricted stock unit awards:
Weighted average grant date fair value per share	$17.23	$34.35	$29.91
Total fair value of awards granted	$30,660	$21,822	$16,011
Employee stock purchase plan:
Weighted average grant date fair value per share	$4.66	$6.99	$6.59
Total fair value of shares estimated to be issued	$1,694	$2,359	$1,885
The total amount of cash received from the exercise of stock options in the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $13.8 million and $15.5 million, respectively, and the related tax benefit realized from the exercise of the stock options was $0.1 million, $5.5 million and $8.3 million, respectively.
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
Recent accounting pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02") which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 on January 1, 2013.

Note 2.	Fair Value of Financial Instruments
The Company had $5.9 million and $192.6 million of cash equivalents at December 31, 2012 and 2011, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets, in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s forward currency contracts as of December 31, 2012 and 2011 are disclosed in Note 3 below and based on Level 2 inputs. The fair value of the Company’s long-term debt is approximately $254.8 million based upon Level 2 inputs at December 31, 2012. The Company does not have any other material financial assets or liabilities that are measured at fair value.
The carrying amount of accounts receivable, accounts payable and accrued payroll and related liabilities approximates the fair value of those instruments due to their short-term nature.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Foreign Currency Exchange Rate Risk
The Company’s foreign businesses enter into contracts with customers and vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the euro and the Swedish kroner. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Gains and losses on foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the gains and losses related to derivative instruments recorded in other expense for the year ended December 31, 2012, 2011 and 2010 were a gain of $5.1 million, a loss of $2.3 million and a loss of $0.7 million, respectively. In general, these losses are offset in the Consolidated Statement of Income by the reciprocal gains from the underlying assets or liabilities which originally gave rise to the exposure.
Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Swedish kroner	$98,385	$18,091
British pound sterling	15,619	3,050
Australian dollar	7,022	609
Japanese yen	5,157	3,581
Euro	2,232	19,640
Other	622	174
	$129,037	$45,145
At December 31, 2012, the Company’s foreign currency forward contracts, in general, had maturities of 6 months or less.
The carrying amount of our derivative instruments included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$2,106	$229	$245	$640

Note 4.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts, beginning of year	$5,556	$5,104	$1,957
Charges to costs and expenses	2,383	1,699	1,010
Write-offs of uncollectible accounts, net of recoveries	(1,055)	(973)	(92)
Business acquisitions and disposals	(351)	(148)	2,330
Currency translation adjustments	41	(126)	(101)
Allowance for doubtful accounts, end of year	$6,574	$5,556	$5,104

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw material and subassemblies	$231,273	$225,573
Work-in-progress	50,644	55,886
Finished goods	99,461	54,592
	$381,378	$336,051

Note 6.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2012	2011
Land	—	$23,194	$22,501
Buildings	30 years	109,587	78,673
Machinery and equipment	3 to 7 years	186,303	156,884
Office equipment and other	3 to 10 years	83,001	92,848
		402,085	350,906
Less accumulated depreciation		(190,470)	(164,637)
		$211,615	$186,269
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $35.3 million, $43.8 million and $34.2 million, respectively.

Note 7.	Goodwill
During the year ended December 31, 2011, the Company recorded goodwill in connection with its acquisition of Aerius Photonics, LLC. ("Aerius") and two other small companies. The amount of goodwill related to two acquisitions in 2012 is subject to the final determination of the valuation of assets acquired and liabilities assumed. Accordingly, there is no goodwill recorded for either acquisition as of December 31, 2012. See Note 18 - Business Acquisitions.
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
As of June 30, 2012, the Company has determined that there is no impairment of its recorded goodwill and as of December 31, 2012, there have been no triggering events that would require an updated impairment review.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill - (Continued)
The carrying value of goodwill by reporting segment and the activity for the two year period ending December 31, 2012 is as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2010	$236,181	$97,266	$88,052	$41,026	$19,494	$482,019
Goodwill from acquisitions	16,452	1,440	—	—	—	17,892
Currency translation adjustments	(1,344)	(610)	(90)	—	—	(2,044)
Other activity	(102)	268	2,539	(2,864)	635	476
Balance, December 31, 2011	251,187	98,364	90,501	38,162	20,129	498,343
Currency translation adjustments	2,039	2,380	316	—	—	4,735
Balance, December 31, 2012	$253,226	$100,744	$90,817	$38,162	$20,129	$503,078

Note 8.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2012	2011
Product technology	11 years	$89,818	$89,722
Customer relationships	11 years	64,083	67,862
Trademarks and tradename portfolios	15 years	7,160	7,910
Tradename portfolio not subject to amortization	Indefinite	32,076	32,076
Other	5 years	20,380	21,920
Acquired identifiable intangibles		213,517	219,490
Less accumulated amortization		(78,328)	(62,490)
Net acquired identifiable intangibles		135,189	157,000
Patents	17 years	4,464	4,202
Less accumulated amortization		(3,960)	(3,478)
Net patents		504	724
Acquired in-place leases and other	7 years	12,971	12,882
Less accumulated amortization		(8,043)	(6,166)
Net acquired in-place leases and other		4,928	6,716
		$140,621	$164,440
During the year ended December 31, 2011, the Company acquired $8.8 million of identifiable intangible assets as part of the acquisition of Aerius and $1.1 million of identifiable intangible assets as part of the acquisition of two other small companies. Intangible assets related to two acquisitions in 2012 are subject to the allocation of their respective purchase prices. Accordingly, there are no intangible assets recorded related to these two acquisitions as of December 31, 2012. See Note 18 - Business Acquisitions.
The aggregate amortization expense recorded in 2012, 2011 and 2010 was $24.4 million, $33.2 million and $25.8 million, respectively. For intangible assets recorded at December 31, 2012, the estimated future aggregate amortization expense for the years ending December 31, 2013 through 2017 is approximately (in thousands):

2013	$22,892
2014	18,055
2015	13,856
2016	9,094
2017	8,355

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Intangible Assets - (Continued)
The Company continually monitors for events and changes in circumstances that could indicate that the carrying amounts of the Company’s intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through their expected future cash flows. If the future undiscounted cash flows are determined to be less than the carrying amount of the intangible assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in the years ended December 31, 2012, 2011 and 2010.

Note 9.	Credit Agreement
On February 8, 2011, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until February 8, 2016. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in euro, kroner, pound sterling and other agreed upon currencies. Borrowing rates under the Credit Agreement are determined at the Company’s option at the time of each borrowing and are generally based on either the prime lending rate of Bank of America, N.A. or the rate of interest paid for deposits in the relevant currency, plus a specified margin based on an established consolidated total leverage ratio grid. The Eurodollar interest rate was 1.805 percent and the prime lending rate was 3.25 percent at December 31, 2012. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. At December 31, 2012, the commitment fee rate was 0.25 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios. The five-year revolving line of credit available under the Credit Agreement is unsecured. At December 31, 2012, the Company had no amounts outstanding under the Credit Agreement and had $10.6 million of letters of credit outstanding, which reduces the total available credit.

Note 10.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Accrued product warranties, beginning of year	$16,046	$18,686	$9,438
Amounts paid for warranty services	(12,317)	(11,849)	(2,029)
Warranty provisions for products sold	10,477	9,519	2,073
Business acquisitions and disposals	839	(20)	8,969
Currency translation adjustments and other	1,107	(290)	235
Accrued product warranties, end of year	$16,152	$16,046	$18,686

Current accrued product warranties, end of year	$13,169	$13,370	$15,711
Long-term accrued product warranties, end of year	$2,983	$2,676	$2,975

Note 11.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
Unsecured notes	$250,000	$250,000
Unamortized issuance costs	(1,681)	(2,139)
	$248,319	$247,861

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Long-Term Debt - (Continued)
In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting fees and other offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.

Note 12.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2013 through 2023. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $13.6 million, $10.1 million and $13.3 million, respectively.
The future minimum obligations under all non-cancelable leases, net of expected sublease income, and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2013	$12,051	$3,889
2014	8,967	1,291
2015	4,710	1,040
2016	3,381	550
2017	2,344	275
Thereafter	5,625	—
Total minimum payments	$37,078	$7,045

Note 13.	Contingencies
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
On May 20, 2011, the Company made a cash settlement payment of $39.0 million to resolve all pending claims in an action filed against the Company. In the settlement agreement, the Company also received a non-exclusive license to certain infrared technology.
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
Pre-tax earnings by significant geographical locations from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$180,022	$192,219	$248,357
Foreign	111,890	118,860	114,343
	$291,912	$311,079	$362,700

The provisions for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax expense (benefit):
Federal	$53,187	$62,858	$79,551
State	(3,075)	9,262	16,511
Foreign	21,138	24,452	32,883
	71,250	96,572	128,945
Deferred tax expense (benefit):
Federal	3,194	(5,185)	(10,183)
State	1,887	(993)	(1,571)
Foreign	(9,775)	(1,967)	(2,865)
	(4,694)	(8,145)	(14,619)
Total provision	$66,556	$88,427	$114,326

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
Deferred tax assets (liabilities) are composed of the following components (in thousands):

	December 31,
	2012	2011
Allowance for doubtful accounts	$1,123	$595
Accrued product warranties	3,099	2,964
Inventory basis differences	9,225	10,295
Accrued liabilities	7,206	9,499
Deferred revenue	2,205	2,568
Current net operating loss	8,085	844
Other	(1,025)	(1,602)
Foreign accrued liabilities	—	1,402
Foreign other	1,042	878
Net current deferred tax assets	$30,960	$27,443

Net operating loss carry-forwards	$11,588	$28,826
Credit carry-forwards	7,034	6,175
Domestic depreciation	(7,222)	(8,682)
Supplemental Executive Retirement Plan	7,491	7,684
Stock-based compensation	13,745	11,978
Intangibles	(15,999)	(22,436)
Deferred revenue	—	5,599
Accrued Liabilities	6,033	—
Other	4,018	7,561
Foreign credit carry-forwards	3,590	—
Foreign intangibles	(1,259)	—
Foreign net operating loss carry-forwards	8,119	—
Foreign other	(78)	—
Valuation allowance	(4,837)	(5,062)
Net long-term deferred tax assets	$32,223	$31,643

Foreign depreciation	$3,196	$3,431
Foreign intangibles	(12,522)	(23,074)
Foreign net operating loss carry-forwards	5,336	2,877
Foreign other	504	1,189
Valuation allowance	(4,510)	(1,660)
Long-term deferred tax liabilities	$(7,996)	$(17,237)
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(10.4)	(3.8)	(1.9)
Foreign, federal and state income tax credits	(2.7)	(2.9)	(1.5)
State taxes	0.3	2.2	2.6
Non-deductible expenses	0.7	(1.2)	(1.6)
Other	(0.1)	(0.9)	(1.1)
Effective tax rate	22.8%	28.4%	31.5%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company's foreign rate differential is primarily the result of a multi-year agreement, effective August 1, 2012, with a European jurisdiction as well as the impact of lower foreign statutory rates.
At December 31, 2012, the Company had United States tax net operating loss carry-forwards totaling approximately $57.9 million which expire between 2018 and 2031. In addition, the Company has various state net operating loss carry-forwards totaling approximately $79.5 million which expire between 2018 and 2031. The federal and state net operating losses were generated by ICx Technologies, prior to the acquisition by the Company in 2010. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $93.5 million which expire between 2018 and 2033.
The tax benefits described above are recorded as an asset when the benefits are more likely than not to be recognized. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. We believe that the net deferred tax assets of $55.2 million reflected on the December 31, 2012 Consolidated Balance Sheet are mostly realizable based on future forecasts of taxable income over a relatively short time horizon, but we have determined that a valuation allowance against our net deferred tax assets of $9.3 million is required, primarily related to certain acquired net operating losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets. The Company may be required to record additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved.
United States income taxes have not been provided on accumulated undistributed earnings of certain subsidiaries outside the United States, as the Company currently intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2012, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $680 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$29,200	$30,949	$8,297
Increases related to current year tax positions	7,220	1,225	2,339
Increases related to prior year tax positions	1,559	4,192	1,561
Decreases related to prior year tax positions	(343)	(4,608)	(11)
Acquisitions	—	—	25,716
Lapse of statute of limitations	(1,887)	(2,558)	(6,953)
Settlements	(606)	—	—
Balance, end of year	$35,143	$29,200	$30,949
The unrecognized tax benefits at December 31, 2012 relate to the United States, United Kingdom and various foreign jurisdictions. As of December 31, 2012, the Company had approximately $35.1 million of unrecognized tax benefits, $22.8 million of which would affect the Company’s effective tax rate if recognized. Over the next twelve months, the Company expects to have minimal changes to its unrecognized tax benefits.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company had $2.3 million of accrued interest and penalties ($2.2 million net of federal and state benefits) related to uncertain tax positions that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company files United States, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2009 – 2011
State of California	2008 – 2011
State of Massachusetts	2009 – 2011
State of Oregon	2009 – 2011
Sweden	2007 – 2011
United Kingdom	2006 – 2011
Belgium	2011

Note 15.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) granted under three plans: the FLIR Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”), the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company has discontinued issuing awards out of the 1993 Plan and the 2002 Plan but previously granted awards under the 1993 Plan and the 2002 Plan remain outstanding.
The Company has granted time-based options, performance-based options, time-based restricted stock unit awards, performance-based restricted stock unit awards and market-based restricted stock unit awards. The vesting of performance-based options and restricted stock unit awards are contingent upon meeting certain diluted earnings per share growth targets primarily in three independent tranches over a three year period. The vesting of each tranche is not dependent on the other tranches. Options generally expire ten years from the grant date. Time-based restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards granted in 2012 may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period.
Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.
The Company also has stock options that were issued as replacement options in connection with the acquisition of Indigo Systems Corporation in 2004 and stock options and restricted stock unit awards issued as replacement awards in connection with the acquisition of ICx in 2010.
Information with respect to stock option activity for 2012 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	6,570	$20.73	5.0
Granted	638	22.30
Exercised	(441)	8.14
Forfeited	(125)	24.41
Outstanding at December 31, 2012	6,642	$21.64	4.7	$23,464
Exercisable at December 31, 2012	5,732	$20.81	4.1	$23,454
Vested and expected to vest at December 31, 2012	6,597	$21.61	4.7	$23,463

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation - (Continued)
Information with respect to restricted stock unit activity for 2012 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,305	$30.89
Granted	1,782	17.23
Vested and distributed	(577)	29.14
Forfeited	(138)	28.26
Outstanding at December 31, 2012	2,372	$24.59
As of December 31, 2012, there are 12,458,000 shares of common stock reserved for future issuance under the 2011 Plan.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The Company has reserved 5,000,000 shares of common stock for issuance under the ESPP.
There were 427,000 shares issued during 2012 and 3,853,000 shares remain available under the ESPP at December 31, 2012 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $5.8 million, $7.5 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.
The Company has recorded the minimum pension liability to accumulated other comprehensive earnings and the estimated benefit to be paid in 2013 has been reported in other current liabilities. The measurement date used for the pension plans is December 31.
Amounts recognized in other comprehensive earnings during the years ended December 31, 2012, 2011 and 2010, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net earnings (loss)	$448	$(1,410)	$396
Prior service cost	297	297	297
Transition obligation	—	—	(29)
	$745	$(1,113)	$664

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Components of accumulated other comprehensive earnings (loss) related to the Company’s pension plans as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Net loss	$(4,501)	$(4,949)
Prior service cost	(626)	(923)
	$(5,127)	$(5,872)
A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$23,979	$20,564
Service costs	267	205
Interest costs	936	1,047
Actuarial (gain) loss	(158)	2,697
Benefits paid	(417)	(436)
Foreign currency exchange changes	325	(98)
Benefit obligation at December 31	$24,932	$23,979
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$24,932	$23,979
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$409	$401
Non-current liabilities	$24,523	$23,578
The weighted average assumptions used are as follows:

	Year Ended December 31,
	2012	2011
Net periodic benefit cost:
SERP:
Discount rate	4.00%	5.15%
Rate of increase in compensation levels	5.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.75%	3.40%
Funded status and projected benefit obligation:
SERP:
Discount rate	3.75%	4.00%
Rate of increase in compensation levels	3.00%	5.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.75%	3.40%
The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.
A pension liability of $8.1 million and $9.4 million as of December 31, 2012 and 2011, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Benefits expected to be paid under the plans are approximately (in thousands):

2013	$408
2014	13,861
2015	386
2016	382
2017	380
Five years thereafter	6,451
$21,868
Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service costs	$267	$205	$142
Interest costs	936	1,047	1,135
Net amortization and deferral	1,205	903	967
Settlement loss	—	—	1,392
Net periodic pension costs	$2,408	$2,155	$3,636
Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2013 are as follows (in thousands):

Year Ending December 31, 2013
Net loss	$399
Net prior service cost	290
$689

Note 17.	Operating Segments and Related Information
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
As of January 1, 2011, the Company merged the Thermography and Commercial Vision Systems operating segments into the Thermal Vision and Measurement operating segment. Raymarine was acquired on May 14, 2010, creating the Raymarine operating segment. Finally, ICx was acquired on October 4, 2010 and the ICx operating results for the period from acquisition through December 31, 2010 were reported as a separate segment. Effective as of January 1, 2011, ICx results are reported in the Detection and Integrated System segments, and a portion is reported in the Surveillance segment. Beginning January 1, 2011, the former Government Systems operating segment is also included in the Surveillance operating segment.
Because Raymarine was acquired in May 2010 and ICx was acquired in October 2010, the operating results for the years ended December 31, 2012 and 2011 for the Raymarine, Detection and Integrated Systems operating segments are not comparable to the operating results for the prior periods described below.
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

Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue—External Customers:
Thermal Vision and Measurement	$628,019	$660,256	$574,852
Raymarine	158,183	171,489	104,089
Surveillance	486,355	577,552	671,250
Detection	63,312	79,918	23,554
Integrated Systems	69,489	54,847	14,692
	$1,405,358	$1,544,062	$1,388,437
Revenue—Intersegments:
Thermal Vision and Measurement	$15,204	$18,553	$16,670
Raymarine	7	7	—
Surveillance	23,013	32,266	28,284
Detection	4,233	3,394	—
Integrated Systems	1,537	6,639	—
Eliminations	(43,994)	(60,859)	(44,954)
	$—	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$171,280	$194,674	$163,664
Raymarine	11,173	11,855	8,284
Surveillance	160,219	208,510	256,208
Detection	1,089	(5,568)	(2,541)
Integrated Systems	5,168	1,659	32
Other	(45,599)	(97,935)	(65,336)
	$303,330	$313,195	$360,311

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)

	December 31,
	2012	2011
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$265,197	$233,888
Raymarine	74,980	60,093
Surveillance	317,944	320,827
Detection	31,861	32,447
Integrated Systems	26,559	17,774
Discontinued Operations	—	603
	$716,541	$665,632
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$717,841	$803,423	$734,748
Europe	337,163	382,388	318,321
Other foreign	350,354	358,251	335,368
	$1,405,358	$1,544,062	$1,388,437

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2012	2011
United States	$582,387	$587,592
Europe	386,871	284,171
Other foreign	10,778	9,627
	$980,036	$881,390
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States government	$373,540	$444,882	$473,948

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions
In December 2012, the Company acquired Lorex Technology Inc., a provider of consumer oriented and professional grade video surveillance systems, for approximately $61.2 million in cash and Traficon International NV, a provider of video image processing software and hardware for traffic analysis applications, for approximately $46.3 million in cash. Tangible assets acquired, including accounts receivable and inventories, are included in the Consolidated Balance Sheet as of December 31, 2012 and are included in Thermal Vision and Measurement segment assets in Note 17 - Operating Segments and Related Information. The allocation of the purchase price to identifiable intangible assets and goodwill is subject to the final determination on the valuation of assets acquired and liabilities assumed. Accordingly, the excess purchase price of approximately $84.1 million has been recorded in Other assets as of December 31, 2012. The operating results for Lorex and Traficon are not included in the Company's results of operations since their respective dates of acquisition as the amounts of such results were immaterial.
In July 2011, the Company acquired Aerius, a leading provider of short-wavelength infrared detectors and advanced laser components, for approximately $27.0 million in cash. The Company has recorded $8.8 million of identifiable intangible assets and $16.5 million of goodwill, in conjunction with this acquisition, which has been recorded in the Company’s Thermal Vision and Measurement business segment. Goodwill consists largely of the Company’s ability to enhance its component offerings and expand its OEM customer base, to augment the Company’s multi-spectral systems development capabilities, and to minimize the cost of commercializing Aerius detectors and laser components into the Company’s current and future product offerings.
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
The operating results of these acquisitions in 2011 are included in the Company’s results of operations since their respective dates of acquisition.
These acquisitions are not significant, either individually or in the aggregate, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position.

Note 19.	Discontinued Operations
In 2010, in connection with the acquisition of ICx, the Company began to pursue the sale of certain business units of ICx and the results of operations for such business units were reported as discontinued operations for that year. During the second quarter of 2012, the Company sold the remaining two business units reported as discontinued operations. The operating losses of those operations, including insignificant associated losses recognized subsequent to their disposal, and the net losses on the sales of the units, net of tax are reflected in the Consolidated Statements of Income for the year ended December 31, 2012.

Note 20.	Shareholders’ Equity
In February 2009, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of the Company’s outstanding shares of common stock in the open market or through privately negotiated transactions. The February 2009 authorization expired in February 2011. In February 2011, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of the Company’s outstanding shares of common stock in the open market or through privately negotiated transactions. This authorization expired in February 2013. Under these authorizations, the Company has repurchased 10,466,000 shares for a total of $214.2 million, 6,135,000 shares for a total of $160.7 million and 1,306,000 shares for a total of $35.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. During the year ended December 31, 2012, the Company paid dividends quarterly at the rate of $0.07 per share for a total of $42.5 million. During the year ended December 31, 2011, the Company paid dividends quarterly at the rate of $0.06 per share for a total of $38.0 million.

Note 21.	Subsequent Events
On February 6, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share on its common stock, payable on March 8, 2013, to shareholders of record as of close of business on February 19, 2013. The total cash payment of this dividend will be approximately $13.1 million.
Also on February 6, 2013, the Company's Board of Directors authorized the repurchase of up to 25.0 million shares of the Company's outstanding shares of common stock in the open market or through privately negotiated transactions. The authorization will expire on February 6, 2015.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2		Q3	Q4
2012
Revenue	$348,452	$338,291		$332,230	$386,385
Gross profit	182,727	170,029		173,353	205,281
Earnings from continuing operations	48,825	42,405		55,949	78,177
Loss from discontinued operations	(686)	(1,312)		(44)	(916)
Net earnings	48,139	41,093		55,905	77,261
Basic earnings per share:
Continuing operations	$0.32	$0.28		$0.37	$0.53
Discontinued operations	(0.00)	(0.01)		(0.00)	(0.01)
Basic earnings per share	$0.31	$0.27		$0.37	$0.52
Diluted earnings per share:
Continuing operations	$0.31	$0.27		$0.37	$0.52
Discontinued operations	(0.00)	(0.01)		(0.00)	(0.01)
Diluted earnings per share	$0.31	$0.27		$0.37	$0.52
2011
Revenue	$375,969	$391,554		$371,327	$405,212
Gross profit	196,512	205,410		201,897	224,785
Earnings from continuing operations	51,605	29,822	(1)	64,390	76,835
(Loss) income from discontinued operations	(289)	(513)		329	(705)
Net earnings	51,316	29,309		64,719	76,130
Basic earnings per share:
Continuing operations	$0.32	$0.19		$0.41	$0.49
Discontinued operations	(0.00)	(0.00)		(0.00)	(0.00)
Basic earnings per share	$0.32	$0.18		$0.41	$0.49
Diluted earnings per share:
Continuing operations	$0.32	$0.18		$0.40	$0.49
Discontinued operations	(0.00)	(0.00)		(0.00)	(0.00)
Diluted earnings per share	$0.32	$0.18		$0.40	$0.48
_
_______________

(1)
Earnings from continuing operations for the second quarter of 2011 include the payment of a $39.0 million litigation settlement. See Note 13 to the Consolidated Financial Statements for additional information.

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 1, 2013

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Ratification of Appointment of the Independent Registered Public Accounting Firm and Related Information—Audit Committee Report” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management" and "Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Appointment of the Information Concerning the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.4
Second Supplemental Indenture, dated January 30, 2012, between FLIR Commercial Systems, Inc., FLIR Government Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on February 29, 2012).

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

10.9
Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010).(1)

10.10
Executive Employment Agreement between FLIR Systems, Inc. and Earl R. Lewis dated as of November 5, 2012 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2012). (1)

10.11
Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders identified therein as of February 8, 2011 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 1, 2011).

10.12
First Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders dated August 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011).

10.13
Joinder Agreement to the Credit Agreement by and among FLIR Commercial Systems, Inc,, FLIR Government Systems, Inc and Bank of America, N.A. dated January 30, 2012 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 29, 2012).

10.14	FLIR Systems, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2011).(1)

10.15	Form of Stock Option Agreement for the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on February 29, 2012). (1)

10.16
Form of Restricted Stock Unit Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 29, 2012). (1)

10.17
Form of Restricted Stock Unit Agreement (Performance-Based Vesting) for the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2012). (1)

10.18	Form of Restricted Stock Unit Agreement (Market-Based Vesting) for the 2011 Stock Incentive Plan.(1)

21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2013.

FLIR SYSTEMS, INC.
(Registrant)

By:	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo Sr. Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2013.

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