Form 10-Q
period 2013-03-31
FLIR SYSTEMS INC
filed 2013-05-08
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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
At April 30, 2013, there were 141,883,843 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$348,583	$348,452
Cost of goods sold	164,596	165,725
Gross profit	183,987	182,727
Operating expenses:
Research and development	36,684	36,571
Selling, general and administrative	78,173	77,860
Total operating expenses	114,857	114,431

Earnings from operations	69,130	68,296

Interest expense	2,897	3,066
Interest income	(191)	(428)
Other income, net	(764)	(1,225)
Earnings from continuing operations before income taxes	67,188	66,883
Income tax provision	15,552	18,058
Earnings from continuing operations	51,636	48,825
Loss from discontinued operations, net of tax	—	(686)
Net earnings	$51,636	$48,139

Basic earnings per share:
Continuing operations	$0.36	$0.32
Discontinued operations	—	(0.00)
Basic earnings per share	$0.36	$0.31

Diluted earnings per share:
Continuing operations	$0.35	$0.31
Discontinued operations	—	(0.00)
Diluted earnings per share	$0.35	$0.31

Weighted average shares outstanding:
Basic	144,629	154,485
Diluted	146,291	156,972

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net earnings	$51,636	$48,139
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,498)	17,139
Comprehensive income	$39,138	$65,278

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$246,007	$321,739
Accounts receivable, net	306,081	335,163
Inventories	389,995	381,378
Prepaid expenses and other current assets	100,455	96,006
Deferred income taxes, net	30,950	30,960
Total current assets	1,073,488	1,165,246
Property and equipment, net	215,412	211,615
Deferred income taxes, net	32,211	32,223
Goodwill	545,042	503,078
Intangible assets, net	167,870	140,621
Other assets	44,352	124,722
	$2,078,375	$2,177,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,040	$94,156
Deferred revenue	29,107	29,465
Accrued payroll and related liabilities	41,287	41,506
Accrued product warranties	13,557	13,169
Advance payments from customers	15,367	12,150
Accrued expenses	27,714	32,772
Accrued income taxes	—	11,943
Other current liabilities	3,937	4,331
Total current liabilities	215,009	239,492
Long-term debt	248,434	248,319
Deferred income taxes	8,325	7,996
Accrued income taxes	22,119	22,812
Pension and other long-term liabilities	59,857	58,985
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 142,056 and 145,814 shares issued at March 31, 2013, and December 31, 2012, respectively, and additional paid-in capital	70,244	171,546
Retained earnings	1,457,344	1,418,814
Accumulated other comprehensive (loss) earnings	(2,957)	9,541
Total shareholders’ equity	1,524,631	1,599,901
	$2,078,375	$2,177,505

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$51,636	$48,139
Income items not affecting cash:
Depreciation and amortization	14,871	15,207
Deferred income taxes	44	10
Stock-based compensation arrangements	5,696	5,535
Other non-cash items, net	2,374	(5,406)
Changes in operating assets and liabilities:
Decrease in accounts receivable	27,310	28,918
Increase in inventories	(9,704)	(11,450)
Increase in prepaid expenses and other current assets	(1,234)	(505)
Increase in other assets	(2,988)	(167)
Decrease in accounts payable	(9,636)	(7,912)
(Decrease) increase in deferred revenue	(169)	2,095
Decrease in accrued payroll and other liabilities	(1,029)	(18,534)
Decrease in accrued income taxes	(16,130)	(10,350)
Increase in pension and other long-term liabilities	918	3,415
Cash provided by operating activities	61,959	48,995
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(12,648)	(12,935)
Cash used by investing activities	(12,648)	(12,935)
CASH USED BY FINANCING ACTIVITIES:
Repurchase of common stock	(108,361)	(25,389)
Dividends paid	(13,106)	(10,784)
Proceeds from shares issued pursuant to stock-based compensation plans	1,179	876
Excess tax benefit of stock options exercised	234	338
Other financing activities	(22)	(44)
Cash used by financing activities	(120,076)	(35,003)
Effect of exchange rate changes on cash	(4,967)	6,263
Net (decrease) increase in cash and cash equivalents	(75,732)	7,320
Cash and cash equivalents, beginning of period	321,739	440,846
Cash and cash equivalents, end of period	$246,007	$448,166

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2013.

Reclassification
The Company made certain reclassifications to the prior year's financial statements to conform them to the presentation as of March 31, 2013. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.

Note 2.	Stock-based Compensation
Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$652	$704
Research and development	1,081	1,177
Selling, general and administrative	3,963	3,654
Stock-based compensation expense before income taxes	5,696	5,535
Income tax benefit	(1,858)	(1,674)
Total stock-based compensation expense after income taxes	$3,838	$3,861
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2013	2012
Capitalized in inventory	$452	$932
As of March 31, 2013, the Company had $31.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

The fair value of the market-based restricted stock units granted in the three months ended March 31, 2013 was estimated with the following weighted-average assumptions:

Three Months Ended March 31, 2013
2013
Market-based restricted stock awards:
Risk-free interest rate	0.3%
Expected dividend yield	—%
Expected term	3.0 years
Expected volatility	28.8%
Expected volatility of S&P 500	18.1%

The fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Stock Option Awards:
Total fair value of awards vested	$13	$15
Total intrinsic value of options exercised	$1,187	$1,420
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$17.30	$24.10
Total fair value of awards granted	$142	$51
Total fair value of awards vested	$184	$340

The total amount of cash received from the exercise of stock options in the three months ended March 31, 2013 and 2012 was $1.2 million and $0.9 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $0.3 million and $0.4 million, respectively.

 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	6,642	$21.64	4.7
Granted	—	—
Exercised	(92)	12.93
Forfeited	(8)	21.40
Outstanding at March 31, 2013	6,542	$21.77	4.5	$38,402
Exercisable at March 31, 2013	5,640	$20.94	3.9	$36,535
Vested and expected to vest at March 31, 2013	6,497	$21.73	4.5	$38,308

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,372	$24.59
Granted	8	17.30
Vested and distributed	(7)	25.90
Forfeited	(87)	25.24
Outstanding at March 31, 2013	2,286	$21.54
Restricted stock units granted during the three months ended March 31, 2013 included market-based restricted stock units for which the fair value is determined on the date of grant using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation.
There were no shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the three months ended March 31, 2013.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator for earnings per share:
Earnings from continuing operations	$51,636	$48,825
Loss from discontinued operations	—	(686)
Net earnings for basic and diluted earnings per share	$51,636	$48,139

Denominator for earnings per share:
Weighted average number of common shares outstanding	144,629	154,485
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,662	2,487
Weighted average diluted shares outstanding	146,291	156,972

The effect of stock-based compensation awards for the three months ended March 31, 2013 and 2012, which aggregated 877,000 shares and 470,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since including such stock-based compensation awards would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $5.5 million and $5.9 million of cash equivalents at March 31, 2013 and December 31, 2012, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of March 31, 2013 and December 31, 2012 are disclosed in Note 5 below and are based on Level 2 inputs. The fair value of the Company’s long-term debt is approximately $254.0 million based upon Level 2 inputs at March 31, 2013. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Foreign Currency Exchange Rate Risk
The gains and losses related to outstanding derivative instruments recorded in other income are offset, in general, by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these realized and unrealized gains and losses for the three months ended March 31, 2013 and 2012 were gains of $1.5 million and $1.2 million, respectively.

The net notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	March 31, 2013	December 31, 2012
Swedish kronor	$103,462	$98,385
British pound sterling	5,478	15,619
Australian dollar	6,094	7,022
Japanese yen	6,296	5,157
Euro	5,393	2,232
Other	170	622
	$126,893	$129,037

At March 31, 2013, the Company’s foreign currency forward contracts, in general, had maturities of 3 months or less.
The fair value carrying amount of our derivative instruments included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$4,002	$—	$2,106	$229

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.1 million and $6.6 million at March 31, 2013 and December 31, 2012, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw material and subassemblies	$228,121	$231,273
Work-in-progress	67,919	50,644
Finished goods	93,955	99,461
	$389,995	$381,378

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $196.9 million and $190.5 million at March 31, 2013 and December 31, 2012, respectively.

Note 9.	Goodwill
During the three months ended March 31, 2013, the Company has determined that there have been no triggering events that would require an updated impairment review. The carrying value of goodwill by reporting segment and the activity for the three months ended March 31, 2013 are as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2012	$253,226	$100,744	$90,817	$38,162	$20,129	$503,078
Goodwill from 2012 acquisitions	48,342	—	—	—	—	48,342
Currency translation adjustments	(3,010)	(3,361)	(7)	—	—	(6,378)
Balance, March 31, 2013	$298,558	$97,383	$90,810	$38,162	$20,129	$545,042

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $97.0 million and $90.3 million at March 31, 2013 and December 31, 2012, respectively.

Note 11.	Credit Agreements
At March 31, 2013, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $12.0 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $188.0 million.

On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018. The amendment also incorporated a revised rate schedule.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2013	2012
Accrued product warranties, beginning of period	$16,152	$16,046
Amounts paid for warranty services	(2,392)	(2,167)
Warranty provisions for products sold	2,706	1,835
Currency translation adjustments and other	186	280
Accrued product warranties, end of period	$16,652	$15,994
Current accrued product warranties, end of period	$13,557	$13,592
Long-term accrued product warranties, end of period	$3,095	$2,402

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Unsecured notes	$250,000	$250,000
Unamortized issuance costs	(1,566)	(1,681)
	$248,434	$248,319

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
The Credit Agreement amendment of April 5, 2013, discussed in Note 11 above, incorporated a $150 million term loan facility that matures on April 5, 2019.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2013 (in thousands):

Common stock and additional paid-in capital, December 31, 2012	$171,546
Income tax benefit of common stock options exercised	259
Common stock issued pursuant to stock-based compensation plans, net	1,123
Stock-based compensation expense	5,677
Repurchase of common stock	(108,361)
Common stock and additional paid-in capital, March 31, 2013	$70,244
During the three months ended March 31, 2013, the Company repurchased 1.2 million shares of the Company's common stock through open market transactions and entered into an accelerated share repurchase program at a notional amount of $75.0 million under which the Company received 2.6 million shares in March 2013 and an additional 0.3 million shares in April 2013. The repurchases were under the February 2013 authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 25.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2015.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.09 per share of outstanding common stock was paid on March 8, 2013 to shareholders of record as of the close of business on February 19, 2013. The total cash payments for dividends in the three months ended March 31, 2013 was $13.1 million.

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
As of March 31, 2013, the Company had approximately $34.0 million of net unrecognized tax benefits of which $22.1 million would affect the Company’s effective tax rate if recognized. The Company anticipates a portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2013, the Company had approximately $2.6 million of net accrued interest and penalties related to uncertain tax positions.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2009 – 2012
State of Oregon	2008 – 2012
State of Massachusetts	2008 – 2012
State of California	2007 – 2012
Sweden	2007 – 2012
United Kingdom	2006 – 2012
Belgium	2011 - 2012

Note 17.	Operating Segments and Related Information
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

Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue – External Customers:
Thermal Vision and Measurement	$167,388	$155,741
Raymarine	44,401	46,604
Surveillance	110,241	114,597
Detection	12,547	19,352
Integrated Systems	14,006	12,158
	$348,583	$348,452
Revenue – Intersegments:
Thermal Vision and Measurement	$2,963	$5,048
Raymarine	—	4
Surveillance	5,790	4,903
Detection	2,441	451
Integrated Systems	308	574
Eliminations	(11,502)	(10,980)
	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$39,949	$39,341
Raymarine	5,977	3,841
Surveillance	34,954	34,901
Detection	592	1,437
Integrated Systems	179	(398)
Other	(12,521)	(10,826)
	$69,130	$68,296

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)

	March 31, 2013	December 31, 2012
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$246,157	$265,197
Raymarine	80,404	74,980
Surveillance	308,484	317,944
Detection	23,059	31,861
Integrated Systems	37,972	26,559
	$696,076	$716,541

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$171,016	$198,897
Europe	91,154	80,714
Other international	86,413	68,841
	$348,583	$348,452
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$584,512	$582,387
Europe	336,654	386,871
Other international	51,510	10,778
	$972,676	$980,036

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
US Government	$77,759	$98,504

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions
In December 2012, the Company acquired Lorex Technology Inc. ("Lorex"), a provider of consumer oriented and professional grade video surveillance systems, for approximately $61.2 million in cash. At December 31, 2012, the Company reported the net tangible assets of $19.1 million in the respective balance sheet accounts and the excess purchase price of $42.0 million in other long-term assets.
During the three months ended March 31, 2013, the Company performed a preliminary purchase price allocation which resulted in an allocation of $15.1 million of identifiable intangible assets and $26.9 million of goodwill in conjunction with the Lorex acquisition, which has been recorded in the Company’s Thermal Vision and Measurement business segment. Goodwill consists largely of the ability of Lorex to provide the Company domain knowledge and distribution channels in adjacent security markets.
The preliminary allocation of the purchase price is as follows (in thousands):

Cash acquired	$1,170
Accounts receivable, net	10,183
Inventories	13,967
Property and equipment	1,049
Other assets	3,004
Liabilities	(10,252)
Net tangible assets	19,121
Identifiable intangible assets	15,100
Goodwill	26,949
Purchase price	$61,170
Certain tax attributes and the related impact on goodwill are pending final valuation and are expected to be finalized by September 30, 2013. None of the goodwill recognized is deductible for income tax purposes.
The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Lorex Trade Name	indefinite	$6,800
Customer Relationships	7 years	8,300
		$15,100
Also in December 2012, the Company acquired Traficon International NV ("Traficon"), a provider of video image processing software and hardware for traffic analysis applications, for approximately $46.3 million in cash. At December 31, 2012, the Company reported the net tangible assets of $5.1 million in the respective balance sheet accounts and the excess purchase price of $41.2 million in other long-term assets.
During the three months ended March 31, 2013, the Company performed a preliminary purchase price allocation which resulted in an allocation of $19.8 million of identifiable intangible assets and $21.4 million of goodwill in conjunction with the Traficon acquisition, which has been recorded in the Company’s Thermal Vision and Measurement business segment. Goodwill consists largely of the ability of Traficon to expand the Company's presence in the global traffic monitoring market through the provision of domain expertise and distribution channels.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions - (Continued)
The preliminary allocation of the purchase price is as follows (in thousands):

Cash acquired	$181
Accounts receivable, net	6,435
Inventories	2,853
Property and equipment	179
Other assets	657
Liabilities	(5,248)
Net tangible assets	5,057
Identifiable intangible assets	19,838
Goodwill	21,393
Purchase price	$46,288
Certain tax attributes and the related impact on goodwill are pending final valuation and are expected to be finalized by September 30, 2013. None of the goodwill recognized is deductible for income tax purposes.
The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Patented/Proprietary Technology	10 years	$5,951
Backlog	1.5 years	1,587
Customer Relationships	12 years	12,300
		$19,838
The operating results for these acquisitions are included in the Company's 2013 results of operations.
These acquisitions are not significant, either individually or in the aggregate, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position.

Note 19.	Subsequent Events
On April 25, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share on its common stock, payable on June 7, 2013, to shareholders of record as of the close of business on May 20, 2013. The total cash payment of this dividend will be approximately $12.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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
Revenue. Consolidated revenue for the three months ended March 31, 2013 was $348.6 million in the first quarter of 2013, essentially unchanged compared to $348.5 million in the first quarter of 2012. Our Thermal Vision and Measurement and Integrated Systems segments reported slight increases in revenue year over year, while our other three segments reported decreases in year over year revenues primarily due to continued reductions in demand for our products from US Government agencies.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter-to-quarter and year-over-year fluctuations in the mix of revenue. Consequently, year-over-year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2013 to be approximately 10 percent higher than 2012 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 50.9 percent and 42.9 percent of total revenue for the quarters ended March 31, 2013 and 2012, respectively. The increase in the percentage of international sales is primarily due to increased sales to Middle East and other international government customers and the decrease in sales to US Government customers. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another, but overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2013 was $164.6 million compared to cost of goods sold for the three months ended March 31, 2012 of $165.7 million. The slight year over year decrease in cost of goods sold primarily relates to the change in product mix.
Gross profit. Gross profit for the quarter ended March 31, 2013 was $184.0 million compared to $182.7 million for the same quarter last year. The slight increase in gross profit was primarily due to change in product mix. Gross margin, defined as gross profit divided by revenue, increased from 52.4 percent in the first quarter of 2012 to 52.8 percent in the first quarter of 2013.

Research and development expenses. Research and development expenses for the first quarter of 2013 totaled $36.7 million, compared to $36.6 million in the first quarter of 2012. Research and development expenses as a percentage of revenue was 10.5 percent for the three months ended March 31, 2013 and 2012. Research and development expenses are expected to remain at the upper end of our anticipated long-term research and development spending relative to sales due to the current sluggish revenue environment. Over the five annual periods through December 31, 2012, our annual research and development expenses have varied between 8.0 percent and 9.8 percent of revenue.
Selling, general and administrative expenses. Selling, general and administrative expenses were $78.2 million for the quarter ended March 31, 2013, compared to $77.9 million for the quarter ended March 31, 2012. The slight increase in selling, general and administrative expenses for the first quarter year over year was attributable to the addition of operating expenses of businesses acquired in December of 2012, offset by cost containment efforts taken across the Company in 2012 in response to the lower revenues during the year. Selling, general and administrative expenses as a percentage of revenue were 22.4 percent and 22.3 percent for the quarters ended March 31, 2013 and 2012, respectively. Over the past five years, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.8 percent of revenue.
Interest expense. Interest expense for the first quarter of 2013 was $2.9 million compared to $3.1 million for the same period of 2012. Interest expense is primarily associated with the $250 million aggregate principal amount of 3.750% senior unsecured notes due September 1, 2016 issued in August 2011.
Income taxes. The income tax provision of $15.6 million for the three months ended March 31, 2013 represents a quarterly effective tax rate of 23.1 percent which included a $1.6 million discrete credit for the recognition of the 2012 US federal research and development credit. We expect the annual effective tax rate for the full year of 2013 to be approximately 25 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue	$167.4	$155.7
Earnings from operations	39.9	39.3
Operating margin	23.9%	25.3%
Backlog, end of period	165	138
Revenue for the three months ended March 31, 2013 increased by 7.5 percent compared to the same period of 2012. The increase is due to the combined revenue of $21.8 million reported by Lorex and Traficon, which were acquired in December 2012, partially offset by lower revenues from most of our other product lines. The revenue declines were due to world-wide economic weaknesses and lower demand from cores and components customers, including US Government funded customers. The rise in backlog at March 31, 2013 compared to March 31, 2012 was a result of the addition of orders reported by Lorex and Traficon, as well as slight increases in all sales regions.

Raymarine
Raymarine operating results are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue	$44.4	$46.6
Earnings from operations	6.0	3.8
Operating margin	13.5%	8.2%
Backlog, end of period	7	8
Revenue for the three months ended March 31, 2013 decreased by 4.7 percent compared to the same period of 2012, primarily due to weak market conditions in Europe, partially offset by increase in revenue from the Asia Pacific region. The increase in earnings from operations for the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to cost containment efforts taken during the second quarter of 2012 offsetting the decline in year over year revenue.
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue	$110.2	$114.6
Earnings from operations	35.0	34.9
Operating margin	31.7%	30.5%
Backlog, end of period	245	242
Revenue for the three months ended March 31, 2013 decreased by 3.8 percent compared to the same period of 2012, primarily due to decreases in revenue from US Government customers. The decline in revenues and the change in product mix of the segment, partially offset by a decrease in operating expenses, resulted in the rise in earnings from operations for the three month period ended March 31, 2013, compared to the same period in 2012.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue	$12.5	$19.4
Earnings from operations	0.6	1.4
Operating margin	4.7%	7.4%
Backlog, end of period	24	25

Revenue for three months ended March 31, 2013 decreased by 35.2 percent compared to the same period of 2012, primarily due to the absence of several large product orders and lower research and development contract revenues due to the timing of programs. Earnings from operations decreased for the three month period year over year due to the decline in revenues partially offset by reductions in operating expenses.

Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue	$14.0	$12.2
Earnings from operations	0.2	(0.4)
Operating margin	1.3%	(3.3)%
Backlog, end of period	65	45

Revenue for the three months ended March 31, 2013 increased by 15.2 percent compared to the same period of 2012, primarily due to the timing of program deliveries. Backlog at March 31, 2013 reflects an increase of approximately $20 million compared to March 31, 2012 due to several large program contracts booked in the second and third quarters of 2012.

Liquidity and Capital Resources
At March 31, 2013, we had a total of $246.0 million in cash and cash equivalents, $65.1 million of which was in the United States and $180.9 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2012 of $321.7 million, of which $150.3 million was in the United States and $171.4 million at our foreign subsidiaries at December 31, 2012. The decrease in cash and cash equivalents was primarily due to $108.4 million spent for the repurchase of shares of our common stock, capital expenditures of $12.6 million, and dividends paid of $13.1 million during the period, partially offset by cash provided from operations and cash proceeds from our stock-based compensation programs.
Cash provided by operating activities totaled $62.0 million for the three months ended March 31, 2013 is primarily due to net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.
Cash used by financing activities totaled $120.1 million for the three months ended March 31, 2013, which primarily consists of cash used for the repurchase of shares of our common stock and the payment of dividends, partially offset by cash provided from our stock-based compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at March 31, 2013. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
At March 31, 2013, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $12.0 million of letters of credit outstanding at March 31, 2013, which reduced the total available credit under the Credit Agreement.
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

On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. As of March 31, 2013, there were approximately 21.2 million shares still remaining for repurchase under this authorization, which expires on February 6, 2015.
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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02") which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 on January 1, 2013. The Company did not have any reclassifications during the first three months of 2013 that would require additional disclosure under this pronouncement.
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05") which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for annual and interim periods beginning after December 15, 2014. Accordingly, the Company currently intends to adopt ASU 2013-05 on January 1, 2015.

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the year ended December 31, 2012. As described in Note 1 to the Consolidated Financial Statements included in the Form 10-K, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.
Contractual Obligations
As of March 31, 2013, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1 to February 28, 2013	1,250,000	$26.69	1,250,000
March 1 to March 31, 2013	2,599,780	$25.99	2,599,780
Total	3,849,780	$26.22	3,849,780	21,150,220
(1) The share repurchases in February 2013 were through open market transactions. On February 25, 2013, we entered into an accelerated share repurchase program (“ASR”) at a notional amount of $75.0 million under which we were to receive a number of shares based on the daily volume weighted average price of common stock, less a discount, over a period beginning on the effective date of the ASR and ending on a date no later than May1, 2013. Under the ASR, we received the minimum number of shares of 2,599,780 on March 6, 2013 which resulted in an immediate reduction of the shares used to calculate our weighted-average common shares outstanding for basic and diluted earnings per share. The ASR was settled on April 12, 2013 with an additional 285,741 shares delivered on April 17, 2013.
(2) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. This authorization will expire on February 6, 2015. During the three months ended March 31, 2013, the Company repurchased 3.8 million shares of the Company's common stock under the February 2013 repurchase authorization by the Company's Board of Directors. The Company's prior share repurchase plan which authorized the repurchase of up to 20 million shares of the Company's common stock expired on February 9, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description

10.1
Third Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders dated April 5, 2013.

10.2	Annex I to Third Amendment to Credit Agreement dated as of April 5, 2013.

10.3	Letter Agreement, dated as of April 26, 2013, by and between FLIR Systems, Inc. and Earl R. Lewis (incorporated by reference to the Current Report on Form 8-K filed on May 1, 2013).(1)

10.4	Executive Employment Agreement between FLIR Systems, Inc. and Andrew C. Teich dated as of May 2, 2013 (incorporated by reference to the Current Report on Form 8-K/A filed on May 3, 2013).(1)

10.5	Executive Employment Agreement between FLIR Systems, Inc. and Anthony L. Trunzo dated as of May 6, 2013 (incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).(1)

10.6	Executive Employment Agreement between FLIR Systems, Inc. and William A. Sundermeier dated as of May 6, 2013 (incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).(1)

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) This exhibit constitutes a management contract.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 8, 2013	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)