Form 10-Q
period 2013-06-30
FLIR SYSTEMS INC
filed 2013-08-08
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013
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
At July 31, 2013, there were 142,075,000 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$389,329	$338,291	$737,912	$686,743
Cost of goods sold	199,288	168,262	363,884	333,988
Gross profit	190,041	170,029	374,028	352,755
Operating expenses:
Research and development	39,601	37,510	76,285	74,080
Selling, general and administrative	80,168	71,798	158,341	149,658
Total operating expenses	119,769	109,308	234,626	223,738

Earnings from operations	70,272	60,721	139,402	129,017

Interest expense	3,767	2,768	6,664	5,834
Interest income	(274)	(377)	(465)	(805)
Other expense (income), net	175	240	(589)	(984)
Earnings from continuing operations before income taxes	66,604	58,090	133,792	124,972
Income tax provision	16,446	15,685	31,998	33,742
Earnings from continuing operations	50,158	42,405	101,794	91,230
Loss from discontinued operations, net of tax	—	(1,312)	—	(1,998)
Net earnings	$50,158	$41,093	$101,794	$89,232

Basic earnings per share:
Continuing operations	$0.35	$0.28	$0.71	$0.59
Discontinued operations	—	(0.01)	—	(0.01)
Basic earnings per share	$0.35	$0.27	$0.71	$0.58

Diluted earnings per share:
Continuing operations	$0.35	$0.27	$0.70	$0.58
Discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.35	$0.27	$0.70	$0.57

Weighted average shares outstanding:
Basic	142,085	153,172	143,350	153,829
Diluted	143,774	155,033	144,981	155,983

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net earnings	$50,158	$41,093	$101,794	$89,232
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,529)	(24,020)	(17,027)	(6,881)
Fair value adjustment on interest rate swap contracts	1,527	—	1,527	—
Comprehensive income	$47,156	$17,073	$86,294	$82,351

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2013	December 31, 2012 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$492,433	$321,739
Accounts receivable, net	278,265	335,163
Inventories	364,671	381,378
Prepaid expenses and other current assets	102,530	96,006
Deferred income taxes, net	30,953	30,960
Total current assets	1,268,852	1,165,246
Property and equipment, net	216,855	211,615
Deferred income taxes, net	31,826	32,223
Goodwill	558,281	560,784
Intangible assets, net	162,806	175,823
Other assets	47,896	41,442
	$2,286,516	$2,187,133
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,797	$94,156
Deferred revenue	26,715	29,465
Accrued payroll and related liabilities	49,565	41,506
Accrued product warranties	13,638	13,169
Advance payments from customers	15,854	12,150
Accrued expenses	43,971	32,772
Accrued income taxes	5,914	11,943
Other current liabilities	4,403	6,406
Current portion long term debt	15,000	—
Total current liabilities	264,857	241,567
Long-term debt	379,799	248,319
Deferred income taxes	16,698	15,549
Accrued income taxes	22,398	22,812
Pension and other long-term liabilities	45,676	58,985
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 141,989 and 145,814 shares issued at June 30, 2013, and December 31, 2012, respectively, and additional paid-in capital	68,347	171,546
Retained earnings	1,494,700	1,418,814
Accumulated other comprehensive (loss) earnings	(5,959)	9,541
Total shareholders’ equity	1,557,088	1,599,901
	$2,286,516	$2,187,133

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$101,794	$89,232
Income items not affecting cash:
Depreciation and amortization	30,102	30,016
Deferred income taxes	26	95
Stock-based compensation arrangements	13,327	13,400
Other non-cash items	(577)	(1,350)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	54,205	54,741
Decrease (increase) in inventories	13,732	(17,143)
Increase in prepaid expenses and other current assets	(7,243)	(11,503)
Increase in other assets	(3,048)	(423)
Decrease in accounts payable	(3,865)	(4,296)
Decrease in deferred revenue	(2,508)	(437)
Increase (decrease) in accrued payroll and other liabilities	7,618	(17,580)
Decrease in accrued income taxes	(6,629)	(13,247)
Increase in pension and other long-term liabilities	329	4,726
Cash provided by operating activities	197,263	126,231
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(23,291)	(26,429)
Business acquisitions, net of cash acquired	(5,165)	—
Other investments	—	(3,000)
Cash used by investing activities	(28,456)	(29,429)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from long-term debt, including current portion	150,000	—
Repayments of long-term debt	(3,750)	—
Repurchase of common stock	(116,830)	(90,201)
Dividends paid	(25,909)	(21,485)
Proceeds from shares issued pursuant to stock-based compensation plans	3,885	5,656
Excess tax benefit of stock options exercised	469	552
Other financing activities	(966)	(140)
Cash provided (used) by financing activities	6,899	(105,618)
Effect of exchange rate changes on cash	(5,012)	(2,259)
Net increase (decrease) in cash and cash equivalents	170,694	(11,075)
Cash and cash equivalents, beginning of period	321,739	440,846
Cash and cash equivalents, end of period	$492,433	$429,771

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

Reclassifications and Adjustments to Prior Year
The Company made certain reclassifications to the prior year's financial statements to conform them to the presentation as of June 30, 2013. In addition, the December 31, 2012 balance sheet has been adjusted for purchase price allocations of the Lorex and Traficon acquisitions. See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information. These reclassifications and adjustments had no effect on consolidated net earnings, shareholders' equity or net cash flows for any of the periods presented.

Note 2.	Stock-based Compensation
Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$578	$917	$1,231	$1,621
Research and development	1,206	1,298	2,287	2,474
Selling, general and administrative	5,846	5,650	9,809	9,305
Stock-based compensation expense before income taxes	7,630	7,865	13,327	13,400
Income tax benefit	(2,543)	(2,389)	(4,402)	(4,063)
Total stock-based compensation expense after income taxes	$5,087	$5,476	$8,925	$9,337
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2013	2012
Capitalized in inventory	$755	$697
As of June 30, 2013, the Company had $55.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

The fair value of the stock-based awards granted in the three and six months ended June 30, 2013 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock option awards:
Risk-free interest rate	0.3%	0.4%	0.3%	0.4%
Expected dividend yield	1.5%	1.3%	1.5%	1.3%
Expected term	4.3 years	4.2 years	4.3 years	4.2 years
Expected volatility	33.8%	39.7%	33.8%	39.7%
Market-based restricted stock awards:
Risk-free interest rate	—	0.4%	0.3%	0.4%
Expected dividend yield	—	—	—	—
Expected term	—	3.0 years	2.2 years	3.0 years
Expected volatility	—	30.7%	28.8%	30.7%
Expected volatility of S&P 500	—	19.6%	18.1%	19.6%
Employee stock purchase plan:
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividend yield	1.5%	1.3%	1.5%	1.3%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	25.0%	27.4%	25.0%	27.4%

The weighted average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Option Awards:
Weighted average grant date fair value per share	$5.86	$6.43	$5.86	$6.43
Total fair value of awards granted	$5,817	$4,104	$5,817	$4,104
Total fair value of awards vested	$5,013	$5,970	$5,026	$5,985
Total intrinsic value of options exercised	$652	$939	$1,839	$2,358
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$23.43	$17.21	$23.38	$17.22
Total fair value of awards granted	$25,188	$30,471	$25,330	$30,522
Total fair value of awards vested	$13,134	$11,763	$13,319	$12,103
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$5.25	$5.02	$5.25	$5.02
Total fair value of shares estimated to be issued	$552	$1,106	$552	$1,106

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.    Stock-based Compensation - (Continued)
The total amount of cash received from the exercise of stock options in the three months ended June 30, 2013 and 2012 was $0.6 million and $0.8 million, respectively, and the related tax impact realized from the exercise of the stock options was an expense of $0.3 million and $1.0 million, respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2013 and 2012 was $1.7 million and $1.7 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $0.1 million and an expense of $0.7 million, respectively.

 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	6,642	$21.64	4.7
Granted	993	24.31
Exercised	(141)	12.42
Forfeited	(8)	21.40
Outstanding at June 30, 2013	7,486	$22.17	5.0	$45,081
Exercisable at June 30, 2013	6,154	$21.63	4.1	$41,162
Vested and expected to vest at June 30, 2013	7,420	$22.15	5.0	$44,885

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,372	$21.30
Granted	1,095	23.38
Vested and distributed	(549)	26.73
Forfeited	(114)	25.03
Outstanding at June 30, 2013	2,804	$20.94
During the six months ended June 30, 2013 and 2012, the Company granted approximately 1,088,000 and 978,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the six months ended June 30, 2013 and 2012 were $23.43 and $21.68, respectively.
During the six months ended June 30, 2013 and 2012, the Company also granted approximately 7,000 and 795,000 market-based restricted stock units, respectively. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted units was determined and fixed on the date of grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation and considered the likelihood of the Company achieving the market-based condition. The fair value of the market-based restricted stock units granted during the six months ended June 30, 2013 and 2012 was $15.87 and $11.73, respectively.
There were 125,000 shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the six months ended June 30, 2013 and 3,728,000 shares remain available under the ESPP at June 30, 2013 for future issuance. Shares issued for ESPP purchases are newly issued shares.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for earnings per share:
Earnings from continuing operations	$50,158	$42,405	$101,794	$91,230
Loss from discontinued operations	—	(1,312)	—	(1,998)
Net earnings for basic and diluted earnings per share	$50,158	$41,093	$101,794	$89,232

Denominator for earnings per share:
Weighted average number of common shares outstanding	142,085	153,172	143,350	153,829
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,689	1,861	1,631	2,154
Weighted average diluted shares outstanding	143,774	155,033	144,981	155,983

The effect of stock-based compensation awards for the three and six months ended June 30, 2013, which aggregated 1,102,000 shares and 1,142,000 shares, respectively, and for the three and six months ended June 30, 2012, which aggregated 3,582,000 shares and 3,302,000 shares, respectively, has been excluded for purposes of calculating diluted earnings per share since including such stock-based compensation awards would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $105.4 million and $5.9 million of cash equivalents at June 30, 2013 and December 31, 2012, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of June 30, 2013 and December 31, 2012 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $258.6 million based upon Level 2 inputs at June 30, 2013. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The gains and losses related to outstanding derivative instruments recorded in other expense (income) are offset, in general, by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of these realized and unrealized gains and losses for the three and six months ended June 30, 2013, were losses of $5.0 million and $3.5 million, respectively. The net amount of these gains and losses for the three and six months ended June 30, 2012 were a loss of $1.4 million and a gain of $0.3 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)

The following table provides volume information about the Company's foreign currency hedge volume. The information provided is in United States dollar equivalent amounts. The table presents the net notional amounts at contract exchange rates (in thousands):

	June 30, 2013	December 31, 2012
Swedish kronor	$86,156	$98,385
British pound sterling	4,793	15,619
Australian dollar	4,075	7,022
Japanese yen	4,122	5,157
Euro	17,777	2,232
Brazilian real	4,240	—
Other	843	622
	$122,006	$129,037
At June 30, 2013, the Company’s foreign currency forward contracts, in general, had maturities of six months or less.
The fair value carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$32	$1,955	$2,106	$229

Interest Rates
The Company's outstanding long-term debt at June 30, 2013 consists of fixed rate notes and a floating rate term loan. The Company maintains its floating rate revolver for flexibility to fund working capital needs and for other uses of cash. Interest expense on the Company's floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. The impact of the interest rate swaps is to fix the floating rate basis for the calculation of interest on the term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the credit spread then in effect. At June 30, 2013, the effective interest rate on the term loan was 2.49 percent. As of June 30, 2013, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$73.1	1.0165%	April 5, 2013	March 31, 2019
March 29, 2013	73.1	0.97%	April 5, 2013	March 31, 2019
Interest rate swaps are recorded as an asset or liability in the Company's Consolidated Balance Sheet at fair value. Gains and losses on cash flow hedges are recorded as an adjustment to accumulated other comprehensive (loss) earnings, except that any gains and losses on ineffectiveness of cash flow hedges would be recorded as an adjustment to other expense (income).
The fair value carrying amount of the Company's interest rate swaps of $2.5 million has been recorded to other assets in the Consolidated Balance Sheet as of June 30, 2013.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.7 million and $6.6 million at June 30, 2013 and December 31, 2012, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw material and subassemblies	$223,805	$231,273
Work-in-progress	54,218	50,644
Finished goods	86,648	99,461
	$364,671	$381,378

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $204.3 million and $190.5 million at June 30, 2013 and December 31, 2012, respectively.

Note 9.	Goodwill
It is the Company's policy to complete the annual goodwill impairment analysis during the Company's third fiscal quarter. As of June 30, 2013, the Company believes that there have been no triggering events or indicators of impairment on its recorded goodwill. The carrying value of goodwill by reporting segment and the activity for the six months ended June 30, 2013 are as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2012 (as originally reported)	$253,226	$100,744	$90,817	$38,162	$20,129	$503,078
Adjustments	57,706	—	—	—	—	57,706
Balance, December 31, 2012	310,932	100,744	90,817	38,162	20,129	560,784
Goodwill from acquisitions	—	—	—	—	2,438	2,438
Currency translation adjustments	(1,916)	(2,869)	(156)	—	—	(4,941)
Balance, June 30, 2013	$309,016	$97,875	$90,661	$38,162	$22,567	$558,281

During the six months ended June 30, 2013, the Company updated the purchase price accounting associated with the Lorex and Traficon acquisitions resulting in an increase in goodwill of $57.7 million which was retrospectively adjusted. See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $103.2 million and $90.3 million at June 30, 2013 and December 31, 2012, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.	Credit Agreements
At June 30, 2013, the Company had no borrowings outstanding under its Credit Agreement, dated February 8, 2011 with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $12.4 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $187.6 million.

On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018. The amendment also incorporated a revised schedule of interest rates.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accrued product warranties, beginning of period	$16,652	$15,994	$16,152	$16,046
Amounts paid for warranty services	(1,754)	(2,090)	(4,146)	(4,257)
Warranty provisions for products sold	1,835	1,299	4,541	3,134
Currency translation adjustments and other	58	119	244	399
Accrued product warranties, end of period	$16,791	$15,322	$16,791	$15,322
Current accrued product warranties, end of period			$13,638	$13,232
Long-term accrued product warranties, end of period			$3,153	$2,090

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Unsecured notes	$250,000	$250,000
Term loan	146,250	—
Unamortized issuance costs of unsecured notes	(1,451)	(1,681)
	$394,799	$248,319

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
The Credit Agreement amendment of April 5, 2013, discussed in Note 11, "Credit Agreements," of the Notes to the Consolidated Financial Statements above, incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.8 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2013 (in thousands):

Common stock and additional paid-in capital, December 31, 2012	$171,546
Excess income tax benefit of common stock options exercised	(71)
Common stock issued pursuant to stock-based compensation plans, net	92
Stock-based compensation costs	13,610
Repurchase of common stock	(116,830)
Common stock and additional paid-in capital, June 30, 2013	$68,347
During the six months ended June 30, 2013, the Company repurchased 1.6 million shares of the Company's common stock through open market transactions and entered into an accelerated share repurchase program at a notional amount of $75.0 million under which the Company received 2.6 million shares in March 2013 and an additional 0.3 million shares in April 2013. The repurchases were under the February 2013 authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 25.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2015.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.09 per share of outstanding common stock was paid on June 7, 2013 to shareholders of record as of the close of business on May 20, 2013. The total cash payments for dividends in the six months ended June 30, 2013 was $25.9 million.

Note 15.	Contingencies
The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties' motion for summary judgment on Raytheon's trade secret misappropriation claim based on the FLIR Parties' statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims, which resulted in a payment of $3 million by the FLIR Parties to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. The parties appealed certain rulings of the District Court to the United States Court of Appeals for the Federal Circuit which on August 1, 2012 reversed the judgment of the District Court and remanded the case for further proceedings consistent with the appellate court's opinion.  The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16.	Income Taxes
As of June 30, 2013, the Company had approximately $34.3 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2013, the Company had approximately $2.8 million of net accrued interest and penalties related to uncertain tax positions.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue – External Customers:
Thermal Vision and Measurement	$174,962	$142,641	$342,351	$298,381
Raymarine	46,887	47,181	91,288	93,785
Surveillance	118,618	119,493	228,859	234,090
Detection	14,367	15,713	26,913	35,066
Integrated Systems	34,495	13,263	48,501	25,421
	$389,329	$338,291	$737,912	$686,743
Revenue – Intersegments:
Thermal Vision and Measurement	$4,233	$4,403	$7,196	$9,451
Raymarine	—	—	—	4
Surveillance	8,490	7,083	14,280	11,986
Detection	1,821	326	4,262	776
Integrated Systems	390	473	698	1,047
Eliminations	(14,934)	(12,285)	(26,436)	(23,264)
	$—	$—	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$41,816	$27,394	$81,765	$66,736
Raymarine	6,318	5,728	12,295	9,569
Surveillance	35,346	40,821	70,300	75,722
Detection	1,319	(1,767)	1,911	(330)
Integrated Systems	30	331	209	(66)
Other	(14,557)	(11,786)	(27,078)	(22,614)
	$70,272	$60,721	$139,402	$129,017

	June 30, 2013	December 31, 2012
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$240,977	$265,197
Raymarine	69,994	74,980
Surveillance	274,806	317,944
Detection	22,054	31,861
Integrated Systems	35,105	26,559
	$642,936	$716,541

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$214,003	$152,032	$385,017	$350,929
Europe	87,571	89,152	178,726	169,866
Other international	87,755	97,107	174,169	165,948
	$389,329	$338,291	$737,912	$686,743
Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2013	December 31, 2012
		(As adjusted)
United States	$591,099	$583,008
Europe	343,162	353,695
Other international	51,577	52,961
	$985,838	$989,664

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
US Government	$114,844	$75,758	$192,604	$174,262

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions
In December 2012, the Company acquired Lorex Technology Inc. ("Lorex"), a provider of consumer oriented and professional grade video surveillance systems, for approximately $61.2 million in cash. At December 31, 2012, the Company initially reported the net tangible assets of $19.1 million in the respective balance sheet accounts and the excess purchase price of $42.1 million in other assets.
The Company has since performed a preliminary purchase price allocation which resulted in an allocation of $15.1 million of identifiable intangible assets and $29.3 million of goodwill in conjunction with the Lorex acquisition, which has been recorded in the Company’s Thermal Vision and Measurement business segment as of June 30, 2013. This goodwill consists largely of the ability of Lorex to provide the Company domain knowledge and distribution channels in adjacent security markets. These purchase price adjustments have been applied retrospectively to the December 31, 2012 balance sheet.
The preliminary allocation of the purchase price is as follows (in thousands):

Cash acquired	$1,170
Accounts receivable, net	10,183
Inventories	13,967
Property and equipment	1,049
Other assets	3,004
Liabilities	(10,252)
Net tangible assets	19,121
Net deferred taxes	(2,387)
Identifiable intangible assets	15,100
Goodwill	29,336
Purchase price	$61,170
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
		$15,100
Also in December 2012, the Company acquired Traficon International NV ("Traficon"), a provider of video image processing software and hardware for traffic analysis applications, for approximately $46.3 million in cash. At December 31, 2012, the Company initially reported the net tangible assets of $5.1 million in the respective balance sheet accounts and the excess purchase price of $41.2 million in other assets.
In April 2013, the Company made an additional payment of $2.1 million in cash as an adjustment to the purchase price. The Company has performed a preliminary purchase price allocation which resulted in an allocation of $20.1 million of identifiable intangible assets and $28.4 million of goodwill in conjunction with the Traficon acquisition, which has been recorded in the Company’s Thermal Vision and Measurement business segment as of June 30, 2013. This goodwill consists largely of the ability of Traficon to expand the Company's presence in the global traffic monitoring market through the provision of domain expertise and distribution channels. These purchase price adjustments have been applied retrospectively to the December 31, 2012 balance sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions - (Continued)
The preliminary allocation of the purchase price is as follows (in thousands):

Cash acquired	$181
Accounts receivable, net	6,435
Inventories	2,853
Property and equipment	179
Other assets	657
Liabilities	(5,248)
Net tangible assets	5,057
Net deferred taxes	(5,166)
Identifiable intangible assets	20,102
Goodwill	28,370
Purchase price	$48,363
Certain tax attributes and the related impact on goodwill are pending final valuation and are expected to be finalized by September 30, 2013. None of the goodwill recognized is deductible for income tax purposes.
The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Patented/Proprietary Technology	10 years	$5,951
Backlog	1.5 years	1,852
Customer Relationships	12 years	12,299
		$20,102
In April 2013, the Company acquired Marine and Remote Sensing Solutions, Ltd. ("MARSS"), a developer of software and sensor control systems for use in maritime security applications, including above and below water port security and ship-based man overboard detection, for approximately $3.1 million in cash.
The operating results for these acquisitions are included in the Company's 2013 results of operations.
These acquisitions are not significant, either individually or in the aggregate, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position.

Note 19.	Subsequent Events
On July 18, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share on its common stock, payable on September 6, 2013, to shareholders of record as of the close of business on August 19, 2013. The total cash payment of this dividend will be approximately $12.8 million.

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
Revenue. Consolidated revenue for the three months ended June 30, 2013 increased by 15.1 percent year over year, from $338.3 million in the second quarter of 2012 to $389.3 million in the second quarter of 2013. Consolidated revenue for the six months ended June 30, 2013 increased by 7.5 percent year over year, from $686.7 million in the first six months of 2012 to $737.9 million in the first six months of 2013. Our Thermal Vision and Measurement and Integrated Systems segments reported increases in revenue year over year, while our other three segments reported decreases in year over year revenues. The increase in revenue from our Thermal Vision and Measurement segment was due to revenue from two companies acquired late in 2012, while the increase in revenue from our Integrated Systems segment resulted from significant shipments under two large programs.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2013 to be approximately 10 percent higher than 2012 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 45.0 percent and 55.1 percent of total revenue for the quarters ended June 30, 2013 and 2012, respectively, and 47.8 percent and 48.9 percent for the six months ended June 30, 2013 and 2012, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2013 was $199.3 million and $363.9 million, respectively, compared to cost of goods sold for the three and six months ended June 30, 2012 of $168.3 million and $334.0 million, respectively. The year over year increase in cost of goods sold primarily relates to increases in revenues and changes in product mix.

Gross profit. Gross profit for the quarter ended June 30, 2013 was $190.0 million compared to $170.0 million for the same quarter last year. Gross profit for the six months ended June 30, 2013 was $374.0 million compared to $352.8 million for the same period of 2012. The increases in gross profit were primarily due to increases in revenues. Gross margin, defined as gross profit divided by revenue, decreased from 50.3 percent in the second quarter of 2012 to 48.8 percent in the second quarter of 2013 and from 51.4 percent in the first six months of 2012 to 50.7 percent in the first six months of 2013. The decreases in gross margins were primarily due to lower gross margins of products sold by Lorex and product mix changes in our Integrated Systems segment.
Research and development expenses. Research and development expenses for the second quarter of 2013 totaled $39.6 million, compared to $37.5 million in the second quarter of 2012. Research and development expenses for the first six months of 2013 and 2012 were $76.3 million and $74.1 million, respectively. Research and development expenses as a percentage of revenue was 10.2 percent and 10.3 percent for the three and six months ended June 30, 2013, respectively. Research and development expenses as a percentage of revenue was 11.1 percent and 10.8 percent for the three and six months ended June 30, 2012, respectively. Research and development expenses are expected to remain at the upper end of our anticipated long-term research and development spending relative to sales due to the current sluggish revenue environment. Over the five annual periods through December 31, 2012, our annual research and development expenses have varied between 8.0 percent and 9.8 percent of revenue.
Selling, general and administrative expenses. Selling, general and administrative expenses were $80.2 million for the quarter ended June 30, 2013, compared to $71.8 million for the quarter ended June 30, 2012. Selling, general and administrative expenses for the first six months of 2013 and 2012 were $158.3 million and $149.7 million, respectively. The increases in selling, general and administrative expenses for the second quarter year over year were attributable to the addition of operating expenses of businesses acquired in December of 2012, offset by cost containment efforts taken across the Company in 2012 in response to the lower revenues during that year. Selling, general and administrative expenses as a percentage of revenue were 20.6 percent and 21.2 percent for the quarters ended June 30, 2013 and 2012, respectively and 21.5 percent and 21.8 percent for the six months ended June 30, 2013 and 2012, respectively. Over the past five years, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.8 percent of revenue.
Interest expense. Interest expense for the second quarter and first six months of 2013 was $3.8 million and $6.7 million, respectively, compared to $2.8 million and $5.8 million for the same periods of 2012. Interest expense is primarily associated with the $250 million aggregate principal amount of 3.750% senior unsecured Notes due September 1, 2016 issued in August 2011 and the $150 million term loan that was drawn on April 5, 2013.
Income taxes. The income tax provision of $16.4 million for the three months ended June 30, 2013 represents a quarterly effective tax rate of 24.7 percent. We expect the annual effective tax rate for the full year of 2013 to be approximately 25 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$175.0	$142.6	$342.4	$298.4
Earnings from operations	41.8	27.4	81.8	66.7
Operating margin	23.9%	19.2%	23.9%	22.4%
Backlog, end of period			185	158
Revenue for the three and six months ended June 30, 2013 increased by 22.7 percent and 14.7 percent, respectively, compared to the same periods of 2012. The increases in the three and six months ended June 30, 20013 are due to the combined revenue of $31.6 million and $53.4 million, respectively, reported by Lorex and Traficon, which were acquired in December 2012. For the six months ended June 30, 2013 there were slightly lower revenues in several of our other product lines, a portion of which was due to lower demand from cores and components customers, including US Government funded customers. The increases in earnings from operations for the three and six months ended June 30, 2013 compared to the same periods of 2012 were primarily due to the cost containment efforts taken during the second quarter of 2012 and the earnings from operations of the acquired businesses. The rise in backlog at June 30, 2013 compared to June 30, 2012 was a result of the addition of orders reported by Lorex and Traficon, as well as large orders received late in the quarter.
Raymarine
Raymarine operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$46.9	$47.2	$91.3	$93.8
Earnings from operations	6.3	5.7	12.3	9.6
Operating margin	13.5%	12.1%	13.5%	10.2%
Backlog, end of period			5	6
Revenue for the three and six months ended June 30, 2013 decreased by 0.6 percent and 2.7 percent, respectively, compared to the same periods of 2012, primarily due to weak market conditions in Europe, partially offset by an increase in revenue from the Asia Pacific region. The increases in earnings from operations for the three and six months ended June 30, 2013 compared to the same periods of 2012 were primarily due to realizing the benefit in 2013 of cost containment efforts taken during the second quarter of 2012 offsetting the slight decline in year over year revenue.
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$118.6	$119.5	$228.9	$234.1
Earnings from operations	35.3	40.8	70.3	75.7
Operating margin	29.8%	34.2%	30.7%	32.3%
Backlog, end of period			269	249
Revenue for the three and six months ended June 30, 2013 decreased by 0.7 percent and 2.2 percent, respectively, compared to the same periods of 2012, The decrease in earnings from operations for the three month period was primarily due to slightly lower gross margins due to changes in product mix and increased operating expenses. The decrease in earnings from operations for the six month period was primarily due to decreases in revenues and increased operating expenses.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$14.4	$15.7	$26.9	$35.1
Earnings (loss) from operations	1.3	(1.8)	1.9	(0.3)
Operating margin	9.2%	(11.2)%	7.1%	(0.9)%
Backlog, end of period			23	23

Revenue for the three and six months ended June 30, 2013 decreased by 8.6 percent and 23.3 percent, respectively, compared to the same periods of 2012, which was primarily due to the absence of several large product orders and lower research and development contract revenues due to the timing of programs. Earnings from operations increased for the three and six month periods year over year due to reductions in operating expenses, which included a $2.2 million restructuring charge in the second quarter of 2012, partially offset by lower revenues.

Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$34.5	$13.3	$48.5	$25.4
Earnings from operations	—	0.3	0.2	(0.1)
Operating margin	0.1%	2.5%	0.4%	(0.3)%
Backlog, end of period			47	62

Revenue for the three and six months ended June 30, 2013 increased by 160.1 percent and 90.8 percent, respectively, compared to the same periods of 2012, which was primarily due to the timing of large program deliveries during the three months ended June 30, 2013. Backlog at June 30, 2013 reflects a decrease of approximately $15 million compared to June 30, 2012 due to the program deliveries in the three months ended June 30, 2013.

Liquidity and Capital Resources
At June 30, 2013, we had a total of $492.4 million in cash and cash equivalents, of which $246.0 million was in the United States and $246.4 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2012 of $321.7 million, of which $150.3 million was in the United States and $171.4 million was at our foreign subsidiaries. The increase in cash and cash equivalents was primarily due to $150 million borrowed against a term loan facility and cash from operations, partially offset by $116.8 million spent for the repurchase of shares of our common stock, capital expenditures of $23.3 million, and dividends paid of $25.9 million during the period.
Cash provided by operating activities totaled $197.3 million for the six months ended June 30, 2013, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.
Cash provided by financing activities totaled $6.9 million for the six months ended June 30, 2013, which primarily consisted of cash received from the term loan offset by the repurchase of shares of our common stock and the payment of dividends.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euro, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at June 30, 2013. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At June 30, 213, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.8 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At June 30, 2013, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $12.4 million of letters of credit outstanding at June 30, 2013, which reduced the total available credit under the Credit Agreement.

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
On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. As of June 30, 2013, there were approximately 20.5 million shares still remaining for repurchase under this authorization, which expires on February 6, 2015.
United States income taxes have not been provided for on accumulated earnings of certain subsidiaries outside of the United States as we currently intend to reinvest the earnings in operations outside the United States indefinitely. Should we subsequently elect to repatriate foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
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
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05") which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for annual and interim periods beginning after December 15, 2014. Accordingly, the Company currently intends to adopt ASU 2013-05 on January 1, 2015 and does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the fiscal year ended December 31, 2012. As described in Note 1, Nature of Business and Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2012, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.
Contractual Obligations
As of June 30, 2013, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2012, other than the $150 million borrowed under the term loan facility and the related interest as part of the Credit Agreement amendment of April 5, 2013, as discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than the following:
Interest Rate Risk
Our exposure to changes in market interest rates relates primarily to interest paid on our floating rate long-term debt. Our floating rate long-term debt consists of the $150 million borrowed under our term loan facility that bears interest at the one-month LIBOR rate plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such long-term debt.
As our risk management objectives include mitigating the risk of changes in cash flows attributable to changes in the designated one-month LIBOR rate for the term loan facility, we entered into interest rate swaps for the aggregate notional amount of $150 million and fixed interest rates of 1.016 percent and 0.97 percent effective at the time the term loan was drawn to hedge this exposure. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows attributable to fluctuations in the one-month LIBOR based interest payments. The net effect of these swap agreements is to convert the floating interest rate basis to fixed rates of 1.016 percent and 0.97 percent.
See Note 5, “Derivative Financial Instruments-Interest Rates,” Note 11, “Credit Agreements,” and Note 13, “Long-Term Debt,” of the Notes to the Consolidated Financial Statements and Item 2 of Part I, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on the Company's interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 1, 2013, other than the following:
We have indebtedness as a result of the issuance of the our 3.75 percent senior unsecured notes due September 1, 2016 (the "Notes") and the borrowing under the term loan facility and are subject to certain restrictive covenants under the indenture governing the Notes (the “Indenture”) and the Credit Agreement which may limit our operational and financial flexibility
As of June 30, 2013, we had $250.0 million outstanding under the Notes and $146.3 million outstanding under the term loan facility. Our ability to meet our debt service obligations and comply with the financial covenants under the Indenture and the Credit Agreement will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the Credit Agreement or the Indenture. In the event of any such default under the Credit Agreement, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under the Indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately. See Note 11, “Credit Agreements,” and Note 13, “Long-Term Debt,” of the Notes to the Consolidated Financial Statements and Item 2 of Part I, “Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on the Company's indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, the Company repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 to April 30, 2013(1)	285,741	$25.99	285,741
June 1 to June 30, 2013(2)	350,000	$24.20	350,000
Total	635,741	$25.00	635,741	20,514,479
(1) On February 25, 2013, we entered into an accelerated share repurchase program (“ASR”) at a notional amount of $75.0 million under which we were to receive a number of shares based on the daily volume weighted average price of common stock, less a discount, over a period beginning on the effective date of the ASR and ending on a date no later than May1, 2013. Under the ASR, we received the minimum number of shares of 2,599,780 on March 6, 2013. The ASR was settled on April 12, 2013 with an additional 285,741 shares delivered on April 17, 2013.
(2) The share repurchases were through open market transactions.
(3) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. This authorization will expire on February 6, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description

3.1	Fifth Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. as amended on April 25, 2013.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 8, 2013	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)