Form 10-Q/A
period 2013-03-31
FLIR SYSTEMS INC
filed 2013-08-29
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 only to re-file Exhibit 10.2 in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of Exhibit 10.2 in the originally-filed Form 10-Q.
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 does not reflect events occurring after the filing of our original Form 10-Q. Except as noted above, no modifications or changes have been made to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 as originally filed or the exhibits filed therewith.

Item 6.	Exhibits

Number	Description

10.2
Annex I to Third Amendment to Credit Agreement dated as of April 5, 2013 (portions omitted pursuant to FLIR Systems, Inc.'s request for confidential treatment filed with the Securities and Exchange Commission).
.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 29, 2013	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

4