Form 10-Q
period 2013-09-30
FLIR SYSTEMS INC
filed 2013-11-08
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
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
At October 31, 2013, there were 141,654,996 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$358,141	$332,230	$1,096,053	$1,018,973
Cost of goods sold	185,251	158,877	549,134	492,865
Gross profit	172,890	173,353	546,919	526,108
Operating expenses:
Research and development	32,986	29,593	109,271	103,674
Selling, general and administrative	76,365	69,523	234,706	219,181
Total operating expenses	109,351	99,116	343,977	322,855

Earnings from operations	63,539	74,237	202,942	203,253

Interest expense	3,696	3,096	10,361	8,930
Interest income	(256)	(268)	(721)	(1,073)
Other expense (income), net	53	2,175	(536)	1,190
Earnings from continuing operations before income taxes	60,046	69,234	193,838	194,206
Income tax provision	13,560	13,285	45,558	47,027
Earnings from continuing operations	46,486	55,949	148,280	147,179
Loss from discontinued operations, net of tax	—	(44)	—	(2,042)
Net earnings	$46,486	$55,905	$148,280	$145,137

Basic earnings per share:
Continuing operations	$0.33	$0.37	$1.04	$0.96
Discontinued operations	—	(0.00)	—	(0.01)
Basic earnings per share	$0.33	$0.37	$1.04	$0.95

Diluted earnings per share:
Continuing operations	$0.32	$0.37	$1.02	$0.95
Discontinued operations	—	(0.00)	—	(0.01)
Diluted earnings per share	$0.32	$0.37	$1.02	$0.94

Weighted average shares outstanding:
Basic	141,863	150,878	142,849	152,820
Diluted	144,231	152,327	144,831	154,758

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net earnings	$46,486	$55,905	$148,280	$145,137
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,587	22,694	5,560	15,812
Fair value adjustment on interest rate swap contracts	(408)	—	1,119	—
Comprehensive income	$68,665	$78,599	$154,959	$160,949

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2013	December 31, 2012 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$492,199	$321,739
Accounts receivable, net	281,611	335,163
Inventories	376,033	381,378
Prepaid expenses and other current assets	98,001	96,006
Deferred income taxes, net	31,659	30,960
Total current assets	1,279,503	1,165,246
Property and equipment, net	229,844	211,615
Deferred income taxes, net	32,235	32,223
Goodwill	567,611	562,586
Intangible assets, net	157,489	175,823
Other assets	59,194	41,442
	$2,325,876	$2,188,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,861	$94,156
Deferred revenue	30,308	29,465
Accrued payroll and related liabilities	39,139	41,506
Accrued product warranties	13,464	13,169
Advance payments from customers	13,585	12,150
Accrued expenses	41,977	32,772
Accrued income taxes	—	11,943
Other current liabilities	4,479	6,406
Current portion long term debt	15,000	—
Total current liabilities	251,813	241,567
Long-term debt	376,163	248,319
Deferred income taxes	18,828	17,351
Accrued income taxes	22,410	22,812
Pension and other long-term liabilities	50,151	58,985
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2013, and December 31, 2012	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 141,620 and 145,814 shares issued at September 30, 2013, and December 31, 2012, respectively, and additional paid-in capital	61,892	171,546
Retained earnings	1,528,399	1,418,814
Accumulated other comprehensive earnings	16,220	9,541
Total shareholders’ equity	1,606,511	1,599,901
	$2,325,876	$2,188,935

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012 (As adjusted)
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$148,280	$145,137
Income items not affecting cash:
Depreciation and amortization	44,978	44,859
Deferred income taxes	(38)	599
Stock-based compensation arrangements	20,673	19,997
Other non-cash items	1,485	(1,864)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	52,856	41,476
Decrease (increase) in inventories	6,481	(22,427)
Increase in prepaid expenses and other current assets	(2,142)	(15,367)
(Increase) decrease in other assets	(4,911)	450
Decrease in accounts payable	(374)	(6,720)
Increase (decrease) in deferred revenue	808	(4,382)
Decrease in accrued payroll and other liabilities	(9,865)	(21,438)
Decrease in accrued income taxes	(12,347)	(14,501)
Increase in pension and other long-term liabilities	3,907	6,852
Cash provided by operating activities	249,791	172,671
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(36,997)	(39,188)
Business acquisitions, net of cash acquired	(20,073)	—
Other investments	—	(3,000)
Cash used by investing activities	(57,070)	(42,188)
CASH USED BY FINANCING ACTIVITIES:
Proceeds from long-term debt, including current portion	150,000	—
Repayments of long-term debt	(7,500)	—
Repurchase of common stock	(133,049)	(129,010)
Dividends paid	(38,695)	(32,020)
Proceeds from shares issued pursuant to stock-based compensation plans	5,953	7,117
Excess tax benefit of stock options exercised	928	1,231
Other financing activities	(1,273)	(139)
Cash used by financing activities	(23,636)	(152,821)
Effect of exchange rate changes on cash	1,375	5,981
Net increase (decrease) in cash and cash equivalents	170,460	(16,357)
Cash and cash equivalents, beginning of period	321,739	440,846
Cash and cash equivalents, end of period	$492,199	$424,489

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

Reclassifications and Adjustments to Prior Year
The Company made certain reclassifications to the prior year's financial statements to conform them to the presentation as of September 30, 2013. In addition, the December 31, 2012 balance sheet has been adjusted for purchase price allocations of the Lorex and Traficon acquisitions. See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information. These reclassifications and adjustments had no effect on consolidated net earnings, shareholders' equity or net cash flows from operating, investing or financing activities for any of the periods presented.

Note 2.	Stock-based Compensation
Stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$672	$895	$1,902	$2,516
Research and development	1,388	1,297	3,675	3,771
Selling, general and administrative	5,288	4,405	15,096	13,710
Stock-based compensation expense before income taxes	7,348	6,597	20,673	19,997
Income tax benefit	(2,295)	(2,005)	(6,696)	(6,067)
Total stock-based compensation expense after income taxes	$5,053	$4,592	$13,977	$13,930
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2013	2012
Capitalized in inventory	$789	$514
As of September 30, 2013, the Company had $50.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.0 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

The fair value of the stock-based awards granted in the three and nine months ended September 30, 2013 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock option awards:
Risk-free interest rate	0.6%	—	0.3%	0.4%
Expected dividend yield	1.1%	—	1.5%	1.3%
Expected term	4.5 years	—	4.3 years	4.2 years
Expected volatility	31.4%	—	33.7%	39.7%
Market-based restricted stock awards:
Risk-free interest rate	—	—	0.3%	0.4%
Expected dividend yield	—	—	—	—
Expected term	—	—	2.2 years	3.0 years
Expected volatility	—	—	28.8%	30.7%
Expected volatility of S&P 500	—	—	18.1%	19.6%
Employee stock purchase plan:
Risk-free interest rate	—	—	0.1%	0.2%
Expected dividend yield	—	—	1.5%	1.3%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	25.0%	27.4%

The weighted average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Option Awards:
Weighted average grant date fair value per share	$7.65	$—	$5.92	$6.43
Total fair value of awards granted	$278	$—	$6,095	$4,104
Total fair value of awards vested	$33	$38	$5,059	$6,023
Total intrinsic value of options exercised	$1,910	$3,278	$3,748	$5,637
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$31.30	$19.84	$23.91	$17.23
Total fair value of awards granted	$2,427	$121	$28,063	$30,643
Total fair value of awards vested	$222	$174	$13,541	$12,276
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$5.25	$5.02
Total fair value of shares estimated to be issued	$—	$—	$552	$1,106

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.    Stock-based Compensation - (Continued)
The total amount of cash received from the exercise of stock options in the three months ended September 30, 2013 and 2012 was $2.0 million and $1.5 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $0.4 million and $0.8 million, respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2013 and 2012 was $3.7 million and $3.1 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $0.3 million and $0.1 million, respectively.

 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	6,642	$21.64	4.7
Granted	1,030	24.58
Exercised	(266)	14.07
Forfeited	(8)	21.40
Outstanding at September 30, 2013	7,398	$22.32	4.9	$70,176
Exercisable at September 30, 2013	6,032	$21.75	3.9	$60,831
Vested and expected to vest at September 30, 2013	7,329	$22.30	4.9	$69,709

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,372	$21.30
Granted	1,173	23.91
Vested and distributed	(556)	26.71
Forfeited	(140)	24.84
Outstanding at September 30, 2013	2,849	$23.74
During the nine months ended September 30, 2013 and 2012, the Company granted approximately 1,166,000 and 984,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the nine months ended September 30, 2013 and 2012 were $23.96 and $21.67, respectively.
During the nine months ended September 30, 2013 and 2012, the Company also granted approximately 7,000 and 795,000 market-based restricted stock units, respectively. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted units was determined and fixed on the date of grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation and considered the likelihood of the Company achieving the market-based condition. The fair value of the market-based restricted stock units granted during the nine months ended September 30, 2013 and 2012 was $15.87 and $11.73, respectively.
There were approximately 125,000 shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the nine months ended September 30, 2013 and approximately 3,728,000 shares remain available under the ESPP at September 30, 2013 for future issuance. The total amount of cash received from the issuance of ESPP shares in the nine months ended September 30, 2013 was $2.1 million. Shares issued for ESPP purchases are newly issued shares.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for earnings per share:
Earnings from continuing operations	$46,486	$55,949	$148,280	$147,179
Loss from discontinued operations	—	(44)	—	(2,042)
Net earnings for basic and diluted earnings per share	$46,486	$55,905	$148,280	$145,137

Denominator for earnings per share:
Weighted average number of common shares outstanding	141,863	150,878	142,849	152,820
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,368	1,449	1,982	1,938
Weighted average diluted shares outstanding	144,231	152,327	144,831	154,758

Certain stock-based compensation awards are excluded for purposes of calculating diluted earnings per share since including such stock-based compensation awards that would have been anti-dilutive. Stock-based compensation awards for the three and nine months ended September 30, 2013, which aggregated 136,000 shares and 478,000 shares, respectively, and for the three and nine months ended September 30, 2012, which aggregated 6,792,000 shares and 3,100,000 shares, respectively, have been excluded for such purposes.

Note 4.	Fair Value of Financial Instruments
The Company had $106.0 million and $5.9 million of cash equivalents at September 30, 2013 and December 31, 2012, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of September 30, 2013 and December 31, 2012 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $258.2 million based upon Level 2 inputs at September 30, 2013. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The gains and losses related to outstanding derivative instruments recorded in other expense (income) are offset, in general, by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amounts of these realized and unrealized gains and losses for the three and nine months ended September 30, 2013, were a gain of $1.4 million and a loss of $2.1 million, respectively. The net amounts of these gains and losses for the three and nine months ended September 30, 2012 were gains of $2.6 million and $2.9 million, respectively.

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

The following table provides volume information about the Company's foreign currency hedge volume. The information provided is in United States dollar equivalent amounts. The table presents the net notional amounts at contract exchange rates (in thousands):

	September 30, 2013	December 31, 2012
Swedish kronor	$106,658	$98,385
British pound sterling	7,612	15,619
Australian dollar	4,247	7,022
Japanese yen	3,729	5,157
Euro	9,611	2,232
Brazilian real	3,897	—
Other	971	622
	$136,725	$129,037
At September 30, 2013, the Company’s foreign currency forward contracts, in general, had maturities of seven months or less.
The fair value carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$1,045	$17	$2,106	$229

Interest Rates
The Company's outstanding long-term debt at September 30, 2013 consists of fixed rate notes and a floating rate term loan. The Company maintains its floating rate revolver for flexibility to fund working capital needs and for other uses of cash. Interest expense on the Company's floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurocurrency rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. The impact of the interest rate swaps is to fix the floating rate basis for the calculation of interest on the term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the credit spread then in effect. At September 30, 2013, the effective interest rate on the term loan was 2.49 percent. As of September 30, 2013, the following interest rate swaps were outstanding:

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The net fair value carrying amount of the Company's interest rate swaps was $1.8 million, of which $2.8 million and $1.0 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of September 30, 2013.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.9 million and $6.6 million at September 30, 2013 and December 31, 2012, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw material and subassemblies	$222,573	$231,273
Work-in-progress	56,289	50,644
Finished goods	97,171	99,461
	$376,033	$381,378

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $214.8 million and $190.5 million at September 30, 2013 and December 31, 2012, respectively.

Note 9.	Goodwill
As of September 30, 2013, the Company completed its annual review of goodwill and has determined that there have been no triggering events or indicators of impairment on its recorded goodwill. The carrying value of goodwill by reporting segment and the activity for the nine months ended September 30, 2013 are as follows (in thousands):

	Thermal Vision and Measurement	Raymarine	Surveillance	Detection	Integrated Systems	Total
Balance, December 31, 2012 (as originally reported)	$253,226	$100,744	$90,817	$38,162	$20,129	$503,078
Adjustments	59,508	—	—	—	—	59,508
Balance, December 31, 2012	312,734	100,744	90,817	38,162	20,129	562,586
Goodwill from acquisitions	—	—	—	—	2,462	2,462
Currency translation adjustments	2,158	277	87	—	41	2,563
Balance, September 30, 2013	$314,892	$101,021	$90,904	$38,162	$22,632	$567,611

During the nine months ended September 30, 2013, the Company updated the purchase price accounting associated with the Lorex and Traficon acquisitions resulting in an increase in goodwill of $59.5 million which was retrospectively adjusted. See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $110.2 million and $90.3 million at September 30, 2013 and December 31, 2012, respectively.

Note 11.	Revolving Credit Facility
At September 30, 2013, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, and $13.2 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $186.8 million.

On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018. The amendment also incorporated a revised schedule of interest rates.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accrued product warranties, beginning of period	$16,791	$15,322	$16,152	$16,046
Amounts paid for warranty services	(1,128)	(2,465)	(5,273)	(6,722)
Warranty provisions for products sold	768	1,689	5,309	4,823
Currency translation adjustments and other	160	646	403	1,045
Accrued product warranties, end of period	$16,591	$15,192	$16,591	$15,192
Current accrued product warranties, end of period			$13,464	$13,094
Long-term accrued product warranties, end of period			$3,127	$2,098

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Unsecured notes	$250,000	$250,000
Term loan	142,500	—
Unamortized discounts and issuance costs of unsecured notes	(1,337)	(1,681)
	$391,163	$248,319
Current portion, long-term debt	$15,000	$—
Long-term debt	$376,163	$248,319

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
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2013 (in thousands):

Common stock and additional paid-in capital, December 31, 2012	$171,546
Excess income tax benefit of common stock options exercised	347
Common stock issued pursuant to stock-based compensation plans, net	2,058
Stock-based compensation costs	20,990
Repurchase of common stock	(133,049)
Common stock and additional paid-in capital, September 30, 2013	$61,892
During the nine months ended September 30, 2013, the Company repurchased 2.1 million shares of the Company's common stock through open market transactions and entered into an accelerated share repurchase program at a notional amount of $75.0 million under which the Company received 2.6 million shares in March 2013 and an additional 0.3 million shares in April 2013. The repurchases were under the February 2013 authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 25.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2015.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.09 per share of outstanding common stock was paid on September 6, 2013 to shareholders of record as of the close of business on August 19, 2013. The total cash payments for dividends in the nine months ended September 30, 2013 was $38.7 million.

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
As of September 30, 2013, the Company had approximately $29.8 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2013, the Company had approximately $2.8 million of net accrued interest and penalties related to uncertain tax positions.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2010 – 2012
State of Oregon	2009 – 2012
State of Massachusetts	2009 – 2012
State of California	2008 – 2012
Sweden	2007 – 2012
United Kingdom	2008 – 2012
Belgium	2011 - 2012

Note 17.	Operating Segments and Related Information
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue – External Customers:
Thermal Vision and Measurement	$177,100	$149,540	$519,453	$447,922
Raymarine	35,800	31,659	127,087	125,443
Surveillance	102,966	115,915	331,824	350,005
Detection	13,103	15,401	40,016	50,467
Integrated Systems	29,172	19,715	77,673	45,136
	$358,141	$332,230	$1,096,053	$1,018,973
Revenue – Intersegments:
Thermal Vision and Measurement	$5,201	$3,076	$12,397	$12,527
Raymarine	—	—	—	4
Surveillance	8,240	5,260	22,520	17,246
Detection	1,836	1,027	6,098	1,803
Integrated Systems	384	295	1,082	1,342
Eliminations	(15,661)	(9,658)	(42,097)	(32,922)
	$—	$—	$—	$—
Earnings (loss) from operations:
Thermal Vision and Measurement	$43,744	$42,916	$125,509	$109,651
Raymarine	2,050	374	14,345	9,944
Surveillance	30,535	39,243	100,835	114,965
Detection	1,354	1,131	3,265	801
Integrated Systems	(97)	1,333	112	1,267
Other	(14,047)	(10,760)	(41,124)	(33,375)
	$63,539	$74,237	$202,942	$203,253

	September 30, 2013	December 31, 2012
Segment assets (accounts receivable, net and inventories):
Thermal Vision and Measurement	$249,972	$265,197
Raymarine	66,185	74,980
Surveillance	283,809	317,944
Detection	24,858	31,861
Integrated Systems	32,820	26,559
	$657,644	$716,541

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.    Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$191,261	$185,222	$576,278	$536,150
Europe	81,748	61,507	260,474	231,374
Other international	85,132	85,501	259,301	251,449
	$358,141	$332,230	$1,096,053	$1,018,973
Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2013	December 31, 2012
		(As adjusted)
United States	$596,967	$583,008
Europe	362,959	355,497
Other international	54,212	52,961
	$1,014,138	$991,466

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
US Government	$89,866	$91,714	$282,470	$265,976

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions
In December 2012, the Company acquired Lorex Technology Inc. ("Lorex"), a provider of consumer oriented and professional grade video surveillance systems, for approximately $61.2 million in cash. At December 31, 2012, the Company initially reported the net tangible assets of $19.1 million in the respective balance sheet accounts and the excess purchase price of $42.1 million in other assets.
The Company has since performed a purchase price allocation which resulted in an allocation of $15.1 million of identifiable intangible assets and $31.1 million of goodwill in conjunction with the Lorex acquisition, which has been recorded in the Company’s Thermal Vision and Measurement segment. This goodwill consists largely of the ability of Lorex to provide the Company domain knowledge and distribution channels in adjacent security markets. These purchase price adjustments have been applied retrospectively to the December 31, 2012 balance sheet.
The allocation of the purchase price is as follows (in thousands):

Cash acquired	$1,170
Accounts receivable, net	10,183
Inventories	13,967
Property and equipment	1,049
Other assets	3,004
Liabilities	(10,252)
Net tangible assets	19,121
Net deferred taxes	(4,189)
Identifiable intangible assets	15,100
Goodwill	31,138
Purchase price	$61,170
None of the goodwill recognized is deductible for income tax purposes.
The identifiable intangible assets and the estimated useful life of each are as follows (in thousands):

	Estimated Useful Life	Amount
Lorex Trade Name	indefinite	$6,800
Customer Relationships	7 years	8,300
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
In April 2013, the Company made an additional payment of $2.1 million in cash as an adjustment to the purchase price. The Company has performed a purchase price allocation which resulted in an allocation of $20.1 million of identifiable intangible assets and $28.4 million of goodwill in conjunction with the Traficon acquisition, which has been recorded in the Company’s Thermal Vision and Measurement segment. This goodwill consists largely of the ability of Traficon to expand the Company's presence in the global traffic monitoring market through the provision of domain expertise and distribution channels. These purchase price adjustments have been applied retrospectively to the December 31, 2012 balance sheet.

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
		$20,102
In April 2013, the Company acquired Marine and Remote Sensing Solutions, Ltd. ("MARSS"), a developer of software and sensor control systems for use in maritime security applications, including above and below water port security and ship-based man overboard detection, for approximately $3.2 million in cash.
In August 2013, the Company acquired certain tangible assets and intellectual property related to the design and manufacturing of wafer-level optics from DigitalOptics Corporation East for approximately $14.9 million in cash. The tangible assets, including property, equipment and inventory, and intellectual property that were acquired are included in the Consolidated Balance Sheet as of September 30, 2013 and are included in the Thermal Vision and Measurement segment assets in Note 17, "Operating Segments and Related Information," of the Notes to the Consolidated Financial Statements. The Company has preliminarily recorded $5.0 million in property and equipment and $9.9 million in other assets as of September 30, 2013. The allocation of the purchase price is subject to the final determination on the valuation of the assets acquired. The valuation is expected to be finalized by December 31, 2013.
The operating results for these acquisitions are included in the Company's 2013 results of operations.
These acquisitions are not significant, either individually or in the aggregate, as defined in Regulation S-X of the Securities and Exchange Commission, compared to the Company’s overall financial position.

Note 19.	Subsequent Events
On October 15, 2013, the Company announced a proposed realignment of some of its production and engineering operations that will result in the closure of up to six of its global locations and the transfer of these operations to larger Company facilities. The Company also announced its intention to consolidate its optics and laser manufacturing operations. The Company expects to record pre-tax restructuring charges in the fourth quarter of 2013 of approximately $27 million to $30 million related to these and other cost reduction actions.
On October 23, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share on its common stock, payable on December 6, 2013, to shareholders of record as of the close of business on November 18, 2013. The total cash payment of this dividend will be approximately $12.7 million.

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
Revenue. Consolidated revenue for the three months ended September 30, 2013 increased by 7.8 percent year over year, from $332.2 million in the third quarter of 2012 to $358.1 million in the third quarter of 2013. Consolidated revenue for the nine months ended September 30, 2013 increased by 7.6 percent year over year, from $1,019.0 million in the first nine months of 2012 to $1,096.1 million in the first nine months of 2013. Our Thermal Vision and Measurement ("TVM"), Raymarine, and Integrated Systems segments reported increases in revenue year over year, while our other two segments reported decreases in year over year revenues. The increase in revenue from our TVM segment was due to revenue from two companies acquired late in 2012, while the increase in revenue from our Integrated Systems segment resulted from higher year over year deliveries on large programs for that business.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2013 to be approximately three to seven percent higher than 2012 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 46.6 percent and 44.2 percent of total revenue for the quarters ended September 30, 2013 and 2012, respectively, and 47.4 percent for both the three and nine months ended September 30, 2013 and 2012, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2013 was $185.3 million and $549.1 million, respectively, compared to cost of goods sold for the three and nine months ended September 30, 2012 of $158.9 million and $492.9 million, respectively. The year over year increase in cost of goods sold primarily relates to increases in revenues and changes in product mix.

Gross profit. Gross profit for the quarter ended September 30, 2013 was $172.9 million compared to $173.4 million for the same quarter last year. Gross profit for the nine months ended September 30, 2013 was $546.9 million compared to $526.1 million for the same period of 2012. The increases in gross profit were primarily due to increases in revenues. Gross margin, defined as gross profit divided by revenue, decreased from 52.2 percent in the third quarter of 2012 to 48.3 percent in the third quarter of 2013 and from 51.6 percent in the first nine months of 2012 to 49.9 percent in the first nine months of 2013. The decreases in gross margins were primarily due to lower gross margins of products sold by Lorex, a portion of our TVM segment that was acquired in December 2012, and product mix changes in our Integrated Systems and Surveillance segments.
Research and development expenses. Research and development expenses for the third quarter of 2013 totaled $33.0 million, compared to $29.6 million in the third quarter of 2012. Research and development expenses for the first nine months of 2013 and 2012 were $109.3 million and $103.7 million, respectively. Research and development expenses as a percentage of revenue was 9.2 percent and 10.0 percent for the three and nine months ended September 30, 2013, respectively. Research and development expenses as a percentage of revenue was 8.9 percent and 10.2 percent for the three and nine months ended September 30, 2012, respectively. Over the five annual periods through December 31, 2012, our annual research and development expenses have varied between 8.0 percent and 9.8 percent of revenue, and we currently expect these expenses to remain within that range in the near future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $76.4 million for the quarter ended September 30, 2013, compared to $69.5 million for the quarter ended September 30, 2012. Selling, general and administrative expenses for the first nine months of 2013 and 2012 were $234.7 million and $219.2 million, respectively. The increases in selling, general and administrative expenses for the third quarter year over year were attributable to the addition of operating expenses of businesses acquired in December of 2012, offset by cost containment efforts taken across the Company in 2012 in response to the lower revenues during that year. Selling, general and administrative expenses as a percentage of revenue were 21.3 percent and 20.9 percent for the quarters ended September 30, 2013 and 2012, respectively and 21.4 percent and 21.5 percent for the nine months ended September 30, 2013 and 2012, respectively. Over the five annual periods through December 31, 2012, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.8 percent of revenue.
Interest expense. Interest expense for the third quarter and first nine months of 2013 was $3.7 million and $10.4 million, respectively, compared to $3.1 million and $8.9 million for the same periods of 2012. Interest expense is primarily associated with the $250 million aggregate principal amount of 3.750% senior unsecured Notes due September 1, 2016 issued in August 2011 and the $150 million term loan that was drawn on April 5, 2013.
Income taxes. The income tax provision of $13.6 million for the three months ended September 30, 2013 represents a quarterly effective tax rate of 22.6 percent. We expect the annual effective tax rate for the full year of 2013 to be approximately 24 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results
Thermal Vision and Measurement
Thermal Vision and Measurement operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$177.1	$149.5	$519.5	$447.9
Earnings from operations	43.7	42.9	125.5	109.7
Operating margin	24.7%	28.7%	24.2%	24.5%
Backlog, end of period			183	167
Revenue for the three and nine months ended September 30, 2013 increased by 18.4 percent and 16 percent, respectively, compared to the same periods of 2012. The increases in the three and nine months ended September 30, 2013 are primarily due to the combined revenue of $32.9 million and $86.4 million, respectively, reported by Lorex and Traficon, which were acquired in December 2012. For the nine months ended September 30, 2013 there were slightly lower revenues in several of our other product lines, a portion of which was due to lower demand from cores and components customers, including US Government funded customers. The increases in earnings from operations for the three and nine months ended September 30, 2013 compared to the same periods of 2012 were primarily due to the cost containment efforts taken during the second quarter of 2012 and the earnings from operations of the acquired businesses. The rise in backlog at September 30, 2013 compared to September 30, 2012 was a result of the addition of backlog reported by Lorex and Traficon.
Raymarine
Raymarine operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$35.8	$31.7	$127.1	$125.4
Earnings from operations	2.1	0.4	14.3	9.9
Operating margin	5.7%	1.2%	11.3%	7.9%
Backlog, end of period			5	6
Revenue for the three and nine months ended September 30, 2013 increased by 13.1 percent and 1.3 percent, respectively, compared to the same periods of 2012. The year over year increase in revenue for the three month period is primarily due to increased deliveries in the Americas and Europe, partially related to new product introductions. The increases in earnings from operations for the three and nine months ended September 30, 2013 compared to the same periods of 2012 were primarily due to realizing the benefit in 2013 of cost containment efforts taken during the second quarter of 2012 and higher revenues.
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$103.0	$115.9	$331.8	$350.0
Earnings from operations	30.5	39.2	100.8	115.0
Operating margin	29.7%	33.9%	30.4%	32.8%
Backlog, end of period			276	289
Revenue for the three and nine months ended September 30, 2013 decreased by 11.2 percent and 5.2 percent, respectively, compared to the same periods of 2012 due to reduced procurement activity by both US and international government agencies. The decrease in earnings from operations for both the three month and nine month periods were primarily due to lower revenues and lower gross margins due to changes in product mix.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$13.1	$15.4	$40.0	$50.5
Earnings from operations	1.4	1.1	3.3	0.8
Operating margin	10.3%	7.3%	8.2%	1.6%
Backlog, end of period			24	24

Revenue for the three and nine months ended September 30, 2013 decreased by 14.9 percent and 20.7 percent, respectively, compared to the same periods of 2012, which was primarily due to lower research and development contract revenues. Earnings from operations increased for the three and nine month periods year over year due to reductions in operating expenses, which included $2.8 million of restructuring charges in the nine months ended September 30, 2012 partially offset by lower revenues.

Integrated Systems
Integrated Systems operating results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$29.2	$19.7	$77.7	$45.1
(Loss) earnings from operations	(0.1)	1.3	0.1	1.3
Operating margin	(0.3)%	6.8%	0.1%	2.8%
Backlog, end of period			35	79

Revenue for the three and nine months ended September 30, 2013 increased by 48.0 percent and 72.1 percent, respectively, compared to the same periods of 2012, which was primarily due to the timing of large program deliveries during both the three and nine months ended September 30, 2013. The decreases in earnings from operations for the three and nine months ended September 30, 2013 compared to the same periods of 2012 were primarily due to lower margins recognized on program deliveries in 2013. Margins are expected to improve in 2014. Backlog at September 30, 2013 reflects a decrease of $44 million compared to September 30, 2012 due to those program deliveries in 2013 and the reduced intake of program orders in 2013, particularly from US government customers.

Liquidity and Capital Resources
At September 30, 2013, we had a total of $492.2 million in cash and cash equivalents, of which $236.9 million was in the United States and $255.3 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2012 of $321.7 million, of which $150.3 million was in the United States and $171.4 million was at our foreign subsidiaries. The increase in cash and cash equivalents was primarily due to $150 million borrowed against a term loan facility and cash from operations, partially offset by $133.0 million spent for the repurchase of shares of our common stock, capital expenditures of $37.0 million, and dividends paid of $38.7 million during the period.
Cash provided by operating activities totaled $249.8 million for the nine months ended September 30, 2013, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.
Cash used by investing activities totaled $57.1 million for the nine months ended September 30, 2013, primarily consisting of the acquisition of Marine and Remote Sensing Solutions, Ltd for $3.2 million, the acquisition of certain tangible assets and intellectual property of DigitalOptics Corporation East for $14.9 million, and capital expenditures of $37.0 million.
Cash used by financing activities totaled $23.6 million for the nine months ended September 30, 2013, which primarily consisted of cash received from the term loan offset by the repurchase of shares of our common stock and the payment of dividends.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at September 30, 2013. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At September 30, 2013, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.8 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At September 30, 2013, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.25 percent. We had $13.2 million of letters of credit outstanding at September 30, 2013, which reduced the total available credit under the Credit Agreement.
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
On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. As of September 30, 2013, there were approximately 20.0 million shares still remaining for repurchase under this authorization, which expires on February 6, 2015.
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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02") which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 on January 1, 2013. The Company did not have any reclassifications during the first nine months of 2013 that would require additional disclosure under this pronouncement.
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss ("NOL") carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

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

Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than the following:
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

Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1 to August 31, 2013	500,000	$32.44	500,000
Total	500,000	$32.44	500,000	20,014,479
(1) The share repurchases were through open market transactions.
(2) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. This authorization will expire on February 6, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description

10.1	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended October 23, 2013.(1)

10.2	Form of Stock Option Agreement for the 2011 Stock Incentive Plan, amended October 23, 2013.(1)

10.3	Amended estated Change of Control Agreement between FLIR Systems, Inc. and Andrew C. Teich dated as of November 6, 2013.(1)

10.4	Amended and Restated Change of Control Agreement between FLIR Systems, Inc. and Anthony L. Trunzo dated as of November 6, 2013.(1)

10.5	Amended and Restated Change of Control Agreement between FLIR Systems, Inc. and William A. Sundermeier dated as of November 6, 2013.(1)

10.6	Amended and Restated Change of Control Agreement between FLIR Systems, Inc. and William W. Davis dated as of November 6, 2013.(1)

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 8, 2013	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)