Form 10-Q
period 2014-03-31
FLIR SYSTEMS INC
filed 2014-05-12
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
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
At April 30, 2014, there were 141,622,753 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$351,542	$348,583
Cost of goods sold	183,010	164,596
Gross profit	168,532	183,987
Operating expenses:
Research and development	36,326	36,684
Selling, general and administrative	81,942	78,173
Restructuring expenses	7,813	—
Total operating expenses	126,081	114,857

Earnings from operations	42,451	69,130

Interest expense	3,708	2,897
Interest income	(264)	(191)
Other income, net	(198)	(764)
Earnings before income taxes	39,205	67,188
Income tax provision	9,311	15,552
Net earnings	$29,894	$51,636

Earnings per share:
Basic	$0.21	$0.36
Diluted	$0.21	$0.35

Weighted average shares outstanding:
Basic	140,932	144,629
Diluted	143,828	146,291

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net earnings	$29,894	$51,636
Other comprehensive loss, net of tax:
Cash flow hedges	(226)	—
Foreign currency translation adjustments	(1,912)	(12,498)
Total other comprehensive loss	(2,138)	(12,498)
Comprehensive income	$27,756	$39,138

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$584,095	$542,476
Accounts receivable, net	270,165	286,573
Inventories	338,894	344,719
Prepaid expenses and other current assets	98,386	97,574
Deferred income taxes, net	38,660	38,389
Total current assets	1,330,200	1,309,731
Property and equipment, net	232,904	234,041
Deferred income taxes, net	18,079	17,883
Goodwill	575,744	575,701
Intangible assets, net	153,664	154,195
Other assets	58,297	51,808
Total assets	$2,368,888	$2,343,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,965	$85,730
Deferred revenue	23,951	28,844
Accrued payroll and related liabilities	60,370	62,069
Accrued product warranties	13,751	14,665
Advance payments from customers	24,858	25,414
Accrued expenses	36,159	39,316
Accrued income taxes	138	663
Other current liabilities	4,969	4,814
Current portion, long term debt	15,000	15,000
Total current liabilities	271,161	276,515
Long-term debt	368,892	372,528
Deferred income taxes	14,076	12,255
Accrued income taxes	20,763	19,996
Other long-term liabilities	49,966	48,685
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued at March 31, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 141,306 and 140,782 shares issued at March 31, 2014, and December 31, 2013, respectively, and additional paid-in capital	59,934	42,955
Retained earnings	1,560,234	1,544,425
Accumulated other comprehensive earnings	23,862	26,000
Total shareholders’ equity	1,644,030	1,613,380
Total liabilities and shareholders' equity	$2,368,888	$2,343,359

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$29,894	$51,636
Income items not affecting cash:
Depreciation and amortization	16,470	14,871
Deferred income taxes	1,507	44
Stock-based compensation arrangements	8,756	5,696
Other non-cash items, net	(1,490)	2,374
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,452	27,310
Decrease (increase) in inventories	5,424	(9,704)
Decrease (increase) in prepaid expenses and other current assets	422	(1,234)
Increase in other assets	(10,729)	(2,988)
Increase (decrease) in accounts payable	6,527	(9,636)
Decrease in deferred revenue	(4,431)	(169)
Decrease in accrued payroll and other liabilities	(8,020)	(1,029)
Decrease in accrued income taxes	(1,097)	(16,130)
Increase in other long-term liabilities	1,140	918
Cash provided by operating activities	59,825	61,959
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(9,590)	(12,648)
Cash used by investing activities	(9,590)	(12,648)
CASH USED BY FINANCING ACTIVITIES:
Repayments of long term debt, net	(3,750)	—
Repurchase of common stock	(1,766)	(108,361)
Dividends paid	(14,085)	(13,106)
Proceeds from shares issued pursuant to stock-based compensation plans	8,876	1,179
Excess tax benefit of stock options exercised	2,698	234
Other financing activities	252	(22)
Cash used by financing activities	(7,775)	(120,076)
Effect of exchange rate changes on cash	(841)	(4,967)
Net increase (decrease) in cash and cash equivalents	41,619	(75,732)
Cash and cash equivalents, beginning of period	542,476	321,739
Cash and cash equivalents, end of period	$584,095	$246,007

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2014.

Note 2.	Stock-based Compensation
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$653	$652
Research and development	1,199	1,081
Selling, general and administrative	4,309	3,963
Restructuring expenses	2,595	—
Stock-based compensation expense	$8,756	$5,696
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2014	2013
Capitalized in inventory	$729	$452
As of March 31, 2014, the Company had $32.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.
The weighted average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Stock Option Awards:
Total fair value of awards vested	$11	$13
Total intrinsic value of options exercised	$8,916	$1,187
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$30.27	$17.30
Total fair value of awards granted	$170	$142
Total fair value of awards vested	$3,608	$184

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
The total amount of cash received from the exercise of stock options in the three months ended March 31, 2014 and 2013 was $8.9 million and $1.2 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $2.7 million and $0.3 million, respectively.

 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	7,338	$22.38	4.6
Granted	—	—
Exercised	(559)	18.00
Forfeited	(14)	27.33
Outstanding at March 31, 2014	6,765	$22.73	4.2	$88,047
Exercisable at March 31, 2014	5,553	$22.27	3.3	$74,577
Vested and expected to vest at March 31, 2014	6,704	$22.72	4.2	$87,374

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,788	$21.16
Granted	6	30.27
Vested and distributed	(105)	25.25
Forfeited	(72)	26.41
Outstanding at March 31, 2014	2,617	$20.88
During the three months ended March 31, 2014 and 2013, the Company granted approximately 5,600 and 1,200 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the three months ended March 31, 2014 and 2013 were $30.27 and $25.62, respectively.
During the three months ended March 31, 2013, the Company also granted approximately 7,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted stock units granted during the three months ended March 31, 2013 was $15.87. There were no market-based restricted stock units granted during the three months ended March 31, 2014.
There were no shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the three months ended March 31, 2014 and 2013. There are approximately 3,630,000 shares that remain available under the ESPP at March 31, 2014 for future issuance.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$29,894	$51,636

Denominator for earnings per share:
Weighted average number of common shares outstanding	140,932	144,629
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,896	1,662
Weighted average diluted shares outstanding	143,828	146,291

Stock-based compensation awards for the three months ended March 31, 2014 and 2013 that aggregated 100,000 and 877,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $100.8 million and $28.5 million of cash equivalents at March 31, 2014 and December 31, 2013, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of March 31, 2014 and December 31, 2013 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $258.1 million based upon Level 2 inputs at March 31, 2014. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
The carrying amount of accounts receivable, accounts payable and accrued payroll and related liabilities approximates the fair value of those instruments due to their short-term nature.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
In general, the gains and losses related to outstanding derivative instruments recorded in other expense (income) are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amounts of these gains and losses related to the outstanding derivative instruments for the three months ended March 31, 2014 and 2013 were a loss of $2.0 million and a gain of $1.5 million, respectively.

The following table provides volume information about the Company's foreign currency hedge volume. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United Stated dollar equivalent amounts (in thousands):

	March 31, 2014	December 31, 2013
Swedish kronor	$97,650	$99,214
British pound sterling	8,282	5,641
Australian dollar	3,402	5,986
Japanese yen	1,943	4,462
Euro	12,288	265
Canadian dollar	13,588	2,914
Other	3,584	3,448
	$140,737	$121,930
At March 31, 2014, the Company’s foreign currency forward contracts, in general, had maturities of five months or less.
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$65	$1,905	$392	$613

Interest Rates
At March 31, 2014, the effective interest rate on the Company's term loan was 2.49 percent. As of March 31, 2014, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$67.5	1.0165%	April 5, 2013	March 31, 2019
March 29, 2013	67.5	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $2.2 million, of which $3.2 million and $1.0 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of March 31, 2014.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.7 million at both March 31, 2014 and December 31, 2013.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw material and subassemblies	$198,916	$204,542
Work-in-progress	43,655	45,060
Finished goods	96,323	95,117
	$338,894	$344,719

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $244.4 million and $235.3 million at March 31, 2014 and December 31, 2013, respectively. Property and equipment, net, as of March 31, 2014, includes land and a building valued at approximately $4.0 million that are held for sale.

Note 9.	Goodwill
In February 2014, the Company announced a realignment of its business which resulted in the elimination of its division structure and the formation of six reporting segments effective as of January 1, 2014. This reorganization requires that the Company reassign its reported goodwill as of January 1, 2014 to its new reporting units based on the relative fair value of the respective business units at that time. The Company is in the process of performing this valuation analysis which is expected to be finalized by June 30, 2014. Subsequent to the reallocation of goodwill, an impairment test of each new reporting unit is required to be performed, and a potential impairment could be deemed to exist as a result of this process. The Company will record any such potential impairment, if identified, during the fiscal quarter ending June 30, 2014.
The carrying value of goodwill and the activity for the three months ended March 31, 2014 are as follows (in thousands):

Balance, December 31, 2013	$575,701
Currency translation adjustments	43
Balance, March 31, 2014	$575,744

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $88.0 million and $81.7 million at March 31, 2014 and December 31, 2013, respectively.

Note 11.	Credit Agreement
At March 31, 2014, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders, as amended on April 5, 2013, and $29.4 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $170.6 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2014	2013
Accrued product warranties, beginning of period	$17,732	$16,152
Amounts paid for warranty services	(2,687)	(2,392)
Warranty provisions for products sold	1,970	2,706
Currency translation adjustments and other	(303)	186
Accrued product warranties, end of period	$16,712	$16,652
Current accrued product warranties, end of period	$13,751	$13,557
Long-term accrued product warranties, end of period	$2,961	$3,095

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Unsecured notes	$250,000	$250,000
Term loan	135,000	138,750
Unamortized discounts and issuance costs of unsecured notes	(1,108)	(1,222)
	$383,892	$387,528
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$368,892	$372,528

In August 2011, the Company issued $250 million aggregate principal amount of its 3.750 percent senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rates, " for additional information on the effective interest rate on the term loan at March 31, 2014.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2014 (in thousands):

Common stock and additional paid-in capital, December 31, 2013	$42,955
Income tax benefit of common stock options exercised	2,865
Common stock issued pursuant to stock-based compensation plans, net	7,124
Stock-based compensation expense	8,756
Repurchase of common stock	(1,766)
Common stock and additional paid-in capital, March 31, 2014	$59,934
During the three months ended March 31, 2014, the Company repurchased approximately 57,000 shares of the Company's common stock through open market transactions. The repurchases were under the February 2013 authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 25.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2015.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.10 per share of outstanding common stock was paid on March 7, 2014 to shareholders of record as of the close of business on February 19, 2014. The total cash payments for dividends in the three months ended March 31, 2014 was $14.1 million.

Note 15.	Contingencies
The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties' motion for summary judgment on Raytheon's trade secret misappropriation claim based on the FLIR Parties' statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On August 11, 2010, the FLIR Parties and Raytheon entered into an agreement in principle to resolve the remaining Patent Claims, which resulted in a payment of $3 million by the FLIR Parties to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. The parties appealed certain rulings of the District Court to the United States Court of Appeals for the Federal Circuit, which on August 1, 2012 reversed the judgment of the District Court and remanded the case for further proceedings consistent with the appellate court's opinion.  The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16.	Income Taxes
As of March 31, 2014, the Company had approximately $25.8 million of unrecognized tax benefits all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits may be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2014, the Company had approximately $2.7 million of net accrued interest and penalties related to uncertain tax positions.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes - (Continued)
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2012 – 2013
State of Oregon	2012 – 2013
State of Massachusetts	2011 – 2013
State of California	2008 – 2013
Sweden	2008 – 2013
United Kingdom	2007 – 2013
Belgium	2011 - 2013

Note 17.	Operating Segments and Related Information
Operating Segments
In February 2014, the Company announced a realignment of its business which resulted in the elimination of its division structure and the formation of six reporting segments effective as of January 1, 2014. Those operating segments are as follows:
Surveillance
The Surveillance segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, and services related to these systems.
Instruments
The Instruments segment develops and manufactures devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications. Products include thermal imaging cameras, gas detection cameras, firefighting cameras, process automation cameras, and environmental test and measurement devices.
OEM and Emerging Markets
The OEM and Emerging Markets segment develops and manufactures thermal imaging camera cores and components that are utilized by third parties to create thermal and other types of imaging systems. The segment also develops and manufactures intelligent traffic systems and hand-held and weapon-mounted thermal imaging systems for use by consumers and law enforcement.
Maritime
The Maritime segment develops and manufactures electronics and imaging instruments for the recreational and commercial maritime market. The segment provides a full suite of networked electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes.
Security
The Security segment develops and manufactures cameras and video recording systems for use in commercial, critical infrastructure, and home security applications. Products include thermal and visible-spectrum cameras, digital and networked video recorders, and related software and accessories that enable the efficient and effective safeguarding of assets at all hours of the day and through adverse weather conditions.
Detection
The Detection segment develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives threats for military force protection, homeland security, and commercial applications.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue – External Customers:
Surveillance	$117,201	$117,987
Instruments	84,056	78,550
OEM and Emerging Markets	53,801	50,285
Maritime	52,575	50,462
Security	29,309	29,472
Detection	14,600	21,827
	$351,542	$348,583
Revenue – Intersegments:
Surveillance	$2,415	$1,830
Instruments	302	1,521
OEM and Emerging Markets	5,166	6,016
Maritime	668	—
Security	1,655	—
Detection	21	1
Elimination	(10,227)	(9,368)
	$—	$—
Earnings (loss) from operations:
Surveillance	$20,361	$33,726
Instruments	20,450	20,024
OEM and Emerging Markets	11,711	14,596
Maritime	8,830	8,107
Security	1,686	4,389
Detection	(1,800)	2,545
Other	(18,787)	(14,257)
	$42,451	$69,130

	March 31, 2014	December 31, 2013
Segment assets (accounts receivable, net and inventories):
Surveillance	$271,834	$282,839
Instruments	109,957	117,336
OEM and Emerging Markets	85,112	88,317
Maritime	79,462	68,915
Security	36,916	45,053
Detection	25,778	28,832
	$609,059	$631,292

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$161,738	$171,016
Europe	95,072	91,154
Other international	94,732	86,413
	$351,542	$348,583
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2014	December 31, 2013
United States	$617,096	$600,261
Europe	346,865	359,444
Other international	56,648	56,040
	$1,020,609	$1,015,745

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
US Government	$71,637	$77,759

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Restructuring Costs
In 2013, the Company initiated a realignment plan that includes closing six not-to-scale sites in the United States and Europe and transferring those operations to the Company's larger facilities. The Company is also consolidating its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. During the quarter ended March 31, 2014, the Company recorded net pre-tax restructuring expenses totaling $8.4 million. There were no restructuring expenses recorded during the quarter ended March 31, 2013. The Company recorded the restructuring expenses in the segments as follows (in thousands):

Three Months Ended March 31,
2014
Surveillance	$4,118
Instruments	3,524
OEM and Emerging Markets	167
Maritime	(141)
Security	—
Detection	615
Other	120
$8,403

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

Three Months Ended March 31,
2014
Cost of goods sold	$590
Restructuring expenses	7,813
$8,403

The following table summarizes the activity by cost type (in thousands):

	Severance and personnel costs	Inventory write downs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2013	$18,191	$—	$3,670	$21,861
Restructuring costs	4,750	590	3,063	8,403
Utilization	(6,340)	(590)	(5,744)	(12,674)
Balance, March 31, 2014	$16,600	$—	$989	$17,589

Note 19.	Subsequent Events
On April 24, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share on its common stock, payable on June 6, 2014, to shareholders of record as of the close of business on May 20, 2014. The total cash payment of this dividend will be approximately $14.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2013, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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
In February 2014, we announced a realignment of our business which resulted in the elimination of our division structure and the formation of six reporting segments effective as of January 1, 2014. The six reporting segments are: Surveillance, Instruments, OEM and Emerging Markets, Maritime, Security and Detection. See Note 17, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the six reporting segments. The segment operating results for the three months ended March 31, 2013 below have been adjusted to conform to the new operating segment structure.
Revenue. Consolidated revenue for the three months ended March 31, 2014 increased by 0.8 percent year over year, from $348.6 million in the first quarter of 2013 to $351.5 million in the first quarter of 2014. Increases in year over year revenues in our Instruments, OEM and Emerging Markets, and Maritime segments offset a decline in revenues in our Detection segment.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2014 to be up to four percent higher than 2013 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 54.0 percent and 50.9 percent of total revenue for the quarters ended March 31, 2014 and 2013, respectively. The increase in the percentage of international revenue is primarily due to higher deliveries to our customers in the Europe, Middle East and Africa ("EMEA") region, partially attributable to the improving economic conditions in that region. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2014 was $183.0 million, compared to cost of goods sold for the three months ended March 31, 2013 of $164.6 million. The year over year increase in cost of goods sold primarily relates to changes in product mix.
Gross profit. Gross profit for the quarter ended March 31, 2014 was $168.5 million compared to $184.0 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, decreased from 52.8 percent in the first quarter of 2013 to 47.9 percent in the first quarter of 2014. The decreases in gross margins were primarily due to relatively higher year over year sales by lower margin product lines, particularly in our OEM and Emerging Markets segment and our Security segment, and deliveries in 2014 on two large lower margin programs in our Surveillance segment.
Research and development expenses. Research and development expenses for the first three months of 2014 and 2013 were $36.3 million and $36.7 million, respectively. Research and development expenses as a percentage of revenue was 10.3 percent and 10.5 percent for the three months ended March 31, 2014 and 2013, respectively. Over the five annual periods through December 31, 2013, our annual research and development expenses have varied between 8.0 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range in the near future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $81.9 million for the quarter ended March 31, 2014, compared to $78.2 million for the quarter ended March 31, 2013. The increases in selling, general and administrative expenses for the first quarter year over year were primarily related to an increase of $4.4 million in corporate expenses mainly related to higher legal expenses incurred for litigation matters in the ordinary course of business. Selling, general and administrative expenses as a percentage of revenue were 23.3 percent and 22.4 percent for the quarters ended March 31, 2014 and 2013, respectively. Over the five annual periods through December 31, 2013, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.9 percent of revenue.
Restructuring expenses. During the three months ended March 31, 2014, we incurred $8.4 million in pre-tax restructuring expenses, of which $7.8 million is recorded in operating expenses and $0.6 million is included in costs of goods sold. Of the first quarter 2014 charges, $4.8 million relates to operational realignment initiatives announced in the fourth quarter of 2013 and $3.6 million relates to employee termination costs incurred as a result of our decision to eliminate our division structure and realign into six new reporting segments as of January 1, 2014.
Interest expense. Interest expense for the first three months of 2014 was $3.7 million compared to $2.9 million for the same period of 2013. Interest expense is primarily associated with the $250 million aggregate principal amount of 3.750 percent senior unsecured Notes due September 1, 2016 issued in August 2011 and the $150 million term loan that was drawn on April 5, 2013.
Income taxes. The income tax provision of $9.3 million for the three months ended March 31, 2014 represents a quarterly effective tax rate of 23.8 percent. We expect the annual effective tax rate for the full year of 2014 to be approximately 23.8 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$117.2	$118.0
Earnings from operations	20.4	33.7
Operating margin	17.4%	28.6%
Backlog, end of period	280	303
Revenue for the three months ended March 31, 2014 decreased by 0.7 percent compared to the same period of 2013. The decrease in earnings from operations for the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to changes in product mix, reduced gross margins on two 2014 deliveries, and $4.1 million of restructuring expenses recorded in the first quarter of 2014. The decrease in backlog at March 31, 2014 compared to March 31, 2013 was a result of reduced United States government procurement activity and deliveries during the past twelve months on several major programs, partially offset by an approximately $32 million order from a Middle East customer that was received in the first quarter of 2014.

Instruments
Instruments operating results are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$84.1	$78.6
Earnings from operations	20.5	20.0
Operating margin	24.3%	25.5%
Backlog, end of period	29	30
Revenue for the three months ended March 31, 2014 increased by 7.0 percent compared to the same period of 2013. The year over year increase in revenue was related to increased deliveries in all geographic regions and across all product lines, particularly for products introduced within the last year. The slight increase in earnings from operations for the three months ended March 31, 2014 compared to the same period of 2013 was due to the increase in revenues and resultant gross profit being essentially offset by restructuring expenses of $3.5 million.
OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$53.8	$50.3
Earnings from operations	11.7	14.6
Operating margin	21.8%	29.0%
Backlog, end of period	122	113
Revenue for the three months ended March 31, 2014 increased by 7.0 percent compared to the same period of the prior year primarily due to the revenues in our optical components group which is a business that was acquired in August of 2013. The decrease in earnings from operations for the three months ended March 31, 2014 compared to the same period in the prior year was due to an unfavorable mix of products sold, including the relatively low margin products out of the optical components group, and increases in operating expenses related to the development of our new Lepton camera core and related products.
Maritime
Maritime operating results are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$52.6	$50.5
Earnings from operations	8.8	8.1
Operating margin	16.8%	16.1%
Backlog, end of period	15	10
Revenue for the three months ended March 31, 2014 increased by 4.2 percent compared to the same period of 2013 due to higher deliveries in the EMEA region, the effects of new or enhanced products introduced in 2013, and year over year unit volume increases across certain product lines. The increase in earnings from operations for the three months ended March 31, 2014 compared to the same period of the prior year was primarily due to the increase in revenues.

Security
Security operating results are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$29.3	$29.5
Earnings from operations	1.7	4.4
Operating margin	5.8%	14.9%
Backlog, end of period	23	7
Revenue for the three months ended March 31, 2014 decreased by 0.6 percent compared to the same period of the prior year. Earnings from operations declined by 61.6 percent year over year due to changes in product mix, including lower deliveries of our relatively higher margin, high-end thermal security cameras and increased research and development and marketing expenses related to new products. The increase in backlog at March 31, 2014 compared to March 31, 2013 was primarily due to an approximately $10 million order from a Middle East customer that was received in the first quarter of 2014

Detection
Detection operating results are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$14.6	$21.8
Earnings from operations	(1.8)	2.5
Operating margin	(12.3)%	11.7%
Backlog, end of period	45	43

Revenue for the three months ended March 31, 2014 decreased by 33.1 percent compared to the same period of 2013, which was primarily due to deliveries of $5.5 million on a major program in 2013. The decline in year over year revenues and restructuring expenses of $0.6 million resulted in the Detection segment reporting a loss from operations of $1.8 million for the three months ended March 31, 2014 compared to earnings from operations of $2.5 million in the prior year.

Liquidity and Capital Resources
At March 31, 2014, we had a total of $584.1 million in cash and cash equivalents, of which $251.9 million was in the United States and $332.2 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2013 of $542.5 million, of which $221.0 million was in the United States and $321.5 million was at our foreign subsidiaries. The increase in cash and cash equivalents was primarily due to cash from operations, partially offset by $1.8 million spent for the repurchase of shares of our common stock, capital expenditures of $9.6 million, and dividends paid of $14.1 million during the period.
Cash provided by operating activities totaled $59.8 million for the three months ended March 31, 2014, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net increases in other working capital components.
Cash used by investing activities totaled $9.6 million and $12.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively, consisting of capital expenditures in the ordinary course of business.
Cash used by financing activities totaled $7.8 million for the three months ended March 31, 2014, which primarily consisted of the payment of dividends and the quarterly term loan principal payment, partially offset by amounts provided by our stock compensation plans. Cash used by financing activities totaled $120.1 million for the three months ended March 31, 2013, which primarily consisted of cash used for the repurchase of shares of our common stock and the payment of dividends.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from

February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at March 31, 2014. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At March 31, 2014, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At March 31, 2014, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $29.4 million of letters of credit outstanding at March 31, 2014, which reduced the total available credit under the Credit Agreement.
On August 19, 2011, we issued $250 million aggregate principal amount of our 3.750 percent senior unsecured notes due September 1, 2016 (the "Notes"). The interest on the Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. As of March 31, 2014, there were approximately 19.0 million shares still remaining for repurchase under this authorization, which expires on February 6, 2015.
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

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the fiscal year ended December 31, 2013. As described in Note 1, Nature of Business and Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2013, the determination of fair value for stock-based compensation awards requires the use of management’s estimates and judgments.
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1 to February 28, 2014	56,609	$31.20	56,609
Total	56,609	$31.20	56,609	18,955,170
(1) The share repurchases were through open market transactions.
(2) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 7, 2013, we announced that our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. This repurchase was authorized on February 6, 2013 and will expire on February 6, 2015.

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

FLIR SYSTEMS, INC.

Date May 12, 2014	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)