Form 10-Q
period 2014-06-30
FLIR SYSTEMS INC
filed 2014-08-08
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
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
At July 31, 2014, there were 141,729,113 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$369,380	$389,329	$720,923	$737,912
Cost of goods sold	186,662	199,288	369,673	363,884
Gross profit	182,718	190,041	351,250	374,028
Operating expenses:
Research and development	36,307	39,601	72,633	76,285
Selling, general and administrative	83,500	80,168	165,442	158,341
Restructuring expenses	3,547	—	11,361	—
Total operating expenses	123,354	119,769	249,436	234,626

Earnings from operations	59,364	70,272	101,814	139,402

Interest expense	3,629	3,767	7,337	6,664
Interest income	(272)	(274)	(536)	(465)
Other (income) expense, net	(1,070)	175	(1,269)	(589)
Earnings before income taxes	57,077	66,604	96,282	133,792
Income tax provision	12,319	16,446	21,630	31,998
Net earnings	$44,758	$50,158	$74,652	$101,794

Earnings per share:
Basic	$0.32	$0.35	$0.53	$0.71
Diluted	$0.31	$0.35	$0.52	$0.70

Weighted average shares outstanding:
Basic	141,574	142,085	141,255	143,350
Diluted	144,120	143,774	143,964	144,981

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net earnings	$44,758	$50,158	$74,652	$101,794
Other comprehensive loss, net of tax:
Cash flow hedges	(495)	1,527	(721)	1,527
Foreign currency translation adjustments	(6,895)	(4,529)	(8,807)	(17,027)
Total other comprehensive loss	(7,390)	(3,002)	(9,528)	(15,500)
Comprehensive income	$37,368	$47,156	$65,124	$86,294

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$602,073	$542,476
Accounts receivable, net	270,086	286,573
Inventories	350,092	344,719
Prepaid expenses and other current assets	101,684	97,574
Deferred income taxes, net	38,605	38,389
Total current assets	1,362,540	1,309,731
Property and equipment, net	240,023	234,041
Deferred income taxes, net	18,959	17,883
Goodwill	575,522	575,701
Intangible assets, net	147,934	154,195
Other assets	57,187	51,808
Total assets	$2,402,165	$2,343,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,996	$85,730
Deferred revenue	24,646	28,844
Accrued payroll and related liabilities	66,191	62,069
Accrued product warranties	13,222	14,665
Advance payments from customers	34,340	25,414
Accrued expenses	39,745	39,316
Accrued income taxes	911	663
Other current liabilities	5,715	4,814
Current portion, long term debt	15,000	15,000
Total current liabilities	299,766	276,515
Long-term debt	365,257	372,528
Deferred income taxes	14,097	12,255
Accrued income taxes	20,893	19,996
Other long-term liabilities	50,411	48,685
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued at June 30, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 141,564 and 140,782 shares issued at June 30, 2014, and December 31, 2013, respectively, and additional paid-in capital	44,437	42,955
Retained earnings	1,590,832	1,544,425
Accumulated other comprehensive earnings	16,472	26,000
Total shareholders’ equity	1,651,741	1,613,380
Total liabilities and shareholders' equity	$2,402,165	$2,343,359

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$74,652	$101,794
Income items not affecting cash:
Depreciation and amortization	30,706	30,102
Deferred income taxes	915	26
Stock-based compensation arrangements	17,203	13,327
Other non-cash items, net	(3,599)	(577)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,929	54,205
(Increase) decrease in inventories	(7,414)	13,732
Decrease (increase) in prepaid expenses and other current assets	233	(7,243)
Increase in other assets	(12,188)	(3,048)
Increase (decrease) in accounts payable	14,764	(3,865)
Decrease in deferred revenue	(3,761)	(2,508)
Increase in accrued payroll and other current liabilities	5,473	7,618
Decrease in accrued income taxes	(3,937)	(6,629)
Increase in other long-term liabilities	1,437	329
Cash provided by operating activities	130,413	197,263
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(25,828)	(23,291)
Business acquisitions, net of cash acquired	—	(5,165)
Cash used by investing activities	(25,828)	(28,456)
CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from long-term debt, including current portion	—	150,000
Repayments of long term debt, net	(7,500)	(3,750)
Repurchase of common stock	(43,003)	(116,830)
Dividends paid	(28,245)	(25,909)
Proceeds from shares issued pursuant to stock-based compensation plans	28,969	3,885
Excess tax benefit of stock options exercised	6,559	469
Other financing activities	(14)	(966)
Cash (used) provided by financing activities	(43,234)	6,899
Effect of exchange rate changes on cash	(1,754)	(5,012)
Net increase in cash and cash equivalents	59,597	170,694
Cash and cash equivalents, beginning of period	542,476	321,739
Cash and cash equivalents, end of period	$602,073	$492,433

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

Note 2.	Stock-based Compensation
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$639	$578	$1,295	$1,231
Research and development	1,380	1,206	2,579	2,287
Selling, general and administrative	6,428	5,846	10,734	9,809
Restructuring expenses	—	—	2,595	—
Stock-based compensation expense	$8,447	$7,630	$17,203	$13,327
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2014	2013
Capitalized in inventory	$694	$755
As of June 30, 2014, the Company had $50.7 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.1 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
The fair value of the stock-based awards granted in the three and six months ended June 30, 2014 and 2013 was estimated with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock option awards:
Risk-free interest rate	0.9%	0.3%	0.9%	0.3%
Expected dividend yield	1.2%	1.5%	1.2%	1.5%
Expected term	4.3 years	4.3 years	4.3 years	4.3 years
Expected volatility	28.7%	33.8%	28.7%	33.8%
Employee stock purchase plan:
Risk-free interest rate	0.5%	0.1%	0.5%	0.1%
Expected dividend yield	1.2%	1.5%	1.2%	1.5%
Expected term	6 months	6 months	6 months	6 months
Expected volatility	28.2%	25.0%	28.2%	25.0%
The weighted average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Option Awards:
Weighted average grant date fair value per share	$7.32	$5.86	$7.32	$5.86
Total fair value of awards granted	$4,446	$5,817	$4,446	$5,817
Total fair value of awards vested	$4,651	$5,013	$4,662	$5,026
Total intrinsic value of options exercised	$12,418	$652	$21,334	$1,839
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$32.87	$23.43	$32.85	$23.38
Total fair value of awards granted	$21,660	$25,188	$21,830	$25,330
Total fair value of awards vested	$24,157	$13,134	$27,761	$13,319
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$7.87	$5.25	$7.87	$5.25
Total fair value of shares estimated to be issued	$591	$552	$591	$552
The total amount of cash received from the exercise of stock options in the three months ended June 30, 2014 and 2013 was $18.0 million and $0.6 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $4.3 million and an expense of $0.3 million, respectively. The total amount of cash received from the exercise of stock options in the six months ended June 30, 2014 and 2013 was $28.1 million and $1.7 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $7.0 million and $0.1 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	7,338	$22.38	4.6
Granted	608	33.86
Exercised	(1,439)	19.52
Forfeited	(53)	33.09
Outstanding at June 30, 2014	6,454	$24.01	5.0	$69,324
Exercisable at June 30, 2014	5,232	$23.02	4.0	$61,455
Vested and expected to vest at June 30, 2014	6,393	$23.97	5.0	$68,931

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,788	$21.16
Granted	665	32.85
Vested and distributed	(807)	25.00
Forfeited	(85)	25.99
Outstanding at June 30, 2014	2,561	$22.82
During the six months ended June 30, 2014 and 2013, the Company granted approximately 665,000 and 1,088,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values per share of the time-vested restricted stock units granted during the six months ended June 30, 2014 and 2013 were $32.85 and $23.43, respectively.
During the six months ended June 30, 2013, the Company also granted approximately 7,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value per share of the market-based restricted stock units granted during the six months ended June 30, 2013 was $15.87. There were no market-based restricted stock units granted during the three or six months ended June 30, 2014.
There were 85,000 shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the six months ended June 30, 2014 and 3,545,000 shares remain available under the ESPP at June 30, 2014 for future issuance. Shares issued for ESPP purchases are newly issued shares.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$44,758	$50,158	$74,652	$101,794

Denominator for earnings per share:
Weighted average number of common shares outstanding	141,574	142,085	141,255	143,350
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,546	1,689	2,709	1,631
Weighted average diluted shares outstanding	144,120	143,774	143,964	144,981

The effect of stock-based compensation awards for the three and six months ended June 30, 2014, which aggregated 48,000 and 152,000 shares, respectively, and for the three and six months ended June 30, 2013, which aggregated 1,102,000 and 1,142,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $51.1 million and $28.5 million of cash equivalents at June 30, 2014 and December 31, 2013, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of June 30, 2014 and December 31, 2013 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $263.3 million based upon Level 2 inputs at June 30, 2014. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
The carrying amount of accounts receivable, accounts payable and accrued payroll and related liabilities approximates the fair value of those instruments due to their short-term nature.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other (income) expense are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amounts of these gains and losses for the three and six months ended June 30, 2014 were a loss of $0.9 million and a loss of $2.9 million, respectively. The net amounts of these gains and losses for the three and six months ended June 30, 2013 were a loss of $5.0 million and a loss of $3.5 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	June 30, 2014	December 31, 2013
Swedish kronor	$93,558	$99,214
British pound sterling	10,094	5,641
Australian dollar	4,422	5,986
Japanese yen	3,387	4,462
Euro	12,057	265
Canadian dollar	15,933	2,914
Other	4,259	3,448
	$143,710	$121,930
At June 30, 2014, the Company’s foreign currency forward contracts, in general, had maturities of six months or less.
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$619	$2,328	$392	$613

Interest Rate Swap Contracts
At June 30, 2014, the effective interest rate on the Company's term loan was 2.49 percent. As of June 30, 2014, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$65.6	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$65.6	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $1.4 million, of which $2.4 million and $1.0 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of June 30, 2014.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.8 million at June 30, 2014 and $7.7 million at December 31, 2013.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw material and subassemblies	$193,537	$204,542
Work-in-progress	56,620	45,060
Finished goods	99,935	95,117
	$350,092	$344,719

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $247.0 million and $235.3 million at June 30, 2014 and December 31, 2013, respectively. Property and equipment, net, as of June 30, 2014, includes land and a building valued at approximately $4.0 million that are held for sale.

Note 9.	Goodwill
In February 2014, the Company announced a realignment of its business which resulted in the elimination of its division structure and the formation of six reportable operating segments effective as of January 1, 2014. This reorganization required the Company to reassign its reported goodwill as of January 1, 2014 to its new reporting units based on the relative fair value of the respective business units at that time. The reassignment was completed during the three months ended June 30, 2014. Subsequent to the reassignment of goodwill, the Company performed an impairment test of each new reporting unit as of January 1, 2014. As a result of this analysis, no impairment was identified. As of June 30, 2014, the Company has determined that there have been no indicators of impairment on its recorded goodwill that would require an updated impairment review.
The carrying value of goodwill by operating segment and the activity for the six months ended June 30, 2014 are as follows (in thousands):

	Instruments	OEM and Emerging Markets	Security	Maritime	Surveillance	Detection	Total
Balance, January 1, 2014	$163,995	$92,166	$48,199	$114,419	$108,693	$48,229	$575,701
Currency translation adjustments	(832)	(467)	(244)	1,553	(223)	34	(179)
Balance, June 30, 2014	$163,163	$91,699	$47,955	$115,972	$108,470	$48,263	$575,522

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $93.6 million and $81.7 million at June 30, 2014 and December 31, 2013, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.	Credit Agreement
At June 30, 2014, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, and had $39.2 million of letters of credit outstanding, which reduces the total available credit under the Credit Agreement to $160.8 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accrued product warranties, beginning of period	$16,712	$16,652	$17,732	$16,152
Amounts paid for warranty services	(2,076)	(1,754)	(4,763)	(4,146)
Warranty provisions for products sold	1,322	1,835	3,292	4,541
Currency translation adjustments and other	31	58	(272)	244
Accrued product warranties, end of period	$15,989	$16,791	$15,989	$16,791
Current accrued product warranties, end of period			$13,222	$13,638
Long-term accrued product warranties, end of period			$2,767	$3,153

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Unsecured notes	$250,000	$250,000
Term loan	131,250	138,750
Unamortized discounts and issuance costs of unsecured notes	(993)	(1,222)
	$380,257	$387,528
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$365,257	$372,528

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
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," for additional information on the effective interest rate on the term loan at June 30, 2014.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2014 (in thousands):

Common stock and additional paid-in capital, December 31, 2013	$42,955
Income tax benefit of common stock options exercised	6,966
Common stock issued pursuant to stock-based compensation plans, net	20,356
Stock-based compensation expense	17,163
Repurchase of common stock	(43,003)
Common stock and additional paid-in capital, June 30, 2014	$44,437
During the six months ended June 30, 2014, the Company repurchased approximately 1,264,000 shares of the Company's common stock through open market transactions. The repurchases were under the February 2013 authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 25.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2015.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.10 per share of outstanding common stock was paid on June 6, 2014 to shareholders of record as of the close of business on May 20, 2014. The total cash payments for dividends in the six months ended June 30, 2014 was $28.2 million.

Note 15.	Contingencies
The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On August 31, 2009, the court entered an order granting the FLIR Parties' motion for summary judgment on Raytheon's trade secret misappropriation claim based on the FLIR Parties' statute of limitations defense. Raytheon abandoned all of its other claims except its claims relating to four patents (the “Patent Claims”). On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the remaining Patent Claims, which resulted in a payment of $3 million by the FLIR Parties to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. The parties appealed certain rulings of the District Court to the United States Court of Appeals for the Federal Circuit, which on August 1, 2012 reversed the judgment of the District Court and remanded the case for further proceedings consistent with the appellate court's opinion.  The trial has been scheduled for October 27, 2014. The Company intends to vigorously defend itself in this matter and is unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

Note 16.	Income Taxes
As of June 30, 2014, the Company had approximately $25.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits may be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2014, the Company had approximately $2.7 million of net accrued interest and penalties related to uncertain tax positions.

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
Operating Segments
In February 2014, the Company announced a realignment of its business which resulted in the elimination of its division structure and the formation of six reportable operating segments effective as of January 1, 2014. Those operating segments are as follows:
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue – External Customers:
Surveillance	$105,777	$147,859	$222,978	$265,847
Instruments	83,968	80,262	168,023	158,812
OEM and Emerging Markets	58,988	48,633	112,790	98,919
Maritime	55,230	54,679	107,805	105,140
Security	44,735	34,451	74,045	63,922
Detection	20,682	23,445	35,282	45,272
	$369,380	$389,329	$720,923	$737,912
Revenue – Intersegments:
Surveillance	$1,568	$1,347	$3,983	$3,177
Instruments	173	702	474	2,223
OEM and Emerging Markets	5,390	6,824	10,556	12,839
Maritime	836	—	1,504	—
Security	2,735	—	4,390	—
Detection	39	59	59	1,724
Elimination	(10,741)	(8,932)	(20,966)	(19,963)
	$—	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$18,935	$34,076	$39,296	$67,975
Instruments	21,037	22,920	41,486	42,944
OEM and Emerging Markets	17,613	12,217	29,324	26,639
Maritime	9,714	9,374	18,544	17,481
Security	5,886	3,247	7,572	7,636
Detection	3,152	3,899	1,353	6,445
Other	(16,973)	(15,461)	(35,761)	(29,718)
	$59,364	$70,272	$101,814	$139,402

	June 30, 2014	December 31, 2013
		(as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$263,414	$282,037
Instruments	110,958	117,336
OEM and Emerging Markets	85,959	88,317
Maritime	71,272	68,915
Security	54,378	45,053
Detection	34,197	29,634
	$620,178	$631,292

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$191,108	$214,003	$352,846	$385,017
Europe	85,771	87,571	180,845	178,726
Other international	92,501	87,755	187,232	174,169
	$369,380	$389,329	$720,923	$737,912
Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$619,375	$600,261
Europe	344,581	359,444
Other international	56,710	56,040
	$1,020,666	$1,015,745

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
US Government	$78,582	$114,844	$150,219	$192,604

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Restructuring Costs
In 2013, the Company initiated a realignment plan that includes closing six not-to-scale sites in the United States and Europe and transferring those operations to the Company's larger facilities. The Company is also consolidating its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. During the three and six months ended June 30, 2014, the Company recorded net pre-tax restructuring expenses totaling $3.5 million and $12.0 million, respectively. There were no restructuring expenses recorded during the three and six months ended June 30, 2013. The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Surveillance	$606	$4,725
Instruments	2,672	6,196
OEM and Emerging Markets	109	276
Maritime	16	(125)
Security	—	—
Detection	144	759
Other	—	120
	$3,547	$11,951

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Cost of goods sold	$—	$590
Restructuring expenses	3,547	11,361
	$3,547	$11,951

The following table summarizes the activity by cost type (in thousands):

	Severance and personnel costs	Inventory write downs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2013	$18,191	$—	$3,670	$21,861
Additional costs	4,750	590	3,063	8,403
Utilization	(6,340)	(590)	(5,744)	(12,674)
Balance, March 31, 2014	16,601	—	989	17,590
Additional costs	3,423	—	124	3,547
Utilization	(5,437)	—	(267)	(5,704)
Balance, June 30, 2014	$14,587	$—	$846	$15,433

Note 19.	Subsequent Events
On July 17, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share on its common stock, payable on September 5, 2014, to shareholders of record as of the close of business on August 19, 2014. The total cash payment of this dividend will be approximately $14.2 million.

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
In February 2014, we announced a realignment of our business which resulted in the elimination of our division structure and the formation of six reportable operating segments effective as of January 1, 2014. The six operating segments are: Surveillance, Instruments, OEM and Emerging Markets, Maritime, Security and Detection. See Note 17, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the six operating segments. The segment operating results for the three and six months ended June 30, 2013 below have been adjusted to conform to the new operating segment structure.
Revenue. Consolidated revenue for the three months ended June 30, 2014 decreased by 5.1 percent year over year, from $389.3 million in the second quarter of 2013 to $369.4 million in the second quarter of 2014. Consolidated revenue for the six months ended June 30, 2014 decreased by 2.3 percent year over year, from $737.9 million in the first six months of 2013 to $720.9 million in the first six months of 2014. Declines in year over year revenues, for both the three and six month periods, in our Surveillance and Detection segments were partially offset by increases in revenues in our Instruments, OEM and Emerging Markets, and Security segments.
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
International sales accounted for 48.3 percent and 45.0 percent of total revenue for the quarters ended June 30, 2014 and 2013, respectively, and 51.1 percent and 47.8 percent for the six months ended June 30, 2014 and 2013, respectively. The increase in the percentage of international revenue is primarily due to higher deliveries to our customers in the Europe, Middle East and Africa ("EMEA") region, partially attributable to the improving economic conditions in that region. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2014 was $186.7 million and $369.7 million, respectively, compared to cost of goods sold for the three and six months ended June 30, 2013 of $199.3 million and 363.9 million, respectively. For the three month period, the year over year decrease in cost of sales primarily relates to the decrease in year over year revenues; for the six month period, the year over year increase in cost of goods sold primarily relates to changes in product mix.
Gross profit. Gross profit for the quarter ended June 30, 2014 was $182.7 million compared to $190.0 million for the same quarter last year. Gross profit for the six months ended June 30, 2014 was $351.3 million compared to $374.0 million for the same period last year. Gross margin, defined as gross profit divided by revenue, increased from 48.8 percent in the second quarter of 2013 to 49.5 percent in the second quarter of 2014, and decreased from 50.7 percent in the first six months of 2013 to 48.7 percent in the first six months of 2014. The increase in gross margin for the three month period was primarily due to product mix and production efficiencies. For the six month period, the decrease in gross margin was primarily due to sales in certain lower margin product lines, particularly in our OEM and Emerging Markets segment and our Security segment, and deliveries in the first quarter of 2014 on two large lower margin programs in our Surveillance segment.
Research and development expenses. Research and development expenses for the second quarter of 2014 totaled $36.3 million, compared to $39.6 million in the second quarter of 2013. Research and development expenses for the first six months of 2014 and 2013 were $72.6 million and $76.3 million, respectively. Research and development expenses as a percentage of revenue was 9.8 percent and 10.2 percent for the three and six months ended June 30, 2014, respectively. Research and development expenses as a percentage of revenue was 10.1 percent and 10.3 percent for the three and six months ended June 30, 2013, respectively. Over the five annual periods through December 31, 2013, our annual research and development expenses have varied between 8.0 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, in the near future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $83.5 million for the quarter ended June 30, 2014, compared to $80.2 million for the quarter ended June 30, 2013. Selling, general and administrative expenses for the first six months of 2014 and 2013 were $165.4 million and $158.3 million, respectively. The increase in selling, general and administrative expenses year over year for the three month period was primarily related to increases in both marketing and corporate administrative expenses. For the six month period, the year over year increase in selling, general and administrative expenses was primarily related to increases in marketing spending and a $5.9 million increase in corporate expenses largely related to higher legal expenses incurred for litigation matters in the ordinary course of business. Selling, general and administrative expenses as a percentage of revenue were 22.6 percent and 20.6 percent for the quarters ended June 30, 2014 and 2013, respectively, and 22.9 percent and 21.5 percent for the first six months ended June 30, 2014 and 2013, respectively. Over the five annual periods through December 31, 2013, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.9 percent of revenue.
Restructuring expenses. During the quarter ended June 30, 2014, we incurred $3.5 million in pre-tax restructuring expenses, all of which is recorded in operating expenses in the Consolidated Statements of Income. During the first six months of 2014, we incurred $12.0 million in pre-tax restructuring expenses, of which $11.4 million is recorded in operating expenses and $0.6 million is included in costs of goods sold. For the quarter and the six month periods ended June 30, 2014, $3.2 million and $8.0 million, respectively, relate to operational realignment initiatives announced in the fourth quarter of 2013. For the six month period, $3.6 million relates to employee termination costs incurred as a result of our decision to eliminate our division structure and realign into six new reportable operating segments as of January 1, 2014.
Interest expense. Interest expense for the second quarter of 2014 was $3.6 million compared to $3.8 million for the same period of 2013. Interest expense for the first six months of 2014 was $7.3 million compared to $6.7 million for the same period of 2013. Interest expense is primarily associated with the $250 million aggregate principal amount of 3.75 percent senior unsecured notes due September 1, 2016 issued in August 2011, and the $150 million term loan that was drawn on April 5, 2013.
Income taxes. The income tax provision of $12.3 million for the three months ended June 30, 2014 represents a quarterly effective tax rate of 21.6 percent. We expect the annual effective tax rate for the full year of 2014 to be approximately 23.8 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$105.8	$147.9	$223.0	$265.8
Earnings from operations	18.9	34.1	39.3	68.0
Operating margin	17.9%	23.0%	17.6%	25.6%
Backlog, end of period			308	325
Revenue for the three and six months ended June 30, 2014 decreased by 28.5 percent and 16.1 percent, respectively, compared to the same periods of 2013. The decreases in revenue were primarily due to deliveries on two large programs that took place during the second quarter of 2013 and the inability to make late second quarter 2014 deliveries on several orders. The decreases in earnings from operations for the three and six months ended June 30, 2014, compared to the same periods of 2013, were primarily due to lower year over year revenue, changes in product mix, and $4.1 million and $0.6 million of restructuring expenses recorded in the first quarter and second quarter of 2014, respectively, partially offset by lower operating expenses. The decrease in backlog at June 30, 2014 compared to June 30, 2013 was a result of reduced United States government procurement activity during the past twelve months.
Instruments
Instruments operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$84.0	$80.3	$168.0	$158.8
Earnings from operations	21.0	22.9	41.5	42.9
Operating margin	25.1%	28.6%	24.7%	27.0%
Backlog, end of period			32	28
Revenue for the three and six months ended June 30, 2014 increased by 4.6 percent and 5.8 percent, respectively, compared to the same periods of 2013. The year over year increases in revenue were related to increased deliveries in most geographic regions and across most product lines, particularly for products introduced within the last year. The slight decreases in earnings from operations for the three and six months ended June 30, 2014, compared to the same periods of 2013, were primarily due to restructuring expenses of $2.7 million and $6.2 million, respectively, offsetting increases in revenues and gross profits.
OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$59.0	$48.6	$112.8	$98.9
Earnings from operations	17.6	12.2	29.3	26.6
Operating margin	29.9%	25.1%	26.0%	26.9%
Backlog, end of period			125	121

Revenue for the three and six months ended June 30, 2014 increased by 21.3 percent and 14.0 percent, respectively, compared to the same periods of the prior year primarily due to the revenues in our optical components group, which is a business that was acquired in August of 2013, and increased deliveries of uncooled cores and personal vision systems products in the second quarter of 2014. The increases in earnings from operations for the three and six months ended June 30, 2014, compared to the same periods in the prior year, were due to the increase in revenue year over year partially offset by an unfavorable mix of products sold, particularly the relatively low margin products out of the optical components group, and increases in operating expenses related to the development of our new Lepton camera core and related products.
Maritime
Maritime operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$55.2	$54.7	$107.8	$105.1
Earnings from operations	9.7	9.4	18.5	17.5
Operating margin	17.6%	17.1%	17.2%	16.6%
Backlog, end of period			15	9
Revenue for the three and six months ended June 30, 2014 increased by 1.0 percent and 2.5 percent, respectively, compared to the same periods of 2013 due to higher deliveries in the EMEA region, the effects of new or enhanced products introduced in 2013, and year over year unit volume increases across certain product lines. The increases in earnings from operations for the three and six months ended June 30, 2014, compared to the same periods of the prior year, were primarily due to the increase in revenues.
Security
Security operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$44.7	$34.5	$74.0	$63.9
Earnings from operations	5.9	3.2	7.6	7.6
Operating margin	13.2%	9.4%	10.2%	11.9%
Backlog, end of period			25	8
Revenue for the three and six months ended June 30, 2014 increased by 29.9 percent and 15.8 percent, respectively, compared to the same periods of the prior year. The increases in revenue for the three and six month periods were due to increased deliveries in all product families and expanded distribution. The increase in earnings from operations year over year for the three month period is primarily due to the increase in revenues, partially offset by increases in marketing expenses. For the six month period, changes in product mix, including lower deliveries of our relatively higher margin, high-end thermal security cameras and increased research and development and marketing expenses related to new products effectively offset the increase in year over year revenue. The increase in backlog at June 30, 2014 compared to June 30, 2013 was primarily due to an approximately $10 million order from a Middle East customer that was received in the first quarter of 2014.

Detection
Detection operating results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$20.7	$23.4	$35.3	$45.3
Earnings from operations	3.2	3.9	1.4	6.4
Operating margin	15.2%	16.6%	3.8%	14.2%
Backlog, end of period			45	36

Revenue for the three and six months ended June 30, 2014 decreased by 11.8 percent and 22.1 percent, respectively, compared to the same periods of 2013, which was primarily due to $5.5 million of deliveries on a major program in the first quarter of 2013 and lower contract research and development revenues in the first six months of 2014. The declines in earnings from operations were primarily due to the decrease in year over year revenues and $0.8 million of restructuring expenses recorded for the first six months of 2014.

Liquidity and Capital Resources
At June 30, 2014, we had a total of $602.1 million in cash and cash equivalents, of which $239.8 million was in the United States and $362.3 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2013 of $542.5 million, of which $221.0 million was in the United States and $321.5 million was at our foreign subsidiaries. The increase in cash and cash equivalents was primarily due to cash from operations, partially offset by $43.0 million spent for the repurchase of shares of our common stock, capital expenditures of $25.8 million, and dividend payments of $28.2 million during the six month period ended June 30, 2014.
Cash provided by operating activities totaled $130.4 million for the six months ended June 30, 2014, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, and net collections of our accounts receivable, partially offset by net decreases in other working capital components.
Cash used by investing activities totaled $25.8 million for the six months ended June 30, 2014, consisting of capital expenditures in the ordinary course of business.
Cash used by financing activities totaled $43.2 million for the six months ended June 30, 2014, which primarily consisted of the repurchase of shares of our common stock, payment of dividends and the quarterly term loan principal payment, partially offset by amounts provided by our stock compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at June 30, 2014. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At June 30, 2014, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.

At June 30, 2014, we had no amounts outstanding under the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $39.2 million of letters of credit outstanding at June 30, 2014, which reduced the total available credit under the Credit Agreement.
On August 19, 2011, we issued $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016 (the "Notes"). The interest on the Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes are being used for general corporate purposes, which may include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. As of June 30, 2014, there were approximately 17.7 million shares still remaining for repurchase under this authorization, which expires on February 6, 2015.
United States income taxes have not been provided for on accumulated earnings of certain subsidiaries outside of the United States as we currently intend to reinvest the earnings in operations outside the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
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

Recent Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05") which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for annual and interim periods beginning after December 15, 2014. Accordingly, the Company currently intends to adopt ASU 2013-05 on January 1, 2015, and does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. ASU 2014-09 is effective for the annual period, and interim periods within the annual period, beginning after December 15, 2016. Accordingly, the Company currently intends to adopt ASU 2014-09 on January 1, 2017, and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12") which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within the annual period beginning after December 15, 2015. Accordingly, the Company currently intends to adopt ASU 2014-12 on January 1, 2016, and does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1 to May 31, 2014	1,152,044	$34.18	1,152,044
June 1 to June 30, 2014	55,620	$33.49	55,620
Total	1,207,664	$34.15	1,207,664	17,747,506
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description
10.1	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014).(1)
10.2	Separation Agreement and Release between FLIR Systems, Inc. and William W. Davis, dated as of June 9, 2014.(1)
10.3	Professional Services Agreement between FLIR Systems, Inc. and William W. Davis, dated as of June 9, 2014.(1)
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 8, 2014	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)