Form 10-Q
period 2014-09-30
FLIR SYSTEMS INC
filed 2014-11-07
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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
At October 31, 2014, there were 140,892,298 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$375,366	$358,141	$1,096,288	$1,096,053
Cost of goods sold	190,980	185,251	560,652	549,134
Gross profit	184,386	172,890	535,636	546,919
Operating expenses:
Research and development	34,022	32,986	106,655	109,271
Selling, general and administrative	76,295	76,365	241,737	234,706
Restructuring expenses	4,060	—	15,420	—
Total operating expenses	114,377	109,351	363,812	343,977

Earnings from operations	70,009	63,539	171,824	202,942

Interest expense	3,663	3,696	11,000	10,361
Interest income	(398)	(256)	(934)	(721)
Other (income) expense, net	(3,719)	53	(4,987)	(536)
Earnings before income taxes	70,463	60,046	166,745	193,838
Income tax provision	17,606	13,560	39,236	45,558
Net earnings	$52,857	$46,486	$127,509	$148,280

Earnings per share:
Basic	$0.37	$0.33	$0.90	$1.04
Diluted	$0.37	$0.32	$0.89	$1.02

Weighted average shares outstanding:
Basic	141,433	141,863	141,315	142,849
Diluted	143,413	144,231	143,756	144,831

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net earnings	$52,857	$46,486	$127,509	$148,280
Other comprehensive (loss) earnings, net of tax:
Pension Plans	163	—	163	—
Cash flow hedges	359	(408)	(362)	1,119
Foreign currency translation adjustments	(48,994)	22,587	(57,800)	5,560
Total other comprehensive (loss) earnings	(48,472)	22,179	(57,999)	6,679
Comprehensive income	$4,385	$68,665	$69,510	$154,959

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$565,373	$542,476
Accounts receivable, net	298,559	286,573
Inventories	343,300	344,719
Prepaid expenses and other current assets	89,789	97,574
Deferred income taxes, net	38,154	38,389
Total current assets	1,335,175	1,309,731
Property and equipment, net	237,837	234,041
Deferred income taxes, net	18,666	17,883
Goodwill	560,488	575,701
Intangible assets, net	138,991	154,195
Other assets	63,135	51,808
Total assets	$2,354,292	$2,343,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,500	$85,730
Deferred revenue	25,831	28,844
Accrued payroll and related liabilities	62,959	62,069
Accrued product warranties	12,881	14,665
Advance payments from customers	34,952	25,414
Accrued expenses	38,903	39,316
Accrued income taxes	2,527	663
Other current liabilities	4,273	4,814
Current portion, long term debt	15,000	15,000
Total current liabilities	287,826	276,515
Long-term debt	361,622	372,528
Deferred income taxes	14,001	12,255
Accrued income taxes	19,742	19,996
Other long-term liabilities	49,367	48,685
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued at September 30, 2014, and December 31, 2013	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 140,865 and 140,782 shares issued at September 30, 2014, and December 31, 2013, respectively, and additional paid-in capital	24,209	42,955
Retained earnings	1,629,524	1,544,425
Accumulated other comprehensive (loss) earnings	(31,999)	26,000
Total shareholders’ equity	1,621,734	1,613,380
Total liabilities and shareholders' equity	$2,354,292	$2,343,359

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$127,509	$148,280
Income items not affecting cash:
Depreciation and amortization	44,278	44,978
Deferred income taxes	971	(38)
Stock-based compensation arrangements	24,006	20,673
Gain on sale of certain optics assets	(4,129)	—
Other non-cash items	3,241	1,485
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,422)	52,856
(Increase) decrease in inventories	(7,196)	6,481
Decrease (increase) in prepaid expenses and other current assets	10,248	(2,142)
Increase in other assets	(26,609)	(4,911)
Increase (decrease) in accounts payable	6,362	(374)
(Decrease) increase in deferred revenue	(2,194)	808
Increase (decrease) in accrued payroll and other current liabilities	5,795	(9,865)
Decrease in accrued income taxes	(2,571)	(12,347)
Increase in other long-term liabilities	1,111	3,907
Cash provided by operating activities	163,400	249,791
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(40,928)	(36,997)
Business acquisitions, net of cash acquired	—	(20,073)
Proceeds from sale of certain optics assets	12,000	—
Cash used by investing activities	(28,928)	(57,070)
CASH USED BY FINANCING ACTIVITIES:
Proceeds from long-term debt, including current portion	—	150,000
Repayments of long term debt, net	(11,250)	(7,500)
Repurchase of common stock	(76,624)	(133,049)
Dividends paid	(42,410)	(38,695)
Proceeds from shares issued pursuant to stock-based compensation plans	34,168	5,953
Excess tax benefit of stock options exercised	7,705	928
Other financing activities	(36)	(1,273)
Cash used by financing activities	(88,447)	(23,636)
Effect of exchange rate changes on cash	(23,128)	1,375
Net increase in cash and cash equivalents	22,897	170,460
Cash and cash equivalents, beginning of period	542,476	321,739
Cash and cash equivalents, end of period	$565,373	$492,199

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

Note 2.	Stock-based Compensation
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$679	$672	$1,974	$1,902
Research and development	1,371	1,388	3,951	3,675
Selling, general and administrative	4,752	5,288	15,486	15,096
Restructuring expenses	—	—	2,595	—
Stock-based compensation expense	$6,802	$7,348	$24,006	$20,673
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2014	2013
Capitalized in inventory	$665	$789
As of September 30, 2014, the Company had $41.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.9 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
The fair value of the stock-based awards granted in the three and nine months ended September 30, 2014 and 2013 was estimated with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock option awards:
Risk-free interest rate	—	0.6%	0.9%	0.3%
Expected dividend yield	—	1.1%	1.2%	1.5%
Expected term	—	4.5 years	4.3 years	4.3 years
Expected volatility	—	31.4%	28.7%	33.7%
Employee stock purchase plan:
Risk-free interest rate	—	—	0.5%	0.1%
Expected dividend yield	—	—	1.2%	1.5%
Expected term	—	—	6 months	6 months
Expected volatility	—	—	28.2%	25.0%
The weighted average fair value of stock-based compensation awards granted and vested and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Option Awards:
Weighted average grant date fair value per share	$—	$7.65	$7.32	$5.92
Total fair value of awards granted	$—	$278	$4,446	$6,095
Total fair value of awards vested	$—	$33	$4,662	$5,059
Total intrinsic value of options exercised	$4,884	$1,910	$26,217	$3,748
Restricted Stock Unit Awards:
Weighted average grant date fair value per share	$—	$31.30	$32.85	$23.91
Total fair value of awards granted	$—	$2,427	$21,830	$28,063
Total fair value of awards vested	$287	$222	$28,049	$13,541
Employee Stock Purchase Plan:
Weighted average grant date fair value per share	$—	$—	$7.87	$5.25
Total fair value of shares estimated to be issued	$—	$—	$591	$552
The total amount of cash received from the exercise of stock options in the three months ended September 30, 2014 and 2013 was $5.2 million and $2.0 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $1.5 million and $0.4 million, respectively. The total amount of cash received from the exercise of stock options in the nine months ended September 30, 2014 and 2013 was $33.3 million and $3.7 million, respectively, and the related tax impact realized from the exercise of the stock options was a benefit of $8.5 million and $0.3 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
 Information with respect to stock option activity is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	7,338	$22.38	4.6
Granted	608	33.86
Exercised	(1,735)	19.19
Forfeited	(83)	29.95
Outstanding at September 30, 2014	6,128	$24.32	4.7	$47,251
Exercisable at September 30, 2014	4,949	$23.36	3.8	$42,453
Vested and expected to vest at September 30, 2014	6,069	$24.28	4.7	$47,011

Information with respect to restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,788	$21.16
Granted	665	32.85
Vested and distributed	(815)	34.36
Forfeited	(162)	22.56
Outstanding at September 30, 2014	2,476	$26.49
During the nine months ended September 30, 2014 and 2013, the Company granted approximately 665,000 and 1,167,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values per share of the time-vested restricted stock units granted during the nine months ended September 30, 2014 and 2013 were $32.85 and $23.96, respectively.
During the nine months ended September 30, 2013, the Company also granted approximately 7,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value per share of the market-based restricted stock units granted during the nine months ended September 30, 2013 was $15.87. There were no market-based restricted stock units granted during the three or nine months ended September 30, 2014.
There were 85,000 shares issued under the 2011 Employee Stock Purchase Plan ("ESPP") during the nine months ended September 30, 2014 and 3,545,000 shares remain available under the ESPP at September 30, 2014 for future issuance. Shares issued for ESPP purchases are newly issued shares.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$52,857	$46,486	$127,509	$148,280

Denominator for earnings per share:
Weighted average number of common shares outstanding	141,433	141,863	141,315	142,849
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,980	2,368	2,441	1,982
Weighted average diluted shares outstanding	143,413	144,231	143,756	144,831

The effect of stock-based compensation awards for the three and nine months ended September 30, 2014, which aggregated 142,000 and 85,000 shares, respectively, and for the three and nine months ended September 30, 2013, which aggregated 136,000 and 478,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
The Company had $30.3 million and $28.5 million of cash equivalents at September 30, 2014 and December 31, 2013, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of September 30, 2014 and December 31, 2013 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $261.3 million based upon Level 2 inputs at September 30, 2014. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other (income) expense are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net gains and losses from these contracts for the three and nine months ended September 30, 2014 were a loss of $2.8 million and a loss of $5.7 million, respectively. The net gains and losses from these contracts for the three and nine months ended September 30, 2013 were a gain of $1.4 million and a loss of $2.1 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	September 30, 2014	December 31, 2013
Swedish kronor	$85,965	$99,214
Canadian dollar	15,270	2,914
British pound sterling	11,892	5,641
Australian dollar	4,258	5,986
Japanese yen	2,867	4,462
Euro	313	265
Other	4,741	3,448
	$125,306	$121,930
At September 30, 2014, the Company’s foreign currency forward contracts, in general, had maturities of six months or less.
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$128	$1,853	$392	$613

Interest Rate Swap Contracts
At September 30, 2014, the effective interest rate on the Company's term loan was 2.49 percent. As of September 30, 2014, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$63.8	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$63.8	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $1.9 million, of which $2.8 million and $0.9 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of September 30, 2014.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $8.4 million at September 30, 2014 and $7.7 million at December 31, 2013.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw material and subassemblies	$186,778	$204,542
Work-in-progress	53,973	45,060
Finished goods	102,549	95,117
	$343,300	$344,719

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $246.5 million and $235.3 million at September 30, 2014 and December 31, 2013, respectively. Property and equipment, net, as of September 30, 2014, includes land and a building valued at approximately $3.8 million that are held for sale.

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
During the third quarter of 2014, the Company completed its annual review of goodwill and determined there had been no impairment on its recorded goodwill. The carrying value of goodwill by operating segment and the activity for the nine months ended September 30, 2014 are as follows (in thousands):

	Surveillance	Instruments	OEM and Emerging Markets	Maritime	Security	Detection	Total
Balance, January 1, 2014	$108,693	$163,995	$92,166	$114,419	$48,199	$48,229	$575,701
Currency translation adjustments	(852)	(6,107)	(3,389)	(2,091)	(1,795)	(24)	(14,258)
Other activity	—	—	(955)	—	—	—	(955)
Balance, September 30, 2014	$107,841	$157,888	$87,822	$112,328	$46,404	$48,205	$560,488

Other activity in the OEM and Emerging Markets segment is a reduction in goodwill that was related to the Company's August 2014 sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $96.9 million and $81.7 million at September 30, 2014 and December 31, 2013, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.	Credit Agreement
At September 30, 2014, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, and had $38.1 million of letters of credit outstanding, which reduced the total available credit under the revolving credit facility to $161.9 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accrued product warranties, beginning of period	$15,989	$16,791	$17,732	$16,152
Amounts paid for warranty services	(2,368)	(1,128)	(7,131)	(5,273)
Warranty provisions for products sold	2,254	768	5,546	5,309
Currency translation adjustments and other	(343)	160	(615)	403
Accrued product warranties, end of period	$15,532	$16,591	$15,532	$16,591
Current accrued product warranties, end of period			$12,881	$13,464
Long-term accrued product warranties, end of period			$2,651	$3,127

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Unsecured notes	$250,000	$250,000
Term loan	127,500	138,750
Unamortized discounts and issuance costs of unsecured notes	(878)	(1,222)
	$376,622	$387,528
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$361,622	$372,528

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
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," for additional information on the effective interest rate on the term loan at September 30, 2014.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2014 (in thousands):

Common stock and additional paid-in capital, December 31, 2013	$42,955
Income tax benefit of common stock options exercised	8,477
Common stock issued pursuant to stock-based compensation plans, net	25,464
Stock-based compensation expense	23,937
Repurchase of common stock	(76,624)
Common stock and additional paid-in capital, September 30, 2014	$24,209
During the nine months ended September 30, 2014, the Company repurchased approximately 2,264,000 shares of the Company's common stock through open market transactions. The repurchases were under the February 2013 authorization by the Company’s Board of Directors pursuant to which the Company is authorized to repurchase up to 25.0 million shares of the Company’s outstanding common stock. This authorization expires in February 2015.
On February 9, 2011, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Accordingly, a dividend of $0.10 per share of outstanding common stock was paid on September 5, 2014 to shareholders of record as of the close of business on August 19, 2014. The total cash payments for dividends in the nine months ended September 30, 2014 was $42.4 million.

Note 15.	Contingencies
FLIR Systems, Inc. and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. On October 28, 2014, a trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. At the time of the filing of this Quarterly Report on Form 10-Q, such trial remains ongoing. The FLIR Parties dispute the claims and continue to vigorously defend themselves in this matter. Although the Company is unable to estimate the amount or range of potential loss, if any, which might result if the outcome of the trial is unfavorable, an adverse ruling against the FLIR Parties could be material.

Note 16.	Income Taxes
As of September 30, 2014, the Company had approximately $24.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company believes that it is reasonably possible that the unrecognized tax benefits that may be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits or the lapse of the applicable statute of limitations will range from approximately $3.0 million to $10.0 million.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2014, the Company had approximately $2.5 million of net accrued interest and penalties related to uncertain tax positions.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes - (Continued)
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2012 – 2013
State of Oregon	2012 – 2013
State of Massachusetts	2011 – 2013
State of California	2008 – 2013
Sweden	2008 – 2013
United Kingdom	2008 – 2013
Belgium	2011 - 2013

Note 17.	Operating Segments and Related Information
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue – External Customers:
Surveillance	$119,126	$126,591	$342,105	$392,439
Instruments	82,561	77,199	250,583	236,011
OEM and Emerging Markets	56,105	54,782	168,895	153,700
Maritime	44,728	41,297	152,533	146,437
Security	48,648	35,409	122,692	99,331
Detection	24,198	22,863	59,480	68,135
	$375,366	$358,141	$1,096,288	$1,096,053
Revenue – Intersegments:
Surveillance	$2,659	$1,942	$6,642	$5,119
Instruments	74	2,119	548	4,342
OEM and Emerging Markets	4,721	6,762	15,277	19,601
Maritime	804	—	2,308	—
Security	2,971	—	7,361	—
Detection	4	6	64	1,730
Elimination	(11,233)	(10,829)	(32,200)	(30,792)
	$—	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$30,070	$29,836	$69,366	$97,810
Instruments	23,191	20,433	64,678	63,378
OEM and Emerging Markets	16,121	16,814	45,445	43,453
Maritime	4,614	2,966	23,159	20,447
Security	6,988	4,460	14,560	12,097
Detection	4,167	4,102	5,519	10,547
Other	(15,142)	(15,072)	(50,903)	(44,790)
	$70,009	$63,539	$171,824	$202,942

	September 30, 2014	December 31, 2013
		(as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$279,925	$282,037
Instruments	109,180	117,336
OEM and Emerging Markets	83,828	88,317
Maritime	64,854	68,915
Security	55,501	45,053
Detection	48,571	29,634
	$641,859	$631,292

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$192,049	$191,261	$544,895	$576,278
Europe	81,438	81,748	262,282	260,474
Other international	101,879	85,132	289,111	259,301
	$375,366	$358,141	$1,096,288	$1,096,053
Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$616,777	$600,261
Europe	330,776	359,444
Other international	52,898	56,040
	$1,000,451	$1,015,745

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
US Government	$77,496	$89,866	$227,715	$282,470

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Restructuring Costs
In 2013, the Company initiated a realignment plan that includes closing six sites in the United States and Europe and transferring those operations to the Company's larger facilities. The Company is also consolidating its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. During the three and nine months ended September 30, 2014, the Company recorded net pre-tax restructuring expenses totaling $4.1 million and $16.0 million, respectively. There were no restructuring expenses recorded during the three and nine months ended September 30, 2013. The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Surveillance	$358	$5,082
Instruments	3,674	9,868
OEM and Emerging Markets	—	278
Maritime	28	(97)
Security	—	—
Detection	—	759
Other	—	120
	$4,060	$16,010

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Cost of goods sold	$—	$590
Restructuring expenses	4,060	15,420
	$4,060	$16,010

The following table summarizes the activity by cost type (in thousands):

	Severance and personnel costs	Inventory write downs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2013	$18,191	$—	$3,670	$21,861
Additional costs	4,750	590	3,063	8,403
Utilization	(6,340)	(590)	(5,744)	(12,674)
Balance, March 31, 2014	$16,601	$—	$989	$17,590
Additional costs	3,423	—	124	3,547
Utilization	(5,437)	—	(267)	(5,704)
Balance, June 30, 2014	$14,587	$—	$846	$15,433
Additional costs	3,711	—	349	4,060
Utilization	(3,708)	—	(495)	(4,203)
Balance, September 30, 2014	$14,590	$—	$700	$15,290

Note 19.	Subsequent Events
On October 23, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share on its common stock, payable on December 5, 2014, to shareholders of record as of the close of business on November 18, 2014. The total cash payment of this dividend will be approximately $14.1 million.

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
In February 2014, we announced a realignment of our business which resulted in the elimination of our division structure and the formation of six reportable operating segments effective as of January 1, 2014. The six operating segments are: Surveillance, Instruments, OEM and Emerging Markets, Maritime, Security and Detection. See Note 17, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the six operating segments. The segment operating results for the three and nine months ended September 30, 2013 below have been adjusted to conform to the new operating segment structure.
Revenue. Consolidated revenue for the three months ended September 30, 2014 increased by 4.8 percent year over year, from $358.1 million in the third quarter of 2013 to $375.4 million in the third quarter of 2014. Consolidated revenue for the nine months ended September 30, 2014 increased slightly year over year, from $1,096.1 million in the first nine months of 2013 to $1,096.3 million in the first nine months of 2014. Year over year revenue growth, for both the three and nine month periods, was primarily due to increases in our commercially-oriented segments of Instruments, OEM and Emerging Markets, Maritime and Security offset by declines in our Surveillance segment.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2014 to be slightly higher than 2013 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 48.8 percent and 46.6 percent of total revenue for the quarters ended September 30, 2014 and 2013, respectively, and 50.3 percent and 47.4 percent for the nine months ended September 30, 2014 and 2013, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.

Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2014 was $191.0 million and $560.7 million, respectively, compared to cost of goods sold for the three and nine months ended September 30, 2013 of $185.3 million and $549.1 million, respectively. The year over year increase in cost of goods sold for the three month period primarily related to higher revenue while the increase in cost of goods sold in the nine month period primarily related to changes in product mix.
Gross profit. Gross profit for the quarter ended September 30, 2014 was $184.4 million compared to $172.9 million for the same quarter last year. Gross profit for the nine months ended September 30, 2014 was $535.6 million compared to $546.9 million for the same period last year. Gross margin, defined as gross profit divided by revenue, increased from 48.3 percent in the third quarter of 2013 to 49.1 percent in the third quarter of 2014, and decreased from 49.9 percent in the first nine months of 2013 to 48.9 percent in the first nine months of 2014. The increase in gross margin for the three month period was primarily due to product mix and production efficiencies in our Instruments segment and product mix in our Surveillance segment. For the nine month period, the decrease in gross margin was primarily due to sales in certain lower margin product lines, particularly in our OEM and Emerging Markets segment and our Security segment, and deliveries in the first quarter of 2014 on two large lower margin programs in our Surveillance segment.
Research and development expenses. Research and development expenses for the third quarter of 2014 totaled $34.0 million, compared to $33.0 million in the third quarter of 2013. Research and development expenses for the first nine months of 2014 and 2013 were $106.7 million and $109.3 million, respectively. Research and development expenses as a percentage of revenue were 9.1 percent and 9.7 percent for the three and nine months ended September 30, 2014, respectively. Research and development expenses as a percentage of revenue were 9.2 percent and 10.0 percent for the three and nine months ended September 30, 2013, respectively. Over the five annual periods through December 31, 2013, our annual research and development expenses have varied between 8.0 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, in the future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $76.3 million for the quarter ended September 30, 2014, compared to $76.4 million for the quarter ended September 30, 2013. Selling, general and administrative expenses for the first nine months of 2014 and 2013 were $241.7 million and $234.7 million, respectively. The slight decrease in selling, general and administrative expenses year over year for the quarterly period was primarily related to a decrease in administrative expenses offset by an increase in marketing expenses. For the nine month period, the year over year increase in selling, general and administrative expenses was primarily related to increases in marketing spending and a $6.1 million increase in corporate expenses largely related to higher legal expenses incurred for litigation matters in the ordinary course of business. Selling, general and administrative expenses as a percentage of revenue were 20.3 percent and 21.3 percent for the quarters ended September 30, 2014 and 2013, respectively, and 22.1 percent and 21.4 percent for the nine months ended September 30, 2014 and 2013, respectively. Over the five annual periods through December 31, 2013, our annual selling, general and administrative expenses have varied between 19.2 percent and 23.9 percent of revenue.
Restructuring expenses. During the quarter ended September 30, 2014, we incurred $4.1 million in pre-tax restructuring expenses, all of which is recorded in operating expenses in the Consolidated Statements of Income. During the first nine months of 2014, we incurred $16.0 million in pre-tax restructuring expenses, of which $15.4 million is recorded in operating expenses and $0.6 million is recorded in costs of goods sold. For the quarter and the nine month period ended September 30, 2014, $3.8 million and $11.8 million of pre-tax restructuring expenses, respectively, related to operational realignment initiatives announced in the fourth quarter of 2013. For the nine month period, $3.6 million of pre-tax restructuring expenses related to employee termination costs incurred as a result of our decision to eliminate our division structure and realign into six new reportable operating segments as of January 1, 2014.
Interest expense. Interest expense for the third quarter of both 2014 and 2013 was $3.7 million. Interest expense for the first nine months of 2014 was $11.0 million compared to $10.4 million for the same period of 2013. Interest expense is primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016, which were issued in August 2011, and the $150 million term loan that was drawn upon on April 5, 2013.
Other (income) expense, net. Other income for the third quarter of 2014 includes a $4.1 million gain from the sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics.
Income taxes. The income tax provision of $17.6 million for the three months ended September 30, 2014 represents 25.0 percent of pre-tax income in the period. We expect the annual effective tax rate for the full year of 2014 to be approximately 24.25 percent, excluding discrete items. The effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$119.1	$126.6	$342.1	$392.4
Earnings from operations	30.1	29.8	69.4	97.8
Operating margin	25.2%	23.6%	20.3%	24.9%
Backlog, end of period			340	323
Revenue for the three and nine months ended September 30, 2014 decreased by 5.9 percent and 12.8 percent, respectively, compared to the same periods of 2013. The declines in revenue were primarily due to continued reductions in demand from US Government customers. In addition, deliveries on two large programs took place during the second quarter of 2013. The decrease in earnings from operations for the nine months ended September 30, 2014, compared to the same period of 2013, was primarily due to lower year over year revenue and $5.1 million of restructuring expenses partially offset by lower operating expenses.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$82.6	$77.2	$250.6	$236.0
Earnings from operations	23.2	20.4	64.7	63.4
Operating margin	28.1%	26.5%	25.8%	26.9%
Backlog, end of period			37	27
Revenue for the three and nine months ended September 30, 2014 increased by 6.9 percent and 6.2 percent, respectively, compared to the same periods of 2013. The year over year increases in revenue were related to increased deliveries in most geographic regions and across most product lines, particularly for products introduced within the last year. The increases in earnings from operations for the three and nine months ended September 30, 2014, compared to the same periods of 2013, were primarily due to increases in revenues and gross profits, offset by restructuring expenses of $3.7 million and $9.9 million, respectively.
OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$56.1	$54.8	$168.9	$153.7
Earnings from operations	16.1	16.8	45.4	43.5
Operating margin	28.7%	30.7%	26.9%	28.3%
Backlog, end of period			125	115
Revenue for the three and nine months ended September 30, 2014 increased by 2.4 percent and 9.9 percent, respectively, compared to the same periods of the prior year. The nine month increase in revenues was primarily due to increased deliveries in almost all of the segment's product lines, and included the revenues from our optical components group which was acquired in

August of 2013 and sold in August 2014. The changes in earnings from operations for the three and nine months ended September 30, 2014, compared to the same periods in the prior year, were due to the increases in revenue year over year partially offset by a reduction in operating margins due to an unfavorable mix of products sold and increases in operating expenses related to the development of our new Lepton camera core and related products.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$44.7	$41.3	$152.5	$146.4
Earnings from operations	4.6	3.0	23.2	20.4
Operating margin	10.3%	7.2%	15.2%	14.0%
Backlog, end of period			14	10
Revenue for the three and nine months ended September 30, 2014 increased by 8.3 percent and 4.2 percent, respectively, compared to the same periods of 2013 due to higher deliveries in the Europe, Middle East and Africa region, the effects of new or enhanced products introduced in 2013, and year over year unit volume increases across certain product lines. The increases in earnings from operations for the three and nine months ended September 30, 2014, compared to the same periods of the prior year, were primarily due to the increases in revenues.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$48.6	$35.4	$122.7	$99.3
Earnings from operations	7.0	4.5	14.6	12.1
Operating margin	14.4%	12.6%	11.9%	12.2%
Backlog, end of period			27	11
Revenue for the three and nine months ended September 30, 2014 increased by 37.4 percent and 23.5 percent, respectively, compared to the same periods of the prior year. The increases in revenue for the three and nine month periods were due to increased deliveries in all product families and expanded distribution. The increase in earnings from operations year over year for the three month period was primarily due to the increase in revenues, partially offset by increases in sales and marketing expenses. For the nine month period, changes in product mix, including lower deliveries of our relatively higher margin, high-end thermal security cameras and increased research and development, sales and marketing expenses related to new products partially offset the increase in year over year revenue. The increase in backlog at September 30, 2014 compared to September 30, 2013 was primarily due to an increase in orders from international customers which often have longer delivery times.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as reclassified)		(as reclassified)
Revenue	$24.2	$22.9	$59.5	$68.1
Earnings from operations	4.2	4.1	5.5	10.5
Operating margin	17.2%	17.9%	9.3%	15.5%
Backlog, end of period			37	37

Revenue for the three and nine months ended September 30, 2014 increased by 5.8 percent and decreased by 12.7 percent, respectively, compared to the same periods of 2013. The increase in third quarter revenue in 2014 compared to 2013 was primarily due to the timing of deliveries on a major program. The decline in revenue for the first nine months of 2014 compared to 2013 was primarily due to $5.5 million of deliveries on a major program in the first quarter of 2013 and lower contract research and development revenues. The decline in earnings from operations for the nine months ended September 30, 2014 compared to the prior year was primarily due to the decrease in year over year revenues and $0.8 million of restructuring expenses recorded in 2014.

Liquidity and Capital Resources
At September 30, 2014, we had a total of $565.4 million in cash and cash equivalents, of which $212.7 million was in the United States and $352.6 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2013 of $542.5 million, of which $221.0 million was in the United States and $321.5 million was at our foreign subsidiaries. The increase in cash and cash equivalents was primarily due to cash from operations, partially offset by $76.6 million spent for the repurchase of shares of our common stock, capital expenditures of $40.9 million, and dividend payments of $42.4 million during the nine months ended September 30, 2014.
Cash provided by operating activities totaled $163.4 million for the nine months ended September 30, 2014, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, partially offset by net increases in working capital components.
Cash used by investing activities totaled $28.9 million for the nine months ended September 30, 2014, consisting of capital expenditures in the ordinary course of business, offset by proceeds from the sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics.
Cash used by financing activities totaled $88.4 million for the nine months ended September 30, 2014, which primarily consisted of the repurchase of shares of our common stock, payment of dividends and the quarterly term loan principal payment, partially offset by amounts provided by our stock compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at September 30, 2014. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At September 30, 2014, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At September 30, 2014, we had no amounts outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $38.1 million of letters of credit outstanding at September 30, 2014, which reduced the total available credit under the revolving credit facility.
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
On February 6, 2013, our Board of Directors authorized the repurchase of up to 25.0 million shares of our outstanding common stock. As of September 30, 2014, there were approximately 16.7 million shares still remaining for repurchase under this authorization, which expires on February 6, 2015.
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
We believe that our existing cash combined with the cash we expect to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. Except for approximately $40.0 million in building improvements to a facility we own, we do not have any significant capital commitments for the next twelve montthss nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

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
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended September 30, 2014.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1 to August 31, 2014	366,386	$33.62	366,386
September 1 to September 30, 2014	633,614	$33.62	633,614
Total	1,000,000	$33.62	1,000,000	16,747,506
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

FLIR SYSTEMS, INC.

Date November 7, 2014	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)