Form 10-K
period 2014-12-31
FLIR SYSTEMS INC
filed 2015-02-27
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $4,802,539,502.
As of February 20, 2015, there were 139,792,933 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

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
GENERAL
FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in developing technologies that enhance perception and awareness. We design, develop, market, and distribute solutions that detect people and objects that may not be perceived by human senses and improve the way people interact with the world around them. We bring these innovative technologies - which include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions - into daily life.
Founded in 1978, FLIR is a pioneer in advanced sensors and integrated sensor systems that enable the gathering, measurement, and analysis of critical information through a wide variety of applications in commercial, industrial, government, and consumer markets worldwide. We offer the broadest range of infrared, also known as thermal, imaging solutions in the world, with products that range from a consumer-use thermal camera smartphone accessory to highly advanced aircraft-mounted imaging systems for military and search and rescue applications, with products in between serving a multitude of markets, customers, and applications.
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, enhancing enjoyment of the outdoors, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic fugitive gas emissions, and a variety of other uses of thermal and other sensing technologies.
Our business model and range of solutions allow FLIR to sell products to various end markets, including industrial, original equipment manufacturing (OEM), military, homeland security, enterprise, infrastructure, environmental, and consumer. We sell off-the-shelf products in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs. Because we aggregate product demand and production across these markets, we are able to generate significant volume - this volume drives down cost, which then increases demand, enabling a virtuous cycle of lower prices and higher unit volumes. Our manufacturing and supply processes are vertically integrated, minimizing lead times, facilitating prompt delivery, controlling costs and ensuring that components satisfy our high quality standards.

We have evolved our product suite over time, expanding our reach into markets that are adjacent to thermal imaging, with the intent of expanding the adoption and channel development for thermal imaging technology. Examples of this evolution include our entrance into the visible-image security and surveillance market, the maritime electronics market, and the traffic monitoring and signal control market. We intend to continue this evolution as we continue to lower the cost of advanced sensing products. As the cost to own thermal technology continues to decline, the application of these sensors is expanding beyond imaging to areas such as data acquisition where thermal sensors can provide important data that can be used for a wide variety of applications.
We believe that FLIR's brand is known for quality, innovation and trust and that customers are drawn to us for products and solutions that are effective, innovative, easy to use and are sold at competitive market prices. We intend to continue to reduce the cost of thermal technology through higher volumes and new product and process innovations; innovate new uses and form-factors for our technology based on customer feedback; improve the customer experience through improved user-interface, ease-of-use, and software; increase customer loyalty and trust by providing world-class warranties and support; and improve operational processes to realign resources to be nimble in response to customers’ needs and market trends.
Following a realignment of our business effective January 1, 2014 which eliminated our prior divisional structure, we are organized into the following six operating segments:
Surveillance: The Surveillance segment provides enhanced imaging and recognition solutions under our commercially developed, military qualified (CDMQ®) model to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Surveillance also develops hand-held and weapon-mounted thermal imaging systems for use by consumers. These products are sold off-the-shelf or can be customized for specific applications and range in price from under $2,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized multi-spectral targeting systems. Revenue from Surveillance was $492.2 million in 2014, which represented approximately 32 percent of consolidated revenue.
Instruments: The Instruments segment provides devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications under the FLIR and Extech brands. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, HVAC/R, firefighting, safety & health, and a variety of other sectors. Revenue from Instruments was $354.1 million in 2014, which represented approximately 23 percent of consolidated revenue.
OEM and Emerging Markets: The OEM and Emerging Markets segment provides thermal imaging camera cores and components that are utilized by third parties to create thermal and other types of imaging systems. This segment houses our emerging businesses, including intelligent traffic systems and imaging solutions for the smartphone and mobile devices market. Revenue from OEM and Emerging Markets was $226.9 million in 2014, which represented approximately 15 percent of consolidated revenue.
Maritime: The Maritime segment develops and manufactures electronics and imaging instruments for the recreational and commercial maritime market under the FLIR and Raymarine brands. The segment provides boats of all sizes a full suite of electronic instruments, control systems, and communications equipment. Revenue from Maritime was $192.6 million in 2014, which represented approximately 13 percent of consolidated revenue.
Security: The Security segment develops and manufactures a wide spectrum of cameras and video recording systems for use in commercial, critical infrastructure, home security and border surveillance applications. The segment sells products under the FLIR and Lorex brands. Revenue from Security was $179.1 million in 2014, which represented approximately 12 percent of consolidated revenue.
Detection: The Detection segment offers sensors, instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives threats for military force protection, homeland security, first responders and commercial applications. Detection has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. Revenue from Detection was $85.7 million in 2014, which represented 6 percent of consolidated revenue.
For additional information concerning the Company’s segments, including revenues from external customers, earnings from operations, and total assets by segment presented in accordance with our segment structure, see Note 17 to the Consolidated Financial Statements in Item 8. Information for the years ended December 31, 2013 and 2012, and as of December 31, 2013 has been reclassified to conform with the segment presentation for the year ended December 31, 2014.

FLIR Systems’ headquarters are located at 27700 SW Parkway Avenue, Wilsonville, Oregon, 97070, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.

TECHNOLOGY AND CAPABILITIES
Infrared is a portion of the electromagnetic spectrum that is adjacent to the visible spectrum but is invisible to the human eye due to its longer wavelengths. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal imaging systems are different than other types of “low light” night vision systems, such as visible light intensification systems used in green or gray sighted night vision goggles, because thermal imaging systems are not adversely affected by the presence of visible light, so they can be used day or night and are not susceptible to rapid changes in visible light levels. Thermal imaging systems are particularly well-suited for security applications involving the early detection of human activity due to the typically large temperature difference found between a human and the surrounding background. Since infrared systems are detecting emitted infrared radiation, they are passive - and thus more covert than certain “active” or “illuminated” infrared systems. Additionally, thermal imaging systems have the ability to measure absolute temperatures remotely, a critical feature for a variety of commercial, industrial, and scientific applications.
An infrared detector, which collects or absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two types of infrared detectors we manufacture and use in our systems are often referred to as “cooled” and “uncooled” detectors. Cooled detectors utilize a mechanical sterling cycle micro-cooler to reduce the operating temperature of the infrared sensor to approximately -200°C. These detectors offer very high sensitivity and spatial resolution for long-range applications or those applications requiring high measurement precision. These detectors, while more sensitive and thus able to see farther, result in a product that is more expensive, heavier and more complex, and uses more power than those using uncooled detectors. Uncooled detectors operate at room temperature and do not require a cryogenic micro-cooler, resulting in products that are lighter, use less power and are less expensive to produce than those using cooled detectors. The cost of both types of detectors is declining, and we expect to continue reducing costs as volumes rise and the technology advances.
We have expertise in the calibration and repair of our products, and maintain service facilities at many locations worldwide. Each of our service facilities has the capability to perform the complex calibrations required to service thermal imaging systems. We also maintain field service capabilities under the direction of our independent representatives or distributors in certain locations outside the United States.
As our customers have sought, and will continue to seek, new ways to address their needs and requirements in the most cost-effective and efficient manner, we have integrated thermal imaging with complementary technologies such as visible imaging, lasers, radar, and more. The following capabilities and disciplines are integrated into our business and processes:
System Design and Integration

We have developed extensive competencies in the design and integration of numerous capabilities and payloads into integrated systems or sub-systems. Competencies such as stabilization, packaging and systems integration allow us to effectively combine a wide variety of technologies and payloads to suit our customers’ needs. We strive to minimize the size, weight, power consumption, and cost in each of our product designs.
Radiometry

Our ability to produce thermal imaging systems that can accurately measure temperature is critical in many of our Instruments segment markets. We have demonstrated know-how in designing and producing systems that can measure temperature to within very precise tolerances while maintaining accuracy and stability over time and over a wide range of ambient temperatures. We believe our skills in this area, known as thermal radiometry, offer an important competitive advantage over many of our competitors.

Mechanical Engineering

The design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques, particularly in the design and assembly of the supporting structures for system components such as detector arrays, micro-coolers, and optics. We also have expertise in designing stabilized assemblies used in our gimbal-mounted products utilizing precise electro-mechanical control, gyroscopes, electronic stabilization, and specialized optical control mechanisms.
Infrared Detector Design Manufacturing

We design and manufacture both cooled and uncooled infrared detector arrays, in high volumes and at low costs. We believe our uncooled vanadium oxide microbolometers and cooled detectors using indium antimonide and indium gallium arsenide are among the highest performing infrared detectors of their type available in the world. Internal design and manufacturing of these detectors provides significant cost and engineering advantages compared with the use of external sources.
Integrated Circuits and Electronic Design

We have significant electronic design capabilities across several specialized areas, including readout-integrated circuit design, signal processing, image processing, and electronics integration. Our design expertise lies in the areas of reliability, low power consumption and extreme environmental survivability.
Software Development

Software is an increasingly important aspect of our overall engineering and design activity. We offer networking capability, video analytics and advanced firmware in our camera and other sensing systems. Many of our products are supported by a software eco-system that includes dedicated desktop and mobile platform applications. Our products are typically developed with broad compatibility with common industry standards and protocols.
Optical Design, Fabrication and Coating

We design and manufacture sophisticated infrared optics using materials such as silicon, germanium and zinc selenide that are required to produce a thermal imaging system. This capability allows us to rapidly develop optics optimized for use with our cameras and avoid costs and delays associated with reliance on third-party optics suppliers. In 2013, we added the capability to produce silicon wafer-level micro-optics at high volumes. We also have the ability to apply custom multi-layer, vapor-deposited coatings to improve the transmission of the lens materials that are used in infrared systems.
Micro-Coolers

We manufacture some of the industry’s smallest, lightest and lowest power micro-coolers for use in cooling infrared detectors. Our coolers are especially effective in hand-held applications, where light weight and long battery life are essential.
Lasers and Laser Components

Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including pointers, illuminators, rangefinders and designators. We design and manufacture purpose-built laser rangefinders and designators for inclusion in some of our gimbaled multi-sensor systems. We also manufacture certain laser-related materials and components for external customers.
Tactical Platforms

With our acquisition of ICx Technologies, Inc. in 2010, we added the capability to develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our Surveillance and Detection products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted systems can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high-profile events, both in the United States and internationally.

RESEARCH & DEVELOPMENT
Our success has been and will continue to be substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our R&D capabilities. Our internally funded research and development expenses were $142.8 million, $147.7 million, and $137.4 million in 2014, 2013 and 2012, respectively. We intend to continue to have significant internal research and development expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded amounts, we have spent a declining amount on research and development projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook. We believe our R&D capabilities are most efficiently deployed in a commercial environment, where we are free to innovate to meet market and customer needs.

COMPETITIVE STRENGTHS
With our decades of experience in developing and marketing infrared sensor products, we have built several unique competitive advantages that are core to our success. We look to leverage these strengths to continue to increase the availability of and uses for advanced sensing technologies and to grow our revenue and profitability:
Commercial Operating Model
A key differentiator of our business model is our commercial approach to technology investment and product strategy. This is characterized by our commercial approach to R&D as described above, as well as our focus on global deployment, superior customer service, rapid product development cycles, innovation of new technologies and unique products, ability to design for large-volume and low-cost production, and control of multiple production inputs through our vertically integrated operations.
Vertically Integrated Manufacturing and Supply
We have built a vertically integrated manufacturing operation that provides control over certain key component technologies. Through acquisitions and internal development, we have created this internal supply network that allows for optimized manufacturing throughput, increased product design flexibility, enhanced product reliability, and independence in designing key components. Further, this integrated approach enables us to lower costs and improve the functionality of critical components so that they work together most efficiently within our products. In comparison to competitors that do not possess a similar level of integration, our vertical integration helps us deliver products in a more timely and cost-effective manner as we rely less on third-party suppliers for critical components.
Industry-Leading Market Position
We are a leading developer of highly advanced, proprietary sensor systems that are highly reliable, accurate, and effective. We believe we have achieved significant penetration into many markets, including the government, industrial, commercial, and consumer markets. Having a leading position in the markets we serve allows us to secure new and continuing business while also achieving manufacturing economies of scale. Increased unit volumes work to reduce costs throughout our business, which allows us to lower our prices. This creates a virtuous cycle whereby we are able to make advanced sensor technologies more affordable to a wide array of end-users while reducing costs. This established presence across multiple markets enhances our competitive position.
Broad Product Line
We offer a wide array of sensor products, including infrared imaging cameras and systems, detector cores, CBRNE threat detectors, test and measurement instruments, radars, maritime electronics, and related products and solutions. Our customers can buy these products off the shelf or request a customized sensor solution. This ability to serve a variety of customers with disparate needs and specifications allows us to be successful in facilitating the use of advanced sensors in a broad range of applications. We have the ability to rapidly conceive, design, prototype, and manufacture new products to meet the evolving landscapes of the markets we serve. Our development process incorporates significant customer satisfaction and field-use data and results in the rapid creation of new features that are able to address the changing needs of the end-user. This continual evolution of our products has proven successful through our high level of customer retention and revenue and income growth.

Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2010, we have invested approximately $691.6 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable and can be marketed to multiple markets for multiple applications.
Diverse Customer Base
We sell our products to thousands of commercial and government customers for use in a variety of applications and markets worldwide. The buyers and users of our products include government agencies and militaries, aerospace and defense contractors, electricians and tradesmen, commercial seaports, first-responders, critical infrastructure operators, electrical generation and gas processing plants, heating and air conditioning technicians, building inspectors, food processors, automobile parts manufacturers, commercial and residential security providers, research and lab technicians, manufacturing companies, doctors and veterinarians, recreational boaters, and the general consumer market. We believe that the diversity of our customers, end-user markets, and applications helps to mitigate fluctuations in demand from any particular customer or market. The diversity of our customers and of the end-users of sensor technologies provides us with multiple long-term growth opportunities.
Global Distribution Capabilities
Our core infrared imaging products have expanded from high-end products sold primarily to military customers and niche research firms to include everyday tools providing valuable information-gathering and assessment capabilities for a multitude of industrial, government, and commercial entities. With the widening adoption of these technologies, distribution has become a key advantage to our business globally. We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, third-party representatives and distributors, independent dealers, retail outlets, application engineers, and service and training centers. Internationally, we have invested heavily to build a strong presence to sell and service our products, a key advantage in penetrating certain markets, such as foreign governments. Our sales representatives, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions, and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes. We sell in many distinct markets and have established specific sales channels for each market. We intend to continue to expand this distribution platform through internal growth and external acquisitions.
Investment in Research and Development and Intellectual Property Platform
We have invested heavily in research and development, resulting in industry-leading innovations and a robust and growing intellectual property portfolio that is focused on our core technologies as well as many of our emerging technologies and businesses. Through our strategic acquisitions and increased investment in intellectual property capture, we not only continue to bolster the strength of our patent portfolio, but we have also significantly expanded the breadth of our patent coverage. To complement our patent portfolio, we also continue to strengthen our key brands by unifying critical design features across product lines, enhancing our worldwide trademark coverage, and growing brand awareness through social media outlets. We intend to continue to protect our innovations through a variety of intellectual property mechanisms.
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flow. In the years ended December 31, 2014 and 2013, our net cash provided by operating activities was $226.2 million and $355.0 million, respectively. Over the past five years, our operating cash flows have exceeded our net earnings every year. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2010, we have utilized approximately $555.9 million of cash for acquisitions, $711.9 million for share repurchases, $188.4 million for dividends, and $279.1 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual rate of approximately 19 percent.

STRATEGY
Our clear and consistent strategy has enabled strong and steady business performance while allowing expansion into areas of growth. We look to build on our leading position in advanced sensor systems by leveraging our key competitive strengths through a focused corporate strategy that will yield growth in both revenue and profitability. Key elements of the FLIR growth strategy include:
Control the corners
We seek to have strong positions in both the entry-level and high-performance price points in each market we serve. We believe this will provide us with the ability to innovate solutions throughout the full spectrum of each market and sell solutions for the broadest customer base in the market. We believe this approach has created a significant competitive advantage for many of our businesses. Our focus will remain on continuous cost reduction of sensor technology, innovative next-generation solutions for evolving customer needs, and creating virtuous cycles of demand across all of our markets.
Lower costs, increase awareness
We strive to aggressively lower the cost and increase awareness of thermal sensor technology to enable high-volume markets. The price and awareness of thermal technology have been and continue to be the barriers to broad adoption. By increasing the awareness of thermal imaging, through thoughtful and impactful marketing and solution design, we believe our customers will recognize the benefits of thermal sensing and, as prices decline, recognize the value proposition of infrared technology.
Identify needs
We consistently look to identify customers' needs that can be solved by our capabilities. When we identify such a market need, we invest in research, distribution, product development, and staffing to create the best product solution and most efficient go-to-market strategy. This has allowed us to pioneer several new markets for thermal imaging. Our experience in finding and building these new markets has allowed us to create a repeatable system for continuing to expand the uses and demand for advanced sensor-based technologies.
Brand, distribution, and innovation
We intend to grow the size and our share of the markets we participate in as well as develop markets for our technology that do not currently exist through a strong brand, broad distribution, and highly innovative products and solutions. We invest in brand development to support our goal of being the top brand in thermal sensing, and intend to expand our brand power into new arenas. We have developed and utilize both our own distribution infrastructure and that of hundreds of partners, resulting in a diverse, efficient, and effective platform for selling and delivering our products. We also leverage a strong innovation engine, built from a talented and driven employee base and a willingness to invest in opportunities, to create valuable intellectual property and cutting-edge products.
Build trust
We believe trust is our most valuable asset. We focus on building trust with stakeholders - including current and future customers, shareholders, employees, and our communities. We build that trust by operating on an uncompromising foundation of ethical behavior and producing products that deliver a differentiated value proposition to our customers. We also build trust by maintaining an effective and open line of communication with our employees, stakeholders, and community members.
Financial discipline
We intend to continue to operate with financial discipline in order to create value for our stakeholders. We believe that the cornerstones to financial discipline are revenue and profit growth. We are focused on growing our top-line revenues and converting that to profits for bottom-line growth. We also intend to focus on continuous improvement through creating process efficiencies, building operational scale, and utilizing robust financial controls. We believe that these factors will ultimately generate superior long-term returns on investment.

BUSINESS SEGMENTS
Surveillance Segment
The Surveillance segment develops and manufactures enhanced imaging and situational awareness solutions for a wide variety of military, law enforcement, public safety, and other government entities around the world. Our solutions are used to protect borders, conduct search and rescue missions, gather intelligence, and protect critical infrastructure by providing the capability to see over long distances, day or night, through adverse weather conditions, through many obscurants, and from a wide variety of vehicle, man-portable, and fixed-installation platforms.
Surveillance infrared imaging systems typically employ cooled infrared detector and numerous other imaging technologies to identify and track objects from long distances and at high resolution. The Surveillance segment also utilizes uncooled thermal technology to enable markets where size, weight, power consumption, and cost are important considerations. Uncooled Surveillance products include hand-held and tripod-mount monoculars and binoculars, weapon sights, and military-vehicle vision systems.
Our customers require systems that operate in demanding environments such as extreme climatic conditions, battlefield and military environments, or maritime conditions. Systems are often installed onto larger platforms and must be able to integrate with other systems such as aircraft avionics, radars, remote weapon systems, laser systems, command and control centers, and large, broad-based security networks.
We address our core markets through either a commercial, off-the-shelf (“COTS”) model or a commercially developed, military-qualified (CDMQ) model. The products we develop under the COTS model are applicable to a range of commercial and government customers and markets, including military applications. CDMQ products are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and we generally own all rights to the products and their design.
Markets
Search and rescue
Thermal imaging systems are used in airborne, shipborne, and land-based missions to rescue individuals in danger, distress, or who are wounded or lost in adverse conditions. These systems are in use today by organizations such as the United States Army, United States Air Force, United States Coast Guard, United States Marine Corps, United States Air National Guard, and many international customers.
Force protection
In instances where military or other personnel are deployed in hostile areas, thermal imaging systems and radars mounted on towers or other platforms are deployed to detect, identify, and defeat potential threats at an early stage. Our systems are deployed for this purpose by the United States Army, United States Marine Corps, and other organizations worldwide.
Border and maritime patrol
Our systems are used in airborne, shipborne, hand-held and fixed-installation applications for border and maritime surveillance, particularly at night, to enforce borders and monitor coastal waters, to support national fishing boundaries and to prevent smuggling. Our cameras are currently deployed along numerous borders worldwide, including in the United States, Europe, and the Middle East.
Surveillance and reconnaissance
High-definition thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution, frequency-modulated, continuous-wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems can be installed on fixed platforms, manned-mobile platforms, and unmanned aerial vehicles.
Airborne law enforcement
We are a leader in the supply of stabilized airborne thermal imaging systems for federal, state, and local law enforcement agencies. This type of equipment gives those agencies the ability to track suspects, locate lost persons, and provide situational awareness to officers on the ground.

Targeting
We offer several products that provide precise target location and designation capabilities in applications ranging from man-portable devices to high-definition, multi-spectral, stabilized airborne laser designator systems.
Drug interdiction
Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing 24/7 wide-area surveillance and detection capabilities. Our systems are in use by the United States Customs Service, United States Drug Enforcement Agency and United States Federal Bureau of Investigation, as well as by similar foreign government agencies.
Personal vision
We develop easy to use, affordable, and lightweight personal vision thermal cameras, such as monoculars and hunting scopes, that provide people the ability to see at night and stay safe in various settings. They enhance people’s enjoyment of the outdoors by enabling them to keep track of their camping party, see and track animals, and navigate during deteriorated weather conditions. We believe the personal vision systems market is very large and is becoming increasingly accessible as we reduce the price of advanced thermal imaging products.
Sales and Distribution
Our Surveillance business has a direct sales staff and a network of independent representatives and distributors covering major government markets worldwide. Included in this organization are technical and customer support staff in the United States, Europe, the Middle East, and Asia Pacific regions who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers.
Surveillance typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2014, Surveillance had a total backlog of $295 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Surveillance customers generally consist of United States and foreign government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors and aircraft manufacturers. A substantial portion of Surveillance segment consolidated revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. We expect revenue outside the United States to continue to account for a significant portion of our Surveillance revenue. The Surveillance segment is susceptible to some seasonality in its orders primarily based on the United States government budget year-end. The result is that the third quarter tends to exhibit the largest amount of orders for our Surveillance segment. However, fiscal policy trends, budget delays, and general economic trends can overshadow this seasonality in any given year.
Competition
The Surveillance segment operates in a highly competitive market. Many of our competitors in the government sector are well-established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price, and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower-priced solutions that result from our CDMQ operating model, and our service and support functions that exist in the field and near the customer. Our current principal competitors in the Surveillance markets include divisions of BAE Systems, DRS (a Finmeccanica company), Elbit Systems, General Dynamics, L-3 Communications, Lockheed Martin, Raytheon, Sagem, Sofradir, and Thales.

Instruments Segment
The Instruments segment develops hand-held, fixed mount, and desktop imaging and measurement products. Thermal imaging camera products detect and measure heat and surface temperature differences, offering high accuracy, sophisticated diagnostic functionality, and a product range that spans a wide price spectrum. Our thermal cameras are utilized by a growing number of industrial plant professionals, residential construction and contracting firms, energy production workers, manufacturing equipment and production line technicians and tradesmen.
We offer a broad range of products, with high-end cooled thermal cameras for laboratory and research and development applications; optical gas imagers for oil, power, and chemical production applications; highly ruggedized cameras for firefighters that are used for fire attack, overhaul, and search-and-rescue operations; fixed and pan-tilt thermal cameras for factory line automation and plant safety monitoring; and multiple lines of professional and mid-level thermal cameras for building analysis, predictive maintenance, and electrical systems analysis.
Under our FLIR and Extech brands, Instruments provides a comprehensive line of rugged and reliable test and measurement instruments, such as moisture meters, electrical test clamp meters, power analyzers, and multi-functional meters. These measurement instruments are used to evaluate electrical and environmental factors, including voltage, sound, light, heat index, and water quality.
Markets
Building and HVAC/R
Thermal imaging cameras are used by building and home inspectors, roofing specialists, plumbers, general contractors, and real estate firms to evaluate and measure the integrity of buildings by quickly revealing structural problems, such as air leaks and missing insulation, to help ensure efficient use of energy and other resources. Heating, ventilation, air conditioning, and refrigeration (HVAC/R) and mechanical contractors use thermal cameras and test and measurement equipment to ensure comfort in residences and workplaces by discovering, monitoring, and documenting airflow, leaks, and temperatures in ductwork. Hand-held test and measurement tools are used to measure airflow, humidity, carbon monoxide levels, and other environmental factors.
Electrical
Electricians and mechanical technicians utilize thermal cameras and test and measurement equipment to quickly conduct electrical diagnostics, such as identifying circuit overloads, finding loose wire connections, and measuring currents, all without having to touch dangerous materials. From overheating electrical panels to corroded connections, thermal cameras and test meters provide the diagnostic functions needed to verify correct installations, quickly trace the source of problems, and enable efficient electrical systems. Hand-held test and measurement tools are used to measure currents, voltage and other electrical parameters.
Predictive maintenance
Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring enables factory and plant maintenance technicians to quickly reveal equipment faults, manifested as hot spots, so they can be repaired before they fail. This increases equipment productivity and avoids catastrophic failures or major damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this well-established market segment. Hand-held test and measurement tools are used to measure airflow, humidity, carbon monoxide levels, and other environmental factors.
Firefighting
Thermal imaging is a well-known technology in the firefighting market, with firefighters and first-responders worldwide utilizing thermal imaging cameras for protecting their own life and saving the lives of others. Thermal imaging technology allows first responders to assess conditions of a space prior to entry by providing them the ability to see through most forms of smoke. This also allows them to search for people and identify fire hot spots in burning buildings. Providing the ability to measure temperatures in a non-contact mode from a safe distance helps firefighters to protect themselves against dangerous phenomena like roll-overs and flash-overs.
Research and science
High-end thermal imaging systems provide the unique ability to detect very small differences in temperature. This capability is useful in industrial R&D, where developers study, see, and quantify the heat dissipation, stress tolerance, and thermal characteristics of their materials, components, and products. At colleges and universities, instructors use thermal imagery to help students visualize the theories of heat transfer and thermodynamics, improving student comprehension of key concepts, and for both fundamental and applied research. In the defense sector, cooled thermal imaging cameras are used in the development of firearms, ammunition, guided missiles, and aircraft.

Oil and gas production
Thermal imaging cameras can visualize and pinpoint gas leaks. In industrial, utility, and oil and gas refinery settings, optical gas imagers visually reveal plumes of gases such as SF6 (Sulfur Hexafluoride), hydrocarbons, carbon monoxide and carbon dioxide from a safe distance. Optical gas imaging cameras can continuously scan installations in remote areas or in zones that are difficult to access. Continuous monitoring allows the user to be informed when a dangerous or costly gas leak appears. Typical examples are monitoring pipelines, petrochemical industry and offshore operations.
Manufacturing process control
Temperature consistency is critical to the quality of many manufactured components, materials, and products, including metals, plastics, paper, and glass. Thermal cameras, both fixed and mobile, help factories ensure product quality and identify other defects in both products and in the manufacturing process itself through the continuous monitoring of the production line, resulting in higher output and nearly perfect quality control. Other users of thermal cameras in the manufacturing sectors include worker safety and fire prevention, analysis of welding and fastening effectiveness, food inspection, packaging quality, and electronic and mechanical component manufacturing, ranging in size from small hybrid integrated circuits to jet engines.
Sales and Distribution
Our Instruments business has a direct sales staff and a network of independent distributors covering major markets worldwide, including technical and customer support staff in the United States who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers. Dedicated staffs of business development managers for the firefighting and automation markets assist the distribution channel with application development, technical training, and operational assistance. With a focused sales organization and specialized sales teams that serve the specific R&D market, we have been successful at building and leveraging strong relationships with various research institutes and universities worldwide.
At December 31, 2014, Instruments had a total backlog of $35 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Instrument customers are found around the world in commercial, government, trades, educational, research, agricultural, and non-professional/consumer segments. They include utility companies, electrical contractors, building inspectors, damage restoration contractors, first responders, universities, and numerous commercial enterprises. Given the high-value nature of many of our thermography-related instruments, our thermography products’ revenues tend to be correlated with seasonal trends, in particular capital spending trends. In general, customers in markets like predictive maintenance and R&D are sensitive to the broad economy because our cameras are viewed as capital expenditure items. We expect revenue outside the United States to continue to account for more than half of our Instrument segment revenue.
Competition
The Instruments segment operates in highly competitive markets. The primary competitive factors include brand reputation, technical innovation, product quality and reliability, and price. We believe we compete successfully in these markets with our innovative products, multi-function capabilities, our high value-to-price ratio, and our service and support functions. Our current principal competitors in the Instrument markets include Danaher, Testo, Inc., SATIR, OPGAL, Infratec, and Nippon Avionics for thermal imaging cameras. The test and measurement products compete with products from Danaher, Testo, Gossen Metrawatt, Textron, General Tools, Ideal Industries, and others. The firefighting camera products compete primarily with Bullard, ISG/Scott, Argus, Dräger, and MSA.

OEM & Emerging Markets Segment
The OEM and Emerging Markets segment develops and manufactures thermal imaging camera cores and related components. A thermal camera core is an integrated, plug-and-play camera system that includes the infrared sensor as well as the related image processing electronics and an optical lens. We offer cooled and uncooled cores that are based on long wave infrared (LWIR), mid-wave infrared (MWIR), and short wave infrared (SWIR) sensors. We also sell to third parties readout integrated circuit (ROIC)

products, which are used to convert pixel-level information into digital information, essential in the design of infrared, visible, ultra violet, and X-Ray sensors. We also design and manufacture lasers and laser components, such as rangefinders, illuminators, and target markers.
Our vertically integrated manufacturing capability, built over many years, enables us to provide thermal camera core and component products to other FLIR segments at low cost as well as sell cores and components to third party customers. Our cores and components are designed for easy and efficient integration into higher levels of product assembly. Third party OEMs integrate these cores and components into their own branded products. We operate under this model so to aggregate the largest amount of volume possible, which lowers our total cost to produce camera cores and components.
The OEM & Emerging Markets segment also houses our Emerging Markets businesses, which are businesses that are identified as high-potential but are today too underscaled to represent their own segment. Included in Emerging Markets is our Intelligent Traffic Systems business, which develops and manufactures software-enabled automotive and pedestrian monitoring and control systems, and our Mobile products business, makers of thermal imaging accessories for the smartphone market.
Markets
OEM
We supply cooled and uncooled thermal camera cores, sensors, lenses, and ROICs on an OEM basis to an array of manufacturers of finished products in both the military and commercial spaces. These customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major applications in this segment are automotive, firefighting, unmanned aerial vehicles, military, digital X-ray, and security.
Mobile
Leveraging our ability to produce thermal sensors at a low cost and with low size, weight, and power consumption, we created a line of personal thermal imaging cameras that attach to smartphones. The mass adoption of smartphones has driven significant growth in the development of tools that extend the utility of these devices, and our FLIR ONE products do this by empowering consumers with thermal imaging on their phones. We believe that the potential of thermal imaging as a tool for consumers provides this segment with an emerging opportunity for growth.
Transportation
Visible and thermal imaging helps transportation departments all over the world monitor vehicles and pedestrians in urban environments, detect incidents on highways and in tunnels, collect traffic data, control traffic signals, and ensure the safety on public roads and railways. These systems are able to detect vehicles and use the information to control traffic lights in order to improve traffic flow. While road-embedded magnetic loops have historically been the primary technology for analyzing intersections and roadways, visible and thermal imaging are increasingly being used for this application. Thermal imaging technology has shown to be highly effective at detecting the presence of vehicles as it is not impeded by darkness, colors, shadows, direct sunlight, light from oncoming traffic, or weather effects. We believe that the value of these solutions in terms of improved traffic flow, fuel conservation, and public safety is significant.
Sales and Distribution
We employ a direct sales force for selling and distributing our OEM cores and components. The majority of our Mobile market sales are generated through wholesale channels, which include national and regional consumer electronics chains, large online retailers, and specialty retailers. We also sell our Mobile products directly to consumers through our own network of ecommerce websites. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations, and through licensees. A dedicated staff of business development managers for the Intelligent Traffic products assists the distribution channel, made up of traffic control systems integrators and engineering consultants, with application development, technical training, and operational assistance.
At December 31, 2014, OEM and Emerging Markets had a total backlog of $132 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.

Customers
Typical OEM customers include makers of military aircraft and vehicles, automotive safety equipment, firefighting equipment, security cameras, hunting equipment, unmanned aerial systems, and maritime equipment. Our OEM sales personnel maintain direct relationships with most of these customers. We sell our Mobile products to a diverse group of consumers, including homeowners, outdoors people, and technology enthusiasts. Customers for our Intelligent Traffic products are traffic and public transportation authorities in cities and municipalities all over the world who deploy thermal imaging cameras and other equipment in urban areas, on highways, in tunnels, and on bridges.
Competition
While our market share in OEM cores and components is estimated to be nearly 50 percent based on independent industry research, we view the thermal OEM market as highly competitive. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product quality, product cost, and scalability of operations. We believe we are well positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our vertically-integrated operating model, our advanced research and development capabilities, and our broad product offering. Our primary competitors in the OEM space are ULIS, DRS, L-3, and BAE Systems. In Mobile products, our competitors include Seek Thermal and Opgal. In the Intelligent Traffic product space, our major competitors include Image Sensing Systems, Iteris, and Citilog.

Maritime Segment
The Maritime segment develops and manufactures a broad range of thermal imaging and marine electronic products for recreational and commercial customers globally. The segment provides boats of all sizes a full suite of electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment. These products are utilized for general navigation, sport fishing, cruising, and sailing.
Our primary product offering is multifunction navigation displays (MFDs). Our MFDs are designed to provide boaters visual navigation data from multiple sensors, including GPS, autopilot, sonar, and radar. We have several lines of MFD products, serving leisure and fishing boats of all sizes, in saltwater or freshwater environments. Our Dragonfly product line addresses the MFD needs of the small-boat recreational fishermen, including kayakers and freshwater bass anglers, while our larger MFDs serve Raymarine’s traditional large saltwater boat end-user. We also integrate our MFDs to use and control thermal and visual cameras, onboard entertainment products, engine instruments, and data services like satellite weather. Recognizing the importance of mobile devices to boaters, we offer Wi-Fi enabled MFDs along with mobile apps that give boaters access to the MFD and sensors from anywhere on board the vessel.
Our marine instrument products are dedicated displays and sensors for monitoring depth, boat speed, and wind information. Our sonar solutions are engineered to serve the needs of both the inland and saltwater fishing customers. These sonars serve as fishermen’s eyes below the water so they can detect fish, locate underwater structure, and identify the habitat of the fish they are trying to catch. We also offer autopilot solutions that provide precision steering control for open water passages. To keep boaters connected, we offer several communication products, such as VHF marine radios for ship-to-ship and ship-to-shore communications, and our automatic identification system (AIS) solutions enable the wireless exchange of navigation status between vessels and vessel-monitoring centers. The Maritime segment’s thermal camera solutions are designed to enhance a boater’s overall situational awareness in limited visibility and are used primarily to identify other vessels, navigation aids, and hazards. Thermal maritime cameras are also utilized for search and rescue and local law enforcement surveillance operations.
We market our Maritime products under both the FLIR and Raymarine brands. FLIR-branded maritime products consist of thermal cameras designed for recreational, commercial, and first-responder vessels. The Raymarine line of marine electronics is designed and marketed primarily to recreational boaters and light-commercial customers.
Markets
Recreational Boating
The recreational boating market, which represents the majority of our sales, is comprised of fresh and saltwater fishing, sport/cruising, and sailing. Our core multifunction display products are engineered to address the needs of all three segments. We also develop products specifically for strategic markets and customers - like Dragonfly sonars for freshwater fishermen, wind instruments for sailors, and vessel automation for boat builders.
Commercial Maritime
The commercial maritime market is comprised of light commercial, heavy commercial, and light-defense segments. We address these commercial segments with both our thermal maritime cameras and our marine electronics systems.
Sales and Distribution
Our Maritime segment sells products worldwide through a network of aftermarket distributors, technical dealers, boat builders/OEMs, and retailers. We have a dedicated business development team to address the unique requirements of our OEM boat-builder channel. With our OEM boat builders, we differentiate ourselves by providing full system solutions. We also add value to our boat-building partners through technical installation training of the OEM factory staff. In the United States, we devote special teams to the retail channel so we can address this channel’s dynamic and unique merchandising and promotional needs. Our sales team is supported by technical support teams and applications engineers. The technical teams provide customer support and conduct regular training sessions with our technical dealer and OEM customers.
At December 31, 2014, Maritime had a total backlog of $17 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Our FLIR maritime thermal cameras are supplied to an array of commercial customers including tugboats, work boats, and passenger vessels. Both FLIR and Raymarine maritime-branded thermal cameras are supplied to recreational sport fishing and cruising powerboat customers. Raymarine’s primary end consumers include freshwater and saltwater fishing boat owners, cruising power boats, and sailboat owners. In the fishing segment, Raymarine customers include kayakers, bass boat owners, bay boats, center consoles, and offshore sport fish boat owners. The cruising segment includes owners of sport boats, cruisers, and trawlers. Sailing customers include owners of day sailors, racers, cruising yachts and multi-hull sailboats.
Our maritime segment also supplies thermal cameras to maritime first-responders and maritime law enforcement organizations around the globe, including the United States Coast Guard. Our cameras are used by marine divisions of city fire and police departments along with local fish and wildlife enforcement organizations.
Competition
Our maritime segment operates in a highly competitive market for marine electronics. Like consumer electronics, delivering innovative features and lower price points is critical to the success of our marine electronics products. Consumers typically purchase marine electronics as a system of products from one brand, so it is critical that we deliver a competitive offering in each of our product lines. Our primary marine electronic competitors include Garmin, Navico, Furuno, and Humminbird.

Security Segment
The Security segment provides security solutions for a multitude of applications, from home and business monitoring to long-range border surveillance. The segment develops security solutions for use in commercial, critical infrastructure, and home security applications. These solutions include thermal and visible-spectrum cameras, digital and networked video recorders, and related software and accessories that enable the efficient and effective safeguarding of assets at all hours of the day and through adverse weather conditions.
Our video security cameras are marketed under the FLIR brand name, for thermal and professional-grade visible spectrum cameras, and the Lorex brand name, for the consumer do-it-yourself (DIY) and small business user. Security cameras come in indoor/outdoor, fixed, pan/tilt, and dome configurations, are network-ready, available with a variety of lens options, and provide analog and digital video outputs. Our MPX (Megapixel over Coax) products allow customers to upgrade security systems to high-definition resolution using an existing coax cable that may already be present, saving the time and money of rewiring their building. Our security products comply with several industry standards, can be integrated with dozens of video management systems (VMS)

and video analytics providers, and are accessible remotely on Apple iOS, Android, PC, or Mac devices through our FLIR Cloud service.
Markets
Utilities
Power plants, electrical substations, and water facilities utilize visible spectrum and thermal imaging cameras to provide continuous surveillance in day or night. Our cameras are integrated with video analytics to provide automated alarm notification. At electrical substations, our thermal products provide protection against materials theft and acts of sabotage, and provide notifications when connections switchgear and transformers reach dangerous temperatures.
Nuclear power
Recent rules out of the Nuclear Regulatory Commission require nuclear facilities to provide continuous 24-hour surveillance, observation, and monitoring of their perimeter and control areas. Our thermal security cameras meet this requirement, resulting in a significant market.
Petrochemical
FLIR's thermal security cameras help petrochemical facilities meet the Department of Homeland Security's new Chemical Facility Anti-Terrorism Standards. Thermal security cameras are highly effective in meeting the standards' requirements for restricting a facility's perimeter, securing applicable assets, and solidifying a deter, detect, and delay strategy.
Ports and borders
Airport and border authorities around the world utilize FLIR’s thermal security cameras to help keep people and equipment safe, operating day and night, regardless of weather or lighting conditions.
Commercial and residential
FLIR’s full-spectrum security solutions offer a comprehensive line of thermal and visible cameras to protect commercial facilities. Our products are also used in a wide range of home applications that may include the use of thermal, visible or image intensified cameras as well as NVRs and other peripheral equipment.
Sales and Distribution
Our Security segment sales organization specializes in delivering complete solutions for thermal and visible security. Our Lorex products are sold through both brick and mortar and online retail outlets. Commercial and professional-grade security products utilize direct sales, a network of independent reps, and distributors covering major markets worldwide.
At December 31, 2014, Security had a total backlog of $18 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Our Security segment serves a broad customer base that is expanding every year. Our visible-spectrum solutions are purchased by high-end critical infrastructure users, security hardware distributors, systems integrators, contractors, and homeowners. Thermal security cameras are currently sold in all global regions, with most customers falling into the high-end critical infrastructure category. However, recent volume production of our thermal camera cores has allowed us to drop the cost of thermal security cameras to a point where it is an affordable option for many commercial security networks.
Competition
The Security segment operates in highly competitive markets. Many of our competitors are well-established brands. Key competitive factors include technical innovation, analytics, video monitoring, system integration and compatibility, price, and ability to deliver. Our competitive advantages include our broad line of thermal camera offerings, which combined with our DIY consumer product line offers both high- and low-end solutions to our customers. Our current principal competitors include Axis Communications, Bosch, Hikvision, Dahua, Infinova, Avigilon, Sony, Samsung, Q-see, and Panasonic.

Detection Segment
Our Detection segment develops and manufactures field-ready sensor instruments and integrated platform solutions for the accurate detection, identification, classification, and suppression of chemical, biological, radiological, nuclear, and explosives (CBRNE) threats for military force protection, homeland security, and commercial applications.
Detection solutions combine multi-threat detection and identification technologies into single hand-held or desktop instruments. Product lines include hand-held and fixed radiation detectors, hand-held and desktop explosives trace detectors, desktop and portable mass spectrometers, and continuous air monitoring devices for aerosolized biological threats and disclosure sprays. The segment also manufactures integrated systems of multiple pieces of equipment to create turn-key solutions used by first responders for the detection, identification, sample collection, decontamination, marking, and hazard reporting of CBRNE threats.
Our products utilize mission-based user interfaces to expedite decision-making for field operators and advanced technicians. Our advanced CBRNE detection instruments provide lab-quality confidence in a field-proven, highly reliable, and ruggedized package. Customers around the world use our products for forensic analysis, military reconnaissance, force protection, public security, law enforcement, emergency response, environmental monitoring, building and event security, teaching, and research.
The Detection segment leverages an established technical research and development organization that enables the business to offer smart, simple, and reliable products that meet the evolving needs of government and commercial security providers. With many years of experience working in collaboration with multiple government agencies, Detection has developed relationships with various government decision-makers and has substantial knowledge of the governmental procurement process.
Markets
Government and private sector entities continue to seek new ways to address increasingly sophisticated terrorist threats and to respond to other security risks, natural disasters, and unintentional incidents that threaten public safety. Our multi-purpose products meet the requirements for a broad range of end-users and end uses.
We offer biological air monitors that are used by various governmental agencies for security at facilities and events. Our explosives detection products are used to identify military-grade explosives and homemade explosive devices in a wide array of military and public safety applications, such as screening high-risk individuals at checkpoints and identifying improvised explosive device (IED) makers, and our radiation products protect the public by warning of radionuclide exposure.
Sales and Distribution
The Detection segment sells products worldwide primarily through a combination of a direct sales force and a distributor network, but also utilizes third-party sales representatives, value-added resellers, and systems integrators. With a centralized sales organization and specialized sales teams that serve specific markets, we have been successful at building and leveraging strong relationships with key decision-makers at various government agencies and commercial entities. Some Detection products are designed as components or sub-systems that are incorporated into third-party products or systems.
Detection derives a portion of its revenue, approximately 30 percent in 2014, from funding received from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded research and development.
At December 31, 2014, Detection had a total backlog of $51 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Detection sells its products, systems, and services to a broad base of federal, state, and local government customers, to all branches of the United States military, foreign militaries, private sector businesses and commercial ports both in the United States and internationally. Using a regionally deployed sales force, the business sells to agencies of the United States government, such as the Departments of Homeland Security, Defense, and Energy, as well as the Transportation Security Administration, the Federal Bureau of Investigation, NASA, the Secret Service, the Coast Guard, and agencies of multiple state and local governments in the

United States. Similar to Surveillance, the Detection segment experiences some seasonality in its orders due to the United States government budget year end.
Competition
The markets in which Detection competes are dynamic and highly competitive. Success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. Detection competes in various markets with companies such as Agilent Technologies, Canberra Industries, Safran, SAIC, Smiths Detection, Thermo Fisher Scientific, and United Technologies.

SALES, MARKETING, CUSTOMER SUPPORT AND TRAINING
Our sales and distribution organization covers the world with a combination of direct sales, third-party representatives and distributors, independent dealers, retail outlets, application engineers, and service and training centers. Internationally, we have invested heavily to build a strong presence to sell and service our products, a key advantage in penetrating certain markets, such as foreign governments. Our sales representatives, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions, and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes. We sell in many distinct markets and have established specific sales channels for each market.
Our primary marketing activities include online advertising, participating in trade shows, optimizing our website for search keywords so that prospects searching for imaging and sensing solutions online find FLIR quickly, press releases about new products and company developments, social media outreach, and co-op advertising.
We offer a strong product warranty coupled with responsive support accessible via phone, web, and email, and our localized support locations for high-end systems helps us stand out in our markets.
Our Infrared Training Center (ITC) offers training, certification, and re-certification in all aspects of thermography, including specialized instruction in building diagnostics, roofing, electrical, mechanical, research and science, and optical gas imaging. Online courses cover the basics of thermal camera operation and reporting software. The ITC is also the premier sponsor of InfraMation, thermal imaging’s leading users conference which is typically held annually.

MANUFACTURING
We manufacture many of the critical components for our products, including but not limited to infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems, and micro-coolers, and develop much of the necessary software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs, and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, coolers and optics, circuit boards, cables, and wire harnesses. These purchased and manufactured components are then assembled into finished systems and tested at one of our primary production facilities located in the United States, Sweden, Estonia, and Canada. Certain components and finished goods, including some of our visible-spectrum cameras, test and measurement products and maritime electronics, are produced by contract manufacturers.
Our manufacturing operations are, from time to time, audited by certain customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Substantially all of our manufacturing locations are either ISO 9001:2000 or :2008 certified with certain locations having higher certifications.

INTELECTUAL PROPERTY
Our focus on being an innovation leader in our key markets means we have numerous pending and issued patents and trademarks, commercial and technical trade secrets, and other intellectual property that are important for our success. We rely on a combination of patent, trademark, copyright, and trade secret laws, a strong Internet domain presence, confidentiality agreements, joint development agreements, and robust contractual provisions to protect our proprietary rights. Over the past several years we have intensified our efforts to protect and police our intellectual property from improper use and misappropriation. We will continue to actively develop our intellectual property and intend to emphasize initiatives that will further promote innovation and leadership in marketable technology. We cannot, however, be certain or give any assurance that we can secure patent or trademark protection on all our innovations, maintain our competitive advantage or that competitors will not develop similar or superior capabilities. We currently have over 1,200 patents and pending patent applications worldwide.

GOVERNMENT REGULATION
Some thermal technology is controlled for export, re-export and retransfer by the United States government. Depending on the technology, the export of infrared products may be controlled by the United States Department of State or the Bureau of Industry and Security. In general, the more sophisticated the technology, the more restrictive the licensing requirements are. For example, FLIR is precluded from exporting certain technology to customers in certain countries, while in other cases, there may be no license required.
As a United States government supplier, we are subject to a number of procurement rules and regulations. Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. If we fail to comply with these rules and regulations, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently.

EMPLOYEES
As of December 31, 2014, we had 2,741 employees of which 1,609 were located in the United States and 1,132 located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing, and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are generally good.

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
We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. Operating and maintenance costs associated with environmental compliance are a normal, recurring part of our operations. Historically, these costs have not been material.

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

Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2014, 2013 and 2012, approximately 20 percent, 24 percent and 27 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
Substantial uncertainty exists in the spending levels and priorities of the United States government, particularly with respect to military expenditures. Continued and further reductions in military spending could have a material adverse effect on our results from operations.
As a United States government supplier, we are subject to a number of procurement rules and regulations
Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. In addition, violations of unrelated laws and statutes can lead to debarment and other penalties. If we fail to comply with procurement rules and regulations and other laws and statutes, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently.
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
We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2014, our intangible assets, including goodwill, totaled $686.5 million and represented approximately 29 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2014, 2013 and 2012, international sales accounted for 50 percent, 50 percent and 49 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental controls;

•	restrictions on the export of technology;

•	trade restrictions;

•	difficulty in collecting receivables;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	restrictions on repatriation of earnings;

•	restriction on the importation and exportation of goods and services;

•	failure to comply with anti-bribery and anti-corruption laws;

•	difficulties in staffing and managing international operations; and

•	political and economic instability.

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
We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export licenses are required from United States government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. The aftermath of 9/11 and heightened tensions with other countries (which shift and evolve over time), has led to heightened government scrutiny of export licenses for products in our markets has resulted in lengthened review periods for our license applications, including in countries where we have historically made significant sales. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and could have a material adverse effect on our business, financial condition and results of operations.
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
Risks, Uncertainties and Other Factors Related to Our Technology and Intellectual Property
Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business
Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold world-wide patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the markets we serve, there can be no assurance that we will be able to maintain our competitive advantage or that our competitors will not develop capabilities equal or superior to ours.
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
Our business could be negatively impacted by cybersecurity threats and other security threats and technology disruptions
In the regular course of business as a United States government contractor, we face certain security threats and technology disruptions, including threats to our information technology infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats to the physical security of our facilities and employees, threats of terrorism events and failures of our technology tools and systems. In addition, we are subject to laws and rules issued by various agencies concerning safeguarding and maintaining infrastructure and physical security and information confidentiality. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, for which we face similar security threats as for our own. In particular, cybersecurity threats-which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches-are persistent and evolve quickly. Such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support our critical functions. These technologies are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies. Accordingly, we have invested in highly skilled information technology resources to appropriately identify and deter threats and monitor and mitigate potential risks. We maintain information security policies and procedures for managing all systems. However, while we believe that we have implemented appropriate measures and controls, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.
Although we have in the past and continue to be subject to cybersecurity threats and other security threats and technology disruptions, to date none has had a material impact on our business, financial condition or results of operations. Nonetheless, in the future, these types of events could disrupt our operations and customer and other third party information technology systems. They also could require significant management attention and resources, negatively impact our reputation among our customers and the public and challenge our eligibility for future work on sensitive or classified systems, which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, some of our proprietary software and products use or contain open source and third party software which may unbeknownst to us contain defects or viruses that pose unintended risks to our customers. These risks if not effectively mitigated or controlled could materially harm our business or reputation.
Risks, Uncertainties and Other Factors Related to Our Corporate Structure and Organization
Our future success depends in part on attracting and retaining key senior management and qualified technical, sales and other personnel
Our future success depends in part on the efforts and continued services of our key executives and our ability to attract and retain qualified technical, sales and other personnel. Significant competition exists for such personnel and we cannot assure the retention of our key executives, technical and sales personnel or our ability to attract, integrate and retain other such personnel that may be required in the future. We cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.
We must successfully manage a complex global organization
As we have grown, the size and scope of our worldwide operations have also increased substantially. We currently design, manufacture and market numerous product lines in locations worldwide. Significant management time and effort is required to effectively manage the increased complexity of the business and our failure to successfully do so could have a material adverse effect on our business, financial condition and results of operations. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power outage, earthquake, fire or other natural disaster, or labor or political unrest, could prevent us from supplying products to our customers and could have a material adverse effect on our business, financial condition and results of operations.
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
We have indebtedness as a result of the issuance of our 3.75 percent senior unsecured notes (the “Notes”) and borrowings against our term loan, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes which may limit our operational and financial flexibility
Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2014, we conducted manufacturing, research and development, and sales and administration in 74 facilities world-wide. Of these, we owned 7 facilities with approximately 713 thousand square feet and leased 24 facilities with approximately 563 thousand square feet in the United States, and we owned 7 facilities with approximately 391 thousand square feet and leased 36 facilities with approximately 189 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
Täby (Stockholm), Sweden	205	—
North Billerica (Boston), Massachusetts	133	—
Goleta (Santa Barbara), California	169	137
Nashua, New Hampshire	140	—
Elkridge (Baltimore), Maryland	—	109
Fareham (Portsmouth), United Kingdom	63	—
Meer (Antwerp), Belgium	—	5
Other	240	501
Total	1,104	752
Our reportable segments operate out of facilities as follows:
Surveillance: Wilsonville, Oregon; North Billerica, Massachusetts; Täby, Sweden; Elkridge, Maryland; and 12 facilities in the United States and 7 facilities located outside the United States.
Instruments: Täby, Sweden; Nashua, New Hampshire; and 2 facilities in the United States and 19 facilities located outside the United States.
OEM and Emerging Markets: Goleta, California and 4 facilities in the United States and 15 facilities located outside the United States.
Maritime: Fareham, United Kingdom and 2 facilities in the United States and 18 facilities located outside the United States.
Security: Markham, Ontario and 1 facility in the United States and 12 facilities outside the United States.
Detection: Stillwater, Oklahoma; Elkridge, Maryland; and 6 facilities in the United States and 3 facilities located outside the United States.
We believe all of our properties are suitable for their intended use, adequate to meet our current and near-term business needs, and in good condition. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims.  On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the United States District Court for the Eastern District of Texas rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither Indigo, prior to its acquisition by the Company, nor the Company infringed any of the trade secrets claimed and awarded Raytheon no damages.  The Court has yet to rule on the Company’s motion for an award of attorney’s fees in the amount of $28 million as a prevailing party under the Texas Theft Liability Act.   The matter remains ongoing and is subject to appeal and the Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR parties, while remote, could be material.
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

	2014		2013
	High	Low	High	Low
First Quarter	$36.00	$29.00	$27.00	$23.08
Second Quarter	37.23	33.42	26.97	23.53
Third Quarter	35.14	31.34	33.75	27.25
Fourth Quarter	34.32	28.36	33.17	28.17
At December 31, 2014, there were approximately 97 holders of record of our common stock and 139,579,476 shares outstanding. During the year ended December 31, 2013, we paid dividends quarterly at the rate of $0.09 per share for a total of $51.4 million. During the year ended December 31, 2014, we paid dividends quarterly at the rate of $0.10 per share for a total of $56.5 million. On February 5, 2015, our Board of Directors declared an increase of our quarterly dividend to $0.11 per share. We currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2009, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	2009	2010	2011	2012	2013	2014
FLIR Systems, Inc.	$100.00	$90.90	$77.25	$69.68	$95.20	$103.45
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Electronic Equipment & Instruments Index	100.00	114.14	97.01	87.48	119.55	129.91
During 2014, we repurchased approximately 4.2 million shares for a total of approximately $139.2 million. The following table summarizes our 2014 common stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2014 Under the Plans or Programs

February 1 to February 28, 2014	56,609	$31.20	56,609
May 1 to May 31, 2014	1,152,044	$34.18	1,152,044
June 1 to June 30, 2014	55,620	$33.49	55,620
August 1 to August 31, 2014	366,386	$33.62	366,386
September 1 to September 30, 2014	633,614	$33.62	633,614
October 1 to October 31, 2014	—	—	—
November 1 to November 31, 2014	—	—	—
December 1 to December 31, 2014	1,979,000	$31.64	1,979,000
Total	4,243,273	$32.81	4,243,273	14,768,506

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. All shares of our common stock repurchased in 2014 were repurchased under authorization by our Board of Directors, granted on February 6, 2013, pursuant to which we were authorized to repurchase up to 25.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization expired on February 6, 2015.
On February 5, 2015, our Board of Directors authorized us to repurchase up to an additional 15.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization will expire on February 5, 2017.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2014	2013	2012	2011		2010
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,530,654	$1,496,372	$1,405,358	$1,544,062		$1,388,437
Cost of goods sold	780,281	759,362	670,174	714,743		624,796
Gross profit	750,373	737,010	735,184	829,319		763,641
Operating expenses:
Research and development	142,751	147,696	137,354	147,177		116,635
Selling, general and administrative	331,995	322,739	292,500	368,947	(1)	286,695
Restructuring expenses	16,383	25,832	2,000	—		—
Total operating expenses	491,129	496,267	431,854	516,124		403,330
Earnings from operations	259,244	240,743	303,330	313,195		360,311
Interest expense	14,593	14,091	11,659	5,487		2,884
Interest income	(1,405)	(1,058)	(1,582)	(1,273)		(1,258)
Other expense (income), net	(3,473)	(1,276)	1,341	(2,098)		(4,015)
Earnings from continuing operations before income taxes	249,529	228,986	291,912	311,079		362,700
Income tax provision	49,268	51,971	66,556	88,427		114,326
Earnings from continuing operations	200,261	177,015	225,356	222,652		248,374
Loss from discontinued operations, net of tax	—	—	(2,958)	(1,178)		(248)
Net earnings	$200,261	$177,015	$222,398	$221,474		$248,126
Basic earnings per share:
Continuing operations	$1.42	$1.24	$1.49	$1.41		$1.59
Discontinued operations	—	—	(0.02)	(0.01)		(0.00)
Basic earnings per share	$1.42	$1.24	$1.47	$1.40		$1.59
Diluted earnings per share:
Continuing operations	$1.39	$1.22	$1.47	$1.38		$1.54
Discontinued operations	—	—	(0.02)	(0.01)		(0.00)
Diluted earnings per share	$1.39	$1.22	$1.45	$1.38		$1.54
_______________
(1) Selling, general and administrative expenses for 2011 include the payment of a $39.0 million litigation settlement.

	December 31,
	2014	2013	2012	2011		2010
	(in thousands)
Balance Sheet Data:
Working capital	$1,029,644	$1,033,216	$923,679	$1,000,339		$703,100
Total assets	2,354,023	2,343,359	2,190,655	2,149,114		1,859,806
Short-term debt	15,041	15,064	374	136		131
Long-term debt, excluding current portion	357,986	372,528	248,319	247,861		—
Total shareholders’ equity	1,609,773	1,613,380	1,599,901	1,579,029		1,522,548

Other Financial Data:
Cash dividends declared per common share	$0.40	$0.36	$0.28	$0.24		$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a world leader in sensor systems that enhance perception and awareness. We were founded in 1978 and have since become a premier designer, manufacturer, and marketer of thermal imaging and other sensing products and systems. Our advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in commercial, industrial, and government markets worldwide.
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by providing advanced surveillance and tactical defense capabilities, improving personal and public safety and security, facilitating air, ground, and maritime navigation, enhancing enjoyment of the outdoors, providing infrastructure inefficiency information, conveying pre-emptive structural deficiency data, displaying process irregularities, and enabling commercial business opportunities through our continual support and development of new thermal imaging data and analytics applications. During 2014, we also introduced our first consumer-oriented thermal imaging accessory for mobile devices. Our business model meets the needs of a wide range of customers – we sell off-the-shelf products to many markets and also offer a variety of system configurations to suit specific customer requirements. Centered on the design of products for low cost manufacturing and high volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.
Effective January 1, 2014, we realigned our business operations which resulted in the elimination of our former divisional structure and the formation of six new operating segments. This Management's Discussion and Analysis of Financial Condition and Results of Operations is prepared and reported based on our reporting structure as of January 1, 2014. For a more detailed description of our segments, see "Business Segments" within Item 1.
International revenue accounted for approximately 50 percent, 50 percent and 49 percent of our revenue in 2014, 2013 and 2012, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations in 2014.
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
We expect that macroeconomic factors, including reduced spending by United States government agencies and economic weaknesses in certain geographic markets, will continue to present challenges for us and render predictions regarding future performance difficult to make.
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
We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2014, our accounts receivable balance of $354.7 million is reported net of allowances for doubtful accounts of $8.0 million. We believe our reported allowances at December 31, 2014, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2014, our inventories of $320.6 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
Goodwill. Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level during the third quarter of each year, or whenever events or circumstances indicate that the carrying value of these assets exceeds their fair value. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If there are indicators that goodwill has been impaired we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value of a reporting unit exceeds its fair value. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded. Our impairment test in the current year did not indicate an impairment of goodwill in any of our reporting units.

Product warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to record warranty liabilities at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $16.2 million at December 31, 2014 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.
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
Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2014, we have determined that a valuation allowance against our deferred tax assets of $13.3 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

Consolidated Operating Results
The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.0	50.7	47.7
Gross profit	49.0	49.3	52.3
Operating expenses:
Research and development	9.3	9.9	9.8
Selling, general and administrative	21.7	21.6	20.8
Restructuring expenses	1.1	1.7	0.1
Total operating expenses	32.1	33.2	30.7
Earnings from operations	16.9	16.1	21.6
Interest expense	1.0	0.9	0.8
Interest income	(0.1)	(0.1)	(0.1)
Other (income) expense, net	(0.2)	(0.1)	0.1
Earnings from continuing operations before income taxes	16.3	15.3	20.8
Income tax provision	3.2	3.5	4.7
Earnings from continuing operations	13.1	11.8	16.0
Loss from discontinued operations, net of tax	—	—	(0.2)
Net earnings	13.1%	11.8%	15.8%
_______________

(1)	Totals may not recompute due to rounding.

The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2014, 2013 and 2012. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Revenue. Revenue for 2014 totaled $1,530.7 million, an increase of 2.3 percent from 2013 revenue of $1,496.4 million. Year over year revenue growth was primarily due to increases in our commercially-oriented segments of Instruments, OEM and Emerging Markets, Maritime and Security offset by declines in our Surveillance and Detection segments.
Continued reductions in demand for certain products from United States government agencies resulted in decreased revenues in our Surveillance and Detection segments. Revenue from United States government customers declined by $44.5 million from 2013 to 2014.
Revenue for 2013 totaled $1,496.4 million, an increase of 6.5 percent over 2012 revenue of $1,405.4 million. Most of our operating segments reported increases in year over year revenues. Revenue in 2013 also included revenue from our December 2012 acquisitions of Lorex and Traficon. Revenue from the United States government customers declined by $18.6 million from 2012 to 2013.
International revenue in 2014 totaled $766.7 million, representing 50.1 percent of revenue. This compares with international revenue in 2013 which totaled $740.7 million, representing 49.5 percent of revenue, and $687.5 million in 2012, representing 48.9 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2014 and 2013 was $780.3 million and $759.4 million, respectively. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix. For the years ended December 31, 2014 and 2013, cost of goods sold included $0.6 million and $1.7 million, respectively, of inventory write downs related to our restructuring activities.
Cost of goods sold in 2013 was $759.4 million, compared to cost of goods sold of $670.2 million in 2012. The year over year increase in cost of goods sold primarily relates to the higher year over year revenues and changes in product mix.
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
Gross profit. Gross profit for the year ended December 31, 2014 was $750.4 million compared to $737.0 million in 2013. Gross margin, defined as gross profit divided by revenue, decreased slightly from 49.3 percent in 2013 to 49.0 percent in 2014.
Gross profit for the year ended December 31, 2013 was $737.0 million compared to $735.2 million in 2012. Gross margin decreased from 52.3 percent in 2012 to 49.3 percent in 2013. The decrease in gross margin in 2013 was primarily due to the unfavorable product mix in our Surveillance and Instruments segments and the inclusion of lower gross margin revenues from our acquisition of Lorex.
Research and development. Research and development expenses were $142.8 million, or 9.3 percent of revenue, in 2014, compared to $147.7 million, or 9.9 percent of revenue, in 2013, and $137.4 million, or 9.8 percent of revenue, in 2012. The increase in research and development expenses in 2013 was partially due to the costs associated with the development of several new products primarily in our Instruments and OEM and Emerging Markets segments and the operations of Lorex and Traficon.
We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.
Selling, general and administrative expenses. Selling, general and administrative expenses were $332.0 million, or 21.7 percent of revenue, in 2014 compared to $322.7 million, or 21.6 percent of revenue, in 2013 and $292.5 million, or 20.8 percent of revenue, in 2012. The increase in selling, general and administrative expenses in 2014 was primarily due to increases in marketing spending and a $13.8 million increase in corporate expenses largely related to higher legal expenses incurred for litigation matters in the ordinary course of business and anticipated costs of a regulatory settlement, partially offset by costs savings arising as a result of our restructuring activities. The increase in selling, general and administrative expenses in 2013 was primarily due to higher compensation expense and the inclusion of expenses of Lorex and Traficon. While selling, general and administrative expenses may be affected in the future by acquisitions with different cost structures, we anticipate selling, general and administrative expenses to increase at a slower rate than revenue in our existing businesses.
Restructuring expenses. During the years ended December 31, 2014, 2013 and 2012, we recorded net pre-tax restructuring expenses totaling $17.0 million, $27.5 million and $2.0 million, respectively. Of the restructuring expenses recorded in 2014, $16.4 million was recorded in operating expenses and $0.6 million was recorded in costs of goods sold. Of the restructuring expenses recorded in 2013, $25.8 million was recorded in operating expenses and $1.7 million was included in costs of goods sold. In the fourth quarter of 2013, we initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to larger facilities. We also consolidated our optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. The total costs expected to be incurred related to the realignment plan is approximately $45 million and we expect to complete the majority of the actions and recognize the remaining expenses of approximately $0.7 million during the year ending December 31, 2015.
In 2012, we also recorded restructuring expenses associated with the relocation of one of our manufacturing facilities in Europe to an existing facility in the United States.
Interest expense. Interest expense totaled $14.6 million, $14.1 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense is primarily attributable to the $250 million aggregate principal amount of 3.75 percent senior unsecured notes due September 1, 2016 that were issued in August 2011 and the amortization of the costs related to the issuance of the notes and the $150 million term loan that was drawn on April 5, 2013.
Income taxes. Our income tax provision was $49.3 million, $52.0 million and $66.6 million in 2014, 2013 and 2012, respectively. The effective tax rates for 2014, 2013 and 2012 were 19.7 percent, 22.7 percent and 22.8 percent, respectively. The mix in taxable income between our United States and international operations has a significant impact on our annual income tax provision and effective tax rates. Our effective tax rate is lower than the United States federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign, federal and state tax credits and other discrete items such as the release of previously recorded tax reserves related to tax positions that are no longer required due to closure of statute or audit settlements and amended tax filings. The decrease in the effective tax rate from 2013 to 2014 was primarily due to a larger amount of favorable discrete items recognized in 2014. We expect the effective tax rate for 2015 to be approximately 24 percent excluding discrete items.
At December 31, 2014, we had United States tax net operating loss carry-forwards totaling approximately $16.9 million which expire between 2018 and 2031. In addition, we have various state net operating loss carry-forwards totaling approximately $49.6 million which expire between 2015 and 2033. The federal and state net operating losses were primarily generated by ICx Technologies, Inc. prior to being acquired by us in 2010. Finally, we have various foreign net operating loss carry-forwards totaling approximately $74.5 million which expire between 2018 and 2033.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2014, we have determined that a valuation allowance against our deferred tax assets of $13.3 million is required, primarily related to certain acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
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

Segment Operating Results
Effective January 1, 2014, we realigned our business which resulted in the elimination of our former divisional structure and the formation of six reportable operating segments. The results for the years ended December 31, 2013 and 2012 have been reclassified to conform to the presentation for the year ended December 31, 2014. The following discusses the operating results of each segment for that three year period.
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2014	2013	2012
		(as reclassified)	(as reclassified)
Revenue	$492.2	$531.3	$560.2
Earnings from operations	113.0	122.1	170.0
Operating margin	23.0%	23.0%	30.4%
Backlog	295	282	332
Surveillance revenue decreased by 7.4 percent in 2014 compared to 2013, primarily due to the continued reductions in demand from U.S. government funded customers. Earnings from operations decreased by 7.4 percent primarily due to the decrease of revenue partially offset by cost savings generated as a result of restructuring activities.
Revenue decreased by 5.1 percent in 2013 compared to 2012, primarily due to the reductions in demand from U.S. government funded customers. Earnings from operations decreased by 28.2 percent due to lower revenues, lower gross margins resulting from changes in product mix and restructuring charges of $5.4 million. The backlog decline in 2013 was also a result of reduced U.S. government procurement activity.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2014	2013	2012
		(as reclassified)	(as reclassified)
Revenue	$354.1	$337.5	$339.0
Earnings from operations	99.0	81.1	87.1
Operating margin	27.9%	24.0%	25.7%
Backlog	35	27	31
Instruments segment revenue for the year ended December 31, 2014 increased by 4.9 percent compared to 2013. The year over year increase in revenue is primarily due to increased deliveries in most geographic regions and across most product lines, particularly for products introduced late in 2013 and in 2014. The increase in earnings from operations for the year ended December 31, 2014 compared to 2013 is primarily due to higher revenues, lower restructuring expenses and cost savings generated from those restructuring activities.
Instruments segment revenue for the year ended December 31, 2013 decreased slightly by 0.4 percent, compared to 2012, primarily due to weak market conditions in Europe. Earnings from operations in 2013 decreased by 7.0 percent compared to 2012 primarily due to lower revenue resulting in lower gross profit and $15.5 million of restructuring expenses recorded in 2013.

OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2014	2013	2012
		(as reclassified)	(as reclassified)
Revenue	$226.9	$207.2	$195.0
Earnings from operations	64.4	52.7	62.0
Operating margin	28.4%	25.4%	31.8%
Backlog	132	129	126
OEM and Emerging Markets segment revenue increased by 9.5 percent in 2014 compared to 2013, primarily due to increased deliveries to customers in the U.S., particularly of uncooled camera cores and newly introduced mobile accessories. Earnings from operations increased by 22.2 percent due to the increase in revenues and cost savings from restructuring activities.
Revenue increased by 6.3 percent in 2013 compared to 2012, primarily due to the inclusion of revenue of Traficon in 2013. Earnings from operations declined by 15.0 percent due to lower gross margins resulting from a change in segment product mix.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2014	2013	2012
		(as reclassified)	(as reclassified)
Revenue	$192.6	$189.1	$178.3
Earnings from operations	24.5	22.3	18.5
Operating margin	12.7%	11.8%	10.4%
Backlog	17	11	6

Maritime segment revenue for the year ended December 31, 2014 increased by 1.9 percent compared to 2013, which was primarily due to higher deliveries in Europe and year over year unit volume increases from Raymarine-branded product lines.

Maritime segment revenue for the year ended December 31, 2013 increased by 6.0 percent compared to the same period of 2012, primarily due to increased deliveries in the Americas and Europe, partially related to new product introductions. The increase in earnings from operations in 2013 was primarily due to realizing the benefit in 2013 of cost containment efforts taken during 2012 and higher revenues in 2013.
Security
Security operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2014	2013	2012
		(as reclassified)	(as reclassified)
Revenue	$179.1	$141.0	$52.0
Earnings from operations	24.9	17.3	15.1
Operating margin	13.9%	12.3%	29.1%
Backlog	18	10	1

Security segment revenue for the year ended December 31, 2014 increased by 27.0 percent. The increase was primarily due to increased deliveries in all product families and expanded distribution. The increase of earnings from operations of 43.4 percent was primarily due to the increase in year over year revenues, partially offset by increased marketing, customer technical support and product development expenses. The increase in backlog was primarily due to an increase in orders from international customers which often have longer delivery times.

Security segment revenue and earnings from operations for the year ended December 31, 2013 increased by 171.1 percent and 14.6 percent over 2012, respectively, primarily due to the inclusion of the operating results of Lorex in 2013.
Detection
Detection operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2014	2013	2012
		(as reclassified)	(as reclassified)
Revenue	$85.7	$90.2	$80.9
Earnings from operations	11.0	8.9	0.6
Operating margin	12.8%	9.9%	0.7%
Backlog	51	30	24
Detection segment revenue for the year ended December 31, 2014 decreased by 5.0 percent. The decline in year over year revenue in 2014 compared to 2013 was primarily due to reduced deliveries to U.S. customers across most product lines. The increase in earnings from operations in 2014 was primarily due to realizing the benefit in 2014 from restructuring measures taken in 2013. The increase in backlog was due to a large contract with a U.S. customer that calls for deliveries in 2015.
Detection segment revenue for the year ended December 31, 2013 increased by 11.6 percent over 2012, primarily due to $5.5 million of deliveries on a major program in 2013.

Liquidity and Capital Resources
At December 31, 2014, we had a total of $531.4 million in cash and cash equivalents, $164.1 million of which was in the United States and $367.3 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2013 of $542.5 million, of which $221.0 million was in the United States and $321.5 million at our foreign subsidiaries. We intend to indefinitely reinvest the cash at our foreign subsidiaries in operations and other activities outside the United States. The decrease in cash and cash equivalents in 2014 was primarily due to cash from operations of $226.2 million being offset primarily by $139.2 million spent for the repurchase of shares of our common stock, $61.3 million spent on capital expenditures, and dividends paid of $56.5 million during 2014.
Cash provided by operating activities in 2014 totaled $226.2 million compared to $355.0 million in 2013 and $285.5 million in 2012. The decrease in cash provided from operations in 2014 compared to 2013 was primarily due to lower net collections of accounts receivable. The increase in cash provided from operations in 2013 compared to 2012 was primarily due to higher net collections of accounts receivable and a decrease in our inventories.
Cash used for investing activities for the year ended December 31, 2014 totaled $49.3 million, primarily consisting of capital expenditures of $61.3 million, partially offset by $12.0 million of proceeds from the sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics. Cash used for investing activities for the year ended December 31, 2013 totaled $72.1 million, primarily consisting of capital expenditures of $52.1 million and the acquisition of Marine and Remote Sensing Solutions, Ltd. for $3.2 million and the acquisition of certain tangible assets and intellectual property related to the design and manufacturing of wafer-level optics from DigitalOptics Corporation East for $14.9 million. Capital expenditures in 2013 included equipment purchases in the OEM & Emerging Markets segment related to the development of our new Lepton camera core. Capital expenditures of $58.1 million in 2012 included building improvements for our facilities in Nashua, New Hampshire, Taby, Sweden and Croissy-Beaubourg, France and equipment requirements for existing and future product lines.
Cash used by financing activities for the year ended December 31, 2014 totaled $152.0 million, primarily consisting of the repurchase of shares of our common stock and the payment of dividends, partially offset by proceeds from shares issued pursuant to stock-based compensation plans. Cash used in financing activities for the year ended December 31, 2013 totaled $66.1 million, primarily consisting of the payment of dividends and repurchases of our common stock, offset by net borrowings of $138.8 million against our term loan facility.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $150 million at any time prior to April 5, 2018. The Credit Agreement allows us to borrow in United States dollars, euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which ranges from 0.25 percent to 0.40 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio with which we were in compliance at December 31, 2014. The five-year revolving line of credit available under the Credit Agreement and the term loan facility thereunder are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility, electing one-month LIBOR as the basis for the interest rate. Interest is accrued at LIBOR plus the scheduled spread and is paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At December 31, 2014, the effective interest rate on the term loan was 2.49 percent per annum. Principal payments on the term loan of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment on the term loan including any accrued interest due on April 5, 2019.
At December 31, 2014, we had no revolving loans outstanding under the Credit Agreement and the commitment fee on the amount of unused revolving credit was 0.30 percent per annum. We had $44.0 million and $19.5 million of letters of credit outstanding under the Credit Agreement at December 31, 2014 and 2013, respectively, which reduced the total available revolving credit under the Credit Agreement.

On August 19, 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the "Notes"). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semi-annually in arrears on March 1 and September 1. The proceeds from the Notes are being used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
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

Off-Balance Sheet Arrangements
As of December 31, 2014, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2014, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$399,316	$27,315	$291,018	$80,983	$—
Operating leases	14,058	6,431	4,433	2,570	624
Licensing rights	2,200	550	1,100	550	—
Post-retirement obligations	13,102	460	903	877	10,862
Other obligations	458	458	—	—	—
	$429,134	$35,214	$297,454	$84,980	$11,486
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its unrecognized tax benefits of $15.4 million and, therefore has not included the unrecognized tax benefits in the table of significant contractual obligations as of December 31, 2014. For further detail on unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements in Item 8. We did not include approximately $44.0 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2014, exchange contracts with a notional amount of approximately $119.0 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $1,023.2 million and $1,079.6 million at December 31, 2014 and 2013, respectively. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $102.3 million and $108.0 million at December 31, 2014 and 2013, respectively. The increase in the potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

Interest Rate Risk
Our exposure to changes in market interest rates relates primarily to interest paid on our floating rate long-term debt. Our floating rate long-term debt consists of amounts borrowed under our term loan facility that bears interest at the one-month LIBOR rate plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such long-term debt.
As our risk management objectives include mitigating the risk of changes in cash flows attributable to changes in the designated one-month LIBOR rate for the term loan facility, we entered into two interest rate swaps for the aggregate notional amount borrowed under the term loan facility and fixed interest rates of 1.016 percent and 0.97 percent effective at the time the term loan was drawn to hedge this exposure. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows attributable to fluctuations in the one-month LIBOR based interest payments. The net effect of these swap agreements is to convert the floating interest rate basis to fixed rates of 1.016 percent and 0.97 percent.
See Item 7 and Note 3, Note 9, and Note 11 to the Consolidated Financial Statements in Item 8, for additional information on the Company's interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon Corporation) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 27, 2015

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$1,530,654	$1,496,372	$1,405,358
Cost of goods sold	780,281	759,362	670,174
Gross profit	750,373	737,010	735,184
Operating expenses:
Research and development	142,751	147,696	137,354
Selling, general and administrative	331,995	322,739	292,500
Restructuring expenses	16,383	25,832	2,000
Total operating expenses	491,129	496,267	431,854
Earnings from operations	259,244	240,743	303,330
Interest expense	14,593	14,091	11,659
Interest income	(1,405)	(1,058)	(1,582)
Other (income) expense, net	(3,473)	(1,276)	1,341
Earnings from continuing operations before income taxes	249,529	228,986	291,912
Income tax provision	49,268	51,971	66,556
Earnings from continuing operations	200,261	177,015	225,356
Loss from discontinued operations, net of tax	—	—	(2,958)
Net earnings	$200,261	$177,015	$222,398
Basic earnings per share:
Continuing operations	$1.42	$1.24	$1.49
Discontinued operations	—	—	(0.02)
Basic earnings per share	$1.42	$1.24	$1.47
Diluted earnings per share:
Continuing operations	$1.39	$1.22	$1.47
Discontinued operations	—	—	(0.02)
Diluted earnings per share	$1.39	$1.22	$1.45

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2014	2013	2012

Net earnings	$200,261	$177,015	$222,398
Other comprehensive (loss) income, net of tax:
Change in minimum liability for pension plans, net of tax effects of $(27), $1,682 and $558, respectively	(212)	2,961	745
Fair value adjustment on interest rate swap contracts	(735)	1,660	—
Foreign currency translation adjustments	(88,462)	11,838	20,790
Total other comprehensive (loss) income	$(89,409)	$16,459	$21,535
Comprehensive income	$110,852	$193,474	$243,933

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$531,374	$542,476
Accounts receivable, net	354,658	286,573
Inventories	320,605	344,719
Prepaid expenses and other current assets	93,691	97,574
Deferred income taxes, net	38,873	38,389
Total current assets	1,339,201	1,309,731
Property and equipment, net	247,094	234,041
Deferred income taxes, net	19,941	17,883
Goodwill	553,335	575,701
Intangible assets, net	133,212	154,195
Other assets	61,240	51,808
Total assets	$2,354,023	$2,343,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,173	$85,730
Deferred revenue	27,878	28,844
Accrued payroll and related liabilities	62,065	62,069
Accrued product warranties	13,538	14,665
Advance payments from customers	28,276	25,414
Accrued expenses	51,810	39,316
Accrued income taxes	4,586	663
Other current liabilities	8,231	4,814
Current portion, long-term debt	15,000	15,000
Total current liabilities	309,557	276,515
Long-term debt	357,986	372,528
Deferred income taxes	13,905	12,255
Accrued income taxes	11,096	19,996
Pension and other long-term liabilities	51,706	48,685
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2014 or 2013	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 139,579 and 140,782 shares issued at December 31, 2014 and 2013, respectively, and additional paid-in capital	1,396	42,955
Retained earnings	1,671,786	1,544,425
Accumulated other comprehensive (loss) earnings	(63,409)	26,000
Total shareholders’ equity	1,609,773	1,613,380
Total liabilities and shareholders' equity	$2,354,023	$2,343,359
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Total Shareholders' Equity
	Shares	Amount

Balance, December 31, 2011	154,969	$352,157	$1,238,866	$(11,994)	$1,579,029

Net earnings for the year	—	—	222,398	—	222,398
Income tax benefit of common stock options exercised	—	39	—	—	39
Repurchase of common stock	(10,466)	(214,195)	—	—	(214,195)
Common stock issued pursuant to stock-based compensation plans, net	1,311	7,644	—	—	7,644
Stock-based compensation	—	25,901	—	—	25,901
Dividends paid	—	—	(42,450)	—	(42,450)
Other comprehensive income	—	—	—	21,535	21,535
Balance, December 31, 2012	145,814	171,546	1,418,814	9,541	1,599,901

Net earnings for the year	—	—	177,015	—	177,015
Income tax benefit of common stock options exercised	—	551	—	—	551
Repurchase of common stock	(5,988)	(162,078)	—	—	(162,078)
Common stock issued pursuant to stock-based compensation plans, net	956	4,849	—	—	4,849
Stock-based compensation	—	28,087	—	—	28,087
Dividends paid	—	—	(51,404)	—	(51,404)
Other comprehensive income	—	—	—	16,459	16,459
Balance, December 31, 2013	140,782	42,955	1,544,425	26,000	1,613,380

Net earnings for the year	—	—	200,261	—	200,261
Income tax benefit of common stock options exercised	—	12,751	—	—	12,751
Repurchase of common stock	(4,243)	(122,851)	(16,387)	—	(139,238)
Common stock issued pursuant to stock-based compensation plans, net	3,040	37,774	—	—	37,774
Stock-based compensation	—	30,767	—	—	30,767
Dividends paid	—	—	(56,513)	—	(56,513)
Other comprehensive loss	—	—	—	(89,409)	(89,409)
Balance, December 31, 2014	139,579	$1,396	$1,671,786	$(63,409)	$1,609,773

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$200,261	$177,015	$222,398
Income items not affecting cash:
Depreciation and amortization	57,245	62,796	59,715
Deferred income taxes	(1,242)	(2,709)	(10,940)
Stock-based compensation arrangements	30,788	27,823	26,250
Gain on sale of certain optics assets	(4,129)	—	—
Other non-cash items	(791)	4,564	(1,810)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(76,705)	48,640	10,693
Decrease (increase) in inventories	11,363	35,181	(23,733)
Decrease (increase) in prepaid expenses and other current assets	5,754	5,434	(1,004)
(Increase) decrease in other assets	(24,261)	(1,520)	1,879
Increase (decrease) in accounts payable	15,040	(8,617)	(1,672)
Increase (decrease) in deferred revenue	93	(659)	1,153
Increase (decrease) in accrued payroll and other liabilities	17,240	36,017	(25,415)
(Decrease) increase in accrued income taxes	(8,501)	(18,898)	20,141
Increase (decrease) in pension and other long-term liabilities	4,089	(10,102)	7,890
Cash provided by operating activities	226,244	354,965	285,545
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(61,262)	(52,061)	(58,089)
Business acquisitions, net of cash acquired	—	(20,073)	(105,909)
Proceeds from sale of certain optics assets	12,000	—	—
Other investments	—	—	(3,002)
Cash used by investing activities	(49,262)	(72,134)	(167,000)
CASH USED BY FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	150,000	—
Repayment of long-term debt	(15,000)	(11,250)	—
Repurchase of common stock	(139,238)	(162,078)	(214,195)
Dividends paid	(56,513)	(51,404)	(42,450)
Proceeds from shares issued pursuant to stock-based compensation plans	47,581	8,650	11,198
Excess tax benefit of stock options exercised	11,161	1,069	1,284
Other financing activities	(18)	(1,100)	(166)
Cash used by financing activities	(152,027)	(66,113)	(244,329)
Effect of exchange rate changes on cash	(36,057)	4,019	6,677
Net (decrease) increase in cash and cash equivalents	(11,102)	220,737	(119,107)
Cash and cash equivalents, beginning of year	542,476	321,739	440,846
Cash and cash equivalents, end of year	$531,374	$542,476	$321,739

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
Reclassification
The Company made certain reclassifications to the prior years' notes to the financial statements to conform them to the presentation as of and for the year ended December 31, 2014. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.
Foreign currency translation
The assets and liabilities of the Company’s subsidiaries outside the United States are translated into United States dollars at current exchange rates in effect at the balance sheet date. Revenues and expenses are translated at monthly average exchange rates. Resulting translation adjustments are reflected in accumulated other comprehensive (loss) earnings within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are reflected as other (income) expense, net, in the Consolidated Statements of Income as incurred.
The cumulative translation adjustment included in accumulated other comprehensive (loss) earnings is a loss of $62.0 million and a gain of $26.5 million at December 31, 2014 and 2013, respectively. Transaction gains and losses included in other (income) expense, net, are a net gain of $0.2 million, a net loss of $0.3 million, and a net loss of $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Revenue recognition - (Continued)
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
Cash equivalents
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2014 and 2013 were $29.8 million and $28.5 million, respectively, which were primarily investments in money market funds.
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
Inventories
Inventories are stated at the lower of cost or market and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard cost basis that approximates actual manufacturing cost on a first-in, first-out basis.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Inventories - (Continued)
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $39.6 million and $42.7 million at December 31, 2014 and 2013, respectively.
Property and equipment
Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.
Goodwill
Goodwill is reviewed during the third quarter of each year, or more frequently if warranted, for impairment to determine if events or changes in business conditions indicate that the carrying value may not be recoverable. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2014, 2013 and 2012. See Note 7, "Goodwill," for additional information.
Intangible assets
Intangible assets are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required. The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2014, 2013 and 2012.
Impairment of long-lived assets
Long-lived asset groups are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. The Company did not recognize any impairment charges on long-lived assets during the years ended December 31, 2014, 2013 and 2012.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2014, 2013 and 2012 were $12.6 million, $10.7 million and $8.5 million, respectively.
Cost-basis investments
The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not practicable to do so. The carrying value of those investments was $13.5 million at December 31, 2014 and 2013. The investments are included in other assets in the Consolidated Balance Sheets.

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
Earnings per share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and the assumed issuance of unvested restricted stock awards.
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2014	2013	2012
Numerator for earnings per share:
Earnings from continuing operations	$200,261	$177,015	$225,356
Loss from discontinued operations	—	—	(2,958)
Net earnings for basic and diluted earnings per share	$200,261	$177,015	$222,398
Denominator for earnings per share:
Weighted average number of common shares outstanding	141,143	142,446	151,634
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,426	2,149	1,960
Diluted shares outstanding	143,569	144,595	153,594

The effect of stock-based compensation awards for the years ended December 31, 2014, 2013 and 2012 that aggregated 171,000, 549,000 and 1,198,000 shares have been excluded for purposes of diluted earnings per share since the effect would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash paid for:
Interest	$13,410	$12,922	$10,239
Taxes	$47,434	$88,277	$74,333

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Stock-based compensation
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and shares expected to be issued under the Company's employee stock purchase plan. Nonvested stock awards (referred to as restricted stock unit awards) are valued at the fair market value of the Company's stock, discounted for expected dividends, on the date of grant, except for market-based restricted stock units for which the fair value is determined on the date of grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The Company recognizes the compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of each award.
The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$2,706	$2,591	$3,197
Research and development	5,218	4,938	5,001
Selling, general and administrative	22,864	20,294	18,052
Stock-based compensation expense before income taxes	30,788	27,823	26,250
Income tax benefit	(7,475)	(8,598)	(7,737)
Total stock-based compensation expense after income taxes	$23,313	$19,225	$18,513
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2014, 2013 and 2012 is as follows (in thousands):

	December 31,
	2014	2013	2012
Capitalized in inventory	$713	$734	$470
As of December 31, 2014, the Company had approximately $36.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.
The fair value of the stock-based awards granted in the years ended December 31, 2014, 2013 and 2012 was estimated with the following weighted-average assumptions:

	2014	2013	2012
Stock option awards:
Risk-free interest rate	1.0%	0.3%	0.4%
Expected dividend yield	1.2%	1.5%	1.3%
Expected term	4.4 years	4.3 years	4.2 years
Expected volatility	28.7%	33.7%	39.7%
Market-based restricted stock awards:
Risk-free interest rate	—	0.3%	0.4%
Expected dividend yield	—	0.0%	0.0%
Expected term	—	2.2 years	3.0 years
Expected volatility	—	28.8%	30.7%
Expected volatility of S&P 500	—	18.1%	19.6%
Employee stock purchase plan:
Risk-free interest rate	0.3%	0.1%	0.2%
Expected dividend yield	1.2%	1.4%	1.3%
Expected term	6 months	6 months	6 months
Expected volatility	23.9%	28.1%	25.2%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Stock-based compensation - (Continued)
The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2014, 2013 and 2012, all stock options granted were time-based options. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.
During the years ended December 31, 2014, 2013 and 2012, the Company granted approximately 685,000, 1,173,000 and 985,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 were $32.80, $23.98 and $21.66, respectively.
During the years ended December 31, 2013 and 2012, the Company also granted approximately 7,000 and 795,000 market-based restricted stock units, respectively. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period. The fair value of the market-based restricted stock units granted during the years ended December 31, 2013 and 2012 were $15.87 and 11.73, respectively. There were no market-based restricted stock units granted during 2014. The total fair value of the restricted stock unit awards granted during the years ended December 31, 2013 and 2012 in the table below of $28.2 million and $30.7 million includes $0.1 million and $9.3 million, respectively, of grant date fair value associated with the market-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Stock option awards:
Weighted average grant date fair value per share	$7.41	$5.92	$6.43
Total fair value of awards granted	$4,947	$6,095	$4,104
Total fair value of awards vested	$4,662	$5,059	$6,023
Total intrinsic value of options exercised	$35,663	$4,642	$5,928
Restricted stock unit awards:
Weighted average grant date fair value per share	$32.80	$23.94	$17.23
Total fair value of awards granted	$22,484	$28,239	$30,660
Total fair value of awards vested	$30,277	$13,846	$12,710
Employee stock purchase plan:
Weighted average grant date fair value per share	$7.38	$5.94	$4.66
Total fair value of shares estimated to be issued	$1,144	$1,169	$1,694
The total amount of cash received from the exercise of stock options in the years ended December 31, 2014, 2013 and 2012 was $44.2 million, $4.6 million and $3.6 million, respectively, and the related tax benefit realized from the exercise of the stock options was $12.8 million, $0.6 million and $0.1 million, respectively.
The Company elected to adopt the “long-haul” method to calculate the historical pool of windfall tax benefits, which calculates on a grant by grant basis, the windfall or excess tax benefit that arose upon the exercise of each stock option, based on a comparison to the total tax deduction to the “as-if” deferred tax asset that would have been recorded had the Company followed the recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, “Compensation-Stock Compensation.” Additionally, the Company elected to adopt the “tax-law ordering” method of measuring the timing in which tax deductions on stock option exercises should be recognized in the consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Concentration of risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a relatively large number of geographically diverse customers make up the Company’s customer base, thus diversifying the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary.
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
Use of estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments made by management of the Company include matters such as collectability of accounts receivable, realizability of inventories, recoverability of deferred tax assets, impairment tests of goodwill, intangible assets and other long-lived assets, recognition and measurement of loss contingencies and adequacy of warranty accruals. Actual results could differ from those estimates. The Company believes that the estimates used are reasonable.
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
The following table sets forth the changes in the balances of each component of accumulated other comprehensive (loss) income for the year ended December 31, 2014:

	Pension Plans Items	Cash Flow Hedge Items	Foreign Currency Items	Total
Balance, December 31, 2013	$(2,166)	$1,660	$26,506	$26,000
Other comprehensive income before reclassifications, net of tax	(375)	(1,462)	(88,462)	(90,299)
Amounts reclassified from accumulated other comprehensive (loss) earnings, net of tax	163	727	—	890
Net current period other comprehensive income, net of tax	(212)	(735)	(88,462)	(89,409)
Balance, December 31, 2014	$(2,378)	$925	$(61,956)	$(63,409)
The amounts reclassified from accumulated other comprehensive (loss) earnings for pension plan items have been recorded in selling, general and administrative expenses and amounts reclassified for cash flow hedge items have been recorded to interest expense in the Company's Consolidated Statement of Income for the year ended December 31, 2014.

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. Accordingly, the Company currently intends to adopt ASU 2014-15 on January 1, 2017, and does not expect the adoption of ASU 2014-15 to have any impact on its consolidated financial statements.

Note 2.	Fair Value of Financial Instruments
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”:

Level 1 – quoted prices in active markets for identical securities as of the reporting date;
Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The Company had $29.8 million and $28.5 million of cash equivalents at December 31, 2014 and 2013, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of December 31, 2014 and 2013 are disclosed in Note 3, "Derivative Financial Instruments," and based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 11, "Long-Term Debt," is approximately $259.4 million based upon Level 2 inputs at December 31, 2014. The fair value of the Company's term loan, also described in Note 11, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The Company’s foreign businesses enter into contracts with customers and vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the euro and the Swedish kroner. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the gains and losses related to derivative instruments recorded in other expense for the year ended December 31, 2014, 2013 and 2012 were a loss of $8.3 million, a loss of $4.6 million and a gain of $5.1 million, respectively.
In general, these gains and losses are offset in the Consolidated Statement of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure.
Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent the Company's total exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Swedish kronor	$67,809	$99,214
Canadian dollar	17,446	2,914
British pound sterling	14,928	5,641
Australian dollar	6,566	5,986
Euro	5,391	265
Japanese yen	3,718	4,462
Other	3,150	3,448
	$119,008	$121,930
At December 31, 2014, the Company’s foreign currency forward contracts, in general, had maturities of six months or less.
The carrying amount of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$112	$3,247	$392	$613
Interest Rate Swap Contracts
The Company's outstanding long-term debt at December 31, 2014 consists of fixed rate notes and a floating rate term loan. The Company maintains its floating rate revolver for flexibility to fund working capital needs and for other uses of cash. Interest expense on the Company's floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurocurrency rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Derivative Financial Instruments - (Continued)
Interest Rate Swap Contracts - (Continued)
The Company is managing its interest rate risk related to floating rate debt through interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. The impact of the interest rate swaps is to fix the floating rate basis for the calculation of interest on the term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the credit spread then in effect. At December 31, 2014, the effective interest rate on the term loan was 2.49 percent. As of December 31, 2014, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$61.9	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$61.9	0.97%	April 5, 2013	March 31, 2019
These interest rate swaps are cash flow hedges and are recorded as an asset or liability in the Company's Consolidated Balance Sheet at fair value. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive (loss) earnings, except that any gains and losses on ineffectiveness of the interest rate swaps would be recorded as an adjustment to other expense (income). The net fair value carrying amount of the Company's interest rate swaps was $1.3 million, of which $2.1 million and $0.8 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2014. The amount recognized in other comprehensive (loss) income during the year ended December 31, 2014 was a loss of $0.7 million, which is net of tax effects.

Note 4.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts, beginning of year	$7,674	$6,574	$5,556
Charges to costs and expenses	1,723	1,571	2,383
Write-offs of uncollectible accounts, net of recoveries	(961)	(505)	(1,055)
Business acquisitions and disposals	—	—	(351)
Currency translation adjustments	(422)	34	41
Allowance for doubtful accounts, end of year	$8,014	$7,674	$6,574

Note 5.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw material and subassemblies	$181,618	$204,542
Work-in-progress	37,139	45,060
Finished goods	101,848	95,117
	$320,605	$344,719

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2014	2013
Land	—	$24,536	$25,254
Buildings	30 years	133,152	115,206
Machinery and equipment	3 to 7 years	236,267	237,179
Office equipment and other	3 to 10 years	101,289	91,666
		495,244	469,305
Less accumulated depreciation		(248,150)	(235,264)
		$247,094	$234,041
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $34.6 million, $35.9 million and $35.3 million, respectively. Property and equipment, net, as of December 31, 2014, includes land and a building valued at approximately $2.8 million that are held for sale.

Note 7.	Goodwill
During the year ended December 31, 2013, the Company recorded $2.5 million of goodwill in connection with its acquisition of Marine and Remote Sensing Solutions, Ltd. ("MARSS") and $2.4 million of goodwill in connection with its acquisition of certain tangible assets and intellectual property from DigitalOptics Corporation East ("DOC Charlotte"). See Note 18, "Business Acquisitions," for additional information.
The following summarizes goodwill activity for the year ended December 31, 2013 (in thousands):

Goodwill
Balance, December 31, 2012	$564,306
Goodwill from acquisitions	4,864
Currency translation adjustments	6,531
Balance, December 31, 2013	$575,701
In February 2014, the Company announced a realignment of its business which resulted in the formation of six reportable operating segments effective as of January 1, 2014. This reorganization required the Company to reassign its reported goodwill as of January 1, 2014 to its new reporting units based on the relative fair value of the respective business units at that time.
The carrying value of goodwill by reporting segment and the activity for the year ending December 31, 2014 is as follows (in thousands):

	Surveillance	Instruments	OEM & Emerging Markets	Maritime	Security	Detection	Total
Balance, January 1, 2014	$108,693	$163,995	$92,166	$114,419	$48,199	$48,229	$575,701
Currency translation adjustments	(1,266)	(8,468)	(4,683)	(4,439)	(2,489)	(66)	(21,411)
Other activity	—	—	(955)	—	—	—	(955)
Balance, December 31, 2014	$107,427	$155,527	$86,528	$109,980	$45,710	$48,163	$553,335
Other activity in the OEM and Emerging Markets segment is a reduction in goodwill that was related to the Company's August 2014 sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics.
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of these assets exceeds their fair value. During the third quarter of 2014, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary. As of December 31, 2014, there had been no triggering events or indicators of impairment that would require an updated impairment review.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2014	2013
Product technology	11 years	$67,620	$69,919
Customer relationships	12 years	80,206	83,899
Trademarks and tradename portfolios	15 years	7,160	7,160
Tradename portfolio not subject to amortization	Indefinite	38,317	39,166
Other	5 years	21,562	21,996
Acquired identifiable intangibles		214,865	222,140
Less accumulated amortization		(87,997)	(70,517)
Net acquired identifiable intangibles		126,868	151,623
Patents	7 years	9,905	4,471
Less accumulated amortization		(4,544)	(3,989)
Net patents		5,361	482
Acquired in-place leases and other	7 years	9,309	9,333
Less accumulated amortization		(8,326)	(7,243)
Net acquired in-place leases and other		983	2,090
		$133,212	$154,195
During the year ended December 31, 2014, the Company purchased certain patents for $5.8 million. During the year ended December 31, 2013, the Company acquired $0.4 million of identifiable intangible assets as part of the acquisition of MARSS and $2.5 million of identifiable intangible assets as part of the acquisition of certain tangible assets and intellectual property from DOC Charlotte.
The aggregate amortization expense recorded in 2014, 2013 and 2012 was $21.1 million, $24.7 million and $24.4 million, respectively. For intangible assets recorded at December 31, 2014, the estimated future aggregate amortization expense for the years ending December 31, 2015 through 2019 is approximately (in thousands):

2015	$16,801
2016	12,416
2017	11,936
2018	10,194
2019	9,439

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Credit Agreement
On February 8, 2011, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. The amendment also incorporated a revised schedule of fees and interest rate spreads. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $150 million at any time prior to April 5, 2018. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Borrowing rates under the Credit Agreement are determined at the Company’s option at the time of each borrowing and are generally based on either the prime lending rate of Bank of America, N.A. or the rate of interest paid for deposits in the relevant currency, plus a specified spread based on an established consolidated total leverage ratio pricing grid, which specified margins ranging from 0.25 percent to 2.25 percent per annum based on the type of loan and the total leverage ratio of the Company. Including the respective spreads, the one-month LIBOR interest rate was 1.669 percent per annum and the prime lending rate was 3.75 percent per annum at December 31, 2014. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which commitment fee rate ranges from 0.25 percent to 0.40 percent of unused revolving commitments. At December 31, 2014, the commitment fee rate was 0.30 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2014. The credit facilities available under the Credit Agreement are unsecured. At December 31, 2014, the Company had no revolving loans outstanding under the Credit Agreement and had $44.0 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.

Note 10.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accrued product warranties, beginning of year	$17,732	$16,152	$16,046
Amounts paid for warranty services	(10,267)	(10,372)	(12,317)
Warranty provisions for products sold	9,880	10,917	10,477
Business acquisitions and disposals	—	—	839
Currency translation adjustments and other	(1,170)	1,035	1,107
Accrued product warranties, end of year	$16,175	$17,732	$16,152

Current accrued product warranties, end of year	$13,538	$14,665	$13,169
Long-term accrued product warranties, end of year	$2,637	$3,067	$2,983

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Unsecured notes	$250,000	$250,000
Term loan	123,750	138,750
Unamortized discounts and issuance costs of unsecured notes	(764)	(1,222)
	$372,986	$387,528
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$357,986	$372,528

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
On April 5, 2013, the Company borrowed $150 million under the term loan facility incorporated in the Credit Agreement. Principal payments on the term loan of $3.75 million are made quarterly and commenced on June 30, 2013 and will continue through December 31, 2018 with final maturity payment in respect of the term loan, including any interest due, on April 5, 2019. Interest is accrued at a one-month LIBOR rate, plus the scheduled spread and paid monthly. See Note 3, "Derivative Financial Instruments - Interest rates," for additional information on the effective interest rate on the term loan at December 31, 2014.

Note 12.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2015 through 2023. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $14.0 million, $18.3 million and $13.6 million, respectively.
The future minimum obligations under all non-cancelable leases and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2015	$6,431	$1,008
2016	2,661	550
2017	1,772	550
2018	1,622	550
2019	948	—
Thereafter	624	—
Total minimum payments	$14,058	$2,658

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Contingencies

The Company and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims.  On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the United States District Court for the Eastern District of Texas rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither Indigo, prior to its acquisition by the Company, nor the Company infringed any of the trade secrets claimed and awarded Raytheon no damages.  The Court has yet to rule on the Company’s motion for an award of attorney’s fees in the amount of $28 million as a prevailing party under the Texas Theft Liability Act.   The matter remains ongoing and is subject to appeal and the Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR parties, while remote, could be material.
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
Pre-tax earnings by significant geographical locations from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$113,967	$118,269	$180,022
Foreign	135,562	110,717	111,890
	$249,529	$228,986	$291,912

The provisions for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax expense (benefit):
Federal	$30,224	$38,249	$53,187
State	5,511	4,413	(3,075)
Foreign	11,389	13,483	21,138
	47,124	56,145	71,250
Deferred tax expense (benefit):
Federal	1,207	(252)	3,194
State	(1,115)	(335)	1,887
Foreign	2,052	(3,587)	(9,775)
	2,144	(4,174)	(4,694)
Total income tax provision	$49,268	$51,971	$66,556

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets - current	$38,873	$38,389
Deferred tax assets - non-current	19,941	17,883
Deferred tax liabilities - non-current	(13,905)	(12,255)
Net deferred tax assets	$44,909	$44,017
Valuation allowance	$13,277	$13,456
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities and allowances	$34,389	$28,677
Tax credit and loss carryforwards	25,858	32,637
Stock-based compensation	19,530	17,239
Inventory basis differences	10,565	11,421
Deferred revenue	4,608	1,775
Other assets	4,334	5,181
Gross deferred tax assets	99,284	96,930
Valuation allowance	(13,277)	(13,456)
Total deferred tax assets, net	86,007	83,474
Deferred tax liabilities:
Intangible assets	(34,737)	(32,978)
Property and equipment	(4,553)	(5,455)
Other liabilities	(1,808)	(1,024)
Total deferred tax liabilities	(41,098)	(39,457)
Net deferred tax assets	$44,909	$44,017
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(12.7)	(11.6)	(10.4)
Foreign, federal and state income tax credits	(1.7)	(2.2)	(2.7)
State taxes	2.1	1.0	0.3
Non-deductible expenses	—	1.1	0.7
Other	(3.0)	(0.6)	(0.1)
Effective tax rate	19.7%	22.7%	22.8%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company's foreign tax rate differential is primarily the result of a multi-year agreement, effective August 1, 2012, with a European jurisdiction as well as the impact of lower foreign statutory rates.
At December 31, 2014, the Company had United States tax net operating loss carry-forwards totaling approximately $16.9 million which expire between 2018 and 2031. In addition, the Company has various state net operating loss carry-forwards totaling approximately $49.6 million which expire between 2015 and 2033. The federal and state net operating losses were primarily generated by ICx Technologies, prior to the acquisition by the Company in 2010. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $74.5 million which expire between 2018 and 2033.
The tax benefits described above are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2014, we have determined that a valuation allowance against our deferred tax assets of $13.3 million is required, primarily related to certain acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
United States income taxes have not been provided on accumulated undistributed earnings of certain subsidiaries outside the United States, as the Company intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2014, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $886 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$29,533	$35,143	$29,200
Increases related to current year tax positions	1,457	979	7,220
Increases related to prior year tax positions	569	714	1,559
Decreases related to prior year tax positions	(781)	(2,736)	(343)
Lapse of statute of limitations	(5,165)	(2,012)	(1,887)
Settlements	(9,655)	(2,555)	(606)
Balance, end of year	$15,401	$29,533	$35,143
The unrecognized tax benefits at December 31, 2014 relate to the United States, United Kingdom and various other foreign jurisdictions. As of December 31, 2014, the Company had approximately $15.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Over the next twelve months, the Company expects to have minimal changes to its unrecognized tax benefits.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, the Company had $1.2 million of accrued interest and penalties related to uncertain tax positions that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company files United States, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2012 - 2013
State of California	2012 - 2013
State of Massachusetts	2011 - 2013
State of Oregon	2012 - 2013
Sweden	2011 - 2013
United Kingdom	2011 - 2013
Belgium	2011 - 2013

Note 15.	Stock-based Compensation
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
The Company also has stock options and restricted stock unit awards issued as replacement awards in connection with the acquisition of ICx Technologies in 2010.
Information with respect to stock option activity for 2014 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	7,338	$22.38	4.6
Granted	668	33.74
Exercised	(2,362)	18.72
Forfeited	(73)	30.80
Outstanding at December 31, 2014	5,571	$25.14	5.0	$42,547
Exercisable at December 31, 2014	4,325	$24.23	4.0	$37,022
Vested and expected to vest at December 31, 2014	5,496	$25.11	5.0	$42,147

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation - (Continued)
Stock Incentive Plans - (Continued)
Information with respect to restricted stock unit activity for 2014 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,788	$21.16
Granted	685	32.80
Vested and distributed	(883)	25.15
Forfeited	(176)	23.67
Outstanding at December 31, 2014	2,414	$22.83
As of December 31, 2014, there are 14,169,000 shares of common stock reserved for future issuance under the the stock incentive plans.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The Company has reserved 5,000,000 shares of common stock for issuance under the ESPP.
There were 155,000 shares issued at the average purchase price of $26.10 during 2014 and 3,475,000 shares remain available under the ESPP at December 31, 2014 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $6.9 million, $4.9 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.
The Company has recorded changes to the minimum pension liability to accumulated other comprehensive (loss) earnings and the estimated benefit to be paid in 2015 has been reported in other current liabilities. The remaining obligations are recorded in pension and other long-term liabilities. The measurement date used for the pension plans is December 31.
Amounts recognized in other comprehensive (loss) income during the years ended December 31, 2014, 2013 and 2012, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net (loss) earnings	$(372)	$2,665	$448
Prior service cost	160	296	297
	$(212)	$2,961	$745

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
Components of accumulated other comprehensive (loss) earnings related to the Company’s pension plans as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Net loss	$(2,208)	$(1,836)
Prior service cost	(170)	(330)
	$(2,378)	$(2,166)
A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$12,551	$24,932
Service costs	166	254
Interest costs	444	883
Actuarial (gain) loss	890	(296)
Benefits paid	(1,338)	(13,292)
Foreign currency changes	(900)	70
Benefit obligation at December 31	$11,813	$12,551
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$11,813	$12,551
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$335	$383
Non-current liabilities	$11,478	$12,168
The weighted average assumptions used are as follows:

	Year Ended December 31,
	2014	2013
Net periodic benefit cost:
SERP:
Discount rate	4.75%	3.75%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	1.90%	3.50%
Funded status and projected benefit obligation:
SERP:
Discount rate	3.75%	4.75%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	1.90%	3.50%
The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
A pension liability of $3.6 million and $3.4 million as of December 31, 2014 and 2013, respectively, have been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.
Benefits expected to be paid under the plans are approximately (in thousands):

2015	$335
2016	327
2017	326
2018	313
2019	314
Five years thereafter	10,268
$11,883
Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Service costs	$166	$254	$267
Interest costs	444	883	936
Net amortization and deferral	279	1,111	1,205
Settlement loss	163	3,305	—
Net periodic pension costs	$1,052	$5,553	$2,408
Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings during the year ending December 31, 2015 are as follows (in thousands):

Year Ending December 31, 2015
Net loss	$140
Net prior service cost	160
$300

Note 17.	Operating Segments and Related Information
Operating Segments
In February 2014, the Company announced a realignment of its business which resulted in the elimination of its former divisional structure and the formation of six reporting segments effective as of January 1, 2014. Those operating segments are as follows:
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
The accounting policies of each of the segments are the same. The Company’s President and Chief Executive Officer evaluates the performance of each segment based upon its revenue and earnings from operations. On a consolidated basis, these amounts represent revenue and earnings from operations as represented in the Consolidated Statements of Income. Other consists of corporate expenses and certain other operating expenses not allocated to the operating segments for management reporting purposes. Intersegment revenues are recorded at cost and are eliminated in consolidation.
Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2014	2013 (as reclassified)	2012 (as reclassified)
Revenue—External Customers:
Surveillance	$492,213	$531,338	$560,165
Instruments	354,124	337,531	339,029
OEM & Emerging	226,865	207,204	194,982
Maritime	192,636	189,076	178,294
Security	179,090	141,005	52,013
Detection	85,726	90,218	80,875
	$1,530,654	$1,496,372	$1,405,358
Revenue—Intersegments:
Surveillance	$7,209	$5,928	$16,418
Instruments	1,793	7,312	11,738
OEM & Emerging	21,856	25,063	31,448
Maritime	2,936	—	7
Security	11,017	—	—
Detection	95	1,730	4,233
Eliminations	(44,906)	(40,033)	(63,844)
	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$113,048	$122,095	$170,015
Instruments	98,954	81,070	87,133
OEM & Emerging	64,423	52,724	61,995
Maritime	24,494	22,287	18,467
Security	24,871	17,340	15,133
Detection	10,958	8,888	588
Other	(77,504)	(63,661)	(50,001)
	$259,244	$240,743	$303,330

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)

	December 31,
	2014	2013 (as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$305,078	$282,037
Instruments	119,629	117,336
OEM & Emerging	83,448	88,317
Maritime	67,775	68,915
Security	59,182	45,053
Detection	40,151	29,634
	$675,263	$631,292
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$763,905	$755,640	$717,841
Europe	350,924	370,800	337,163
Other foreign	415,825	369,932	350,354
	$1,530,654	$1,496,372	$1,405,358

Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2014	2013
United States	$623,522	$600,261
Europe	319,661	359,444
Other foreign	51,698	56,040
	$994,881	$1,015,745
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States government	$310,431	$354,902	$373,540

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions
In April 2013, the Company acquired MARSS, a developer of software and sensor control systems for use in maritime security applications, including above and below water port security and ship-based man overboard detection, for approximately $3.2 million in cash. The Company has recorded $0.4 million of identifiable intangible assets and $2.5 million of goodwill.
In August 2013, the Company acquired certain tangible assets and intellectual property related to the design and manufacturing of wafer-level optics of DOC Charlotte for approximately $14.9 million in cash. The Company has performed a purchase price allocation which resulted in an allocation of $2.5 million of identifiable intangible assets and $2.4 million of goodwill.
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
In February 2011, the Company’s Board of Directors authorized the repurchase of up to 25.0 million shares of the Company’s outstanding shares of common stock in the open market or through privately negotiated transactions. This authorization expired in February 2013. In February 2013, the Company’s Board of Directors authorized the repurchase of up to 25.0 million shares of the Company’s outstanding shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 6, 2015.
Under these authorizations, the Company has repurchased 4,243,000 shares for a total of $139.2 million, 5,988,000 shares for a total of $162.1 million and 10,466,000 shares for a total of $214.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there were 14,769,000 shares remaining under the February 2013 authorization that may be repurchased.
During the year ended December 31, 2014, the Company paid dividends quarterly at the rate of $0.10 per share for a total of $56.5 million. During the year ended December 31, 2013, the Company paid dividends quarterly at the rate of $0.09 per share for a total of $51.4 million. During the year ended December 31, 2012, the Company paid dividends quarterly at the rate of $0.07 per share for a total of $42.5 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Restructuring Costs
During the years ended December 31, 2014, 2013 and 2012, the Company recorded net pre-tax restructuring expenses totaling $17.0 million , $27.5 million and $2.0 million, respectively. In 2013, the Company initiated a realignment plan that includes closing six not-to-scale sites in the United States and Europe and a transfer of those operations to the Company's larger facilities. The Company is also consolidating its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. In 2012, the Company recorded restructuring expenses associated with the relocation of one of the Company's manufacturing facilities in Europe to an existing facility in the United States.

The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Surveillance	$5,232	$5,359	$—
Instruments	10,998	15,541	—
OEM & Emerging	170	1,502	—
Maritime	(90)	361	—
Security	—	327	—
Detection	544	4,222	2,000
Other	120	209	—
	$16,974	$27,521	$2,000

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$591	$1,689	$—
Restructuring expenses	16,383	25,832	2,000
	$16,974	$27,521	$2,000

The following table summarizes the activity by cost type (in thousands):

	Severance	Inventory write downs	Facilities Exit, Lease Terminations & Other	Total
2013 restructuring expenses	$19,866	$1,689	$5,966	$27,521
Utilization	(1,675)	(1,689)	(2,296)	(5,660)
Balance, December 31, 2013	18,191	—	3,670	21,861
2014 restructuring expenses	11,860	590	4,524	16,974
Utilization	(19,110)	(590)	(6,709)	(26,409)
Balance, December 31, 2014	$10,941	$—	$1,485	$12,426

Note 21.	Subsequent Events
On February 5, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share on its common stock, payable on March 6, 2015, to shareholders of record as of close of business on February 20, 2015. The total cash payment of this dividend will be approximately $14.0 million.
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding shares of common stock in the open market or through privately negotiated transactions. The authorization will expire on February 5, 2017.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2	Q3	Q4
2014
Revenue	$351,542	$369,380	$375,366	$434,366
Gross profit(1)	168,532	182,718	184,386	214,737
Net earnings(2)	29,894	44,758	52,857	72,752
Earnings per share:
Basic earnings per share	$0.21	$0.32	$0.37	$0.52
Diluted earnings per share	$0.21	$0.31	$0.37	$0.51

2013
Revenue	$348,583	$389,329	$358,141	$400,319
Gross profit(3)	183,987	190,041	172,890	190,092
Net earnings(4)	51,636	50,158	46,486	28,735
Earnings per share:
Basic earnings per share	$0.36	$0.35	$0.33	$0.20
Diluted earnings per share	$0.35	$0.35	$0.32	$0.20
_______________

(1)	2014 Gross profit includes restructuring expenses of $0.6 million reported in the first quarter.

(2)
2014 Net earnings includes restructuring expenses of $8.4 million reported in the first quarter, $3.5 million reported in the second quarter, $4.1 million reported in the third quarter and $1.0 million reported in the fourth quarter.

(3)	2013 Gross profit includes restructuring expenses of $1.7 million reported in the fourth quarter.

(4)	2013 Net earnings includes restructuring expenses of$27.5 million reported in the fourth quarter.
The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
February 27, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Ratification of Appointment of the Independent Registered Public Accounting Firm and Related Information—Audit Committee Report” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company has adopted a Code of Ethics for Senior Financial Officers (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. The Code of Ethics is publicly available on the Company’s website (www.flir.com) in the Governance area of the Investor Relations segment of the website. None of the material on the Company’s website is part of this Annual Report. If there is any waiver from or amendment to any provision of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties, the Company will disclose the nature of such waiver or amendment on its website.

ITEM 11.	EXECUTIVE COMPENSATION
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management” and “Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Appointment of the Information Concerning the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.5	Third Supplemental Indenture, dated December 31, 2014, between FLIR Surveillance, Inc. and U.S. Bank National Association, as trustee.
10.1	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-62582)).(1)
10.2	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended October 23, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2013).(1)
10.3	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)
10.4	Form of 2007 Executive Bonus Plan Performance Award Agreement dated as of March 14, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2007).(1)
10.5	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.6	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.7	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 20, 2009)(1)
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

10.11
Joinder Agreement to the Credit Agreement by and among FLIR Commercial Systems, Inc., FLIR Government Systems, Inc and Bank of America, N.A. dated January 30, 2012 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 29, 2012).

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

10.24	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014).(1)
10.25	Separation Agreement and Release between FLIR Systems, Inc. and William W. Davis, dated as of June 9, 2014 (incorporated by reference to the Quarterly Report on Form 10-K filed on August 8, 2014).(1)
10.26	Professional Services Agreement between FLIR Systems, Inc. and William W. Davis, dated as of June 9, 2014(incorporated by reference to the Quarterly Report on Form 10-K filed on August 8, 2014).(1)
10.27	FLIR Systems, Inc. 2012 Executive Bonus Plan(1)
10.28	Joinder Agreement to the Credit Agreement by and between FLIR Surveillance, Inc. and Bank of America, N.A. dated December 31, 2014.
21.0	Subsidiaries of FLIR Systems, Inc.
23.0	Consent of KPMG LLP.
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2015.

FLIR SYSTEMS, INC.
(Registrant)

By:	/S/ ANTHONY L. TRUNZO
Anthony L. Trunzo Sr. Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015.

Signature	Title
/S/ ANDREW C. TEICH	President and Chief Executive Officer
Andrew C. Teich

/S/ ANTHONY L. TRUNZO	Sr. Vice President, Finance and Chief Financial Officer
Anthony L. Trunzo	(Principal Financial Officer)

/S/ DAVID A. MUESSLE	Vice President and Corporate Controller
David A. Muessle	(Principal Accounting Officer)

/S/ EARL R. LEWIS	Chairman of the Board of Directors
Earl R. Lewis

/S/ JOHN D. CARTER	Director
John D. Carter

/S/ WILLIAM W. CROUCH	Director
William W. Crouch

/s/ CATHERINE A. HALLIGAN	Director
Catherine A. Halligan

/S/ ANGUS L. MACDONALD	Director
Angus L. Macdonald

/s/ CATHY A. STAUFFER	Director
Cathy A. Stauffer

/S/ MICHAEL T. SMITH	Director
Michael T. Smith

/S/ JOHN W. WOOD, JR.	Director
John W. Wood, Jr.

/S/ STEVEN E. WYNNE	Director
Steven E. Wynne