Form 10-Q
period 2015-03-31
FLIR SYSTEMS INC
filed 2015-05-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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
At April 30, 2015, there were 140,124,557 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$344,517	$351,542
Cost of goods sold	168,620	183,010
Gross profit	175,897	168,532
Operating expenses:
Research and development	34,694	36,326
Selling, general and administrative	75,135	81,942
Restructuring expenses	314	7,813
Total operating expenses	110,143	126,081

Earnings from operations	65,754	42,451

Interest expense	3,661	3,708
Interest income	(247)	(264)
Other income, net	(700)	(198)
Earnings before income taxes	63,040	39,205
Income tax provision	15,130	9,311
Net earnings	$47,910	$29,894

Earnings per share:
Basic	$0.34	$0.21
Diluted	$0.34	$0.21

Weighted average shares outstanding:
Basic	139,768	140,932
Diluted	141,472	143,828

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net earnings	$47,910	$29,894
Other comprehensive loss, net of tax:
Cash flow hedges	(604)	(226)
Foreign currency translation adjustments	(65,964)	(1,912)
Total other comprehensive loss	(66,568)	(2,138)
Comprehensive (loss) income	$(18,658)	$27,756

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$547,780	$531,374
Accounts receivable, net	311,787	354,658
Inventories	340,300	320,605
Prepaid expenses and other current assets	83,165	93,691
Deferred income taxes, net	38,394	38,873
Total current assets	1,321,426	1,339,201
Property and equipment, net	249,002	247,094
Deferred income taxes, net	20,278	19,941
Goodwill	536,780	553,335
Intangible assets, net	125,818	133,212
Other assets	59,054	61,240
Total assets	$2,312,358	$2,354,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,120	$98,173
Deferred revenue	27,439	27,878
Accrued payroll and related liabilities	48,478	62,065
Accrued product warranties	13,199	13,538
Advance payments from customers	30,746	28,276
Accrued expenses	48,050	51,810
Accrued income taxes	2,298	4,586
Other current liabilities	3,212	8,231
Current portion, long term debt	15,000	15,000
Total current liabilities	294,542	309,557
Long-term debt	354,351	357,986
Deferred income taxes	13,486	13,905
Accrued income taxes	11,242	11,096
Other long-term liabilities	52,919	51,706
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2015, and December 31, 2014	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 139,891 and 139,579 shares issued at March 31, 2015, and December 31, 2014, respectively, and additional paid-in capital	11,476	1,396
Retained earnings	1,704,319	1,671,786
Accumulated other comprehensive loss	(129,977)	(63,409)
Total shareholders’ equity	1,585,818	1,609,773
Total liabilities and shareholders' equity	$2,312,358	$2,354,023

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$47,910	$29,894
Income items not affecting cash:
Depreciation and amortization	12,489	16,470
Deferred income taxes	96	1,507
Stock-based compensation arrangements	4,757	8,756
Other non-cash items	(3,303)	(1,490)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	35,621	15,452
(Increase) decrease in inventories	(27,000)	5,424
Decrease in prepaid expenses and other current assets	4,966	422
Decrease (increase) in other assets	364	(10,729)
Increase in accounts payable	9,808	6,527
Increase (decrease) in deferred revenue	11	(4,431)
Decrease in accrued payroll and other current liabilities	(14,538)	(8,020)
Increase (decrease) in accrued income taxes	1,802	(1,097)
Increase in other long-term liabilities	1,944	1,140
Cash provided by operating activities	74,927	59,825
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(13,139)	(9,590)
Cash used by investing activities	(13,139)	(9,590)
CASH USED BY FINANCING ACTIVITIES:
Repayments of long term debt, net	(3,750)	(3,750)
Repurchase of common stock	—	(1,766)
Dividends paid	(15,377)	(14,085)
Proceeds from shares issued pursuant to stock-based compensation plans	4,414	8,876
Excess tax benefit of stock options exercised	779	2,698
Other financing activities	(7)	252
Cash used by financing activities	(13,941)	(7,775)
Effect of exchange rate changes on cash	(31,441)	(841)
Net increase in cash and cash equivalents	16,406	41,619
Cash and cash equivalents, beginning of period	531,374	542,476
Cash and cash equivalents, end of period	$547,780	$584,095

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2015.

Note 2.	Stock-based Compensation

Stock Incentive Plans

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) administered by the Compensation Committee of the Board of Directors.

Under the stock-based compensation program, the Company has granted time-based options, performance-based options, time-based restricted stock unit awards, performance-based restricted stock unit awards and market-based restricted stock unit awards. The vesting of performance-based options and restricted stock unit awards is contingent upon the Company meeting certain diluted earnings per share growth targets and occurs primarily in three independent tranches over a three year period. The vesting of each tranche is not dependent on the other tranches. Options generally expire ten years from their grant dates. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the S&P 500 Index over a three year period.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the lower of the fair market value at the date of enrollment or the fair market value at the purchase date. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year. Shares purchased under the ESPP must be held by the purchasing plan participant for a period of at least 18 months after the date of purchase.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$718	$653
Research and development	1,140	1,199
Selling, general and administrative	2,899	4,309
Restructuring expenses	—	2,595
Stock-based compensation expense	$4,757	$8,756
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2015	2014
Capitalized in inventory	$782	$729
As of March 31, 2015, the Company had $27.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.7 years.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$47,910	$29,894

Denominator for earnings per share:
Weighted average number of common shares outstanding	139,768	140,932
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,704	2,896
Weighted average diluted shares outstanding	141,472	143,828

For the three months ended March 31, 2015 and 2014, stock-based compensation awards which aggregated 248,000 and 100,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have had an anti-dilutive effect.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4.	Fair Value of Financial Instruments
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
The factors and methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The Company had $29.9 million and $29.8 million of cash equivalents at March 31, 2015 and December 31, 2014, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of March 31, 2015 and December 31, 2014 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $257.8 million based upon Level 2 inputs at March 31, 2015. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other income, net are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net losses from these contracts for the three months ended March 31, 2015 and 2014 were $4.0 million and $2.0 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	March 31, 2015	December 31, 2014
Swedish kronor	$62,499	$67,809
Canadian dollar	20,602	17,446
British pound sterling	17,644	14,928
Euro	6,498	5,391
Australian dollar	3,098	6,566
Japanese yen	3,572	3,718
Other	6,340	3,150
	$120,253	$119,008
At March 31, 2015, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Contracts - (Continued)
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$261	$2,348	$112	$3,247

Interest Rate Swap Contracts
At March 31, 2015, the effective interest rate on the Company's term loan was 2.49 percent. As of March 31, 2015, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$60.0	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$60.0	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $0.3 million, of which $1.1 million and $0.8 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of March 31, 2015.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.4 million at March 31, 2015 and $8.0 million at December 31, 2014.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw material and subassemblies	$185,975	$181,618
Work-in-progress	48,593	37,139
Finished goods	105,732	101,848
	$340,300	$320,605

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $240.6 million and $248.2 million at March 31, 2015 and December 31, 2014, respectively. Property and equipment, net, as of March 31, 2015, includes land and a building valued at approximately $2.5 million that are held for sale.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Goodwill
The carrying value of goodwill and the activity for the three months ended March 31, 2015 are as follows (in thousands):

Balance, December 31, 2014	$553,335
Currency translation adjustments	(16,555)
Balance, March 31, 2015	$536,780

See Note 17, "Operating Segments and Related Information - Operating Segments" of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment for the three months ended March 31, 2015.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $78.7 million and $75.1 million at March 31, 2015 and December 31, 2014, respectively.

Note 11.	Credit Agreement
At March 31, 2015, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, and had $38.9 million of letters of credit outstanding, which reduced the total available credit under the revolving credit facility to $161.1 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s accrued product warranties and activity (in thousands):

	Three Months Ended March 31,
	2015	2014
Accrued product warranties, beginning of period	$16,175	$17,732
Amounts paid for warranty services	(1,952)	(2,687)
Warranty provisions for products sold	1,917	1,970
Currency translation adjustments and other	(300)	(303)
Accrued product warranties, end of period	$15,840	$16,712
Current accrued product warranties, end of period	$13,199	$13,751
Long-term accrued product warranties, end of period	$2,641	$2,961

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Unsecured notes	$250,000	$250,000
Term loan	120,000	123,750
Unamortized discounts and issuance costs of unsecured notes	(649)	(764)
	$369,351	$372,986
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$354,351	$357,986

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
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the term loan at March 31, 2015.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2015 (in thousands):

Common stock and additional paid-in capital, December 31, 2014	$1,396
Income tax benefit of common stock options exercised	896
Common stock issued pursuant to stock-based compensation plans, net	4,401
Stock-based compensation arrangements	4,783
Common stock and additional paid-in capital, March 31, 2015	$11,476
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock in the open market or through privately negotiated transactions. The authorization will expire on February 5, 2017. During the three months ended March 31, 2015, the Company did not repurchase any such shares.
On March 6, 2015, the Company paid a dividend of $0.11 per share on its outstanding common stock to the shareholders of record as of the close of business on February 20, 2015. The total cash payments for dividends in the three months ended March 31, 2015 was $15.4 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Contingencies

FLIR Systems, Inc. and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims.  On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the United States District Court for the Eastern District of Texas rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither Indigo, prior to its acquisition by FLIR Systems, Inc., nor FLIR Systems, Inc. infringed any of the trade secrets claimed and awarded Raytheon no damages.  The court has yet to rule on any post-trial motion seeking to modify the jury verdict or on the FLIR Parties' motion for an award of attorney’s fees in the amount of $28 million as a prevailing party under the Texas Theft Liability Act.   The matter remains ongoing and is subject to appeal and the Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR Parties, while remote, could be material.

Note 16.	Income Taxes
As of March 31, 2015, the Company had approximately $12.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2015, the Company had approximately $1.0 million of net accrued interest and penalties related to uncertain tax positions.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2012 – 2014
State of Oregon	2012 – 2014
State of Massachusetts	2011 – 2014
State of California	2012 – 2014
Sweden	2011 – 2014
United Kingdom	2011 – 2014
Belgium	2011 – 2014

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.	Operating Segments and Related Information
Operating Segments
The operating segments of the Company are as follows:
Surveillance
The Surveillance segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, and services related to these systems. Effective January 1, 2015, the Personal Vision Systems product line was transferred from the OEM and Emerging Markets segment to the Surveillance segment. This product line includes hand-held and weapon-mounted thermal imaging systems for use by consumers. Accordingly, segment financial information in the tables below has been reclassified for the prior period for comparative purposes.
Instruments
The Instruments segment develops and manufactures devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications. Products include thermal imaging cameras, gas detection cameras, firefighting cameras, process automation cameras, and environmental test and measurement devices.
OEM and Emerging Markets
The OEM and Emerging Markets segment develops and manufactures thermal imaging camera cores and components that are utilized by third parties to create thermal and other types of imaging systems. The segment also develops and manufactures intelligent traffic monitoring and signal control systems and imaging solutions for the smartphone and mobile devices market.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
		(as reclassified)
Revenue – External Customers:
Surveillance	$112,901	$123,087
Instruments	83,821	84,056
OEM and Emerging Markets	39,834	47,915
Maritime	50,972	52,575
Security	38,806	29,309
Detection	18,183	14,600
	$344,517	$351,542
Revenue – Intersegments:
Surveillance	$3,682	$2,415
Instruments	842	302
OEM and Emerging Markets	8,686	5,166
Maritime	657	665
Security	3,976	1,655
Detection	—	21
Elimination	(17,843)	(10,224)
	$—	$—
Earnings (loss) from operations:
Surveillance	$30,166	$23,266
Instruments	28,063	20,450
OEM and Emerging Markets	8,779	8,806
Maritime	4,789	8,830
Security	3,816	1,686
Detection	2,680	(1,800)
Other	(12,539)	(18,787)
	$65,754	$42,451

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	March 31, 2015	December 31, 2014
		(as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$285,707	$309,473
Instruments	112,430	119,629
OEM and Emerging Markets	85,022	79,053
Maritime	79,689	67,775
Security	53,457	59,182
Detection	35,782	40,151
	$652,087	$675,263

	March 31, 2015	December 31, 2014
		(as reclassified)
Segment goodwill:
Surveillance	$119,977	$121,268
Instruments	148,956	155,527
OEM and Emerging Markets	69,639	72,687
Maritime	106,320	109,980
Security	43,779	45,710
Detection	48,109	48,163
	$536,780	$553,335
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$158,650	$161,738
Europe	90,306	95,072
Other international	95,561	94,732
	$344,517	$351,542
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$622,694	$623,522
Europe	336,511	319,661
Other international	11,449	51,698
	$970,654	$994,881

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
US Government	$53,320	$71,637

Note 18.	Restructuring Costs
In 2013, the Company initiated a realignment plan that includes closing six sites in the United States and Europe and transferring those operations to the Company's larger facilities. The Company is also consolidating its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. During the three months ended March 31, 2015 and 2014, the Company recorded net pre-tax restructuring expenses totaling $0.3 million and 8.4 million, respectively. The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Surveillance	$122	$4,118
Instruments	187	3,524
OEM and Emerging Markets	2	167
Maritime	—	(141)
Detection	3	615
Other	—	120
	$314	$8,403

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$—	$590
Restructuring expenses	314	7,813
	$314	$8,403

The following table summarizes the activity by cost type (in thousands):

	Severance and personnel costs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2014	$10,941	$1,485	$12,426
Additional costs	277	37	314
Utilization	(3,524)	(1,040)	(4,564)
Balance, March 31, 2015	$7,694	$482	$8,176

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Subsequent Events
On April 23, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share on its common stock, payable on June 5, 2015, to shareholders of record as of the close of business on May 22, 2015. The total cash payment of this dividend will be approximately $15.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2014, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Our six operating segments are: Surveillance, Instruments, OEM and Emerging Markets, Maritime, Security and Detection. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level as revenue levels are the most significant indicators of business conditions for each of the respective segments and earnings from operations reflect our ability to manage each of our segments as revenue levels change. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. See Note 17, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the six operating segments.
Revenue. Consolidated revenue for the three months ended March 31, 2015 decreased by 2.0 percent year over year, from $351.5 million in the first quarter of 2014 to $344.5 million in the first quarter of 2015. The year over year decrease in revenue was primarily due to changes in currency exchange rates which have negatively impacted our consolidated revenue. Revenue increases in our Security and Detection segments were offset by revenue decreases in all of our other segments. Revenue in our Instruments and Maritime segments were impacted the most negatively by currency exchange rate changes.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2015 to be slightly higher than 2014 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 54.0 percent of total revenue for both quarters ended March 31, 2015 and March 31, 2014. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2015 was $168.6 million compared to cost of goods sold for the three months ended March 31, 2014 of $183.0 million. The year over year decrease in cost of goods sold primarily related to lower revenue and favorable product mix.
Gross profit. Gross profit for the quarter ended March 31, 2015 was $175.9 million compared to $168.5 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, increased from 47.9 percent in the first quarter of 2014 to 51.1 percent in the first quarter of 2015. The increase in gross margin for the three month period was primarily due to favorable product mix in our Surveillance and OEM and Emerging Markets segments and lower production costs in our Instruments segment as a result of changes in currency rates. Those increases were partially offset by lower gross margin in our Maritime segment due to the unfavorable exchange rates impact on revenue and increased discounting due to promotional activities in certain markets.
Research and development expenses. Research and development expenses for the first quarter of 2015 totaled $34.7 million, compared to $36.3 million in the first quarter of 2014. Research and development expenses as a percentage of revenue were 10.1 percent and 10.3 percent for the three months ended March 31, 2015 and 2014, respectively. Over the past five annual periods through December 31, 2014, our annual research and development expenses have varied between 8.4 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, in the future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $75.1 million for the quarter ended March 31, 2015, compared to $81.9 million for the quarter ended March 31, 2014. The decrease in selling, general and administrative expenses year over year was primarily related to a decrease in corporate administrative expenses, largely due to a decline in legal spending, partially offset by an increase in marketing expenses. Selling, general and administrative expenses as a percentage of revenue were 21.8 percent and 23.3 percent for the quarters ended March 31, 2015 and 2014, respectively. Over the past five annual periods through December 31, 2014, our annual selling, general and administrative expenses have varied between 20.5 percent and 23.6 percent of revenue.
Restructuring expenses. During the quarter ended March 31, 2015, we incurred $0.3 million in pre-tax restructuring expenses, all of which was recorded in operating expenses in the Consolidated Statements of Income. During the same quarter of 2014, we incurred $8.4 million in pre-tax restructuring expenses, of which $7.8 million was recorded in operating expenses and $0.6 million was recorded in costs of goods sold.
Interest expense. Interest expense for the first quarter of both 2015 and 2014 was $3.7 million. Interest expense was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016, which were issued in August 2011, and the $150 million term loan that was drawn upon on April 5, 2013.
Income taxes. The income tax provision of $15.1 million for the three months ended March 31, 2015 represents 24.0 percent of pre-tax income in such period. We expect the annual effective tax rate for the full year of 2015 to be approximately 24.0 percent, excluding discrete items. The effective tax rate is expected to be lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates and the effect of federal, foreign and state tax credits.

Segment Operating Results

Effective January 1, 2015, the Personal Vision Systems product line was transferred from the OEM and Emerging Markets segment to the Surveillance segment. Certain of the following segment financial information has been reclassified for the three months ended March 31, 2014 for comparative purposes.
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014
		(as reclassified)
Revenue	$112.9	$123.1
Earnings from operations	30.2	23.3
Operating margin	26.7%	18.9%
Backlog, end of period	270	280
Revenue for the three months ended March 31, 2015 decreased by 8.3 percent compared to the same period of 2014. The decline in revenue was primarily due to reduced deliveries to US Government customers. Declines in revenue in the airborne and man-portable product lines were partially offset by increased revenue in the integrated systems product line. Earnings from operations improved year over year primarily due to improved product margins, favorable product mix and lower restructuring expenses. During the three months ended March 31, 2014, the segment reported $4.1 million of restructuring expenses compared to $0.1 million of restructuring expenses recorded during the three months ended March 31, 2015.

Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014

Revenue	$83.8	$84.1
Earnings from operations	28.1	20.5
Operating margin	33.5%	24.3%
Backlog, end of period	28	29
Revenue for the three months ended March 31, 2015 decreased by 0.3 percent, compared to the same period of 2014. The year over year decrease in revenue was primarily due to the negative impact of changes in currency exchange rates. The increase in earnings from operations for the three months ended March 31, 2015, compared to the same period of 2014, was primarily due to lower restructuring expenses, cost savings associated with restructuring activities, and a net benefit from the change in currency exchange rates. As a large portion of segment expenses are incurred in Europe, the segment experienced a benefit from the changes in foreign currency rates which more than offset the associated decline in revenues. Restructuring expenses for the three months ended March 31, 2015 and 2014 were $0.2 million and $3.5 million, respectively.
OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014
		(as reclassified)
Revenue	$39.8	$47.9
Earnings from operations	8.8	8.8
Operating margin	22.0%	18.4%
Backlog, end of period	123	122
Revenue for the three months ended March 31, 2015 decreased by 16.9 percent compared to the same period of the prior year. The decrease in revenue was primarily due to decreased cores and components deliveries, the loss of approximately $3.5 million of revenue from our optical components group which was sold in August 2014, and the negative impact of changes in currency exchange rates. Segment operating margin improved due to a favorable shift in product mix and lower operating expenses.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014

Revenue	$51.0	$52.6
Earnings from operations	4.8	8.8
Operating margin	9.4%	16.8%
Backlog, end of period	22	15
Revenue for the three months ended March 31, 2015 decreased by 3.0 percent compared to the same period of 2014 primarily due to the negative impact of changes in currency exchange rates on revenues in Europe. The decrease in earnings from operations for the three months ended March 31, 2015, compared to the same period of the prior year, was primarily due to the lower revenue.

Since the majority of the segment's costs of goods sold are incurred in US dollars, those costs did not receive the favorable impact of changes in currency exchange rates.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014

Revenue	$38.8	$29.3
Earnings from operations	3.8	1.7
Operating margin	9.8%	5.8%
Backlog, end of period	18	23
Revenue for the three months ended March 31, 2015 increased by 32.4 percent, respectively, compared to the same period of the prior year. The increase in revenue for the three month period was primarily due to increased deliveries in all product families, particularly thermal products, and geographic regions. The increase in earnings from operations year over year for the three month period was primarily due to the increase in revenues and favorable product mix, partially offset by increases in sales expenses.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014

Revenue	$18.2	$14.6
Earnings from operations	2.7	(1.8)
Operating margin	14.7%	(12.3)%
Backlog, end of period	97	45

Revenue for the three months ended March 31, 2015 increased by 24.5 percent compared to the same period of 2014 which was primarily related to increased unit sales of our explosives and radiation product lines. The increase in earnings from operations for the three months ended March 31, 2015 compared to the same period during the prior year was primarily due to the increase in revenue and decrease in operating expenses, which was partly attributable to cost savings associated with restructuring activities. Backlog at March 31, 2015 increased compared to the same date during the prior year primarily due to the receipt of a $51.1 million order for our CBRNE threat response systems and related spares and services.

Liquidity and Capital Resources
At March 31, 2015, we had a total of $547.8 million in cash and cash equivalents, of which $185.3 million was in the United States and $362.5 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2014 of $531.4 million, of which $164.1 million was in the United States and $367.3 million was at our foreign subsidiaries. The increase in cash and cash equivalents during the three months ended March 31, 2015 was primarily due to increased cash from operations, partially offset by capital expenditures of $13.1 million, dividend payments of $15.4 million and the negative impact on cash from currency translation adjustments of $31.4 million.
Cash provided by operating activities totaled $74.9 million for the three months ended March 31, 2015, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization, stock-based compensation and a net decrease in working capital components.
Cash used by investing activities totaled $13.1 million for the three months ended March 31, 2015, consisting of capital expenditures in the ordinary course of business.
Cash used by financing activities totaled $13.9 million for the three months ended March 31, 2015, which primarily consisted of the payment of dividends and the quarterly term loan principal payment, partially offset by amounts provided by our stock compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at March 31, 2015. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At March 31, 2015, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At March 31, 2015, we had no amounts outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $38.9 million of letters of credit outstanding at March 31, 2015, which reduced the total available credit under the revolving credit facility.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of March 31, 2015, no shares have been repurchased under this authorization, which expires on February 5, 2017.
United States income taxes have not been provided for on accumulated earnings of certain subsidiaries outside of the United States as we intend to reinvest the earnings in operations outside the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
We believe that our existing cash combined with the cash we expect to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. Except for approximately $25.0 million in building improvements to a facility we own, we do not have any significant capital commitments for the next twelve months nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. ASU 2014-09 is effective for annual periods, and interim periods beginning after December 15, 2016. Accordingly, the Company currently intends to adopt ASU 2014-09 on January 1, 2017, and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12") which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. Accordingly, the Company currently intends to adopt ASU 2014-12 on January 1, 2016, and does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03") which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and should be applied retrospectively. The Company has adopted ASU 2015-03 on January 1, 2015 and the adoption of ASU 2015-03 did not have a material impact on its consolidated financial statements.

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and our use of estimates as reported in our Form 10-K for the fiscal year ended December 31, 2014, as described in Note 1, "Nature of Business and Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2014.
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended March 31, 2015.
Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

FLIR SYSTEMS, INC.

Date May 6, 2015	/s/ DAVID A. MUESSLE
David A. Muessle
Vice President, Corporate Controller and Interim Chief Financial Officer
(Duly Authorized and Principal Chief Financial Officer)