Form 10-Q
period 2015-06-30
FLIR SYSTEMS INC
filed 2015-08-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
At July 31, 2015, there were 140,248,397 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$392,975	$369,380	$737,492	$720,923
Cost of goods sold	203,360	186,662	371,980	369,673
Gross profit	189,615	182,718	365,512	351,250
Operating expenses:
Research and development	35,154	36,307	69,848	72,633
Selling, general and administrative	83,476	83,500	158,611	165,442
Restructuring expenses	454	3,547	768	11,361
Total operating expenses	119,084	123,354	229,227	249,436

Earnings from operations	70,531	59,364	136,285	101,814

Interest expense	3,358	3,629	7,019	7,337
Interest income	(295)	(272)	(542)	(536)
Other expense (income), net	1,020	(1,070)	320	(1,269)
Earnings before income taxes	66,448	57,077	129,488	96,282
Income tax provision	15,948	12,319	31,078	21,630
Net earnings	$50,500	$44,758	$98,410	$74,652

Earnings per share:
Basic	$0.36	$0.32	$0.70	$0.53
Diluted	$0.36	$0.31	$0.70	$0.52

Weighted average shares outstanding:
Basic	140,063	141,574	139,916	141,255
Diluted	141,491	144,120	141,484	143,964

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings	$50,500	$44,758	$98,410	$74,652
Other comprehensive income (loss), net of tax:
Cash flow hedges	194	(495)	(410)	(721)
Foreign currency translation adjustments	30,499	(6,895)	(35,465)	(8,807)
Total other comprehensive income (loss)	30,693	(7,390)	(35,875)	(9,528)
Comprehensive income	$81,193	$37,368	$62,535	$65,124

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$560,190	$531,374
Accounts receivable, net	327,653	354,658
Inventories	360,571	320,605
Prepaid expenses and other current assets	86,000	93,691
Deferred income taxes, net	38,509	38,873
Total current assets	1,372,923	1,339,201
Property and equipment, net	260,763	247,094
Deferred income taxes, net	20,146	19,941
Goodwill	544,501	553,335
Intangible assets, net	122,344	133,212
Other assets	59,039	61,240
Total assets	$2,379,716	$2,354,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,605	$98,173
Deferred revenue	29,989	27,878
Accrued payroll and related liabilities	53,740	62,065
Accrued product warranties	13,232	13,538
Advance payments from customers	31,220	28,276
Accrued expenses	35,348	51,810
Accrued income taxes	3,991	4,586
Other current liabilities	6,182	8,231
Current portion, long term debt	15,000	15,000
Total current liabilities	310,307	309,557
Long-term debt	350,715	357,986
Deferred income taxes	13,365	13,905
Accrued income taxes	11,513	11,096
Other long-term liabilities	55,341	51,706
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2015, and December 31, 2014	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 140,218 and 139,579 shares issued at June 30, 2015, and December 31, 2014, respectively, and additional paid-in capital	1,402	1,396
Retained earnings	1,736,357	1,671,786
Accumulated other comprehensive loss	(99,284)	(63,409)
Total shareholders’ equity	1,638,475	1,609,773
Total liabilities and shareholders' equity	$2,379,716	$2,354,023

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$98,410	$74,652
Income items not affecting cash:
Depreciation and amortization	24,611	30,706
Deferred income taxes	142	915
Stock-based compensation arrangements	12,938	17,203
Other non-cash items	(823)	(3,599)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	22,594	15,929
Increase in inventories	(44,072)	(7,414)
Decrease in prepaid expenses and other current assets	489	233
Decrease (increase) in other assets	1,610	(12,188)
Increase in accounts payable	24,539	14,764
Increase (decrease) in deferred revenue	2,303	(3,761)
(Decrease) increase in accrued payroll and other current liabilities	(28,170)	5,473
Increase (decrease) in accrued income taxes	5,230	(3,937)
Increase in other long-term liabilities	4,058	1,437
Cash provided by operating activities	123,859	130,413
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(30,753)	(25,828)
Cash used by investing activities	(30,753)	(25,828)
CASH USED BY FINANCING ACTIVITIES:
Repayments of long term debt, net	(7,500)	(7,500)
Repurchase of common stock	(31,426)	(43,003)
Dividends paid	(30,774)	(28,245)
Proceeds from shares issued pursuant to stock-based compensation plans	19,636	28,969
Excess tax benefit of stock options exercised	4,041	6,559
Other financing activities	(8)	(14)
Cash used by financing activities	(46,031)	(43,234)
Effect of exchange rate changes on cash	(18,259)	(1,754)
Net increase in cash and cash equivalents	28,816	59,597
Cash and cash equivalents, beginning of period	531,374	542,476
Cash and cash equivalents, end of period	$560,190	$602,073

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

Under the stock-based compensation program, the Company has granted time-based options, time-based restricted stock unit awards, and market-based restricted stock unit awards. Options generally expire ten years from their grant dates. Time-based options and restricted stock unit awards generally vest over a three year period. Shares issuable under market-based restricted stock unit awards are earned based upon the Company's total shareholder return compared to the total shareholder return over a three year period of the component company at the 60th percentile level in the Standard & Poor's 500 Index. Shares vested under the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$766	$639	$1,484	$1,295
Research and development	1,185	1,380	2,325	2,579
Selling, general and administrative	6,229	6,428	9,129	10,734
Restructuring expenses	—	—	—	2,595
Stock-based compensation expense	$8,180	$8,447	$12,938	$17,203
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2015	2014
Capitalized in inventory	$703	$694
As of June 30, 2015, the Company had $49.2 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$50,500	$44,758	$98,410	$74,652

Denominator for earnings per share:
Weighted average number of common shares outstanding	140,063	141,574	139,916	141,255
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,428	2,546	1,568	2,709
Weighted average diluted shares outstanding	141,491	144,120	141,484	143,964

The effect of stock-based compensation awards for the three and six months ended June 30, 2015, which in the aggregate consisted of 285,000 and 389,000 shares, respectively, and for the three and six months ended June 30, 2014, which in the aggregate consisted of 48,000 and 152,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have had an anti-dilutive effect.

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
The Company had $30.5 million and $29.8 million of cash equivalents at June 30, 2015 and December 31, 2014, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of June 30, 2015 and December 31, 2014 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $257.4 million based upon Level 2 inputs at June 30, 2015. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other expense (income), net are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net gains for the three and six months ended June 30, 2015 were $5.8 million and $1.8 million, respectively. The net losses for the three and six months ended June 30, 2014 were $0.9 million and $2.9 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	June 30, 2015	December 31, 2014
Swedish kronor	$67,537	$67,809
Canadian dollar	21,151	17,446
British pound sterling	26,113	14,928
Euro	8,041	5,391
Brazilian real	6,025	2,449
Australian dollar	3,705	6,566
Japanese yen	2,981	3,718
Other	786	701
	$136,339	$119,008
At June 30, 2015, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Contracts - (Continued)
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$3,112	$70	$112	$3,247

Interest Rate Swap Contracts
At June 30, 2015, the effective interest rate on the Company's term loan was 2.49 percent. As of June 30, 2015, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$58.1	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$58.1	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $0.6 million, of which $1.3 million and $0.7 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of June 30, 2015.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.8 million at June 30, 2015 and $8.0 million at December 31, 2014.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw material and subassemblies	$187,665	$181,618
Work-in-progress	52,081	37,139
Finished goods	120,825	101,848
	$360,571	$320,605

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $254.5 million and $248.2 million at June 30, 2015 and December 31, 2014, respectively. Property and equipment, net, as of June 30, 2015, includes land and a building valued at approximately $2.1 million that are held for sale.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Goodwill
The carrying value of goodwill and the activity for the six months ended June 30, 2015 are as follows (in thousands):

Balance, December 31, 2014	$553,335
Currency translation adjustments	(8,834)
Balance, June 30, 2015	$544,501

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at June 30, 2015.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $83.0 million and $75.1 million at June 30, 2015 and December 31, 2014, respectively.

Note 11.	Credit Agreement
At June 30, 2015, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, and had $38.4 million of letters of credit outstanding, which reduced the available credit under the revolving credit facility to $161.6 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s accrued product warranties and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accrued product warranties, beginning of period	$15,840	$16,712	$16,175	$17,732
Amounts paid for warranty services	(1,819)	(2,076)	(3,771)	(4,763)
Warranty provisions for products sold	1,867	1,322	3,784	3,292
Currency translation adjustments and other	134	31	(166)	(272)
Accrued product warranties, end of period	$16,022	$15,989	$16,022	$15,989
Current accrued product warranties, end of period			$13,232	$13,222
Long-term accrued product warranties, end of period			$2,790	$2,767

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Unsecured notes	$250,000	$250,000
Term loan	116,250	123,750
Unamortized discounts and issuance costs of unsecured notes	(535)	(764)
	$365,715	$372,986
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$350,715	$357,986

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
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the term loan at June 30, 2015.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2015 (in thousands):

Common stock and additional paid-in capital, December 31, 2014	$1,396
Income tax benefit of common stock options exercised	3,490
Common stock issued pursuant to stock-based compensation plans, net	11,991
Stock-based compensation arrangements	12,886
Repurchase of common stock	(28,361)
Common stock and additional paid-in capital, June 30, 2015	$1,402
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock in the open market or through privately negotiated transactions. The authorization will expire on February 5, 2017. During the six months ended June 30, 2015, the Company repurchased 1.0 million shares through open market transactions.
On June 5, 2015, the Company paid a dividend of $0.11 per share on its outstanding common stock to the shareholders of record as of the close of business on May 22, 2015. The total cash payments for dividends in the six months ended June 30, 2015 were $30.8 million.

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

On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014 submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015. DDTC continues its review and the Company is unable to reasonably estimate the time it may take to resolve the matter or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with this matter. However, an unfavorable outcome could potentially be material to the results of operations in the period in which such an outcome becomes estimable or known.

Note 16.	Income Taxes
As of June 30, 2015, the Company had approximately $11.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2015, the Company had approximately $1.3 million of net accrued interest and penalties related to uncertain tax positions.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as reclassified)		(as reclassified)
Revenue – External Customers:
Surveillance	$107,814	$113,641	$220,715	$236,729
Instruments	90,260	83,968	174,080	168,023
OEM and Emerging Markets	46,285	51,124	86,120	99,039
Maritime	52,030	55,230	103,002	107,805
Security	60,048	44,735	98,854	74,045
Detection	36,538	20,682	54,721	35,282
	$392,975	$369,380	$737,492	$720,923
Revenue – Intersegments:
Surveillance	$2,065	$1,568	$5,747	$3,983
Instruments	1,068	173	1,910	474
OEM and Emerging Markets	9,072	5,390	17,758	10,556
Maritime	925	836	1,582	1,504
Security	4,032	2,735	8,007	4,390
Detection	—	39	—	59
Elimination	(17,162)	(10,741)	(35,004)	(20,966)
	$—	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$26,378	$22,634	$56,546	$45,900
Instruments	28,341	21,037	56,404	41,486
OEM and Emerging Markets	10,495	13,914	19,274	22,720
Maritime	6,421	9,714	11,210	18,544
Security	7,874	5,886	11,689	7,572
Detection	9,380	3,152	12,059	1,353
Other	(18,358)	(16,973)	(30,897)	(35,761)
	$70,531	$59,364	$136,285	$101,814

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	June 30, 2015	December 31, 2014
		(as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$285,436	$309,473
Instruments	123,924	119,629
OEM and Emerging Markets	86,524	79,053
Maritime	74,532	67,775
Security	80,540	59,182
Detection	37,268	40,151
	$688,224	$675,263

	June 30, 2015	December 31, 2014
		(as reclassified)
Segment goodwill:
Surveillance	$120,489	$121,268
Instruments	151,061	155,527
OEM and Emerging Markets	70,622	72,687
Maritime	109,758	109,980
Security	44,398	45,710
Detection	48,173	48,163
	$544,501	$553,335
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$200,276	$191,108	$364,240	$352,846
Europe	95,851	85,771	188,593	180,845
Other international	96,848	92,501	184,659	187,232
	$392,975	$369,380	$737,492	$720,923
Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$629,235	$623,522
Europe	344,667	319,661
Other international	12,745	51,698
	$986,647	$994,881

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
US Government	$76,125	$78,582	$129,445	$150,219

Note 18.	Restructuring Costs
In 2013, the Company initiated a realignment plan that includes closing six sites in the United States and Europe and transferring those operations to the Company's larger facilities. The Company also consolidated its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. As of June 30, 2015, most of the restructuring activities have been completed, with remaining costs and accrued expenses primarily related to the closure of a European facility. During the three and six months ended June 30, 2015, the Company recorded net pre-tax restructuring expenses totaling $0.5 million and $0.8 million, respectively. During the three and six months ended June 30, 2014, the Company recorded net pre-tax restructuring expenses totaling $3.5 million and $12.0 million, respectively. The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Surveillance	$(45)	$606	$78	$4,725
Instruments	497	2,672	684	6,196
OEM and Emerging Markets	—	109	2	276
Maritime	—	16	—	(125)
Detection	1	144	3	759
Other	—	—	—	120
	$453	$3,547	$767	$11,951

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$(1)	$—	$(1)	$590
Restructuring expenses	454	3,547	768	11,361
	$453	$3,547	$767	$11,951

The following table summarizes the activity by cost type (in thousands):

	Severance and personnel costs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2014	$10,941	$1,485	$12,426
Additional costs	277	37	314
Utilization	(3,524)	(1,040)	(4,564)
Balance, March 31, 2015	$7,694	$482	$8,176
Additional costs	82	371	453
Utilization	(2,394)	(371)	(2,765)
Balance, June 30, 2015	$5,382	$482	$5,864

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Subsequent Events
On July 23, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share on its common stock, payable on September 4, 2015, to shareholders of record as of the close of business on August 21, 2015. The total cash payment of this dividend will be approximately $15.4 million.

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

Results of Operations
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Our six operating segments are: Surveillance, Instruments, OEM and Emerging Markets, Maritime, Security and Detection. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level as revenue levels are the most significant indicators of business conditions for each of the respective segments and earnings from operations reflect our ability to manage each of our segments as revenue levels change. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. See Note 17, "Operating Segments and Related Information," of the Notes to the Consolidated Financial Statements for additional information on the six operating segments.
Revenue. Consolidated revenue for the three months ended June 30, 2015 increased by 6.4 percent year over year, from $369.4 million in the second quarter of 2014 to $393.0 million in the second quarter of 2015. Consolidated revenue for the six months ended June 30, 2015 increased by 2.3 percent year over year, from $720.9 million in the first six months of 2014 to $737.5 million in the first six months of 2015. Increases in revenues for both the three month and six month periods in our Instruments, Security and Detection segments were partially offset by declines in our Surveillance, OEM and Emerging Markets, and Maritime segments. The revenue increases were negatively impacted year over year by changes in currency exchange rates, particularly in our Instruments and Maritime segments.
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
International sales accounted for 49.0 percent and 48.3 percent of total revenue for the quarters ended June 30, 2015 and 2014, respectively, and 50.6 percent and 51.1 percent for the six months ended June 30, 2015 and 2014, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2015 was $203.4 million and $372.0 million, respectively, compared to cost of goods sold for the three and six months ended June 30, 2014 of $186.7 million and $369.7 million, respectively. The year over year increase in cost of goods sold primarily related to higher revenue for both the three month and six month periods.

Gross profit. Gross profit for the quarter ended June 30, 2015 was $189.6 million compared to $182.7 million for the same quarter last year. Gross profit for the six months ended June 30, 2015 was $365.5 million compared to $351.3 million for the same period last year. Gross margin, defined as gross profit divided by revenue, decreased from 49.5 percent in the second quarter of 2014 to 48.3 percent in the second quarter of 2015, and increased from 48.7 percent in the first six months of 2014 to 49.6 percent in the first six months of 2015. The decrease in gross margin for the three month period was primarily due to lower gross margin in our Maritime segment due to unfavorable exchange rate impacts on revenue and discounting due to promotional activities in certain markets, unfavorable product mix in our Security segment, and higher inventory scrap costs in our OEM and Emerging Markets segment. The increase in gross margin for the six month period was primarily due to improvements in our Surveillance and Instruments segments largely related to favorable product mix, which were partially offset by the negative impacts in our Maritime and Security segments that impacted the three month comparison.
Research and development expenses. Research and development expenses for the second quarter of 2015 totaled $35.2 million, compared to $36.3 million in the second quarter of 2014. Research and development expenses for the first six months of 2015 and 2014 were $69.8 million and $72.6 million, respectively. Research and development expenses as a percentage of revenue were 8.9 percent and 9.5 percent for the three and six months ended June 30, 2015, respectively. Research and development expenses as a percentage of revenue were 9.8 percent and 10.2 percent for the three and six months ended June 30, 2014, respectively. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are more indicative of our commitment to research and development. Over the past five annual periods through December 31, 2014, our annual research and development expenses have varied between 8.4 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $83.5 million for each of the quarters ended June 30, 2015 and 2014. Selling, general and administrative expenses for the first six months of 2015 and 2014 were $158.6 million and $165.4 million, respectively. The decrease in selling, general and administrative expenses year over year for the six month period was primarily related to a decrease in selling and administrative expenses in connection with favorable foreign exchange rates on expenses and lower corporate legal expenses, partially offset by an increase in marketing expenses. Selling, general and administrative expenses as a percentage of revenue were 21.2 percent and 22.6 percent for the quarters ended June 30, 2015 and 2014, respectively, and 21.5 percent and 22.9 percent for the six months ended June 30, 2015 and 2014, respectively. Over the past five annual periods through December 31, 2014, our annual selling, general and administrative expenses have varied between 20.5 percent and 23.6 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Restructuring expenses. During the quarters ended June 30, 2015 and 2014, we incurred $0.5 million and $3.5 million, respectively, in pre-tax restructuring expenses, all of which were recorded in operating expenses in the Consolidated Statements of Income. During the first six months ended June 30, 2015 and 2014, we incurred $0.8 million and $12.0 million, respectively, in pre-tax restructuring expenses; in 2014, $0.6 million of the restructuring charges were included in cost of goods sold.
Interest expense. Interest expense for the second quarter of 2015 and 2014 was $3.4 million and $3.6 million, respectively. Interest expense for the first six months of 2015 was $7.0 million, compared to $7.3 million for the same period of 2014. Interest expense was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. The income tax provision of $15.9 million for the three months ended June 30, 2015 represents 24.0 percent of pre-tax income in such period. We expect the annual effective tax rate for the full year of 2015 to be approximately 24.0 percent, excluding discrete items. The effective tax rate is expected to be lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates and the effect of federal, foreign and state tax credits.

Segment Operating Results

Effective January 1, 2015, the Personal Vision Systems product line was transferred from the OEM and Emerging Markets segment to the Surveillance segment. Certain of the following segment financial information has been reclassified for the three and six months ended June 30, 2014 for comparative purposes.

Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as reclassified)		(as reclassified)
Revenue	$107.8	$113.6	$220.7	$236.7
Earnings from operations	26.4	22.6	56.5	45.9
Operating margin	24.5%	19.9%	25.6%	19.4%
Backlog, end of period			286	308
Revenue for the three and six months ended June 30, 2015 decreased by 5.1 percent and 6.8 percent, respectively, compared to the same periods of 2014. The declines in revenue for both the three month and six month periods were primarily due to reduced deliveries to US Government customers and in the airborne product line. Earnings from operations improved year over year primarily due to reductions in operating expenses, improved product margins, favorable product mix and lower restructuring expenses for both the three month and six month periods. During the three months ended June 30, 2015, the segment did not incur any restructuring costs, compared to $0.6 million of restructuring expenses recorded during the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the segment recorded $0.1 million and $4.7 million restructuring expenses, respectively.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$90.3	$84.0	$174.1	$168.0
Earnings from operations	28.3	21.0	56.4	41.5
Operating margin	31.4%	25.1%	32.4%	24.7%
Backlog, end of period			25	32
Revenue for the three and six months ended June 30, 2015 increased by 7.5 percent and 3.6 percent, respectively, compared to the same period of 2014. The year over year increase in revenue for the three month period was due to growth in most product lines and in the Europe and Asia Pacific regions. For the six month period, the revenue increase is due to growth in the Asia Pacific region, partially offset by a year over year revenue decline in the Americas; on a product basis, growth in our science, test and measurement, and fire product lines were offset by declines in our predictive and building product line. The revenue increases were partially offset by the negative impact of year over year changes in currency exchange rates.
The increases in earnings from operations for the three and six months ended June 30, 2015, compared to the same period of 2014, were primarily due to the increases in revenue, higher gross margins, lower restructuring expenses, and cost savings associated with restructuring activities. As a large portion of segment expenses are incurred in Europe, the segment experienced a favorable impact on its operating expenses from the changes in foreign currency rates which largely offset the associated decline in revenues in that region. Restructuring expenses for the three months ended June 30, 2015 and 2014 were $0.5 million and $2.7 million, respectively. Restructuring expenses for the six months ended June 30, 2015 and 2014 were $0.7 million and $6.2 million, respectively.

OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as reclassified)		(as reclassified)
Revenue	$46.3	$51.1	$86.1	$99.0
Earnings from operations	10.5	13.9	19.3	22.7
Operating margin	22.7%	27.2%	22.4%	22.9%
Backlog, end of period			109	125
Revenue for the three and six months ended June 30, 2015 decreased by 9.5 percent and 13.0 percent, respectively, compared to the same periods of the prior year. The decrease in the three month period was primarily due to the loss of approximately $3.3 million of revenue from our optical components group which was sold in August 2014 and lower deliveries from our cores and components and traffic product lines; on a geographic basis, declines in Europe and the Americas were partially offset by an increase in the Asia Pacific region. For the six month period, the revenue decrease was primarily due to the same factors experienced in the three month period, including the loss of first half 2014 revenue from the optical components group of approximately $6.8 million. Segment earnings from operations and operating margin declined for the three month period primarily due to lower revenue and increased inventory scrap costs, partially offset by lower operating expenses. For the six month period, the decline in earnings from operations and operating margin were primarily due to the decrease in revenue, partially offset by lower operating expenses.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$52.0	$55.2	$103.0	$107.8
Earnings from operations	6.4	9.7	11.2	18.5
Operating margin	12.3%	17.6%	10.9%	17.2%
Backlog, end of period			21	15
Revenue for the three and six months ended June 30, 2015 decreased by 5.8 percent and 4.5 percent, respectively, compared to the same periods of 2014, primarily due to the negative impact of changes in currency exchange rates on revenues in Europe. Since the majority of the segment's costs of goods sold are incurred in US dollars, those costs did not receive the favorable impact of changes in currency exchange rates. Consequently, the decrease in earnings from operations and operating margin for both the three month and six month periods were primarily due to the declines in year over year revenue, including discounting due to promotional activities.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$60.0	$44.7	$98.9	$74.0
Earnings from operations	7.9	5.9	11.7	7.6
Operating margin	13.1%	13.2%	11.8%	10.2%
Backlog, end of period			13	25

Revenue for the three and six months ended June 30, 2015 increased by 34.2 percent and 33.5 percent, respectively, compared to the same periods of the prior year. The increase in revenue for the three month period was primarily due to increased deliveries for all segment product families, particularly the retail and thermal product families, and across all geographic regions with the exception of the Middle East/Africa region. The increases in earnings from operations year over year for the three and six month periods were primarily due to the increases in revenues, partially offset by increases in sales and marketing support expenses.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$36.5	$20.7	$54.7	$35.3
Earnings from operations	9.4	3.2	12.1	1.4
Operating margin	25.7%	15.2%	22.0%	3.8%
Backlog, end of period			83	45

Revenue for the three and six months ended June 30, 2015 increased by 76.7 percent and 55.1 percent, respectively, compared to the same periods of 2014 which was primarily related to increased deliveries of our CBRNE threat response systems and related spare parts and services against orders received in the second half of 2014 on a large program with the United States government. The increase in earnings from operations and operating margins for the three and six months ended June 30, 2015 compared to the same periods during the prior year were primarily due to the increases in revenue. Backlog at June 30, 2015 increased compared to the same date during the prior year primarily due to the receipt of a $51.1 million order for our CBRNE threat response systems and related spare parts and services during the first quarter of 2015, against which no shipments had been made as of June 30, 2015.

Liquidity and Capital Resources
At June 30, 2015, we had a total of $560.2 million in cash and cash equivalents, of which $145.9 million was in the United States and $414.3 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2014 of $531.4 million, of which $164.1 million was in the United States and $367.3 million was at our foreign subsidiaries. The increase in cash and cash equivalents during the six months ended June 30, 2015 was primarily due to increased cash from operations, partially offset by capital expenditures of $30.8 million, dividend payments of $30.8 million, repurchase of common stock of $31.4 million and the negative impact on cash from currency translation adjustments of $18.3 million.
Cash provided by operating activities totaled $123.9 million for the six months ended June 30, 2015, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization, and stock-based compensation.
Cash used by investing activities totaled $30.8 million for the six months ended June 30, 2015, consisting of capital expenditures in the ordinary course of business.
Cash used by financing activities totaled $46.0 million for the six months ended June 30, 2015, which primarily consisted of the payment of dividends, repurchases of our common stock and the quarterly term loan principal payment, partially offset by amounts provided by our stock compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at June 30, 2015. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At June 30, 2015, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At June 30, 2015, we had no amounts outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $38.4 million of letters of credit outstanding at June 30, 2015, which reduced the total available credit under the revolving credit facility.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of June 30, 2015, 1.0 million shares had been repurchased under this authorization, which expires on February 5, 2017.
United States income taxes have not been provided for on accumulated earnings of certain subsidiaries outside of the United States as we intend to reinvest the earnings in operations outside the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
We believe that our existing cash combined with the cash we expect to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. Except for approximately $17.0 million in building improvements to a facility we own, we do not have any significant capital commitments for the next twelve months nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Off-Balance Sheets Arrangements

Through June 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. While ASU 2014-09 was to be effective for annual periods and interim periods beginning after December 15, 2016, on July 9, 2015, the FASB approved the deferral of the effective date to periods beginning on or after December 15, 2017. Accordingly, the Company currently intends to adopt ASU 2014-09 on January 1, 2018, and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
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

Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended June 30, 2015.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc. and the unauthorized export of technical data disclosed by the Company to the United States Department of State Office of Defense Trade Controls Compliance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1 to May 31, 2015	1,000,000	$31.43	1,000,000
Total	1,000,000	$31.43	1,000,000	14,000,000
(1) The share repurchases were through open market transactions.
(2) All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. On February 6, 2015, we announced that our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This repurchase was authorized on February 5, 2015 and will expire on February 5, 2017.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description
10.1	Form of Restricted Stock Unit Agreement (Time-Based Vesting) under the FLIR Systems, Inc. 2011 Stock Incentive Plan, amended May 11, 2015.(1)
10.2	Form of Restricted Stock Unit Agreement (Market-Based Vesting) under the FLIR Systems, Inc. 2011 Stock Incentive Plan, amended May 11, 2015.(1)
10.3	Form of Stock Option Agreement (Time-Based Vesting) under the FLIR Systems, Inc. 2011 Stock Incentive Plan, amended May 11, 2015.(1)
10.4	Form of Stock Option Agreement (Time-Based Vesting - Outside Directors) under the FLIR Systems, Inc. 2011 Stock Incentive Plan, amended May 11, 2015.(1)
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date August 5, 2015	/s/ DAVID A. MUESSLE
David A. Muessle
Vice President, Corporate Controller and Interim Chief Financial Officer
(Duly Authorized and Principal Chief Financial Officer)