Form 10-Q
period 2015-09-30
FLIR SYSTEMS INC
filed 2015-11-09
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
At October 30, 2015, there were 138,134,165 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$381,928	$375,366	$1,119,420	$1,096,288
Cost of goods sold	201,189	190,980	573,169	560,652
Gross profit	180,739	184,386	546,251	535,636
Operating expenses:
Research and development	31,050	34,022	100,898	106,655
Selling, general and administrative	73,380	76,295	231,991	241,737
Restructuring expenses	327	4,060	1,095	15,420
Total operating expenses	104,757	114,377	333,984	363,812

Earnings from operations	75,982	70,009	212,267	171,824

Interest expense	3,670	3,663	10,689	11,000
Interest income	(319)	(398)	(861)	(934)
Other expense (income), net	1,455	(3,719)	1,775	(4,987)
Earnings before income taxes	71,176	70,463	200,664	166,745
Income tax (benefit) provision	(1,896)	17,606	29,182	39,236
Net earnings	$73,072	$52,857	$171,482	$127,509

Earnings per share:
Basic	$0.52	$0.37	$1.23	$0.90
Diluted	$0.52	$0.37	$1.21	$0.89

Weighted average shares outstanding:
Basic	139,596	141,433	139,808	141,315
Diluted	140,525	143,413	141,262	143,756

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net earnings	$73,072	$52,857	$171,482	$127,509
Other comprehensive loss, net of tax:
Pension Plans	—	163	—	163
Cash flow hedges	(599)	359	(1,009)	(362)
Foreign currency translation adjustments	(16,672)	(48,994)	(52,138)	(57,800)
Total other comprehensive loss	(17,271)	(48,472)	(53,147)	(57,999)
Comprehensive income	$55,801	$4,385	$118,335	$69,510

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$525,376	$531,374
Accounts receivable, net	304,270	354,658
Inventories	387,113	320,605
Prepaid expenses and other current assets	90,957	93,691
Deferred income taxes, net	38,484	38,873
Total current assets	1,346,200	1,339,201
Property and equipment, net	269,724	247,094
Deferred income taxes, net	20,521	19,941
Goodwill	541,971	553,335
Intangible assets, net	118,418	133,212
Other assets	57,969	61,240
Total assets	$2,354,803	$2,354,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,739	$98,173
Deferred revenue	27,394	27,878
Accrued payroll and related liabilities	55,713	62,065
Accrued product warranties	13,213	13,538
Advance payments from customers	33,270	28,276
Accrued expenses	38,516	51,810
Accrued income taxes	—	4,586
Other current liabilities	5,038	8,231
Current portion, long term debt	15,000	15,000
Total current liabilities	313,883	309,557
Long-term debt	347,080	357,986
Deferred income taxes	1,012	13,905
Accrued income taxes	11,255	11,096
Other long-term liabilities	56,715	51,706
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2015, and December 31 2014	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 138,128 and 139,579 shares issued at September 30, 2015, and December 31 2014, respectively, and additional paid-in capital	1,381	1,396
Retained earnings	1,740,033	1,671,786
Accumulated other comprehensive loss	(116,556)	(63,409)
Total shareholders’ equity	1,624,858	1,609,773
Total liabilities and shareholders' equity	$2,354,803	$2,354,023

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$171,482	$127,509
Income items not affecting cash:
Depreciation and amortization	36,465	44,278
Deferred income taxes	(17,238)	971
Stock-based compensation arrangements	19,449	24,006
Gain on sale of certain optics assets	—	(4,129)
Other non-cash items	4,346	3,241
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	43,295	(17,422)
Increase in inventories	(72,531)	(7,196)
Decrease in prepaid expenses and other current assets	1,784	10,248
Increase in other assets	(1,775)	(26,609)
Increase in accounts payable	29,011	6,362
Decrease in deferred revenue	(106)	(2,194)
(Decrease) increase in accrued payroll and other current liabilities	(21,055)	5,795
Decrease in accrued income taxes	(957)	(2,571)
Increase in other long-term liabilities	5,309	1,111
Cash provided by operating activities	197,479	163,400
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(50,116)	(40,928)
Proceeds from sale of certain optics assets	—	12,000
Cash used by investing activities	(50,116)	(28,928)
CASH USED BY FINANCING ACTIVITIES:
Repayments of long term debt, net	(11,250)	(11,250)
Repurchase of common stock	(93,381)	(76,624)
Dividends paid	(46,193)	(42,410)
Proceeds from shares issued pursuant to stock-based compensation plans	21,188	34,168
Excess tax benefit of stock options exercised	4,216	7,705
Other financing activities	(10)	(36)
Cash used by financing activities	(125,430)	(88,447)
Effect of exchange rate changes on cash	(27,931)	(23,128)
Net (decrease) increase in cash and cash equivalents	(5,998)	22,897
Cash and cash equivalents, beginning of period	531,374	542,476
Cash and cash equivalents, end of period	$525,376	$565,373

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$799	$679	$2,283	$1,974
Research and development	1,259	1,371	3,584	3,951
Selling, general and administrative	4,454	4,752	13,582	15,486
Restructuring expenses	—	—	—	2,595
Stock-based compensation expense	$6,512	$6,802	$19,449	$24,006
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2015	2014
Capitalized in inventory	$667	$665
As of September 30, 2015, the Company had $42.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.1 years.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$73,072	$52,857	$171,482	$127,509

Denominator for earnings per share:
Weighted average number of common shares outstanding	139,596	141,433	139,808	141,315
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	929	1,980	1,454	2,441
Weighted average diluted shares outstanding	140,525	143,413	141,262	143,756

The effect of outstanding stock-based compensation awards for the three and nine months ended September 30, 2015, which in the aggregate consisted of 457,000 and 316,000 shares, respectively, and for the three and nine months ended September 30, 2014, which in the aggregate consisted of 142,000 and 85,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have had an anti-dilutive effect.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4.	Fair Value of Financial Instruments
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories in accordance with FASB ASC Topic 820, “Fair Value Measurement”:

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
The Company had $28.7 million and $29.8 million of cash equivalents at September 30, 2015 and December 31, 2014, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of September 30, 2015 and December 31, 2014 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $255.6 million based upon Level 2 inputs at September 30, 2015. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other expense (income), net are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net losses for the three and nine months ended September 30, 2015 were $8.9 million and $7.0 million, respectively. The net losses for the three and nine months ended September 30, 2014 were $2.8 million and $5.7 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	September 30, 2015	December 31, 2014
Swedish kronor	$71,088	$67,809
British pound sterling	41,396	14,928
Canadian dollar	20,852	17,446
Brazilian real	6,240	2,449
Australian dollar	3,830	6,566
Japanese yen	3,765	3,718
Euro	1,441	5,391
Other	176	701
	$148,788	$119,008
At September 30, 2015, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Contracts - (Continued)
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$429	$2,080	$112	$3,247

Interest Rate Swap Contracts
At September 30, 2015, the effective interest rate on the Company's term loan was 2.49 percent. As of September 30, 2015, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$56.3	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$56.3	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was a liability of $0.3 million, of which $0.3 million and $0.6 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of September 30, 2015.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $8.0 million at both September 30, 2015 and December 31, 2014.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw material and subassemblies	$201,777	$181,618
Work-in-progress	49,712	37,139
Finished goods	135,624	101,848
	$387,113	$320,605

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $256.6 million and $248.2 million at September 30, 2015 and December 31, 2014, respectively. Property and equipment, net, as of September 30, 2015, includes land and a building valued at approximately $2.2 million that are held for sale.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Goodwill
During the third quarter of 2015, the Company completed its annual review of goodwill and determined there had been no impairment on its recorded goodwill. The carrying value of goodwill and the activity for the nine months ended September 30, 2015 are as follows (in thousands):

Balance, December 31, 2014	$553,335
Currency translation adjustments	(11,364)
Balance, September 30, 2015	$541,971

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at September 30, 2015.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $86.7 million and $75.1 million at September 30, 2015 and December 31, 2014, respectively.

Note 11.	Credit Agreement
At September 30, 2015, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended, and had $42.7 million of letters of credit outstanding, which reduced the available credit under the revolving credit facility to $157.3 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s accrued product warranties and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accrued product warranties, beginning of period	$16,023	$15,989	$16,175	$17,732
Amounts paid for warranty services	(1,907)	(2,368)	(5,678)	(7,131)
Warranty provisions for products sold	1,745	2,254	5,529	5,546
Currency translation adjustments and other	(25)	(343)	(190)	(615)
Accrued product warranties, end of period	$15,836	$15,532	$15,836	$15,532
Current accrued product warranties, end of period			$13,213	$12,881
Long-term accrued product warranties, end of period			$2,623	$2,651

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Unsecured notes	$250,000	$250,000
Term loan	112,500	123,750
Unamortized discounts and issuance costs of unsecured notes	(420)	(764)
	$362,080	$372,986
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$347,080	$357,986

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
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the term loan at September 30, 2015.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2015 (in thousands):

Common stock and additional paid-in capital, December 31, 2014	$1,396
Income tax benefit of common stock options exercised	3,487
Common stock issued pursuant to stock-based compensation plans, net	13,475
Stock-based compensation arrangements	19,362
Repurchase of common stock	(36,339)
Common stock and additional paid-in capital, September 30, 2015	$1,381
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock in the open market or through privately negotiated transactions. The authorization will expire on February 5, 2017. During the nine months ended September 30, 2015, the Company repurchased 3.2 million shares through open market transactions for a total of $93.4 million, of which $36.3 million reduced common stock and additional paid in capital and $57.0 million reduced retained earnings.
On September 4, 2015, the Company paid a dividend of $0.11 per share on its outstanding common stock to the shareholders of record as of the close of business on August 21, 2015. The total cash payments for dividends during the nine months ended September 30, 2015 were $46.2 million.

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

On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014 submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015. DDTC continues its review and the Company is unable to reasonably estimate the time it may take to resolve the matter or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with this matter. However, an unfavorable outcome could potentially be material to the financial condition and results of operations of the Company in the period in which such an outcome becomes estimable or known.

Note 16.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax (benefit) provision	$(1,896)	$17,606	$29,182	$39,236
Effective tax rate	(2.7)%	25.0%	14.5%	23.5%

The effective tax rates are lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments. The effective tax rate for the three and nine months ended September 30, 2015 included a discrete tax benefit from the recognition of a valuation allowance release of $17.4 million.
As of September 30, 2015, the Company had approximately $11.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2015, the Company had approximately $1.1 million of net accrued interest and penalties related to uncertain tax positions.

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
Operating Segments
The operating segments of the Company are as follows:
Surveillance
The Surveillance segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, and services related to these systems. Effective January 1, 2015, the Personal Vision Systems product line was transferred from the OEM and Emerging Markets segment to the Surveillance segment. This product line includes hand-held and weapon-mounted thermal imaging systems for use by consumers. Accordingly, segment financial information in the tables below has been reclassified for the applicable prior periods for comparative purposes.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Detection
The Detection segment develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications.

 Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as reclassified)		(as reclassified)
Revenue – External Customers:
Surveillance	$131,598	$125,343	$352,312	$362,073
Instruments	74,796	82,561	248,877	250,583
OEM and Emerging Markets	51,448	49,888	137,568	148,927
Maritime	38,920	44,728	141,922	152,533
Security	59,331	48,648	158,185	122,692
Detection	25,835	24,198	80,556	59,480
	$381,928	$375,366	$1,119,420	$1,096,288
Revenue – Intersegments:
Surveillance	$2,653	$2,659	$8,400	$6,642
Instruments	777	74	2,687	548
OEM and Emerging Markets	8,020	4,721	25,778	15,277
Maritime	85	804	1,667	2,308
Security	2,386	2,971	10,393	7,361
Detection	—	4	—	64
Elimination	(13,921)	(11,233)	(48,925)	(32,200)
	$—	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$39,918	$33,393	$96,464	$79,293
Instruments	21,555	23,191	77,959	64,678
OEM and Emerging Markets	14,233	12,798	33,507	35,518
Maritime	1,848	4,614	13,058	23,159
Security	7,222	6,988	18,911	14,560
Detection	5,290	4,167	17,349	5,519
Other	(14,084)	(15,142)	(44,981)	(50,903)
	$75,982	$70,009	$212,267	$171,824

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	September 30, 2015	December 31, 2014
		(as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$284,147	$309,473
Instruments	121,995	119,629
OEM and Emerging Markets	91,582	79,053
Maritime	72,802	67,775
Security	90,271	59,182
Detection	30,586	40,151
	$691,383	$675,263

	September 30, 2015	December 31, 2014
		(as reclassified)
Segment goodwill:
Surveillance	$120,358	$121,268
Instruments	150,803	155,527
OEM and Emerging Markets	70,470	72,687
Maritime	107,883	109,980
Security	44,322	45,710
Detection	48,135	48,163
	$541,971	$553,335
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

United States	216,237	192,495	587,637	559,058
Canada/Latin America	23,825	20,870	60,224	69,349
Europe	66,207	82,253	255,331	256,908
Middle East/Africa	37,253	42,287	89,830	91,506
Asia	38,406	37,461	126,398	119,467
	$381,928	$375,366	$1,119,420	$1,096,288

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$636,965	$623,522
Europe	338,670	319,661
Other international	12,447	51,698
	$988,082	$994,881

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
US Government	$79,297	$77,496	$208,742	$227,715

Note 18.	Restructuring Costs
In 2013, the Company initiated a realignment plan that includes closing six sites in the United States and Europe and transferring those operations to the Company's larger facilities. The Company also consolidated its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. As of September 30, 2015, most of the restructuring activities have been completed, with remaining costs and accrued expenses primarily related to the closure of a European facility. During the three and nine months ended September 30, 2015, the Company recorded net pre-tax restructuring expenses totaling $0.3 million and $1.1 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded net pre-tax restructuring expenses totaling $4.1 million and $16.0 million, respectively. The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Surveillance	$148	$358	$225	$5,082
Instruments	223	3,674	907	9,868
OEM and Emerging Markets	(24)	—	(22)	278
Maritime	—	28	—	(97)
Detection	(19)	—	(15)	759
Other	—	—	—	120
	$328	$4,060	$1,095	$16,010

Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$—	$—	$—	$590
Restructuring expenses	328	4,060	1,095	15,420
	$328	$4,060	$1,095	$16,010

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Restructuring Costs - (Continued)

The following table summarizes the activity by cost type (in thousands):

	Severance and personnel costs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2014	$10,941	$1,485	$12,426
Additional costs	277	37	314
Utilization	(3,524)	(1,040)	(4,564)
Balance, March 31, 2015	$7,694	$482	$8,176
Additional costs	82	371	453
Utilization	(2,394)	(371)	(2,765)
Balance, June 30, 2015	$5,382	$482	$5,864
Additional costs	269	59	328
Utilization	(1,593)	(148)	(1,741)
Balance, September 30, 2015	$4,058	$393	$4,451

Note 19.	Subsequent Events
On October 22, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share on its common stock, payable on December 4, 2015, to shareholders of record as of the close of business on November 20, 2015. The total cash payment of this dividend will be approximately $15.2 million.
On November 2, 2015, the Company sold its investment in a private company and anticipates a pre-tax gain of approximately $20.2 million in the fourth quarter as a result of the sale.

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
Revenue. Consolidated revenue for the three months ended September 30, 2015 increased by 1.7 percent year over year, from $375.4 million in the third quarter of 2014 to $381.9 million in the third quarter of 2015. Consolidated revenue for the nine months ended September 30, 2015 increased by 2.1 percent year over year, from $1,096.3 million in the first nine months of 2014 to $1,119.4 million in the first nine months of 2015. Increases in revenues for the three month period in our Surveillance, OEM and Emerging Markets, Security and Detection segments were partially offset by declines in revenues in our Instruments and Maritime segments. An increase in revenue for the nine month period in our Security and Detection segments was partially offset by declines in revenue in the other four segments. The revenue increases were negatively impacted year over year by changes in currency exchange rates, particularly in our Instruments and Maritime segments.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2015 to be flat to slightly higher than 2014 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 43.4 percent and 48.7 percent of total revenue for the quarters ended September 30, 2015 and 2014, respectively, and 47.5 percent and 49.0 percent for the nine months ended September 30, 2015 and 2014, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2015 was $201.2 million and $573.2 million, respectively, compared to cost of goods sold for the three and nine months ended September 30, 2014 of $191.0 million and $560.7 million, respectively. The year over year increases in cost of goods sold primarily related to higher revenues for both the three month and nine month periods.
Gross profit. Gross profit for the quarter ended September 30, 2015 was $180.7 million compared to $184.4 million for the same quarter last year. Gross profit for the nine months ended September 30, 2015 was $546.3 million compared to $535.6 million for the same period last year. Gross margin, defined as gross profit divided by revenue, decreased from 49.1 percent in the third quarter of 2014 to 47.3 percent in the third quarter of 2015, and decreased from 48.9 percent in the first nine months of 2014 to 48.8 percent in the first nine months of 2015. The decrease in gross margin for the three month period was primarily due to lower gross margin in our Instruments and Maritime segments due to unfavorable exchange rate impacts on revenue and discounting due to promotional activities in certain markets by the Maritime segment.
Research and development expenses. Research and development expenses for the third quarter of 2015 totaled $31.1 million, compared to $34.0 million in the third quarter of 2014. Research and development expenses for the first nine months of 2015 and 2014 were $100.9 million and $106.7 million, respectively. Research and development expenses as a percentage of revenue were 8.1 percent and 9.0 percent for the three and nine months ended September 30, 2015, respectively. Research and development expenses as a percentage of revenue were 9.1 percent and 9.7 percent for the three and nine months ended September 30, 2014, respectively. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are more indicative of our commitment to research and development. Over the past five annual periods through December 31, 2014, our annual research and development expenses have varied between 8.4 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $73.4 million and $76.3 million for the quarters ended September 30, 2015 and 2014, respectively. Selling, general and administrative expenses for the first nine months of 2015 and 2014 were $232.0 million and $241.7 million, respectively. The decreases in selling, general and administrative expenses year over year for the three and nine month periods were primarily related to a decrease in selling and administrative expenses in connection with favorable foreign exchange rates on expenses and lower corporate legal expenses, partially offset by an increase in marketing expenses. Selling, general and administrative expenses as a percentage of revenue were 19.2 percent and 20.3 percent for the quarters ended September 30, 2015 and 2014, respectively, and 20.7 percent and 22.1 percent for the nine months ended September 30, 2015 and 2014, respectively. Over the past five annual periods through December 31, 2014, our annual selling, general and administrative expenses have varied between 20.5 percent and 23.6 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Restructuring expenses. During the quarters ended September 30, 2015 and 2014, we incurred $0.3 million and $4.1 million, respectively, in pre-tax restructuring expenses, all of which were recorded in operating expenses in the Consolidated Statements of Income. During the first nine months ended September 30, 2015 and 2014, we incurred $1.1 million and $16.0 million, respectively, in pre-tax restructuring expenses; in 2014, $0.6 million of the restructuring charges were included in cost of goods sold.
Interest expense. Interest expense was $3.7 million for each of the third quarters of 2015 and 2014. Interest expense for the first nine months of 2015 was $10.7 million, compared to $11.0 million for the same period of 2014. Interest expense was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. The income tax benefit of $1.9 million for the three months ended September 30, 2015 represents an effective tax rate of 24.0 percent less favorable discrete tax items, including a $17.4 million release of a previously recorded tax valuation allowance. We expect the annual effective tax rate for the full year of 2015 to be approximately 24.0 percent, excluding discrete items. The expected effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

Segment Operating Results

Effective January 1, 2015, the Personal Vision Systems product line was transferred from the OEM and Emerging Markets segment to the Surveillance segment. Accordingly, certain of the following segment financial information has been reclassified for the three and nine months ended September 30, 2014 for comparative purposes.

Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as reclassified)		(as reclassified)
Revenue	$131.6	$125.3	$352.3	$362.1
Earnings from operations	39.9	33.4	96.5	79.3
Operating margin	30.3%	26.6%	27.4%	21.9%
Backlog, end of period			314	340
Revenue for the three months ended September 30, 2015 increased by 5.0 percent and, for the nine month period then ended, decreased 2.7 percent, compared to the same periods of 2014. The increase in revenue for the three month period was primarily due to increased shipments of units in the land and maritime product lines, partially offset by declines in revenue in the airborne and integrated systems product lines. The decrease in revenue for the nine month period was primarily due to reduced deliveries to US Government customers and decreases in airborne product line revenues, which were partially offset by increases in revenues in the land and maritime product lines. Earnings from operations for the three month period improved year over year primarily due to reductions in operating expenses and increased revenues, partially offset by slightly lower gross margins due to product mix. For the nine month period, earnings from operations improved year over year due to lower operating expenses and higher gross margins, partially offset by lower revenues. During the nine months ended September 30, 2015 and 2014, the segment recorded $0.2 million and $5.1 million of restructuring expenses, respectively.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$74.8	$82.6	$248.9	$250.6
Earnings from operations	21.6	23.2	78.0	64.7
Operating margin	28.8%	28.1%	31.3%	25.8%
Backlog, end of period			29	37
Revenue for the three and nine months ended September 30, 2015 decreased by 9.4 percent and 0.7 percent, respectively, compared to the same periods of 2014. The year over year decreases in revenue for the three and nine month periods were due to a year over year revenue decline in the Americas region, partially offset by an increase in the Asia Pacific region; on a product line basis, growth in our science, test and measurement, and fire product lines were offset by declines in our optical gas imaging product line and our higher end thermography products. Revenues for both the three and nine month periods were also negatively impacted by year over year changes in currency exchange rates. The decrease in earnings from operations for the three months ended September 30, 2015, compared to the same period of 2014, was primarily due to the decrease in revenue. The increase in earnings from operations for the nine months ended September 30, 2015, compared to the same period of 2014, was primarily due to the lower restructuring expenses and cost savings associated with restructuring activities. As a large portion of segment expenses are incurred in Europe, the segment experienced a favorable impact on its operating expenses from the changes in foreign currency rates which largely offset the associated decline in revenues in that region. Restructuring expenses for the three months ended September 30, 2015 and 2014 were $0.2 million and $3.7 million, respectively. Restructuring expenses for the nine months ended September 30, 2015 and 2014 were $0.9 million and $9.9 million, respectively.

OEM and Emerging Markets
OEM and Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as reclassified)		(as reclassified)
Revenue	$51.4	$49.9	$137.6	$148.9
Earnings from operations	14.2	12.8	33.5	35.5
Operating margin	27.7%	25.7%	24.4%	23.8%
Backlog, end of period			115	125
Revenue increased by 3.1 percent and decreased by 7.6 percent, for the three months and nine months ended September 30, 2015, respectively, compared to the same periods of the prior year. The increase in revenue year over year for the three month period was primarily due to higher deliveries of cooled cores, which was partially offset by the loss of approximately $2.0 million of revenue from our optical components group which was sold in August 2014 and the negative impacts of changes in currency exchange rates. For the nine month period, the decrease in revenue was primarily due to the loss of approximately $8.8 million in 2014 revenues from the optical components group. Segment earnings from operations and operating margin increased for the three month period primarily due to higher revenue and lower operating expenses. For the nine month period, the decline in earnings from operations was primarily due to the decrease in revenue, partially offset by lower operating expenses.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$38.9	$44.7	$141.9	$152.5
Earnings from operations	1.8	4.6	13.1	23.2
Operating margin	4.7%	10.3%	9.2%	15.2%
Backlog, end of period			22	14
Revenue for the three and nine months ended September 30, 2015 decreased by 13.0 percent and 7.0 percent, respectively, compared to the same periods of 2014, primarily due to the negative impact of changes in currency exchange rates on revenues in the Europe and Asia Pacific regions. Since the majority of the segment's costs of goods sold are incurred in US dollars, those costs did not receive the favorable impact of changes in currency exchange rates. Consequently, the decrease in earnings from operations and operating margin for both the three month and nine month periods were primarily due to the declines in year over year revenue, including discounting due to promotional activities.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$59.3	$48.6	$158.2	$122.7
Earnings from operations	7.2	7.0	18.9	14.6
Operating margin	12.2%	14.4%	12.0%	11.9%
Backlog, end of period			16	27

Revenue for the three and nine months ended September 30, 2015 increased by 22.0 percent and 28.9 percent, respectively, compared to the same periods of the prior year. The increase in revenue for the three month period was primarily due to increased deliveries for all segment product families, except thermal. For the nine month period, the increase in revenue was due to increased deliveries across all product families. The increases in earnings from operations year over year for the three and nine month periods were primarily due to the increases in revenues, partially offset by increases in sales and marketing support expenses.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$25.8	$24.2	$80.6	$59.5
Earnings from operations	5.3	4.2	17.3	5.5
Operating margin	20.5%	17.2%	21.5%	9.3%
Backlog, end of period			72	37

Revenue for the three and nine months ended September 30, 2015 increased by 6.8 percent and 35.4 percent, respectively, compared to the same periods of 2014. The increase in revenue for the three month period was primarily related to increased shipments from our explosives and radiation product lines, partially offset by lower CBRNE and contract engineering revenues; for the nine month period, the increase in revenue was primarily related to increased deliveries of our CBRNE threat response systems and related spare parts and services against orders received in the second half of 2014 on a large program with the United States government. The increases in earnings from operations and operating margins for the three and nine months ended September 30, 2015 compared to the same periods during the prior year were primarily due to the increases in revenue. Backlog at September 30, 2015 increased compared to the same date during the prior year primarily due to the receipt of a $51.1 million order for our CBRNE threat response systems and related spare parts and services during the first quarter of 2015.

Liquidity and Capital Resources
At September 30, 2015, we had a total of $525.4 million in cash and cash equivalents, of which $116.5 million was in the United States and $408.9 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2014 of $531.4 million, of which $164.1 million was in the United States and $367.3 million was at our foreign subsidiaries. The decrease in cash and cash equivalents during the nine months ended September 30, 2015 was primarily due to capital expenditures of $50.1 million, dividend payments of $46.2 million, repurchase of common stock of $93.4 million and the negative impact on cash from currency translation adjustments of $27.9 million, partially offset by increased cash from operating activities.
Cash provided by operating activities totaled $197.5 million for the nine months ended September 30, 2015, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization, stock-based compensation and a non-cash credit for a discrete tax benefit.
Cash used by investing activities totaled $50.1 million for the nine months ended September 30, 2015, consisting of capital expenditures in the ordinary course of business.
Cash used by financing activities totaled $125.4 million for the nine months ended September 30, 2015, which primarily consisted of the payment of dividends, repurchases of our common stock and the quarterly term loan principal payment, partially offset by amounts provided by our stock compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at September 30, 2015. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At September 30, 2015, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At September 30, 2015, we had no amounts outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $42.7 million of letters of credit outstanding at September 30, 2015, which reduced the total available credit under the revolving credit facility.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of September 30, 2015, 3.2 million shares had been repurchased under this authorization, which expires on February 5, 2017.
United States income taxes have not been provided for on accumulated earnings of certain subsidiaries outside of the United States as we intend to reinvest the earnings in operations outside the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
We believe that our existing cash combined with the cash we expect to generate from operating activities and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. Except for approximately $6.0 million in building improvements to a facility we own, we do not have any significant capital commitments for the next twelve months nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Off-Balance Sheet Arrangements

Through September 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. While ASU 2014-09 was to be effective for annual periods and interim periods beginning after December 15, 2016, on July 9, 2015, the FASB approved the deferral of the effective date to periods beginning on or after December 15, 2017. Accordingly, the Company currently intends to adopt ASU 2014-09 on January 1, 2018, and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. Accordingly, the Company currently intends to adopt ASU 2014-12 on January 1, 2016, and does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and should be applied retrospectively. The Company has adopted ASU 2015-03 on January 1, 2015 and the adoption of ASU 2015-03 did not have a material impact on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update No 2015-16, "Business Combinations (Topic 805)" ("ASU 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015. Accordingly, the Company has adopted ASU 2015-16 on January 1, 2015 and the adoption of ASU 2015-16 did not have a material impact on its consolidated financial statements.

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

Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the quarter ended September 30, 2015.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc. and the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1 to August 31, 2015	970,869	$28.74	970,869
September 1 to September 30, 2015	1,198,000	$28.42	1,198,000
Total	2,168,869	$28.57	2,168,869	11,831,131
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
10.1
Fourth Amendment to Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems, Inc. party thereto, Bank of America, N.A. and the other lenders party thereto, dated as of October 27, 2015.

10.2	Executive Employment Agreement by and between FLIR Systems, Inc. and Amit Singhi, dated as of August 12, 2015 (incorporated by reference to the Current Report on Form 8-K filed on August 12, 2015).(1)
10.3	Change of Control Agreement by and between FLIR Systems, Inc. and Amit Singhi, dated as of August 12, 2015 (incorporated by reference to the Current Report on Form 8-K filed on August 12, 2015).(1)
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date November 9, 2015	/s/ AMIT SINGHI
Amit Singhi
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)