Form 10-K
period 2015-12-31
FLIR SYSTEMS INC
filed 2016-02-26
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $4,278,863,278.
As of February 19, 2016, there were 137,557,972 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders.

FLIR Systems, Inc.
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry, economic and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS
GENERAL
FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in developing technologies that enhance perception and awareness. We design, develop, market, and distribute solutions that detect people, objects and substances that may not be perceived by human senses and improve the way people interact with the world around them. We bring these innovative technologies - which include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions - into daily life.
Founded in 1978, FLIR is a pioneer in advanced sensors and integrated sensor systems that enable the gathering, measurement, and analysis of critical information through a wide variety of applications in commercial, industrial, government, and consumer markets worldwide. We offer the broadest range of infrared, also known as thermal, imaging solutions in the world, with products that range from consumer-use thermal camera smartphone accessories to highly advanced aircraft-mounted imaging systems for military and search and rescue applications, with products in between serving a multitude of markets, customers, and applications. As the cost of thermal imaging technology has declined, our opportunities to increase the adoption of thermal technology and create new markets for the technology have expanded. In order to better serve the customers in these markets, we have augmented our thermal product offerings with complementary sensing technologies, such as visible imaging, radar, laser, sonar, chemical sensing, and environmental sensing technologies.
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, enhancing enjoyment of the outdoors, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and a variety of other uses of thermal and other sensing technologies.
Our business model and range of solutions allow FLIR to sell products to various end markets, including industrial, original equipment manufacturing ("OEM"), military, homeland security, enterprise, infrastructure, environmental, and consumer. We sell off-the-shelf products in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs. Because we aggregate product demand and production across these markets, we are able to generate significant volume - this volume drives down cost, which then increases demand, enabling a virtuous cycle of lower prices and higher unit volumes. Our manufacturing and supply processes are vertically integrated, minimizing lead times, facilitating prompt delivery, controlling costs and ensuring that components satisfy our high quality standards.
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
We believe that FLIR's brand is known for quality, innovation and trust and that customers are drawn to us for products and solutions that are effective, innovative, easy to use, and sold at competitive market prices. We intend to: continue to reduce the cost of thermal technology through higher volumes and new product and process improvements; innovate new applications and form-factors for our technology based on customer feedback; improve the customer experience through improved user-interface, ease-of-use, and software; increase customer loyalty and trust by providing world-class product warranties and support; and improve operational processes to realign resources to be nimble in response to customers’ needs and market trends.
We are organized into the following six operating segments:
Surveillance: The Surveillance segment provides enhanced imaging and recognition solutions under our commercially developed, military qualified ("CDMQ®") model to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Surveillance also develops hand-held and weapon-mounted thermal imaging systems for use by consumers. These products are sold off-the-shelf or can be customized for specific applications and range in price from under $2,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized multi-spectral targeting systems. Revenue from Surveillance was $503.0 million in 2015, which represented approximately 32 percent of consolidated revenue.
Instruments: The Instruments segment provides devices that image, measure, and assess thermal energy, gases, electricity, and other environmental elements for industrial, commercial, and scientific applications under the FLIR and Extech brands. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, HVAC/R, firefighting, safety and health, and a variety of other sectors. Revenue from Instruments was $347.5 million in 2015, which represented approximately 22 percent of consolidated revenue.
Security: The Security segment develops and manufactures a wide spectrum of cameras and video recording systems for use in commercial, critical infrastructure, and home monitoring applications. The segment sells products under the FLIR and Lorex brands. Revenue from Security was $226.6 million in 2015, which represented approximately 15 percent of consolidated revenue.
OEM & Emerging Markets: The OEM & Emerging Markets segment provides thermal imaging camera cores and components that are utilized by third parties to create thermal and other types of imaging systems. This segment also houses our emerging businesses, including intelligent traffic systems, imaging solutions for the smartphone and mobile devices market, and thermal imaging solutions for commercial-use unmanned aerial systems. Revenue from OEM & Emerging Markets was $186.7 million in 2015, which represented approximately 12 percent of consolidated revenue.
Maritime: The Maritime segment develops and manufactures electronics and imaging instruments for the recreational and commercial maritime market under the FLIR and Raymarine brands. The segment provides boats of all sizes a full suite of electronic instruments, control systems, and communications equipment. Revenue from Maritime was $177.9 million in 2015, which represented approximately 11 percent of consolidated revenue.
Detection: The Detection segment offers sensors, instruments, and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, first responders, and commercial applications. Detection has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. Revenue from Detection was $115.3 million in 2015, which represented 7 percent of consolidated revenue.

For additional information concerning the Company’s segments, including revenues from external customers, earnings from operations, and total assets by segment presented in accordance with our segment structure, see Note 17 to the Consolidated Financial Statements in Item 8.
Our headquarters are located at 27700 SW Parkway Avenue, Wilsonville, Oregon, 97070, and the telephone number at this location is (503) 498-3547. Information about the Company is available on our website at www.flir.com.

TECHNOLOGY AND CAPABILITIES
Infrared is a portion of the electromagnetic spectrum that is adjacent to the visible spectrum but is invisible to the human eye due to its longer wavelengths. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed into a video signal and displayed on a video screen. Thermal sensors provide several benefits over ubiquitous visible light-based sensing technologies, including the ability to see in complete darkness, measure temperature remotely and without touching the surface of the object, image through obscurants such as smoke and fog, detect and discriminate living beings in an efficient and reliable way, see over long distances with minimal atmospheric interference, and image many types of otherwise invisible gases. For these reasons we feel the potential of our core technology to grow in prevalence and importance is significant, particularly as the cost to produce the technology continues to decline.
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
An infrared detector, which collects or absorbs infrared radiation and converts it into an electronic signal, is the primary component of thermal imaging systems. The two types of infrared detectors we manufacture and use in our systems are often referred to as “cooled” and “uncooled” detectors. Cooled detectors utilize a mechanical sterling cycle micro-cooler to reduce the operating temperature of the infrared sensor to approximately -200°C. These detectors offer very high sensitivity and spatial resolution for long-range applications or those applications requiring high measurement precision. Cooled detectors, while more sensitive and thus able to see farther, result in a product that is more expensive, heavier, more complex, and uses more power than those using uncooled detectors. Uncooled detectors operate at room temperature and do not require a micro-cooler, resulting in products that are lighter, use less power and are less expensive to produce than those using cooled detectors. The cost of both types of detectors is declining, and we expect to continue reducing costs as volumes rise and the technology advances.
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

Radiometry

Our ability to produce thermal imaging systems that can accurately measure temperature remotely is critical in many of our Instruments segment markets. We have demonstrated know-how in designing and producing systems that can measure temperature to within very precise tolerances while maintaining accuracy and stability over time and over a wide range of ambient temperatures. We believe our skills in this area, known as thermal radiometry, offer an important competitive advantage over many of our competitors.
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
Integrated Circuits and Electronic Design

We have significant electronic design capabilities across several specialized areas, including readout-integrated circuit design, signal processing, image processing, and electronics integration. Our design expertise lies in the areas of reliability, low power consumption, and extreme environmental survivability.
Software Development

Software is an increasingly important aspect of our overall engineering and design activity. We offer networking capabilities, video analytics, and advanced firmware in our camera and other sensing systems. Many of our products are supported by a software eco-system that includes dedicated desktop and mobile platform applications. Our products are typically developed with broad compatibility with common industry standards and protocols.
Optical Design, Fabrication and Coating

We design and manufacture sophisticated infrared optics using materials such as silicon, germanium, and zinc selenide that are required to produce a thermal imaging system. This capability allows us to rapidly develop optics optimized for use with our cameras and avoid costs and delays associated with reliance on third-party optics suppliers. We also have the capability to produce silicon wafer-level micro-optics at high volumes and the ability to apply custom multi-layer, vapor-deposited coatings to improve the transmission of the lens materials that are used in infrared systems.
Micro-Coolers

We manufacture some of the industry’s smallest, lightest, and lowest power micro-coolers for use in cooling infrared detectors. Our coolers are especially effective in hand-held applications, where light weight and long battery life are essential.
Lasers and Laser Components

Many of our more sophisticated systems are increasingly being offered with various types of laser payloads, including pointers, illuminators, rangefinders, and designators. We design and manufacture purpose-built laser rangefinders and designators for inclusion in some of our gimbaled multi-sensor systems. We also manufacture certain laser-related materials and components for external customers.

Tactical Platforms

We develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our Surveillance and Detection products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted systems can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high-profile events, both in the United States and internationally.

RESEARCH & DEVELOPMENT
Our success has been and will continue to be substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our research and development ("R&D") capabilities. Our internally funded R&D expenses were $132.9 million, $142.8 million, and $147.7 million in 2015, 2014 and 2013, respectively. We intend to continue to have significant internal R&D expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we engaged in R&D projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook. We believe our R&D capabilities are most efficiently deployed in a commercial environment, where we are free to innovate to meet market and customer needs, as such, the amount of externally funded R&D work that we undertake has been declining.

COMPETITIVE STRENGTHS
With our decades of experience in developing and marketing infrared sensor products, we have built several unique competitive advantages that are core to our success. We look to leverage these strengths to continue to increase the availability of and uses for advanced sensing technologies and to grow our revenue and profitability:
Commercial Operating Model
A key differentiator of our business model is our commercial approach to technology investment and product strategy. This is characterized by our commercial approach to R&D as described above, as well as our focus on global deployment, innovative marketing communications, superior customer service, rapid product development cycles, innovation of new technologies and unique products, ability to design for large-volume and low-cost production, and control of multiple production inputs through our vertically integrated operations.
Vertically Integrated Manufacturing and Supply
We have built a vertically integrated manufacturing operation that provides control over several key component technologies. Through acquisitions and internal development, we have created this internal supply network that allows for optimized manufacturing throughput, rapid response to changes in customer demand, increased product design flexibility, enhanced product reliability, and independence in designing key components. Further, this integrated approach enables us to lower costs and improve the functionality of critical components so that they work together most efficiently within our products. In comparison to competitors that do not possess a similar level of vertical integration, our model helps us deliver products in a more timely and cost-effective manner as we rely less on third-party suppliers for critical components.
Industry-Leading Market Position
We are a leading developer of advanced, proprietary sensor systems that are highly reliable, accurate, and effective. We strive to develop products that lead in the areas of Size, Weight, Power and Cost ("SWAP-c"). We believe we have achieved significant penetration into many markets, including the government, industrial, commercial, and consumer markets by pioneering new applications and being a "first-mover" in these markets. Having a leading position in the markets we serve allows us to secure new and continuing business while also achieving manufacturing economies of scale. Increased unit volumes work to reduce costs throughout our business, which allows us to create new products that feature lower price points. This creates a virtuous cycle whereby we are able to make advanced sensor technologies more affordable to a wide array of end-users while reducing costs. This established presence across multiple markets enhances our competitive position.

Broad Product Lines
We offer a wide array of sensor products, including infrared imaging cameras and systems, detector cores, visible-light cameras, CBRNE threat detectors, test and measurement instruments, radars, maritime electronics, and related products and solutions. Our customers can buy these products off the shelf or request a customized sensor solution. This ability to serve a variety of customers with disparate needs and specifications allows us to be successful in facilitating the use of advanced sensors in a broad range of applications. We have the ability to rapidly conceive, design, prototype, and manufacture new products to meet the evolving landscapes of the markets we serve. Our development process incorporates significant customer satisfaction and field-use data and results in the rapid creation of new features that are able to address the changing needs of the end-user. This continual evolution of our products has proven successful through our high level of customer retention and revenue and income growth.
Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2011, we have invested $707.9 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable, yield the highest expected financial return and can be marketed to multiple markets for multiple applications.
Diverse Customer Base
We sell our products to thousands of commercial and government customers for use in a variety of applications and markets worldwide. The buyers and users of our products include United States and foreign governments and government agencies, aerospace and defense contractors, electricians and tradesmen, commercial seaports, first responders, critical infrastructure operators, electrical generation and gas processing plants, heating and air conditioning technicians, building inspectors, food processors, automobile parts manufacturers, commercial and residential security providers, research and lab technicians, manufacturing companies, recreational boaters, and general commercial consumers. We believe that the diversity of our customers, end-user markets, and applications helps to mitigate fluctuations in demand from any particular customer or market. The diversity of our customers and of the end-users of sensor technologies provides us with multiple long-term growth opportunities.
Global Distribution Capabilities
Our core infrared imaging products have expanded from high-end products sold primarily to military customers and niche research firms to everyday tools providing valuable information-gathering and assessment capabilities for a multitude of industrial, government, and commercial entities and consumers. With the widening adoption of these technologies, distribution has become a key advantage to our business globally. We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, third-party representatives and distributors, independent dealers, retail outlets, application engineers, and service and training centers. Internationally, we have invested heavily to build a strong presence to sell and service our products, a key advantage in penetrating certain markets, such as foreign governments. Our sales representatives, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions, and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes. We sell in many distinct markets and have established specific sales channels for each market. We intend to continue to expand this distribution platform through internal growth and external acquisitions.
Investment in Research and Development and Intellectual Property Platform
We have invested heavily in R&D, resulting in industry-leading innovations and a robust and growing patent portfolio that is focused on our core technologies as well as many of our emerging technologies and businesses. To complement our patent portfolio, we continue to strengthen our key brands by unifying critical design features across product lines, enhancing our worldwide trademark coverage, refining our domain portfolio, and growing brand awareness through social media outlets.

Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flows. In the years ended December 31, 2015 and 2014, our net cash provided by operating activities was $275.8 million and $226.2 million, respectively. Our operating cash flows have exceeded our net earnings in each of the last five years. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2011, we have utilized approximately $245.4 million of cash for acquisitions, $799.4 million for share repurchases, $249.8 million for dividends, and $281.7 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual growth rate of approximately 16 percent.

STRATEGY
Our clear and consistent strategy has enabled strong and steady business performance while allowing expansion into areas of growth. We look to build on our leading position in advanced sensor systems by leveraging our key competitive strengths through a focused corporate strategy that will yield growth in both revenue and profitability. Key elements of the FLIR growth strategy include:
Control the corners
We seek to have strong positions in both the entry-level and high-performance price points in each market we serve. We believe this will provide us with the ability to innovate solutions throughout the full solution spectrum of each market and sell products for the broadest customer base in the market. We believe this approach has created a significant competitive advantage for many of our businesses. Our focus will remain on continuous cost reduction of sensor technology, innovative next-generation solutions for evolving customer needs, and creating virtuous cycles of demand across all of our markets.
Lower costs, increase awareness
We strive to aggressively lower the cost and increase awareness of thermal sensor technology to enable our approach to high-volume markets. The price and awareness of thermal technology have been and continue to be the barriers to broad adoption. By increasing the awareness of thermal imaging, through thoughtful and impactful marketing and solution design, we believe our customers will recognize the benefits of thermal sensing and, as prices decline, recognize the value proposition of infrared technology.
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
Brand, distribution, and innovation
We intend to grow the size and our share of the markets we participate in as well as develop markets for our technology that do not currently exist through a strong brand, broad distribution, and highly innovative products and solutions. We invest in brand development to support our goal of being the top brand in thermal sensing, and intend to expand our brand power into new arenas. We have developed and utilize both our own distribution infrastructure and that of hundreds of partners, resulting in a diverse, efficient, and effective platform for selling and delivering our products. We also leverage a strong innovation engine, built from a talented and driven employee base and a willingness to invest in high-return opportunities, to create valuable intellectual property and cutting-edge products.

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
Financial discipline
We intend to continue to operate with financial discipline in order to create value for our stakeholders. We believe that the cornerstones to financial discipline are revenue and profit growth. We are focused on growing our top-line revenues and converting that to profits for bottom-line growth. We also intend to focus on continuous improvement through creating process efficiencies, building operational scale, and utilizing robust financial controls. We believe that these factors will ultimately generate superior long-term returns on investment for our shareholders.

BUSINESS SEGMENTS
Surveillance Segment
The Surveillance segment develops and manufactures enhanced imaging and situational awareness solutions for a wide variety of military, law enforcement, public safety, and other government entities around the world. The segment also develops and sells hand-held and mounted scopes for consumers in the hunting and outdoors markets. Our solutions are used to protect borders, conduct search and rescue missions, gather intelligence, and protect critical infrastructure by providing the capability to see over long distances, day or night, through adverse weather conditions, through many obscurants, and from a wide variety of vehicle, man-portable, and fixed-installation platforms.
Surveillance infrared imaging systems typically employ cooled infrared detector and numerous other imaging technologies to identify and track objects from long distances and at high resolution. The Surveillance segment also utilizes uncooled thermal technology to enable markets where size, weight, power consumption, and cost are important considerations. Uncooled Surveillance segment products include hand-held and tripod-mount monoculars and binoculars, weapon sights, and military-vehicle vision systems. We also design and manufacture lasers and laser components, such as rangefinders, illuminators, and target markers.
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
We address our core markets through either a commercial, off-the-shelf ("COTS") model or a CDMQ model. The products we develop under the COTS model are applicable to a range of commercial and government customers and markets, including military applications. CDMQ products are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and we generally own all rights to the products and their design.
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
Surveillance and reconnaissance
High-definition thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution, frequency-modulated, continuous-wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems can be installed on fixed platforms, manned-mobile platforms, and unmanned aerial systems.
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
The Surveillance segment typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2015, the Surveillance segment had a total backlog of $309 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Surveillance segment customers generally consist of United States and foreign government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors and aircraft manufacturers. A substantial portion of Surveillance segment consolidated revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. We expect revenue outside the United States to continue to account for a significant portion of our Surveillance segment's revenue. The Surveillance segment is susceptible to some seasonality in its orders primarily based on the United States government budget year end. The result is that the third quarter tends to exhibit the largest amount of orders for our Surveillance segment. However, fiscal policy trends, increased revenue from outside the United States, budget delays, and general economic trends can overshadow this seasonality in any given year.

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

Instruments Segment
The Instruments segment develops hand-held, fixed mount, and desktop imaging and measurement products. Thermal imaging camera products detect and measure heat and surface temperature differences, offering high accuracy, sophisticated diagnostic functionality, and a product range that spans a wide price spectrum. The Instruments segment's thermal cameras and related products are utilized by a growing number of industrial plant professionals, residential construction and contracting firms, energy production workers, manufacturing equipment and production line technicians, tradesmen, and homeowners.
The Instruments segment offers a broad range of cooled and uncooled thermal products, with thermal cameras for laboratory and research and development applications; optical gas imagers for oil, power, and chemical production applications; highly ruggedized cameras for firefighters that are used for fire attack, overhaul, and search-and-rescue operations; fixed and pan-tilt thermal cameras for factory line automation and plant safety monitoring; and multiple lines of professional and mid-level thermal cameras for building analysis, predictive maintenance, and electrical systems analysis.
Under our FLIR and Extech brands, the Instruments segment provides a comprehensive line of rugged and reliable test and measurement instruments, such as moisture meters, electrical test clamp meters, power analyzers, and multi-functional meters. These measurement instruments are used to evaluate electrical and environmental factors, including voltage, sound, light, heat index, and water quality. Leveraging our low-cost thermal sensors, we augment and enhance these familiar tools used in many industrial and commercial trades with Infrared Guided Measurement ("IGM"). IGM allows users to more efficiently address issues by first discovering via a thermal image the precise area of over-heating, moisture damage, or air ingress, allowing them to then apply the relevant sensor, such as voltage, current, spot temperature, or moisture probe, at the point of concern.
Markets
Building and HVAC/R
Thermal imaging cameras are increasingly used by building and home inspectors, roofing specialists, plumbers, general contractors, and real estate firms to evaluate and measure the integrity of buildings by quickly revealing structural problems, such as air leaks and missing insulation, to help ensure efficient use of energy and other resources. Heating, ventilation, air conditioning, and refrigeration ("HVAC/R") and mechanical contractors use thermal cameras and test and measurement equipment to ensure comfort in residences and workplaces by discovering, monitoring, and documenting airflow, leaks, and temperatures in ductwork and other forms of heating/cooling distribution systems. Hand-held test and measurement tools are used to measure airflow, humidity, carbon monoxide levels, light, sound, and other environmental factors.
Electrical
Electricians and mechanical technicians utilize thermal cameras and test and measurement equipment to quickly conduct electrical diagnostics, such as identifying circuit overloads, finding loose wire connections, and measuring currents, all without having to touch dangerous components. From overheating electrical circuits to corroded connections, thermal cameras and test meters provide the diagnostic functions needed to verify correct installations, quickly trace the source of problems, and enable efficient electrical systems. Hand-held test and measurement tools are used to measure currents, voltage, resistance, continuity, and other electrical parameters.
Predictive maintenance
Thermal imaging systems are used for monitoring the condition of mechanical and electrical equipment. Such monitoring enables factory and plant maintenance technicians to quickly reveal equipment faults, manifested as hot or cold spots, so they can be repaired before they fail. This increases equipment productivity and avoids catastrophic failures or major damage, which reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, smaller size and weight, and simplicity of system operation are critical factors for this well-established market segment. Hand-held test and measurement tools are used to measure airflow, humidity, carbon monoxide levels, sound, vibration and other environmental factors.
Firefighting
Thermal imaging is a well-known technology in the firefighting market, with firefighters and first responders worldwide utilizing thermal imaging cameras for protecting their own life and saving the lives of others. Thermal imaging technology allows first responders to assess conditions of a space prior to and after entry by providing them the ability to see through most forms of smoke. This also allows them to search for people and animals and identify fire hot spots in burning buildings or smoke filled environments. Providing the ability to measure temperatures in a non-contact mode from a safe distance helps firefighters to protect themselves against dangerous phenomena like roll-overs and flash-overs.
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
Oil and gas production
Thermal imaging cameras can visualize and pinpoint certain gas leaks. In industrial, utility, and oil and gas refinery settings, optical gas imagers visually reveal plumes of gases such as SF6 (Sulfur Hexafluoride), hydrocarbons, carbon monoxide and carbon dioxide from a safe distance. Optical gas imaging cameras can continuously scan installations in remote areas or in zones that are difficult to access. Continuous monitoring allows the user to be informed when a dangerous or costly gas leak appears. Typical examples are monitoring pipelines, petrochemical industry and offshore operations.
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
Sales and Distribution
Our Instruments business has a direct sales staff and a network of distributors and retailers covering major markets worldwide, including technical and customer support staff in the United States and internationally who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers. Dedicated staffs of business development managers for the firefighting, science, optical gas imaging and automation markets assist the distribution channel with application development, technical training, and operational assistance. With a focused sales organization and specialized sales teams that serve the specific R&D market, we have been successful at building and leveraging strong relationships with various research institutes and universities worldwide.
At December 31, 2015, the Instruments segment had a total backlog of $27 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Instruments segment customers are found around the world in commercial, government, trades, educational, research, agricultural, and non-professional/consumer segments. They include utility companies, electrical contractors, building inspectors, damage restoration contractors, first responders, universities, and numerous commercial enterprises. Given the high-value nature of many of our thermography-related instruments, our thermography products’ revenues tend to be correlated with seasonal trends, in particular capital spending trends. In general, customers in markets like predictive maintenance and R&D are sensitive to the broad economy because our cameras are viewed as capital expenditure items. We expect revenue outside the United States to continue to account for more than half of our Instrument segment revenue.
Competition
The Instruments segment operates in highly competitive markets. The primary competitive factors include brand reputation, technical innovation, product breadth, functionality, quality, reliability, and price. We believe we compete successfully in these markets with our innovative products, multi-function capabilities, our high value-to-price ratio, and our service and support functions. Our current principal competitors in the Instruments segment's markets include Danaher, Testo, Seek Thermal, SATIR, OPGAL, Infratec, Guide Infrared, and Nippon Avionics for thermal imaging cameras. The test and measurement products compete with products from Danaher, Testo, Gossen Metrawatt, Textron, General Tools, Ideal Industries, and others. The firefighting camera products compete primarily with Bullard, ISG/Scott, Argus, Dräger, and MSA.

Security Segment
The Security segment provides security solutions for a multitude of applications, from home and small business monitoring to enterprise and infrastructure security. The segment develops video security solutions for use in commercial, critical infrastructure, and home security applications. These solutions include thermal and visible-spectrum cameras, digital and networked video recorders, and related video management systems ("VMS") software and video analytics software accessories that enable the efficient and effective safeguarding of assets at all hours of the day and night and during adverse weather conditions.
Our video security cameras are marketed under the FLIR brand name, for thermal and professional-grade visible spectrum cameras, and the Lorex brand name, for the consumer do-it-yourself ("DIY") and small business user. Security segment cameras come in indoor/outdoor, fixed, pan/tilt, and dome configurations, are network-ready, available with a variety of lens options, and provide analog and digital video outputs. Our MPX (Megapixel over Coax) products allow customers to upgrade security systems to high-definition resolution using an existing coax cable that may already be present, saving the time and money of rewiring their building. With our recent acquisition of DVTEL, Inc., we offer a full spectrum of end to end security systems complete with video analytics and advanced VMS capability. This acquisition also strengthens our presence in the enterprise portion of the security market. In addition, our security products comply with several industry standards, can be integrated with dozens of video management systems and video analytics providers, and are accessible remotely on Apple iOS, Android, PC, or Mac devices through our FLIR Cloud service.
Markets
Utilities
Power plants, electrical substations, and water facilities utilize visible spectrum and thermal imaging cameras to provide continuous surveillance day or night. Our cameras are integrated with video analytics to provide automated alarm notification. At electrical substations, our thermal products provide protection against materials theft and acts of sabotage, and provide notifications when connections switchgear and transformers reach dangerous operating temperatures.
Nuclear power
Recent rules from the United States Nuclear Regulatory Commission require nuclear facilities to provide continuous 24-hour surveillance, observation, and monitoring of their perimeter and control areas. Our thermal security cameras are well suited for this requirement, providing true 24/7 monitoring capability even during most adverse weather conditions.
Petrochemical
Our thermal security cameras help petrochemical facilities meet the United States Department of Homeland Security's new Chemical Facility Anti-Terrorism Standards. Thermal security cameras are highly effective in meeting the standards' requirements for monitoring a facility's perimeter, securing applicable assets, and solidifying a deter, detect, and delay strategy.
Ports and borders
Our long range thermal and visible security cameras provide "beyond the fence" situational awareness and advanced warning capabilities. Airport and border authorities around the world utilize our thermal security cameras to help keep people and equipment safe, operating day and night, in nearly all weather or lighting conditions.

Commercial and residential
FLIR’s full-spectrum security solutions offer a comprehensive line of thermal and visible cameras to protect commercial facilities. Our products are also used in a wide range of home applications that may include the use of thermal, visible or image intensified cameras as well as network video recorders and other peripheral equipment.
Sales and Distribution
Our Security segment sales organization specializes in delivering complete solutions for thermal and visible security. Our Lorex products are sold through both brick and mortar and online retail outlets. Commercial and professional-grade security products utilize direct sales, a network of independent reps, and distributors covering major markets worldwide.
At December 31, 2015, the Security segment had a total backlog of $16 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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

OEM & Emerging Markets Segment
The OEM & Emerging Markets segment develops and manufactures thermal imaging camera cores and related components. A thermal camera core is an integrated, plug-and-play camera system that includes the infrared sensor as well as the related image processing electronics and an optical lens. We offer cooled and uncooled cores that are based on long wave infrared (LWIR), mid-wave infrared (MWIR), and short wave infrared (SWIR) sensors. We also sell to third parties thermal sensors and readout integrated circuit ("ROIC") products, which are used to convert pixel-level information into digital information, essential in the design of infrared, visible, ultra violet, and X-Ray sensors.
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
The OEM & Emerging Markets segment also houses our Emerging Markets businesses, which are businesses that are identified as high-potential but do not yet have the scale to represent their own segment. Included in Emerging Markets is our Intelligent Traffic Systems business, which develops and manufactures software-enabled automotive and pedestrian monitoring and control systems, our Mobile products business, makers of thermal imaging accessories for the smartphone market, and our commercial Unmanned Aerial Systems ("UAS") business, which provides thermal cameras and cores for use on or integration into UAS systems, which are often referred to as “drones.”

Markets
OEM
We supply cooled and uncooled thermal camera cores, sensors, and ROICs on an OEM basis to an array of manufacturers of finished products in both the military and commercial spaces. These customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major applications in this segment are automotive, firefighting, UAS, military, digital X-ray, and security.
Mobile
Leveraging our ability to produce thermal sensors at a low cost and with low size, weight, and power consumption, we created a line of personal thermal imaging cameras that attach to smartphones. The mass adoption of smartphones has driven significant growth in the development of tools that extend the utility of these devices, and our FLIR ONETM products do this by empowering consumers with thermal imaging on their phones. We believe that the potential of thermal imaging as a tool for consumers provides this segment with an emerging opportunity for growth.
Intelligent Transportation
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
Sales and Distribution
We employ a direct sales force for selling and distributing our OEM cores and components, while our lower-cost cores are also available at electronics components distributors. The majority of our Mobile market sales are generated through wholesale channels, which include national and regional consumer electronics chains, large online retailers, and specialty retailers. We also sell our Mobile products directly to consumers through our own network of e-commerce websites. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations, and through licensees. A dedicated staff of business development managers for the Intelligent Traffic products assists the distribution channel, made up of traffic control systems integrators and engineering consultants, with application development, technical training, and operational assistance.
At December 31, 2015, the OEM & Emerging Markets segment had a total backlog of $140 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
Competition
While our market share in OEM cores and components is estimated to be nearly 50 percent based on independent industry research, we view the thermal OEM market as highly competitive. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product quality, product cost, and scalability of operations. We believe we are well positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our vertically-integrated operating model, our advanced R&D capabilities, and our broad product offering. Our primary competitors in the OEM space are ULIS, DRS, L-3, and BAE Systems. In Mobile products, our competitors include Seek Thermal and Opgal. In the Intelligent Traffic product space, our major competitors include Image Sensing Systems, Iteris, and Citilog.

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
Our primary product offering is multifunction navigation displays ("MFDs"). Our MFDs are designed to provide boaters visual navigation data from multiple sensors, including GPS, autopilot, sonar, and radar. We have several lines of MFD products, serving leisure and fishing boats of all sizes, in saltwater or freshwater environments. Our Dragonfly® product line addresses the MFD needs of the small-boat recreational fishermen, including kayakers and freshwater bass anglers, while our larger MFDs serve large saltwater boat end-users. We also integrate our MFDs to use and control thermal and visual cameras, onboard entertainment products, engine instruments, and data services like satellite weather. Recognizing the importance of mobile devices to boaters, we offer Wi-Fi enabled MFDs along with mobile apps that give boaters access to the MFD and sensors from anywhere on board the vessel.
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
We market our Maritime segment products under both the FLIR and Raymarine brands. FLIR-branded maritime products consist of thermal cameras designed for recreational, commercial, and first-responder vessels. The Raymarine line of marine electronics is designed and marketed primarily to recreational boaters and light-commercial customers.
Markets
Recreational Boating
The recreational boating market, which represents the majority of our sales, is comprised of fresh and saltwater fishing, sport/cruising, and sailing. Our core MFD products are engineered to address the needs of all three segments. We also develop products specifically for strategic markets and customers, such as Dragonfly® sonars for freshwater fishermen, wind instruments for sailors, and vessel automation for boat builders.
Commercial Maritime
The commercial maritime market is comprised of light commercial, heavy commercial, and light-defense segments. We address these commercial markets with both our thermal maritime cameras and our marine electronics systems.
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

At December 31, 2015, the Maritime segment had a total backlog of $28 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
Our Maritime segment also supplies thermal cameras to maritime first responders and maritime law enforcement organizations around the globe, including the United States Coast Guard. Our cameras are used by marine divisions of city fire and police departments along with local fish and wildlife enforcement organizations.
Competition
Our Maritime segment operates in a highly competitive market for marine electronics. Like consumer electronics, delivering innovative features and lower price points are critical to the success of our marine electronics products. Consumers typically purchase marine electronics as a system of products from one brand, so it is critical that we deliver a competitive offering in each of our product lines. Our primary marine electronic competitors include Garmin, Navico, Furuno, and Humminbird.

Detection Segment
Our Detection segment develops and manufactures field-ready sensor instruments and integrated platform solutions for the accurate detection, identification, classification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications.
Detection segment solutions combine multi-threat detection and identification technologies into single hand-held or desktop instruments. Product lines include hand-held and fixed radiation detectors, hand-held and desktop explosives trace detectors, desktop and portable mass spectrometers, and continuous air monitoring devices for aerosolized biological threats and disclosure sprays. The segment also manufactures integrated systems of multiple pieces of equipment to create turn-key solutions used by first responders for the detection, identification, sample collection, decontamination, marking, and hazard reporting of CBRNE threats.
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
The Detection segment leverages an established technical R&D organization that enables the business to offer smart, simple, and reliable products that meet the evolving needs of government and commercial security providers. With many years of experience working in collaboration with multiple government agencies, the Detection segment has developed relationships with various government decision-makers and has substantial knowledge of the governmental procurement process.
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
Sales and Distribution
The Detection segment sells products worldwide primarily through a combination of a direct sales force and a distributor network, but also utilizes third-party sales representatives, value-added resellers, and systems integrators. With a centralized sales organization and specialized sales teams that serve specific markets, we have been successful at building and leveraging strong relationships with key decision-makers at various government agencies and commercial entities. Some Detection segment products are designed as components or sub-systems that are incorporated into third-party products or systems.
The Detection segment derives a portion of its revenue, approximately 13 percent in 2015, from funding received from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded R&D efforts.
At December 31, 2015, the Detection segment had a total backlog of $82 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
The Detection segment sells its products, systems, and services to a broad base of federal, state, and local government customers, to all branches of the United States military, foreign militaries, private sector businesses and commercial ports both in the United States and internationally. Using a regionally deployed sales force, the business sells to agencies of the United States government, such as the Departments of Homeland Security, Defense, and Energy, as well as the Transportation Security Administration, the Federal Bureau of Investigation, NASA, the Secret Service, the Coast Guard, and agencies of multiple state and local governments in the United States. Similar to our Surveillance segment, the Detection segment experiences some seasonality in its orders due to the United States government budget year end.
Competition
The markets in which the Detection segment competes are dynamic and highly competitive. Success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. The Detection segment competes in various markets with companies such as Agilent Technologies, Canberra Industries, Safran, SAIC, Smiths Detection, Thermo Fisher Scientific, and United Technologies.

SALES, MARKETING, CUSTOMER SUPPORT AND TRAINING
Our sales and distribution organization covers the world with a combination of direct sales, third-party representatives and distributors, system integrators, independent dealers, retail outlets, application engineers, and service and training centers. Internationally, we have invested heavily to build a strong presence to sell and service our products, a key advantage in penetrating certain markets, such as foreign governments. Our sales representatives, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions, and applications. We also continuously update our training programs to incorporate technological and competitive shifts and changes. We sell in many distinct markets and have established specific sales channels for each market.
Our primary marketing activities include online advertising, participating in trade shows, partner sponsorships, optimizing our website for search keywords so that prospects searching for imaging and sensing solutions online find FLIR quickly, press releases about new products and company developments, social media outreach, and cooperative advertising.
We offer a strong product warranty coupled with responsive support accessible via phone, web, and e-mail, and our localized support locations for high-end systems helps us stand out in our markets.

Our Infrared Training Center ("ITC") offers training, certification, and re-certification in all aspects of thermography, including specialized instruction in building diagnostics, roofing, electrical, mechanical, research and science, and optical gas imaging. Online courses cover the basics of thermal camera operation and reporting software. The ITC is also the premier sponsor of InfraMation, thermal imaging’s leading users conference which is typically held annually.

MANUFACTURING
We manufacture many of the critical components for our products, including but not limited to infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems, and micro-coolers, and develop much of the software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs, and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, coolers and optics, circuit boards, cables, and wire harnesses. These purchased and manufactured components are then assembled into finished systems and tested at one of our primary production facilities located in the United States, Sweden, Estonia, and Canada. Certain components and finished goods, including some of our visible-spectrum cameras, test and measurement products and maritime electronics, are produced by contract manufacturers.
Our manufacturing operations are, from time to time, audited by certain customers, which include several major aircraft manufacturers, and have been certified as meeting their quality standards. Substantially all of our manufacturing locations are either ISO 9001:2000 or :2008 certified with certain locations having higher certifications.

INTELLECTUAL PROPERTY
To support our focus on being an innovation leader in our key markets and protect our proprietary information, we rely on a combination of patent, trademark, copyright, and trade secret rights, a strong Internet domain presence, confidentiality agreements, joint development agreements, and contractual provisions. Over the past several years we have intensified our efforts to protect our innovations through increased United States and international patent filings, and to strengthen our core brands through thoughtful trademark procurement and domain portfolio refinement. We will continue to actively develop our intellectual property and intend to emphasize initiatives that will further promote innovation and leadership in marketable technologies. We cannot, however, be certain or give any assurance that we can secure patent or trademark protection on all our innovations, maintain our competitive advantage or that competitors will not develop similar or superior capabilities.

GOVERNMENT REGULATION
Thermal technology is controlled for export, re-export and retransfer by the United States government. Depending on the technology, the export of infrared products may be controlled by the United States Department of State or the Bureau of Industry and Security. In general, the more sophisticated the technology and the higher the performance of the product, the more restrictive are the licensing requirements. Licensing requirements differ from country to country, end user to end user and differ with product performance and field of intended use. The export of some of our products are controlled by the International Traffic and Arms Regulation ("ITAR").
As a United States government supplier, we must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. If we fail to comply with these rules and regulations, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently.

EMPLOYEES
As of December 31, 2015, we had 3,003 employees of which 1,726 were located in the United States and 1,277 located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing, and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are generally good.

ENVIRONMENTAL MATTERS
Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal and remediation of certain materials, substances, and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements. We have also assessed the risk for environmental contamination for our various manufacturing facilities, including our acquired businesses and facilities and, where appropriate, have obtained indemnification from the sellers of those businesses and facilities.
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

Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2015, 2014 and 2013, approximately 20 percent, 20 percent and 24 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
Substantial uncertainty exists in the spending levels and priorities of the United States government, particularly with respect to military expenditures. Continued and further reductions in military spending could have a material adverse effect on our results from operations.
As a United States government supplier, we are subject to a number of procurement rules and regulations
Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. In addition, violations of unrelated laws and statutes can lead to debarment and other penalties. If we fail to comply with procurement rules and regulations and other laws and statutes, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently. An adverse action by the United States government could also result in lost sales to non-governmental customers who might disqualify us as a result of such adverse action.
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
We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2015, our intangible assets, including goodwill, totaled $737.6 million and represented approximately 31 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2015, 2014 and 2013, international sales accounted for 47 percent, 49 percent and 50 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental licensing restrictions and controls impacting our technology and products;

•	restrictions and prohibitions on the export of technology and products;

•	trade restrictions;

•	difficulty in collecting receivables and governmental restrictions with respect to currency;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	restrictions on repatriation of earnings;

•	restriction on the importation and exportation of goods and services;

•
risks, costs, impacts and obligations associated with the United States Foreign Corrupt Practices Act ("FCPA"), and other anti-bribery and anti-corruption laws applicable to us, and costs and penalties from violations of such laws and related regulations;

•	difficulties in staffing and managing international operations; and

•	political and economic instability.

No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations. Furthermore, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Although we have implemented policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and may provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could have a material adverse affect on our financial position, results of operations, or cash flows.

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
We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export and other licenses are required from United States government agencies under the ITAR, the Export Administration Act, the Trading with the Enemy Act of 1917, and the Arms Export Control Act of 1976 and other similar laws and regulations for the sale, use and export of many of our products. We can give no assurance that we will be successful in obtaining these licenses. The aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, and heightened tensions with other countries (which shift and evolve over time), has led to heightened government scrutiny of export licenses for products in our markets and has resulted in lengthened review periods for our license applications, including in countries where we have historically made significant sales. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and could have a material adverse effect on our business, financial condition and results of operations.
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

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular fiscal quarter;

•	the size and timing of new contract awards;

•	the timing of the release of government funds for procurement of our products; and

•	the timing of orders and shipments within a given fiscal quarter.

Seasonal fluctuations in our operating results result from:

•	the seasonal pattern of contracting by the United States government and certain foreign governments;

•	the desire of customers to take delivery of equipment prior to fiscal year ends due to funding considerations; and

•	the tendency of commercial enterprises to fully utilize annual capital budgets prior to expiration.

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
Risks, Uncertainties and Other Factors Related to Our Technology and Intellectual Property
Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business
Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold worldwide patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the markets we serve, there can be no assurance that we will be able to maintain our competitive advantage or that our competitors will not develop capabilities equal or superior to ours.
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

Our business could be negatively impacted by cybersecurity threats and other security threats and technology disruptions
We face certain security threats and technology disruptions, including threats to our information technology infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats to the physical security of our facilities and employees, threats of terrorism events, and failures of our technology tools and systems. We are subject to laws and rules issued by various agencies concerning safeguarding and maintaining infrastructure and physical security and information confidentiality. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, for which we face similar security threats as for our own. In particular, cybersecurity threats-which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches-are persistent and evolve quickly. Such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and may contain open source and third party software which may unbeknownst to us contain defects or viruses that pose unintended risks to our customers. These risks if not effectively mitigated or controlled could materially harm our business or reputation. While we believe that we have implemented appropriate measures and controls, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.
We require user names and passwords in order to access our information technology systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. These security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. These security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise impact the use of our information technology systems. Moreover, if a security breach of our information technology system affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation and potential liability.
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
We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
We have made ten acquisitions of various sizes in the past five years. The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
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
We may not be able to refinance our indebtedness on favorable terms, if at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.

Our ability to refinance indebtedness, including the Notes which we expect to refinance in 2016, will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness, including the Notes, could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.

Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, including in the United States and in foreign jurisdictions. For example, in January 2016, the European

Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on “state aid.” As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, which we expect to include one of our Belgian subsidiaries regarding the amount of taxes applicable to us during a three year period ending in July 2015. Negotiations are ongoing between the Belgian Government and the European Commission to agree on a methodology to calculate the applicable amounts for each company impacted by the decision. Furthermore, the decision may be appealed before the General Court of the European Union by the Belgian Government and by companies which are directly affected by the decision. Although no demand for payment or other official notice has been received by us to date, we are currently reviewing the matter, including the potential impact to the 2016 tax provision, and expect to take actions necessary to preserve our rights, including reducing or eliminating the amount determined to be “state aid.” We expect that the ultimate amount owed, if any, will be determined after litigation and/or negotiation and such amount could be material.
Our future effective tax rate may be adversely affected by a number of additional factors including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2015, we conducted manufacturing, research and development, and sales and administration in 79 facilities worldwide. Of these, we owned 7 facilities with approximately 713 thousand square feet and leased 24 facilities with approximately 330 thousand square feet in the United States, and we owned 7 facilities with approximately 330 thousand square feet and leased 41 facilities with approximately 291 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
North Billerica (Boston), Massachusetts	133	—
Täby (Stockholm), Sweden	205	—
Elkridge (Baltimore), Maryland	—	109
Nashua, New Hampshire	140	—
Tallinn, Estonia	46	—
Markham (Toronto), Ontario, Canada	27	—
Goleta (Santa Barbara), California	169	—
Fareham (Portsmouth), United Kingdom	63	—
Stillwater, Oklahoma	—	35
Meer (Antwerp), Belgium	—	12
Other	106	465
Total	1,043	621
Our reportable segments operate out of facilities as follows:
Surveillance: Wilsonville, Oregon; North Billerica, Massachusetts; Täby, Sweden; Elkridge, Maryland; and 14 facilities in the United States and 7 facilities located outside the United States.
Instruments: Täby, Sweden; Nashua, New Hampshire; Tallinn, Estonia; and 2 facilities in the United States and 19 facilities located outside the United States.
Security: Markham, Ontario, Canada and 1 facility in the United States and 19 facilities outside the United States.
OEM & Emerging Markets: Goleta, California and 1 facility in the United States and 13 facilities located outside the United States.
Maritime: Fareham, United Kingdom and 1 facilities in the United States and 18 facilities located outside the United States.
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

	2015		2014
	High	Low	High	Low
First Quarter	$33.97	$29.80	$36.00	$29.00
Second Quarter	31.93	30.09	37.23	33.42
Third Quarter	31.99	27.06	35.14	31.34
Fourth Quarter	30.56	26.01	34.32	28.36
At December 31, 2015, there were approximately 92 holders of record of our common stock and 137,350,023 shares outstanding. During the year ended December 31, 2014, we paid dividends quarterly at the rate of $0.10 per share for a total of $56.5 million. During the year ended December 31, 2015, we paid dividends quarterly at the rate of $0.11 per share for a total of $61.4 million. We currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2010, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	2010	2011	2012	2103	2014	2015
FLIR Systems, Inc.	$100.00	$84.99	$76.66	$104.73	$113.81	$100.29
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Electronic Equipment Instruments & Components Index	100.00	76.14	85.71	121.71	149.77	139.59
During 2015, we repurchased approximately 4.2 million shares for a total of approximately $123.2 million. The following table summarizes our 2015 common stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2015 Under the Plans or Programs
May 1 to May 31, 2015	1,000,000	$31.43	1,000,000
August 1 to August 31, 2015	970,869	$28.74	970,869
September 1 to September 30, 2015	1,198,000	$28.42	1,198,000
December 1 to December 31, 2015	1,000,000	$29.81	1,000,000
Total	4,168,869	$29.55	4,168,869	10,831,131

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. All shares of our common stock repurchased in 2015 were repurchased under authorization by our Board of Directors, granted on February 5, 2015, pursuant to which we were authorized to repurchase up to 15.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization will expire on February 5, 2017.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,557,067	$1,530,654	$1,496,372	$1,405,358	$1,544,062
Cost of goods sold	803,506	780,281	759,362	670,174	714,743
Gross profit	753,561	750,373	737,010	735,184	829,319
Operating expenses:
Research and development	132,892	142,751	147,696	137,354	147,177
Selling, general and administrative	313,544	331,995	322,739	292,500	368,947	(1)
Restructuring expenses	1,361	16,383	25,832	2,000	—
Total operating expenses	447,797	491,129	496,267	431,854	516,124
Earnings from operations	305,764	259,244	240,743	303,330	313,195
Interest expense	14,086	14,593	14,091	11,659	5,487
Interest income	(1,167)	(1,405)	(1,058)	(1,582)	(1,273)
Other (income) expense, net	(12,601)	(3,473)	(1,276)	1,341	(2,098)
Earnings from continuing operations before income taxes	305,446	249,529	228,986	291,912	311,079
Income tax provision	63,760	49,268	51,971	66,556	88,427
Earnings from continuing operations	241,686	200,261	177,015	225,356	222,652
Loss from discontinued operations, net of tax	—	—	—	(2,958)	(1,178)
Net earnings	$241,686	$200,261	$177,015	$222,398	$221,474
Basic earnings per share:
Continuing operations	$1.73	$1.42	$1.24	$1.49	$1.41
Discontinued operations	—	—	—	(0.02)	(0.01)
Basic earnings per share	$1.73	$1.42	$1.24	$1.47	$1.40
Diluted earnings per share:
Continuing operations	$1.72	$1.39	$1.22	$1.47	$1.38
Discontinued operations	—	—	—	(0.02)	(0.01)
Diluted earnings per share	$1.72	$1.39	$1.22	$1.45	$1.38
_______________
(1) Selling, general and administrative expenses for 2011 include the payment of a $39.0 million litigation settlement.

	December 31,
	2015	2014 (As reclassified)	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Working capital	$702,169	$990,771	$1,033,216	$923,679	$1,000,339	(2)
Total assets	2,406,400	2,349,311	2,343,359	2,190,655	2,149,114	(2)
Short-term debt	264,707	15,041	15,064	374	136
Long-term debt, excluding current portion	93,750	357,986	372,528	248,319	247,861
Total shareholders’ equity	1,649,515	1,609,773	1,613,380	1,599,901	1,579,029

Other Financial Data:
Cash dividends declared per common share	$0.44	$0.40	$0.36	$0.28	$0.24
(2) Working capital and total assets for 2014 have been adjusted for reclassification of deferred tax assets related to the adoption of Accounting Standards Update No. 2015-17. See Note 1 to the Consolidated Financial Statements in Item 8 for further information. 2011, 2012 and 2013 were not adjusted.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations is prepared and reported based on our reporting structure of six operating segments. For a more detailed description of our segments, see "Business Segments" within Item 1.
International revenue accounted for approximately 47 percent, 49 percent and 50 percent of our revenue in 2015, 2014 and 2013, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, and primarily due to the United States dollar strengthening in 2015, there was a meaningful impact on our results of operations in 2015, including a reduction of approximately $63 million in revenue and reductions in the carrying values of our foreign net assets when translated from foreign currencies to United States dollars.
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill, warranty obligations, contingencies and income taxes on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title and risk of loss to the customer as indicated by the contractual terms and fulfillment of all significant obligations.
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
We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2015, our accounts receivable balance of $326.1 million is reported net of allowances for doubtful accounts of $6.9 million. We believe our reported allowances at December 31, 2015 are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2015, our inventories of $393.1 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
Goodwill. Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level during the third quarter of each year, or whenever events or circumstances indicate that the carrying value of these assets may exceed their fair value. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If there are indicators that goodwill has been impaired we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value of a reporting unit exceeds its fair value. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded. Our impairment test in the current year did not indicate an impairment of goodwill in any of our reporting units.

Product warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to record warranty liabilities at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $16.5 million at December 31, 2015 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.
Contingencies. We are subject to the possibility of loss contingencies arising in the normal course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals and disclosures should be adjusted.
Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2015, we have determined that a valuation allowance against our deferred tax assets of $2.6 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. While we believe the positions we have taken are appropriate, we have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by the tax authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled, using information that is available at the reporting date. We review the tax reserves as circumstances warrant and adjust the reserves as changes in available facts arise that affect our potential liability for additional taxes.

Consolidated Operating Results
The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.6	51.0	50.7
Gross profit	48.4	49.0	49.3
Operating expenses:
Research and development	8.5	9.3	9.9
Selling, general and administrative	20.1	21.7	21.6
Restructuring expenses	0.1	1.1	1.7
Total operating expenses	28.8	32.1	33.2
Earnings from operations	19.6	16.9	16.1
Interest expense	0.9	1.0	0.9
Interest income	(0.1)	(0.1)	(0.1)
Other (income) expense, net	(0.8)	(0.2)	(0.1)
Earnings before income taxes	19.6	16.3	15.3
Income tax provision	4.1	3.2	3.5
Net earnings	15.5%	13.1%	11.8%
_______________

(1)	Totals may not recompute due to rounding.

The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2015, 2014 and 2013. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Revenue. Revenue for 2015 totaled $1,557.1 million, an increase of 1.7 percent from 2014 revenue of $1,530.7 million. Year over year revenue growth was primarily due to increases in our Security and Detection segments, partially offset by declines in our Surveillance, Instruments, OEM & Emerging Markets, and Maritime segments. The revenue increase was negatively impacted by year over year changes in foreign currency rates, particularly in our Instruments and Maritime segments. On a constant currency basis, revenue for 2015 would have been an increase of approximately 5.8 percent over 2014 revenue.
Revenue for 2014 totaled $1,530.7 million, an increase of 2.3 percent over 2013 revenue of $1,496.4 million. Most of our operating segments reported increases in year over year revenues. Revenue from the United States government customers declined by $44.5 million from 2013 to 2014.
International revenue in 2015 totaled $734.2 million, representing 47.2 percent of revenue. This compares with international revenue in 2014 which totaled $747.0 million, representing 48.8 percent of revenue, and $740.7 million in 2013, representing 49.5 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the years ended December 31, 2015 and 2014 was $803.5 million and $780.3 million, respectively. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix.
Cost of goods sold in 2014 was $780.3 million, compared to cost of goods sold of $759.4 million in 2013. The year over year increase in cost of goods sold primarily relates to the higher year over year revenues and changes in product mix. For the years ended December 31, 2014 and 2013, cost of goods sold included $0.6 million and $1.7 million, respectively, of inventory write downs related to our restructuring activities.
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
Gross profit. Gross profit for the year ended December 31, 2015 was $753.6 million compared to $750.4 million in 2014. Gross margin, defined as gross profit divided by revenue, decreased slightly from 49.0 percent in 2014 to 48.4 percent in 2015 primarily due to changes in product mix and the negative impact of year over year changes in foreign currency rates.
Gross profit for the year ended December 31, 2014 was $750.4 million compared to $737.0 million in 2013. Gross margin decreased from 49.3 percent in 2013 to 49.0 percent in 2014.
Research and development. Research and development expenses were $132.9 million, or 8.5 percent of revenue, in 2015, compared to $142.8 million, or 9.3 percent of revenue, in 2014, and $147.7 million, or 9.9 percent of revenue, in 2013.
We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.
Selling, general and administrative expenses. Selling, general and administrative expenses were $313.5 million, or 20.1 percent of revenue, in 2015 compared to $332.0 million, or 21.7 percent of revenue, in 2014 and $322.7 million, or 21.6 percent of revenue, in 2013. The decrease in selling, general and administrative expenses in 2015 compared to 2014 was primarily due to a $15.6 million decrease in corporate expenses primarily related to 2014 legal expenses incurred for litigation matters and costs of a regulatory settlement. The increase in selling, general and administrative expenses in 2014 compared to 2013 was primarily due to increases in marketing spending and a $13.8 million increase in corporate expenses due to the 2014 factors previously mentioned. While selling, general and administrative expenses may be affected in the future by acquisitions with different cost structures, we anticipate selling, general and administrative expenses to increase at a slower rate than revenue in our existing businesses.

Restructuring expenses. During the years ended December 31, 2015, 2014 and 2013, we recorded net pre-tax restructuring expenses totaling $1.4 million, $17.0 million and $27.5 million, respectively. Of the restructuring expenses recorded in 2014, $16.4 million was recorded in operating expenses and $0.6 million was recorded in costs of goods sold. Of the restructuring expenses recorded in 2013, $25.8 million was recorded in operating expenses and $1.7 million was included in costs of goods sold. In the fourth quarter of 2013, we initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to larger facilities. We also consolidated our optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. The benefits from these actions are reflected in our operating results. As of December 31, 2015, we have completed the majority of the actions in our realignment plan.
Interest expense. Interest expense totaled $14.1 million, $14.6 million and $14.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense is primarily attributable to the $250 million aggregate principal amount of 3.75 percent senior unsecured notes due September 1, 2016 and the amortization of the costs related to the issuance of the notes and the $150 million term loan that was drawn on April 5, 2013.
Other (income) expense, net. Other income totaled $12.6 million, $3.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in other income during the year ended December 31, 2015 is primarily attributed to the gain on the sale of our cost basis investment in a private technology company.
Income taxes. Our income tax provision was $63.8 million, $49.3 million and $52.0 million in 2015, 2014 and 2013, respectively. The effective tax rates for 2015, 2014 and 2013 were 20.9 percent, 19.7 percent and 22.7 percent, respectively. The mix in taxable income between our United States and international operations has a significant impact on our annual income tax provision and effective tax rates. Our effective tax rate is lower than the United States federal tax rate of 35 percent because of lower foreign tax rates, the effect of foreign, federal and state tax credits and other discrete items. In 2015, the discrete items included a $12.1 million release of a previously recorded tax valuation allowance, and in 2014, the discrete items included a $9.4 million release of previously recorded unrecognized tax benefits that were no longer required due to closure of the applicable statute. We expect the effective tax rate for 2016 to be approximately 26 percent excluding discrete items.
At December 31, 2015, we had United States tax net operating loss carry-forwards totaling approximately $4.6 million which expire between 2019 and 2031. In addition, we have various state net operating loss carry-forwards totaling approximately $39.2 million which expire between 2016 and 2033. The federal and state net operating losses were primarily generated by ICx Technologies, Inc. prior to being acquired by us in 2010. Finally, we have various foreign net operating loss carry-forwards totaling approximately $71.1 million, a portion of which expire between 2018 and 2033 and a portion of which have an indefinite carry-forward period.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2015, we have determined that a valuation allowance against our deferred tax assets of $2.6 million is required, primarily related to certain acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which the Company expects to impact one of its subsidiaries covering a three-year period which concluded with the expiration of an agreement in July 2015. Negotiations are ongoing between the Belgian Government and the European Commission to agree on a methodology to calculate the applicable amounts for each company impacted by the decision. Although the Company has not received a request for payment or other official notice, the Company has evaluated the potential impact of the European Commission's decision in accordance with FASB ASC Topic 740, "Income Taxes," noting the recent decision could significantly increase the Company's unrecognized tax benefits within the next twelve months. However, due to the ongoing negotiations and uncertainty surrounding the calculation methodology and litigation process, the Company is currently unable to estimate the range of the potential increase. While the Company is unable to estimate the range of potential impact on unrecognized tax benefits, such impact could be material to the 2016 tax provision.

Segment Operating Results
We have six operating segments. Effective January 1, 2015, the Personal Vision Systems Product line was transferred from the OEM & Emerging Markets segment to the Surveillance segment. The results for those two segments for the years ended December 31, 2014 and 2013 have been reclassified to conform to the presentation for the year ended December 31, 2015. The following discusses the operating results of each of our segments for that three year period.
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2015	2014	2013
		(as reclassified)	(as reclassified)
Revenue	$503.0	$520.0	$554.6
Earnings from operations	145.6	127.2	135.6
Operating margin	29.0%	24.5%	24.4%
Backlog	309	297	282
Surveillance revenue decreased by 3.3 percent in 2015 compared to 2014, primarily due to the continued reductions in demand from United States government funded customers and decreases in airborne and integrated systems product line revenues, partially offset by an increase in revenues in the land product line. Earnings from operations increased by 14.5 percent primarily due to lower operating expenses and higher gross margins, partially offset by the decrease in revenues. During the year ended December 31, 2015, Surveillance had restructuring charges of $0.2 million, compared to $5.2 million in 2014.
Revenue decreased by 6.2 percent in 2014 compared to 2013, primarily due to the reductions in demand from United States government funded customers. Earnings from operations decreased by 6.1 percent primarily due to the lower revenues, partially offset by cost savings generated as a result of restructuring activities. In 2013, Surveillance had restructuring charges of $5.4 million.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2015	2014	2013
Revenue	$347.5	$354.1	$337.5
Earnings from operations	112.4	99.0	81.1
Operating margin	32.3%	27.9%	24.0%
Backlog	27	35	27
Instruments segment revenue for the year ended December 31, 2015 decreased by 1.9 percent compared to the year ended December 31, 2014. The year over year decrease in revenue was primarily due to a revenue decline in the Americas region, partially offset by an increase in the Asia Pacific region; on a product line basis, declines in our higher end thermography and in our optical gas imaging product lines were partially offset by increases in our science, test and measurement, and fire product lines. Revenues for the year ended December 31, 2015 were also negatively impacted by year over year changes in currency exchange rates. On a constant currency basis, Instruments revenues in 2015 increased by 4.9 percent compared to 2014. The increase in earnings from operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to lower restructuring expenses and costs savings associated with restructuring activities. As a large portion of segment expenses are incurred in Europe, the segment experienced a favorable impact on its operating expenses from the changes in foreign currency rates which largely offset the associated decline in revenues in that region. During the year ended December 31, 2015, Instrument had restructuring charges of $1.2 million compared to $11.0 million in the year ended December 31, 2014.

Instruments segment revenue for the year ended December 31, 2014 increased by 4.9 percent, compared to the year ended December 31, 2013. The year over year increase in revenue is primarily due to increased deliveries in most geographic regions and across most product lines, particularly for products introduced late in 2013 and in 2014. The increase in earnings from operations for the year ended December 31, 2014 compared to 2013 is primarily due to higher revenues, lower restructuring expenses and cost savings generated from those restructuring activities. During 2013, the segment incurred restructuring charges of $15.5 million.

Security
Security operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2015	2014	2013
Revenue	$226.6	$179.1	$141.0
Earnings from operations	28.1	24.9	17.3
Operating margin	12.4%	13.9%	12.3%
Backlog	16	18	10
Security segment revenue for the year ended December 31, 2015 increased by 26.5 percent over the year ended December 31, 2014. The increase was primarily due to increased deliveries across all product families and in the Americas and Europe geographic regions. The increase of earnings from operations of 13.1 percent was primarily due to the increase in revenues, partially offset by increases in sales and marketing support operating expenses.
Security segment revenue for the year ended December 31, 2014 increased by 27.0 percent compared to the prior year primarily due to increased deliveries in all product families and expanded distribution. The increase in earnings from operations in 2014 of 43.4 percent over 2013 was primarily due to the increase in year over year revenues, partially offset by increased marketing, customer technical support and product development expenses. The increase in backlog was primarily due to an increase in orders from international customers which often have longer delivery times.

OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2015	2014	2013
		(as reclassified)	(as reclassified)
Revenue	$186.7	$199.1	$184.0
Earnings from operations	41.1	50.2	39.3
Operating margin	22.0%	25.2%	21.3%
Backlog	140	129	129
OEM & Emerging Markets segment revenue decreased by 6.2 percent in 2015 compared to 2014, primarily due to the loss of approximately $8.8 million in 2014 revenue from our former optical components group which was sold in August 2014 and the negative impacts of changes in currency exchange rates. Earnings from operations declined in 2015 compared to 2014 primarily due to the decrease in revenue and lower gross margins, partially offset by lower operating expenses.
Revenue increased by 8.2 percent in 2014 compared to 2013, primarily due to increased deliveries to customers in the United States, particularly of uncooled camera cores and newly introduced mobile accessories. Earnings from operations increased by 28.0 percent due to the increase in revenues and cost savings from restructuring activities.

Maritime
Maritime operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2015	2014	2013
Revenue	$177.9	$192.6	$189.1
Earnings from operations	13.6	24.5	22.3
Operating margin	7.6%	12.7%	11.8%
Backlog	28	17	11

Maritime segment revenue for the year ended December 31, 2015 decreased by 7.6 percent compared to 2014 primarily due to the negative impact of year over year changes in currency exchange rates in the Europe and Asia Pacific regions. On a constant currency basis, 2015 revenue increased by 2.2 percent compared to 2014. Since the majority of the segment's costs of goods sold are incurred in United States dollars, those costs did not receive the favorable impact of changes in currency exchange rates. Consequently, the decrease in earnings from operations in 2015 compared to 2014 was primarily due to the revenue decline.
Maritime segment revenue for the year ended December 31, 2014 increased by 1.9 percent compared to the same period of 2013 primarily due to higher deliveries in Europe and year over year unit volume increases from Raymarine-branded product lines.

Detection
Detection operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2015	2014	2013
Revenue	$115.3	$85.7	$90.2
Earnings from operations	26.9	11.0	8.9
Operating margin	23.3%	12.8%	9.9%
Backlog	82	51	30
Detection segment revenue for the year ended December 31, 2015 increased by 34.5 percent compared to the prior year. The increase in revenue was primarily due to increased deliveries of our CBRNE threat response systems and related spare parts and services against orders received in the second half of 2014 on a large program with the United States government. The increase in earnings from operations and operating margin were primarily due to the increases in revenues and higher gross margins. The increase in backlog was primarily due to additional orders for our CBRNE threat response systems that were received in the first and fourth quarters of 2015.
Detection segment revenue for the year ended December 31, 2014 decreased by 5.0 percent compared to 2013. The decline in year over year revenue in 2014 compared to 2013 was primarily due to reduced deliveries to United States customers across most product lines. The increase in earnings from operations in 2014 was primarily due to realizing the benefit in 2014 from restructuring measures taken in 2013. The increase in backlog was due to a large contract with the United States government that had deliveries in 2015.

Liquidity and Capital Resources
At December 31, 2015, we had a total of $472.8 million in cash and cash equivalents, $129.6 million of which was in the United States and $343.2 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2014 of $531.4 million, of which $164.1 million was in the United States and $367.3 million at our foreign subsidiaries. We intend to indefinitely reinvest the cash at our foreign subsidiaries in operations and other activities outside the United States. The decrease in cash and cash equivalents in 2015 was primarily due to $123.2 million spent for the repurchase of our common stock, $92.3 million spent on the acquisition of DVTEL, Inc., $68.2 million spent on capital expenditures and dividends paid of $61.4 million, partially offset by cash provided from operations of $275.8 million.
Cash provided by operating activities in 2015 totaled $275.8 million compared to $226.2 million in 2014 and $355.0 million in 2013. The increase in cash provided from operations in 2015 compared to 2014 was primarily due to the increase in net earnings. The decrease in cash provided from operations in 2014 compared to 2013 was primarily related to lower net collections of accounts receivable.
Cash used for investing activities for the year ended December 31, 2015 totaled $134.8 million, consisting of $92.3 million, net of cash acquired, for the acquisition of DVTEL, Inc. and capital expenditures of $68.2 million, partially offset by $25.6 million of proceeds from the sale of an investment in a third party. Cash used for investing activities for the year ended December 31, 2014 totaled $49.3 million, consisting of capital expenditures of $61.3 million, offset by $12.0 million of proceeds from the sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics. Capital expenditures in 2015 and 2014 included $33.0 million and $19.1 million, respectively, for building improvements for our new facility in Goleta, California. Cash used for investing activities for the year ended December 31, 2013 totaled $72.1 million, primarily consisting of capital expenditures of $52.1 million and $20.1 million for business acquisitions. Capital expenditures in 2013 included equipment purchases in the OEM & Emerging Markets segment related to the development of our new Lepton camera core.
Cash used by financing activities for the years ended December 31, 2015 and 2014 totaled $166.5 million and $152.0 million, respectively, primarily consisting of the repurchase of shares of our common stock and the payment of dividends, partially offset by proceeds from shares issued pursuant to stock-based compensation plans. Cash used in financing activities for the year ended December 31, 2013 totaled $66.1 million, primarily consisting of the payment of dividends and repurchases of our common stock, offset by net borrowings of $138.8 million against our term loan facility.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $150 million at any time prior to April 5, 2018. The Credit Agreement allows us to borrow in United States dollars, euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which ranges from 0.25 percent to 0.40 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio with which we were in compliance at December 31, 2015. The five-year revolving line of credit available under the Credit Agreement and the term loan facility thereunder are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility, electing one-month LIBOR as the basis for the interest rate. Interest is accrued at LIBOR plus the scheduled spread and is paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At December 31, 2015, the effective interest rate on the term loan was 2.49 percent per annum. Principal payments on the term loan of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment on the term loan including any accrued interest due on April 5, 2019.
At December 31, 2015, we had no revolving loans outstanding under the Credit Agreement and the commitment fee on the amount of unused revolving credit was 0.30 percent per annum. We had $30.1 million and $44.0 million of letters of credit outstanding under the Credit Agreement at December 31, 2015 and 2014, respectively, which reduced the total available revolving credit under the Credit Agreement.

On August 19, 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the "Notes"). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semi-annually in arrears on March 1 and September 1. The proceeds from the Notes have been used for general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of our common stock. We expect to refinance these Notes in 2016.
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
We believe that our existing cash combined with the cash we anticipate generating from operating activities, and our available credit facilities and financing available from other sources, including the expected refinancing of our Notes, will be sufficient to meet our cash requirements for the next twelve months. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Off-Balance Sheet Arrangements
As of December 31, 2015, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2015, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$372,001	$273,824	$34,013	$64,163	$—
Operating leases	14,246	5,148	6,078	2,601	419
Licensing rights	1,650	550	1,100	—	—
Post-retirement obligations	12,503	432	816	784	10,471
Other obligations	6	5	1	—	—
	$400,406	$279,959	$42,008	$67,548	$10,890
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its unrecognized tax benefits of $15.0 million and, therefore, has not included the unrecognized tax benefits in the table of significant contractual obligations as of December 31, 2015. For further detail on unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements in Item 8. We did not include approximately $30.1 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2015, exchange contracts with a notional amount of approximately $91.9 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $874.0 million at December 31, 2015. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $87.4 million at December 31, 2015. The increase in the potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

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
See Liquidity and Capital Resources in Item 7 and Note 3, Note 9, and Note 11 to the Consolidated Financial Statements in Item 8, for additional information on the Company's interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon Corporation) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 26, 2016

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$1,557,067	$1,530,654	$1,496,372
Cost of goods sold	803,506	780,281	759,362
Gross profit	753,561	750,373	737,010
Operating expenses:
Research and development	132,892	142,751	147,696
Selling, general and administrative	313,544	331,995	322,739
Restructuring expenses	1,361	16,383	25,832
Total operating expenses	447,797	491,129	496,267
Earnings from operations	305,764	259,244	240,743
Interest expense	14,086	14,593	14,091
Interest income	(1,167)	(1,405)	(1,058)
Other (income) expense, net	(12,601)	(3,473)	(1,276)
Earnings before income taxes	305,446	249,529	228,986
Income tax provision	63,760	49,268	51,971
Net earnings	$241,686	$200,261	$177,015

Net earnings per share:
Basic earnings per share	$1.73	$1.42	$1.24
Diluted earnings per share	$1.72	$1.39	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2015	2014	2013

Net earnings	$241,686	$200,261	$177,015
Other comprehensive (loss) income, net of tax:
Change in minimum liability for pension plans, net of tax effects of $238, $(27) and $1,682, respectively	661	(212)	2,961
Fair value adjustment on interest rate swap contracts	(602)	(735)	1,660
Foreign currency translation adjustments	(61,776)	(88,462)	11,838
Total other comprehensive (loss) income	$(61,717)	$(89,409)	$16,459
Comprehensive income	$179,969	$110,852	$193,474

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2015	2014 (As reclassified)
ASSETS
Current assets:
Cash and cash equivalents	$472,785	$531,374
Accounts receivable, net	326,098	354,658
Inventories	393,092	320,605
Prepaid expenses and other current assets	95,539	93,691
Total current assets	1,287,514	1,300,328
Property and equipment, net	272,629	247,094
Deferred income taxes, net	55,429	54,102
Goodwill	596,316	553,335
Intangible assets, net	141,302	133,212
Other assets	53,210	61,240
Total assets	$2,406,400	$2,349,311
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,540	$98,173
Deferred revenue	31,933	27,878
Accrued payroll and related liabilities	54,806	62,065
Accrued product warranties	13,406	13,538
Advance payments from customers	33,848	28,276
Accrued expenses	40,930	51,810
Accrued income taxes	201	4,586
Other current liabilities	5,987	8,231
Current portion, long-term debt	264,694	15,000
Total current liabilities	585,345	309,557
Long-term debt	93,750	357,986
Deferred income taxes	3,623	9,193
Accrued income taxes	10,457	11,096
Pension and other long-term liabilities	63,710	51,706
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2015 or 2014	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 137,350 and 139,579 shares issued at December 31, 2015 and 2014, respectively, and additional paid-in capital	1,374	1,396
Retained earnings	1,773,267	1,671,786
Accumulated other comprehensive earnings (loss)	(125,126)	(63,409)
Total shareholders’ equity	1,649,515	1,609,773
Total liabilities and shareholders' equity	$2,406,400	$2,349,311

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance, December 31, 2012	145,814	$171,546	$1,418,814	$9,541	$1,599,901

Net earnings for the year	—	—	177,015	—	177,015
Income tax benefit of common stock options exercised	—	551	—	—	551
Repurchase of common stock	(5,988)	(162,078)	—	—	(162,078)
Common stock issued pursuant to stock-based compensation plans, net	956	4,849	—	—	4,849
Stock-based compensation	—	28,087	—	—	28,087
Dividends paid	—	—	(51,404)	—	(51,404)
Other comprehensive income	—	—	—	16,459	16,459
Balance, December 31, 2013	140,782	42,955	1,544,425	26,000	1,613,380

Net earnings for the year	—	—	200,261	—	200,261
Income tax benefit of common stock options exercised	—	12,751	—	—	12,751
Repurchase of common stock	(4,243)	(122,851)	(16,387)	—	(139,238)
Common stock issued pursuant to stock-based compensation plans, net	3,040	37,774	—	—	37,774
Stock-based compensation	—	30,767	—	—	30,767
Dividends paid	—	—	(56,513)	—	(56,513)
Other comprehensive loss	—	—	—	(89,409)	(89,409)
Balance, December 31, 2014	139,579	1,396	1,671,786	(63,409)	1,609,773

Net earnings for the year	—	—	241,686	—	241,686
Income tax benefit of common stock options exercised	—	1,611	—	—	1,611
Repurchase of common stock	(4,169)	(44,387)	(78,806)	—	(123,193)
Common stock issued pursuant to stock-based compensation plans, net	1,940	17,071	—	—	17,071
Stock-based compensation	—	25,683	—	—	25,683
Dividends paid	—	—	(61,399)	—	(61,399)
Other comprehensive loss	—	—	—	(61,717)	(61,717)
Balance, December 31, 2015	137,350	$1,374	$1,773,267	$(125,126)	$1,649,515

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$241,686	$200,261	$177,015
Income items not affecting operating cash flows:
Depreciation and amortization	49,534	57,245	62,796
Deferred income taxes	2,863	(1,242)	(2,709)
Stock-based compensation arrangements	25,748	30,788	27,823
Gain on sale of certain assets, net	(19,166)	(4,129)	—
Other non-cash items	7,722	(791)	4,564
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	28,258	(76,705)	48,640
(Increase) decrease in inventories	(74,816)	11,363	35,181
Decrease in prepaid expenses and other current assets	1,858	5,754	5,434
Decrease (increase) in other assets	(4,333)	(24,261)	(1,520)
Increase (decrease) in accounts payable	38,660	15,040	(8,617)
Increase (decrease) in deferred revenue	3,503	93	(659)
(Decrease) increase in accrued payroll and other liabilities	(20,072)	17,240	36,017
Decrease in accrued income taxes	(9,319)	(8,501)	(18,898)
Increase (decrease) in pension and other long-term liabilities	3,688	4,089	(10,102)
Cash provided by operating activities	275,814	226,244	354,965
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment	(68,234)	(61,262)	(52,061)
Business acquisitions, net of cash acquired	(92,260)	—	(20,073)
Proceeds from sale of certain assets	25,649	12,000	—
Cash used by investing activities	(134,845)	(49,262)	(72,134)
CASH USED BY FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	—	150,000
Repayment of long-term debt	(15,000)	(15,000)	(11,250)
Repurchase of common stock	(123,193)	(139,238)	(162,078)
Dividends paid	(61,399)	(56,513)	(51,404)
Proceeds from shares issued pursuant to stock-based compensation plans	24,835	47,581	8,650
Excess tax benefit of stock options exercised	8,243	11,161	1,069
Other financing activities	(24)	(18)	(1,100)
Cash used by financing activities	(166,538)	(152,027)	(66,113)
Effect of exchange rate changes on cash	(33,020)	(36,057)	4,019
Net (decrease) increase in cash and cash equivalents	(58,589)	(11,102)	220,737
Cash and cash equivalents, beginning of year	531,374	542,476	321,739
Cash and cash equivalents, end of year	$472,785	$531,374	$542,476

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
Reclassification
As a result of the retrospective adoption of Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes," the Company made certain reclassifications to the prior year's deferred tax assets to conform to the balance sheet presentation as of December 31, 2015. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented. See "Recent accounting pronouncements" below for additional information.
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
The cumulative translation adjustment included in accumulated other comprehensive earnings (loss) is a loss of $123.7 million and a loss of $62.0 million at December 31, 2015 and 2014, respectively. Transaction gains and losses included in other (income) expense, net, are a net loss of $2.5 million, a net gain of $0.2 million, and a net loss of $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Revenue recognition
Revenue is recognized when persuasive evidence of an arrangement exists, upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title and risk of loss to the customer as indicated by the contractual terms and fulfillment of all significant obligations.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Revenue recognition - (Continued)
The Company designs, markets and sells products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) the Company allocates revenue among the deliverables primarily based upon objective and reliable evidence of fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, the Company uses an estimated selling price for purposes of allocating the total arrangement consideration among the elements. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectability is minimal.
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
Cash equivalents
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2015 and 2014 were $29.0 million and $29.8 million, respectively, which were primarily investments in money market funds.
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $36.8 million and $39.6 million at December 31, 2015 and 2014, respectively.
Property and equipment
Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.
Goodwill
Goodwill is reviewed during the third quarter of each year, or more frequently if warranted, for impairment to determine if events or changes in business conditions indicate that the carrying value may not be recoverable. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2015, 2014 and 2013. See Note 7, "Goodwill," for additional information.
Intangible assets
Intangible assets are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required. The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2015, 2014 and 2013.
Impairment of long-lived assets
Long-lived asset groups are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. The Company did not recognize any impairment charges on long-lived assets during the years ended December 31, 2015, 2014 and 2013.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $18.7 million, $12.6 million and $10.7 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Cost-basis investments
The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not practicable to do so. The carrying value of those investments was $5.2 million and $13.5 million at December 31, 2015 and 2014, respectively. The investments are included in other assets in the Consolidated Balance Sheets. During the fourth quarter of 2015, the Company sold its investment in a private technology company that had a cost basis of $8.3 million for a total sales price of $28.5 million. As a result of the sale, the Company recorded a pre-tax gain of $20.2 million within other (income) expense, net on the Consolidated Statement of Income and recorded cash receipts of $25.6 million as a cash inflow from investing activities. The remaining $2.9 million receivable is recorded in other assets in the Consolidated Balance Sheet at December 31, 2015.
Contingencies
The Company is subject to the possibility of loss contingencies arising in the normal course of business. An estimated loss is accrued when the Company determines that it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The Company regularly evaluates current available information to determine whether such accruals and disclosures should be adjusted.
Earnings per share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and the assumed issuance of shares upon vesting of restricted stock awards.
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2015	2014	2013
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$241,686	$200,261	$177,015
Denominator for earnings per share:
Weighted average number of common shares outstanding	139,353	141,143	142,446
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,421	2,426	2,149
Diluted shares outstanding	140,774	143,569	144,595

The effect of stock-based compensation awards for the years ended December 31, 2015, 2014 and 2013 that aggregated 354,000, 171,000 and 549,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash paid for:
Interest	$13,039	$13,410	$12,922
Taxes	$68,534	$47,434	$88,277

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
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
The following table sets forth the stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$3,001	$2,706	$2,591
Research and development	4,694	5,218	4,938
Selling, general and administrative	18,053	22,864	20,294
Stock-based compensation expense before income taxes	25,748	30,788	27,823
Income tax benefit	(7,441)	(7,475)	(8,598)
Total stock-based compensation expense after income taxes	$18,307	$23,313	$19,225
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2015, 2014 and 2013 is as follows (in thousands):

	December 31,
	2015	2014	2013
Capitalized in inventory	$691	$713	$734
As of December 31, 2015, the Company had approximately $37.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.92 years.
The fair value of the stock-based awards granted in the years ended December 31, 2015, 2014 and 2013 was estimated with the following weighted-average assumptions:

	2015	2014	2013
Stock option awards:
Risk-free interest rate	0.2%	1.0%	0.3%
Expected dividend yield	1.4%	1.2%	1.5%
Expected term	4.1 years	4.4 years	4.3 years
Expected volatility	26.6%	28.7%	33.7%
Market-based restricted stock awards:
Risk-free interest rate	0.9%	—	0.3%
Expected dividend yield	0.0%	—	0.0%
Expected term	4.0 years	—	2.2 years
Expected volatility	27.5%	—	28.8%
Expected volatility of S&P 500	23.4%	—	18.1%
Employee stock purchase plan:
Risk-free interest rate	0.4%	0.3%	0.1%
Expected dividend yield	1.5%	1.2%	1.4%
Expected term	6 months	6 months	6 months
Expected volatility	21.5%	23.9%	28.1%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Stock-based compensation - (Continued)
The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2015, 2014 and 2013, all stock options granted were time-based options. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.
During the years ended December 31, 2015, 2014 and 2013, the Company granted approximately 804,000, 685,000 and 1,173,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 were $26.30, $32.80 and $23.98, respectively.
During the year ended December 31, 2015, the Company granted approximately 128,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return over a three year period of the component company at the 60th percentile level in the S&P 500 Index. Shares vested under the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date. The fair value of the market-based restricted stock units granted during the year ended December 31, 2015 was $25.55. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2015 in the table below of $27.2 million includes $3.3 million of grant date fair value associated with the market-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Stock option awards:
Weighted average grant date fair value per share	$5.60	$7.41	$5.92
Total fair value of awards granted	$4,170	$4,947	$6,095
Total fair value of awards vested	$4,290	$4,662	$5,059
Total intrinsic value of options exercised	$15,585	$35,663	$4,642
Restricted stock unit awards:
Weighted average grant date fair value per share	$29.12	$32.80	$23.94
Total fair value of awards granted	$27,150	$22,484	$28,239
Total fair value of awards vested	$24,458	$30,277	$13,846
Employee stock purchase plan:
Weighted average grant date fair value per share	$5.83	$7.38	$5.94
Total fair value of shares estimated to be issued	$951	$1,144	$1,169
The total amount of cash received from the exercise of stock options in the years ended December 31, 2015, 2014 and 2013 was $20.8 million, $44.2 million and $4.6 million, respectively, and the related tax benefit realized from the exercise of the stock options was $3.9 million, $12.8 million and $0.6 million, respectively.
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
Accumulated other comprehensive earnings (loss)
Accumulated other comprehensive earnings (loss) includes cumulative translation adjustments, fair value adjustments on cash flow hedges and changes in minimum liability for pension plans. Foreign currency translation adjustments included in comprehensive income were not tax affected as investments in international affiliates are deemed to be indefinite in duration.
The following table sets forth the changes in the balances of each component of accumulated other comprehensive earnings (loss) for the year ended December 31, 2015:

	Pension Plans Items	Cash Flow Hedge Items	Foreign Currency Items	Total
December 31, 2014	$(2,378)	$925	$(61,956)	$(63,409)
Other comprehensive income (loss) before reclassifications, net of tax	500	(1,135)	(61,776)	(62,411)
Amounts reclassified from accumulated other comprehensive earnings (loss), net of tax	161	533	—	694
Net current period other comprehensive income (loss), net of tax	661	(602)	(61,776)	(61,717)
Balance, December 31, 2015	$(1,717)	$323	$(123,732)	$(125,126)

The amounts reclassified from accumulated other comprehensive earnings (loss) for pension plan items have been recorded in selling, general and administrative expenses and amounts reclassified for cash flow hedge items have been recorded to interest expense in the Company's Consolidated Statement of Income for the year ended December 31, 2015.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. While ASU 2014-09 was to be effective for annual periods and interim periods beginning after December 15, 2016, on July 9, 2015, the FASB approved the deferral of the effective date to periods beginning on or after December 15, 2017. Accordingly, the Company currently intends to adopt ASU 2014-09 on January 1, 2018, and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and should be applied retrospectively. The Company adopted ASU 2015-03 effective as of January 1, 2015 and the adoption of ASU 2015-03 did not have a material impact on its consolidated financial statements.
In July 2015, the FASB issued FASB Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in this update require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted. The Company currently intends to adopt ASU 2015-11 on January 1, 2017, and does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update No 2015-16, "Business Combinations (Topic 805)" ("ASU 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. Effective October 1, 2015, the Company adopted ASU 2015-16. The adoption of ASU 2015-16 did not have a material impact on the Company's consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Recent accounting pronouncements - (Continued)
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). This standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Effective December 31, 2015, the Company retrospectively adopted this standard, which resulted in the reclassification of $34.2 million from current assets to deferred income taxes, net in non-current assets and $4.7 million from current assets to deferred income taxes in non-current liabilities on the Consolidated Balance Sheet as of December 31, 2014.
In January 2016, the FASB issued Accounting Standards Update 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The pronouncement revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company currently intends to adopt ASU 2016-01 on January 1, 2018, and is currently evaluating the potential effects of adopting the provisions of ASU 2016-01.

Note 2.	Fair Value of Financial Instruments
Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories in accordance with FASB ASC Topic 820, “Fair Value Measurements”:

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
The Company had $29.0 million and $29.8 million of cash equivalents at December 31, 2015 and 2014, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of December 31, 2015 and 2014 are disclosed in Note 3, "Derivative Financial Instruments," and based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 11, "Long-Term Debt," is approximately $254.1 million based upon Level 2 inputs at December 31, 2015. The fair value of the Company's term loan, also described in Note 11, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 3.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The Company’s foreign businesses enter into contracts with customers and vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the gains and losses related to derivative instruments recorded in other (income) expense, net for the year ended December 31, 2015, 2014 and 2013 were a loss of $6.7 million, a loss of $8.3 million and a gain of $4.6 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.        Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Risk - (Continued)
In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure.
Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent the Company's total exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Swedish kroner	$59,198	$67,809
Canadian dollar	10,799	17,446
British pound sterling	10,203	14,928
Brazilian real	6,440	2,449
Australian dollar	2,342	6,566
Japanese yen	2,124	3,718
Euro	281	5,391
Other	526	701
	$91,913	$119,008
At December 31, 2015, the Company’s foreign currency forward contracts, in general, had maturities of six months or less.
The carrying amount of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$767	$1,314	$112	$3,247
Interest Rate Swap Contracts
The Company's outstanding debt at December 31, 2015 consists of fixed rate notes and a floating rate term loan. The Company maintains its floating rate revolver for flexibility to fund working capital needs and for other uses of cash. Interest expense on the Company's floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurocurrency rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to floating rate debt through interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. The impact of the interest rate swaps is to fix the floating rate basis for the calculation of interest on the term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the credit spread then in effect. At December 31, 2015, the effective interest rate on the term loan was 2.49 percent. As of December 31, 2015, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$54.4	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$54.4	0.97%	April 5, 2013	March 31, 2019

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Derivative Financial Instruments - (Continued)
Interest Rate Swap Contracts - (Continued)
These interest rate swaps are cash flow hedges and are recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings (loss), except that any gains and losses on ineffectiveness of the interest rate swaps would be recorded as an adjustment to other (income) expense, net. The net fair value carrying amount of the Company's interest rate swaps was $0.3 million, of which $0.5 million and$0.2 million have been recorded to other assets and other current liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2015. The amount recognized in other comprehensive income (loss) during the year ended December 31, 2015 was a loss of $0.6 million, which is net of tax effects.

Note 4.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts, beginning of year	$8,014	$7,674	$6,574
Charges to costs and expenses	807	1,723	1,571
Write-offs of uncollectible accounts, net of recoveries	(1,568)	(961)	(505)
Currency translation adjustments	(400)	(422)	34
Allowance for doubtful accounts, end of year	$6,853	$8,014	$7,674

Note 5.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw material and subassemblies	$216,107	$181,618
Work-in-progress	38,639	37,139
Finished goods	138,346	101,848
	$393,092	$320,605

Note 6.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2015	2014
Land	—	$22,972	$24,536
Buildings	30 years	163,420	133,152
Machinery and equipment	3 to 7 years	241,310	236,267
Office equipment and other	3 to 10 years	98,308	101,289
		526,010	495,244
Less accumulated depreciation		(253,381)	(248,150)
		$272,629	$247,094
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $32.5 million, $34.6 million and $35.9 million, respectively. Property and equipment, net, as of December 31, 2015, includes land and a building valued at approximately $2.2 million that are held for sale.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill
The carrying value of goodwill and the activity for the two year period ending December 31, 2015 are as follows (in thousands):

Balance, December 31, 2013	$575,701
Currency translation adjustments	(21,411)
Other	(955)
Balance, December 31, 2014	553,335
Goodwill from acquisition	57,992
Currency translation adjustments	(15,011)
Balance, December 31, 2015	$596,316

During the year ended December 31, 2015, the Company recorded $58.0 million of goodwill in connection with the preliminary purchase price allocation associated with its acquisition of DVTEL, Inc. ("DVTEL"). See Note 18, "Business Acquisitions," for additional information. Other activity in the year ended December 31, 2014 is a reduction in goodwill associated with the Company's sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics out of the OEM & Emerging Markets segment.
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of these assets exceeds their fair value. During the third quarter of 2015, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary. As of December 31, 2015, there had been no triggering events or indicators of impairment that would require an updated impairment review.

Note 8.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2015	2014
Product technology	10 years	$76,182	$67,620
Customer relationships	12 years	69,272	80,206
Trademarks and trade name portfolios	14 years	7,540	7,160
Trade name portfolio not subject to amortization	Indefinite	37,673	38,317
In-process research and development	n/a	2,250	550
Other	8 years	1,474	21,012
Acquired identifiable intangibles		194,391	214,865
Less accumulated amortization		(58,173)	(87,997)
Net acquired identifiable intangibles		136,218	126,868
Patents	7 years	6,104	9,905
Less accumulated amortization		(1,671)	(4,544)
Net patents		4,433	5,361
Acquired in-place leases and other	7 years	2,080	9,309
Less accumulated amortization		(1,429)	(8,326)
Net acquired in-place leases and other		651	983
		$141,302	$133,212

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Intangible Assets - (Continued)
Intangible assets are summarized as follows (in thousands):
During the year ended December 31, 2015, the Company acquired $27.4 million of identifiable intangible assets as part of the acquisition of DVTEL, as described in Note 18, "Business Acquisitions." During the year ended December 31, 2014, the Company purchased certain patents for $5.8 million.
The aggregate amortization expense recorded in 2015, 2014 and 2013 was $16.4 million, $21.1 million and $24.7 million, respectively. For intangible assets recorded at December 31, 2015, the estimated future aggregate amortization expense for the years ending December 31, 2016 through 2020 is approximately (in thousands):

2016	$15,708
2017	14,964
2018	13,129
2019	12,375
2020	10,682

Note 9.	Credit Agreement
On February 8, 2011, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. The amendment also incorporated a revised schedule of fees and interest rate spreads. The Company has the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $150 million at any time prior to April 5, 2018. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Borrowing rates under the Credit Agreement are determined at the Company’s option at the time of each borrowing and are generally based on either the prime lending rate of Bank of America, N.A. or the rate of interest paid for deposits in the relevant currency, plus a specified spread based on an established consolidated total leverage ratio pricing grid, which specified margins ranging from 0.25 percent to 2.25 percent per annum based on the type of loan and the total leverage ratio of the Company. Including the respective spreads, the one-month LIBOR interest rate was 1.924 percent per annum and the prime lending rate was 3.50 percent per annum at December 31, 2015. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which commitment fee rate ranges from 0.25 percent to 0.40 percent of unused revolving commitments. At December 31, 2015, the commitment fee rate was 0.30 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2015. The credit facilities available under the Credit Agreement are unsecured. At December 31, 2015, the Company had no revolving loans outstanding under the Credit Agreement and had $30.1 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accrued product warranties, beginning of year	$16,175	$17,732	$16,152
Amounts paid for warranty services	(12,821)	(10,267)	(10,372)
Warranty provisions for products sold	13,074	9,880	10,917
Business acquisition	395	—	—
Currency translation adjustments and other	(309)	(1,170)	1,035
Accrued product warranties, end of year	$16,514	$16,175	$17,732

Current accrued product warranties, end of year	$13,406	$13,538	$14,665
Long-term accrued product warranties, end of year	$3,108	$2,637	$3,067

Note 11.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Unsecured notes	$250,000	$250,000
Term loan	108,750	123,750
Unamortized discounts and issuance costs of unsecured notes	(306)	(764)
	$358,444	$372,986
Current portion, long-term debt	$264,694	$15,000
Long-term debt	$93,750	$357,986

In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting fees and other offering expenses, which are being amortized over a period of five years. Interest is payable on the Notes semiannually in arrears on March 1 and September 1. The proceeds from the Notes have been used for general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
On April 5, 2013, the Company borrowed $150 million under the term loan facility incorporated in the Credit Agreement. Principal payments on the term loan of $3.75 million are made quarterly and commenced on June 30, 2013 and will continue through December 31, 2018 with final maturity payment in respect of the term loan, including any interest due, on April 5, 2019. Interest is accrued at a one-month LIBOR rate, plus the scheduled spread and paid monthly. See Note 3, "Derivative Financial Instruments - Interest rate swap contracts" for additional information on the effective interest rate on the term loan at December 31, 2015.

Note 12.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2015 through 2023. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $12.2 million, $14.0 million and $18.3 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Commitments - (Continued)
The future minimum obligations under all non-cancelable leases and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2016	$5,148	$555
2017	3,464	551
2018	2,614	550
2019	1,611	—
2020	990	—
Thereafter	419	—
Total minimum payments	$14,246	$1,656

Note 13.	Contingencies

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
Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$146,940	$113,967	$118,269
Foreign	158,506	135,562	110,717
	$305,446	$249,529	$228,986

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax expense:
Federal	$35,029	$30,224	$38,249
State	6,074	5,511	4,413
Foreign	19,884	11,389	13,483
	60,987	47,124	56,145
Deferred tax expense (benefit):
Federal	10,752	1,207	(252)
State	1,052	(1,115)	(335)
Foreign	(9,031)	2,052	(3,587)
	2,773	2,144	(4,174)
Total income tax provision	$63,760	$49,268	$51,971

As described in Note 1, "Nature of Business and Significant Accounting Policies", the Company has elected to retrospectively adopt FASB ASU 2015-17 which requires deferred tax assets and liabilities to be recorded as non-current. This adoption resulted in the reclassification of $34.2 million from current assets to deferred income taxes, net in other assets and $4.7 million from current assets to deferred income taxes in other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2014.
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2015	2014 (As reclassified)
Deferred tax assets, non-current	55,429	54,102
Deferred tax liabilities, non-current	(3,623)	(9,193)
Net deferred tax assets	$51,806	$44,909
Valuation allowance	$2,607	$13,277

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities and allowances	$27,170	$34,389
Tax credit and loss carry-forwards	29,297	25,858
Stock-based compensation	15,628	19,530
Inventory basis differences	10,494	10,565
Deferred revenue	6,184	4,608
Other assets	1,373	4,334
Gross deferred tax assets	90,146	99,284
Valuation allowance	(2,607)	(13,277)
Total deferred tax assets, net	87,539	86,007
Deferred tax liabilities:
Intangible assets	(26,996)	(34,737)
Property and equipment	(6,612)	(4,553)
Other liabilities	(2,125)	(1,808)
Total deferred tax liabilities	(35,733)	(41,098)
Net deferred tax assets	$51,806	$44,909
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Foreign rate differential	(7.8)	(12.7)	(11.6)
Foreign, federal and state income tax credits	(2.1)	(1.7)	(2.2)
State taxes	2.4	2.1	1.0
Non-deductible expenses	—	—	1.1
Valuation allowance release	(6.4)	(0.1)	—
Other	(0.2)	(2.9)	(0.6)
Effective tax rate	20.9%	19.7%	22.7%
The Company's foreign tax rate differential is primarily the result of a three-year agreement in Belgium, which expired on July 31, 2015, as well as the impact of lower foreign statutory rates.
At December 31, 2015, the Company had United States tax net operating loss carry-forwards totaling approximately $4.6 million which expire between 2019 and 2031. In addition, the Company has various state net operating loss carry-forwards totaling approximately $39.2 million which expire between 2016 and 2033. The federal and state net operating losses were primarily generated by ICx Technologies, prior to its acquisition by the Company in 2010. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $71.1 million, a portion of which expire between 2018 and 2033, and a portion of which have an indefinite carry-forward period.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The tax benefits described above are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2015, the Company has determined that a valuation allowance against its deferred tax assets of $2.6 million is required, primarily related to certain acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
United States income taxes have not been provided on accumulated undistributed earnings of certain subsidiaries outside the United States, as the Company intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2015, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $722 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$15,401	$29,533	$35,143
Increases related to current year tax positions	1,446	1,457	979
Increases related to prior year tax positions	299	12	714
Decreases related to prior year tax positions	(724)	(781)	(2,736)
Lapse of statute of limitations	(1,455)	(5,165)	(2,012)
Settlements	—	(9,655)	(2,555)
Balance, end of year	$14,967	$15,401	$29,533
The unrecognized tax benefits at December 31, 2015 relate to the United States, United Kingdom and various other foreign jurisdictions, all of which would affect the Company’s effective tax rate if recognized.

On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which the Company expects to impact one of its subsidiaries covering a three-year period which concluded with the expiration of an agreement in July 2015. Negotiations are ongoing between the Belgian Government and the European Commission to agree on a methodology to calculate the applicable amounts for each company impacted by the decision. Although the Company has not received a request for payment or other official notice, the Company has evaluated the potential impact of the European Commission's decision in accordance with FASB ASC Topic 740, "Income Taxes," noting the recent decision could significantly increase the Company's unrecognized tax benefits within the next twelve months. However, due to the ongoing negotiations and uncertainty surrounding the calculation methodology and litigation process, the Company is currently unable to estimate the range of the potential increase.
The Company classifies interest and penalties related to unrecognized tax benefits in income tax provision. As of December 31, 2015, the Company had $1.1 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company files United States federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2012 - 2014
State of California	2012 - 2014
State of Massachusetts	2011 - 2014
State of Oregon	2012 - 2014
Sweden	2011 - 2014
United Kingdom	2011 - 2014
Belgium	2011 - 2014

Note 15.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) granted under two plans: the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company has discontinued issuing awards out of the 2002 Plan but previously granted awards under the 2002 Plan remain outstanding.
The Company has granted time-based options, time-based restricted stock unit awards, and market-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period.
Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.
The Company also has stock options and restricted stock unit awards issued as replacement awards in connection with the acquisition of ICx Technologies in 2010.
Information with respect to stock option activity for 2015 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	5,571	$25.14	5.0
Granted	745	30.82
Exercised	(1,182)	17.67
Forfeited	(386)	30.83
Outstanding at December 31, 2015	4,748	$27.49	5.5	$13,475
Exercisable at December 31, 2015	3,621	$26.58	4.5	$12,631
Vested and expected to vest at December 31, 2015	4,691	$27.45	5.5	$13,433

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation - (Continued)
Stock Incentive Plans - (Continued)
Information with respect to restricted stock unit activity for 2015 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,414	$22.83
Granted	932	29.12
Vested and distributed	(788)	26.30
Forfeited	(852)	14.97
Outstanding at December 31, 2015	1,706	$28.89
As of December 31, 2015, there were 12,569,000 shares of common stock reserved for future issuance under the stock incentive plans.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The Company reserved 5,000,000 shares of common stock for issuance under the ESPP.
There were 165,000 shares issued at the average purchase price of $24.36 during 2015 and 3,310,000 shares remained available under the ESPP at December 31, 2015 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $7.5 million, $6.9 million and $4.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.
The Company has recorded changes to the minimum pension liability to accumulated other comprehensive earnings (loss) and the estimated benefit to be paid in 2016 has been reported in other current liabilities. The remaining obligations are recorded in pension and other long-term liabilities. The measurement date used for the pension plans is December 31.
Amounts recognized in other comprehensive (loss) income during the years ended December 31, 2015, 2014 and 2013, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net earnings (loss)	$500	$(372)	$2,665
Prior service cost	161	160	296
	$661	$(212)	$2,961

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
Components of accumulated other comprehensive earnings (loss) related to the Company’s pension plans as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Net loss	$(1,708)	$(2,208)
Prior service cost	(9)	(170)
	$(1,717)	$(2,378)

A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$11,813	$12,551
Service costs	156	166
Interest costs	353	444
Actuarial (gain) loss	(199)	890
Benefits paid	(312)	(1,338)
Foreign currency changes	(385)	(900)
Benefit obligation at December 31	$11,426	$11,813
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$11,426	$11,813
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$307	$335
Non-current liabilities	$11,119	$11,478

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2015	2014
Net periodic benefit cost:
SERP:
Discount rate	3.75%	4.75%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.60%	1.90%
Funded status and projected benefit obligation:
SERP:
Discount rate	4.00%	3.75%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.60%	1.90%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.
A pension liability of $2.8 million and $3.6 million as of December 31, 2015 and 2014, respectively, has been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.
Benefits expected to be paid under the plans are approximately (in thousands):

2016	$307
2017	291
2018	275
2019	272
2020	262
Five years thereafter	10,002
$11,409

Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service costs	$156	$166	$254
Interest costs	353	444	883
Net amortization and deferral	513	279	1,111
Settlement loss	—	163	3,305
Net periodic pension costs	$1,022	$1,052	$5,553

Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2016 are as follows (in thousands):

Year Ending December 31, 2016
Net loss	$148
Net prior service cost	24
$172

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.        Operating Segments and Related Information
Operating Segments
The Company has six reporting segments as follows:
Surveillance
The Surveillance segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, and services related to these systems. Effective January 1, 2015, the Personal Vision Systems product line was transferred from the OEM & Emerging Markets segment to the Surveillance segment. This product line includes hand-held and weapon-mounted thermal imaging systems for use by consumers. Accordingly, prior period segment financial information in the tables below has been reclassified for the applicable prior periods for comparative purposes. This reclassification had no impact on consolidated revenue or earnings (loss) from operations.
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
OEM & Emerging Markets
The OEM & Emerging Markets segment develops and manufactures thermal imaging camera cores and components that are utilized by third parties to create thermal and other types of imaging systems. The segment also develops and manufactures intelligent traffic monitoring and signal control systems as well as thermal imaging solutions for use by consumers in the smartphone and mobile devices markets.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2015	2014 (as reclassified)	2013 (as reclassified)
Revenue—External Customers:
Surveillance	$503,045	$519,982	$554,567
Instruments	347,476	354,124	337,531
Security	226,575	179,090	141,005
OEM & Emerging Markets	186,722	199,096	183,975
Maritime	177,948	192,636	189,076
Detection	115,301	85,726	90,218
	$1,557,067	$1,530,654	$1,496,372
Revenue—Intersegments:
Surveillance	$10,761	$7,209	$5,928
Instruments	9,951	1,793	7,312
Security	12,033	11,017	—
OEM & Emerging Markets	33,059	21,856	25,063
Maritime	2,108	2,936	—
Detection	—	95	1,730
Eliminations	(67,912)	(44,906)	(40,033)
	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$145,637	$127,222	$135,550
Instruments	112,353	98,954	81,070
Security	28,140	24,871	17,340
OEM & Emerging Markets	41,065	50,249	39,269
Maritime	13,611	24,494	22,287
Detection	26,904	10,958	8,888
Other	(61,945)	(77,504)	(63,661)
	$305,764	$259,244	$240,743

	December 31,
	2015	2014 (as reclassified)
Segment assets (accounts receivable, net and inventories):
Surveillance	$286,058	$309,473
Instruments	130,135	119,629
Security	105,509	59,182
OEM & Emerging Markets	93,925	79,053
Maritime	73,506	67,775
Detection	30,057	40,151
	$719,190	$675,263

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)

	December 31,
	2015	2014 (as reclassified)
Segment goodwill:
Surveillance	$120,145	$121,268
Instruments	149,582	155,527
Security	101,955	45,710
OEM & Emerging Markets	69,973	72,687
Maritime	106,549	109,980
Detection	48,112	48,163
	$596,316	$553,335

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2015	2014 (as reclassified)	2013 (as reclassified)
United States	$822,892	$783,685	$755,640
Europe	339,544	350,118	370,800
Asia	185,046	164,633	154,111
Middle East/Africa	125,760	138,186	59,917
Canada/Latin America	83,825	94,032	155,904
	$1,557,067	$1,530,654	$1,496,372
Prior year revenue by geographical area in the table above has been reclassified to conform to the presentation provided for the year ended December 31, 2015.
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2015	2014
United States	$666,759	$623,522
Europe	383,501	319,661
Other foreign	13,197	51,698
	$1,063,457	$994,881
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States government	$309,948	$310,431	$354,902

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions
On November 30, 2015, the Company acquired 100% of the outstanding stock of DVTEL, a provider of software and hardware technologies for advanced video surveillance, for approximately $97.5 million in cash, subject to customary post-closing adjustments. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets has been recorded as goodwill within the Company's Security segment and is subject to the final determination on the valuation of assets acquired and liabilities assumed.
The preliminary allocation of the purchase price for DVTEL is as follows (in thousands):

Cash acquired	$5,232
Other tangible assets and liabilities, net	5,160
Net deferred taxes	1,727
Identifiable intangible assets	27,380
Goodwill	57,992
Total purchase price	$97,492
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized during the year ended December 31, 2016. The preliminary goodwill of $58.0 million represents future economic benefits expected to arise from synergies from combining operations and the ability of DVTEL to provide the Company domain knowledge and distribution channels in adjacent security markets.
The Company made an election under Section 338 of the Internal Revenue Code of 1986, as amended, which resulted in tax-deductible goodwill related to the acquisition of DVTEL. The Company estimates that the tax-deductible goodwill and intangibles resulting from the election will be approximately $24.8 million, to be amortized for United States tax purposes over a 15 year period. The value of tax-deductible goodwill and intangibles differs from the amounts listed in the preliminary purchase price allocation above as the impact of the elections made under Section 338 only affects United States income taxes for the goodwill and intangibles that are owned by the Company's United States subsidiaries.

In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	7.5 years	$21,500
Customer relationships	10.0 years	3,800
In-process research and development	indefinite	1,700
Other	1.0 year	380
		$27,380
Preliminary acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, customer relationships, and in-process research and development. Developed technology represents completed software related to internal and external software platforms. In-process research and development represents the value assigned to acquired research and development projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The in-process research and development intangible assets are capitalized and accounted for as indefinite-lived intangible assets and are subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, we will make a separate determination of useful life of the in-process research and development intangible assets and the related amortization will be recorded as an expense over the estimated useful life of the specific projects.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions - (Continued)
An average 10-year useful life for customer relationships has been estimated based on the projected economic benefits associated with this asset. The average 10-year estimated useful life represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates.
The developed technology, customer relationships, and in-process research and development were valued using the multi-period excess earnings method.
The operating results of DVTEL are included in the Company's results of operations since the date of acquisition and are not material.
This acquisition is not significant as defined in Regulation S-X under the Securities Exchange Act of 1934, nor is it significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

Note 19.	Shareholders’ Equity
On February 5, 2013, the Company’s Board of Directors authorized the repurchase of up to 25.0 million shares of the Company’s outstanding shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 6, 2015. On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization will expire on February 5, 2017.
Under these authorizations, the Company has repurchased 4,169,000 shares for a total of $123.2 million, 4,243,000 shares for a total of $139.2 million and 5,988,000 shares for a total of $162.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 10,831,000 shares remaining under the February 2015 authorization that may be repurchased.
During the year ended December 31, 2015, the Company paid dividends quarterly at the rate of $0.11 per share for a total of $61.4 million. During the year ended December 31, 2014, the Company paid dividends quarterly at the rate of $0.10 per share for a total of $56.5 million. During the year ended December 31, 2013, the Company paid dividends quarterly at the rate of $0.09 per share for a total of $51.4 million.

Note 20.	Restructuring Costs
During the years ended December 31, 2015, 2014 and 2013, the Company recorded net pre-tax restructuring expenses totaling $1.4 million, $17.0 million and $27.5 million, respectively. In 2013, the Company initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to the Company's larger facilities. The Company also consolidated its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas.

The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Surveillance	$226	$5,232	$5,359
Instruments	1,170	10,998	15,541
Security	—	—	327
OEM & Emerging	(22)	170	1,502
Maritime	—	(90)	361
Detection	(13)	544	4,222
Other	—	120	209
	$1,361	$16,974	$27,521

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Restructuring Costs - (Continued)
Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$—	$591	$1,689
Restructuring expenses	1,361	16,383	25,832
	$1,361	$16,974	$27,521

The following table summarizes the activity by cost type (in thousands):

	Severance	Inventory write downs	Facilities Exit, Lease Terminations & Other	Total
2013 restructuring costs	19,866	1,689	5,966	27,521
Utilization	(1,675)	(1,689)	(2,296)	(5,660)
Balance, December 31, 2013	$18,191	$—	$3,670	$21,861
2014 restructuring expenses	$11,860	$590	$4,524	$16,974
Utilization	(19,110)	(590)	(6,709)	(26,409)
Balance, December 31, 2014	10,941	—	1,485	12,426
2015 restructuring expenses	924	—	437	1,361
Utilization	(8,409)	—	(1,601)	(10,010)
Balance, December 31, 2015	$3,456	$—	$321	$3,777

Note 21.	Subsequent Events
On February 4, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share on its common stock, payable on March 4, 2016, to shareholders of record as of the close of business on February 19, 2016. The total cash payment of this dividend will be approximately $16.5 million.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2	Q3	Q4
2015
Revenue	$344,517	$392,975	$381,928	$437,647
Gross profit	175,897	189,615	180,739	207,310
Net earnings(1)	47,910	50,500	73,072	70,204
Earnings per share:
Basic earnings per share	$0.34	$0.36	$0.52	$0.51
Diluted earnings per share	$0.34	$0.36	$0.52	$0.51

2014
Revenue	$351,542	$369,380	$375,366	$434,366
Gross profit(2)	168,532	182,718	184,386	214,737
Net earnings(3)	29,894	44,758	52,857	72,752
Earnings per share:
Basic earnings per share	$0.21	$0.32	$0.37	$0.52
Diluted earnings per share	$0.21	$0.31	$0.37	$0.51
_______________

(1)
2015 Net earnings includes restructuring expenses of $0.3 million reported in the first quarter, $0.5 million reported in the second quarter, $0.3 million reported in the third quarter and $0.3 million reported in the fourth quarter.

(2)	2014 Gross profit includes restructuring expenses of $0.6 million reported in the fourth quarter.

(3)
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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
February 26, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Audit Committee Report” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management” and “Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Appointment of the Information Concerning the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.5	Third Supplemental Indenture, dated December 31, 2014, between FLIR Surveillance, Inc. and U.S. Bank National Association, as trustee.
10.1	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended October 23, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2013).(1)
10.2	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)
10.3	Form of 2007 Executive Bonus Plan Performance Award Agreement dated as of March 14, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2007).(1)
10.4	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.5	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.6	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 20, 2009)(1)
10.7
Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010).(1)

10.8
Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders identified therein as of February 8, 2011 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 1, 2011).

10.9
First Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders dated August 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011).

10.10
Joinder Agreement to the Credit Agreement by and among FLIR Commercial Systems, Inc., FLIR Government Systems, Inc and Bank of America, N.A. dated January 30, 2012 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 29, 2012).

10.11	FLIR Systems, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2011).(1)

10.12
Form of Stock Option Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.13
Form of Stock Option Agreement (Time-Based Vesting - Outside Directors) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.14
Form of Restricted Stock Unit Agreement (Performance-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2012). (1)

10.15
Form of Restricted Stock Unit Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.16
Form of Restricted Stock Unit Agreement (Market-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.17
Third Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders dated April 5, 2013 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed on May 8, 2013).

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

10.22	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014).(1)
10.23	FLIR Systems, Inc. 2012 Executive Bonus Plan(1)
10.24	Joinder Agreement to the Credit Agreement by and between FLIR Surveillance, Inc. and Bank of America, N.A. dated December 31, 2014.
10.25
Fourth Amendment to Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems, Inc. party thereto, Bank of America, N.A. and the other lenders party thereto, dated as of October 27, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2015).

10.26	Executive Employment Agreement by and between FLIR Systems, Inc. and Amit Singhi, dated as of August 12, 2015 (incorporated by reference to the Current Report on Form 8-K filed on August 12, 2015).(1)
10.27	Change of Control Agreement by and between FLIR Systems, Inc. and Amit Singhi, dated as of August 12, 2015 (incorporated by reference to the Current Report on Form 8-K filed on August 12, 2015).(1)
21.0	Subsidiaries of FLIR Systems, Inc.
23.0	Consent of KPMG LLP.
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2016.

FLIR SYSTEMS, INC.
(Registrant)

By:	/S/ AMIT SINGHI
Amit Singhi Sr. Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2016.

Signature	Title
/S/ ANDREW C. TEICH	President, Chief Executive Officer and Director
Andrew C. Teich

/S/ AMIT SINGHI	Sr. Vice President, Finance and Chief Financial Officer
Amit Singhi	(Principal Financial Officer)

/S/ DAVID A. MUESSLE	Vice President and Corporate Controller
David A. Muessle	(Principal Accounting Officer)

/S/ EARL R. LEWIS	Chairman of the Board of Directors
Earl R. Lewis

/S/ JOHN D. CARTER	Director
John D. Carter

/S/ WILLIAM W. CROUCH	Director
William W. Crouch

/S/ CATHERINE A. HALLIGAN	Director
Catherine A. Halligan

/S/ ANGUS L. MACDONALD	Director
Angus L. Macdonald

/S/ MICHAEL T. SMITH	Director
Michael T. Smith

/S/ CATHY A. STAUFFER	Director
Cathy A. Stauffer

/S/ JOHN W. WOOD, JR.	Director
John W. Wood, Jr.

/S/ STEVEN E. WYNNE	Director
Steven E. Wynne