Form 10-Q
period 2016-03-31
FLIR SYSTEMS INC
filed 2016-05-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
At April 29, 2016, there were 137,631,896 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$379,472	$344,517
Cost of goods sold	201,782	168,620
Gross profit	177,690	175,897
Operating expenses:
Research and development	36,411	34,774
Selling, general and administrative	83,902	75,369
Total operating expenses	120,313	110,143

Earnings from operations	57,377	65,754

Interest expense	3,447	3,661
Interest income	(260)	(247)
Other income, net	(1,430)	(700)
Earnings before income taxes	55,620	63,040
Income tax provision	54,495	15,130
Net earnings	$1,125	$47,910

Earnings per share:
Basic	$0.01	$0.34
Diluted	$0.01	$0.34

Weighted average shares outstanding:
Basic	137,496	139,768
Diluted	138,779	141,472

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net earnings	$1,125	$47,910
Other comprehensive income (loss), net of tax:
Cash flow hedges	(669)	(604)
Foreign currency translation adjustments	23,361	(65,964)
Total other comprehensive income (loss)	22,692	(66,568)
Comprehensive income (loss)	$23,817	$(18,658)

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$510,613	$472,785
Accounts receivable, net	298,530	326,098
Inventories	398,870	393,092
Prepaid expenses and other current assets	82,217	95,539
Total current assets	1,290,230	1,287,514
Property and equipment, net	275,148	272,629
Deferred income taxes, net	55,877	55,429
Goodwill	601,247	596,316
Intangible assets, net	138,639	141,302
Other assets	52,068	53,210
Total assets	$2,413,209	$2,406,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,394	$139,540
Deferred revenue	33,360	31,933
Accrued payroll and related liabilities	52,212	54,806
Accrued product warranties	14,676	13,406
Advance payments from customers	19,270	33,848
Accrued expenses	35,163	40,930
Accrued income taxes	3,227	201
Other current liabilities	6,038	5,987
Current portion, long term debt	264,809	264,694
Total current liabilities	535,149	585,345
Long-term debt	90,000	93,750
Deferred income taxes	3,787	3,623
Accrued income taxes	53,629	10,457
Other long-term liabilities	62,615	63,710
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2016, and December 31 2015	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 137,629 and 137,350 shares issued at March 31, 2016, and December 31 2015, respectively, and additional paid-in capital	12,577	1,374
Retained earnings	1,757,885	1,773,267
Accumulated other comprehensive loss	(102,433)	(125,126)
Total shareholders’ equity	1,668,029	1,649,515
Total liabilities and shareholders' equity	$2,413,209	$2,406,400

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$1,125	$47,910
Income items not affecting cash:
Depreciation and amortization	13,939	12,489
Deferred income taxes	(227)	96
Stock-based compensation arrangements	6,088	4,757
Other non-cash items	5,807	(3,303)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	28,845	35,621
Increase in inventories	(2,090)	(27,000)
(Increase) decrease in prepaid expenses and other current assets	(3,675)	4,966
(Increase) decrease in other assets	(4,542)	364
(Decrease) increase in accounts payable	(33,669)	9,808
Increase in deferred revenue	1,354	11
Decrease in accrued payroll and other liabilities	(22,905)	(14,538)
Increase in accrued income taxes	56,147	1,802
(Decrease) increase in pension and other long-term liabilities	(1,320)	1,944
Cash provided by operating activities	44,877	74,927
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(9,992)	(13,169)
Proceeds on sale of property and equipment	4,875	30
Cash used by investing activities	(5,117)	(13,139)
CASH USED BY FINANCING ACTIVITIES:
Repayments of long-term debt, net	(3,750)	(3,750)
Dividends paid	(16,507)	(15,377)
Proceeds from shares issued pursuant to stock-based compensation plans	3,989	4,414
Excess tax benefit of stock options exercised	1,041	779
Other financing activities	3	(7)
Cash used by financing activities	(15,224)	(13,941)
Effect of exchange rate changes on cash	13,292	(31,441)
Net increase in cash and cash equivalents	37,828	16,406
Cash and cash equivalents, beginning of period	472,785	531,374
Cash and cash equivalents, end of period	$510,613	$547,780

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The accompanying consolidated financial statements include the accounts of FLIR Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2016.

Reclassifications
The Company made certain reclassifications to the prior year's financial statements to conform them to the presentation as of March 31, 2016. Restructuring expenses of $0.1 million and $0.2 million have been reclassified to research and development expense and selling, general and administrative expenses, respectively, for the three months ended March 31, 2015. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.

Note 2.	Stock-based Compensation

Stock Incentive Plans

The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) administered by the Compensation Committee of the Company's Board of Directors.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$615	$718
Research and development	1,181	1,140
Selling, general and administrative	4,292	2,899
Stock-based compensation expense	$6,088	$4,757
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	March 31,
	2016	2015
Capitalized in inventory	$790	$728
As of March 31, 2016, the Company had $31.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.8 years.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$1,125	$47,910

Denominator for earnings per share:
Weighted average number of common shares outstanding	137,496	139,768
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,283	1,704
Weighted average diluted shares outstanding	138,779	141,472

The effect of outstanding stock-based compensation awards for the three months ended March 31, 2016, which in the aggregate consisted of 271,000 shares, and for the three months ended March 31, 2015, which in the aggregate consisted of 248,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have had an anti-dilutive effect.

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
The Company had $28.7 million and $29.0 million of cash equivalents at March 31, 2016 and December 31, 2015, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of March 31, 2016 and December 31, 2015 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $252.8 million based upon Level 2 inputs at March 31, 2016. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other income, net are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net gains for the three months ended March 31, 2016 were $7.0 million. The net losses for the three months ended March 31, 2015 were $4.0 million.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	March 31, 2016	December 31, 2015
Swedish kronor	$75,098	$59,198
Canadian dollar	14,226	10,799
British pound sterling	13,640	10,203
Euro	12,448	281
Brazilian real	5,898	6,440
Japanese yen	4,586	2,124
Australian dollar	2,152	2,342
Other	440	526
	$128,488	$91,913
At March 31, 2016, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Contracts - (Continued)
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$5,167	$1,118	$767	$1,314

Interest Rate Swap Contracts
At March 31, 2016, the effective interest rate on the Company's term loan was 2.49 percent. As of March 31, 2016, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$52.5	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$52.5	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was a liability of $0.6 million of $0.4 million has been recorded in other current liabilities and $0.2 million has been recorded to other long-term liabilities in the Consolidated Balance Sheet as of March 31, 2016.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.4 million at March 31, 2016 and $6.9 million at December 31, 2015.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw material and subassemblies	$214,864	$216,107
Work-in-progress	49,712	38,639
Finished goods	134,294	138,346
	$398,870	$393,092

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $264.7 million and $253.4 million at March 31, 2016 and December 31, 2015, respectively. Property and equipment, net, as of March 31, 2016, includes land and a building valued at approximately $2.1 million that are held for sale.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Goodwill
The carrying value of goodwill and the activity for the three months ended March 31, 2016 are as follows (in thousands):

Balance, December 31, 2015	$596,316
Currency translation adjustments and other	4,931
Balance, March 31, 2016	$601,247

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at March 31, 2016.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $65.9 million and $61.3 million at March 31, 2016 and December 31, 2015, respectively.

Note 11.	Credit Agreement
At March 31, 2016, the Company had no borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended (the "Credit Agreement"), and had $25.9 million of letters of credit outstanding, which reduced the available credit under the revolving credit facility to $174.1 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s accrued product warranties and activity (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued product warranties, beginning of period	$16,514	$16,175
Amounts paid for warranty services	(3,400)	(2,809)
Warranty provisions for products sold	3,995	2,774
Currency translation adjustments and other	118	(300)
Accrued product warranties, end of period	$17,227	$15,840
Current accrued product warranties, end of period	$14,676	$13,199
Long-term accrued product warranties, end of period	$2,551	$2,641

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Unsecured notes	$250,000	$250,000
Term loan	105,000	108,750
Unamortized discounts and issuance costs of unsecured notes	(191)	(306)
	$354,809	$358,444
Current portion, long-term debt	$264,809	$264,694
Long-term debt	$90,000	$93,750

In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes have been used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 the Company drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. Quarterly principal payments of $3.75 million commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the term loan at March 31, 2016.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2016 (in thousands):

Common stock and additional paid-in capital, December 31, 2015	$1,374
Income tax benefit of common stock options exercised	1,041
Common stock issued pursuant to stock-based compensation plans, net	3,975
Stock-based compensation arrangements	6,187
Common stock and additional paid-in capital, March 31, 2016	$12,577
On March 4, 2016, the Company paid a dividend of $0.12 per share on its outstanding common stock to the shareholders of record as of the close of business on February 19, 2016. The total cash payments for dividends during the three months ended March 31, 2016 were $16.5 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Contingencies

FLIR Systems, Inc. and its subsidiary, Indigo Systems Corporation (now known as FLIR Commercial Systems, Inc.) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims.  On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the United States District Court for the Eastern District of Texas rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither Indigo, prior to its acquisition by FLIR Systems, Inc., nor FLIR Systems, Inc. infringed any of the trade secrets claimed and awarded Raytheon no damages.  On March 31, 2016 the United States District Court for the Eastern District of Texas issued a Final Judgment denying Raytheon’s claims and awarding FLIR court costs and denying each of Raytheon’s and FLIR’s Renewed Motions for Judgment as a Matter of Law and denying FLIR’s Amended Rule 54(d) Motion for Attorneys’ Fees and Costs Under the Texas Theft Liability Act.

On April 29, 2016, Raytheon filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the denial by the United States District Court for the Eastern District of Texas of Raytheon’s Renewed Motion for Judgment as a Matter of Law, or in the Alternative, Motion for New Trial. The FLIR Parties expect to file a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the Order of the United States District Court for the Eastern District of Texas Denying the FLIR Parties’ Amended Rule 54(d) Motion for Attorneys’ Fees and Costs under the Texas Theft Liability Act, the Order Denying the FLIR Parties’ Renewed Motion For Judgment as a Matter Of Law, and the Final Judgment to the extent it denied the FLIR Parties Attorneys’ Fees and Costs under the Texas Theft Liability Act. The matter remains ongoing and is subject to appeal and the Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR Parties, while remote, could be material.

On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014 submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015. DDTC continues its review and the Company is unable to reasonably estimate the time it may take to resolve the matter or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with this matter. However, an unfavorable outcome could result in fines and penalties or loss or modification of exporting privileges that could potentially be material to the financial condition and results of operations of the Company in and following the period in which such an outcome becomes estimable or known.

The Company is also subject to other legal and administrative proceedings, investigations, claims and litigation arising in the ordinary course of business not specifically identified above. In these identified matters and others not specifically identified, the Company makes a provision for a liability with respect to a matter when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated for such matter. The Company believes it has recorded adequate provisions for any probable and estimable losses for matters in existence on the date hereof. While the outcome of each of these matters is currently not determinable, the Company does not expect that the ultimate resolution of any such matter will individually have a material adverse effect on the Company’s financial position, results of operations or cash flows. The costs to resolve all such matters may in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended March 31,
	2016	2015
Income tax provision	$54,495	$15,130
Effective tax rate	98.0%	24.0%

The effective tax rate for the three months ended March 31, 2016 is higher than the US Federal tax rate of 35 percent primarily due to discrete tax charges, partially offset by the mix of lower foreign jurisdiction tax rates and the effect of federal, foreign and state tax credits. During the first quarter of 2016, the Company recorded discrete tax expenses of $40.0 million primarily related to the European Commission’s decision regarding certain tax legislation in Belgium impacting one of the Company’s international subsidiaries. The Belgian Government announced that they have appealed this decision and filed an action for annulment with the General Court of the European Union. Companies directly affected by the decision may also appeal. The outcome of an appeal, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.
As of March 31, 2016, the Company had approximately $53.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2016, the Company had approximately $1.9 million of net accrued interest and penalties related to uncertain tax positions.
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
Operating Segments
The operating segments of the Company are as follows:
Surveillance
The Surveillance segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, hand-held and weapon-mounted thermal imaging systems for use by consumers and services related to these systems.
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
OEM & Emerging Markets
The OEM & Emerging Markets segment develops and manufactures thermal imaging camera cores and components that are utilized by third parties to create thermal and other types of imaging systems. The segment also develops and manufactures intelligent traffic monitoring and signal control systems, imaging solutions for the smartphone and mobile devices market, and provides thermal cameras and cores for use or integration into unmanned aerial systems.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

 Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue – External Customers:
Surveillance	$124,151	$112,901
Instruments	79,418	83,821
Security	47,061	38,806
OEM & Emerging Markets	47,845	39,834
Maritime	51,720	50,972
Detection	29,277	18,183
	$379,472	$344,517
Revenue – Intersegments:
Surveillance	$4,224	$3,682
Instruments	1,575	842
Security	2,473	3,976
OEM & Emerging Markets	8,176	8,686
Maritime	615	657
Detection	—	—
Elimination	(17,063)	(17,843)
	$—	$—
Earnings (loss) from operations:
Surveillance	$35,240	$30,166
Instruments	19,496	28,063
Security	(3,645)	3,816
OEM & Emerging Markets	10,032	8,779
Maritime	4,998	4,789
Detection	7,880	2,680
Other	(16,624)	(12,539)
	$57,377	$65,754

	March 31, 2016	December 31, 2015
Segment assets (accounts receivable, net and inventories):
Surveillance	$257,612	$286,058
Instruments	109,601	130,135
Security	92,558	105,509
OEM & Emerging Markets	113,830	93,925
Maritime	87,414	73,506
Detection	36,385	30,057
	$697,400	$719,190

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	March 31, 2016	December 31, 2015
Segment goodwill:
Surveillance	$120,549	$120,145
Instruments	151,974	149,582
Security	104,149	101,955
OEM & Emerging Markets	71,081	69,973
Maritime	105,413	106,549
Detection	48,081	48,112
	$601,247	$596,316
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	194,283	166,455
Canada/Latin America	29,242	16,427
Europe	84,410	93,255
Middle East/Africa	27,712	26,567
Asia	43,825	41,813
	$379,472	$344,517

Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$664,989	$666,759
Europe	388,126	383,501
Other international	13,987	13,197
	$1,067,102	$1,063,457

Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
US Government	$85,636	$53,320

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisition

On November 30, 2015, the Company acquired 100% of the outstanding stock of DVTEL Inc. ("DVTEL"), a provider of software and hardware technologies for advanced video surveillance, for approximately $97.5 million in cash, subject to customary post-closing adjustments. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets has been recorded as goodwill within the Company's Security segment and is subject to the final determination on the valuation of assets acquired and liabilities assumed.
The preliminary allocation of the purchase price for DVTEL is as follows (in thousands):

Cash acquired	$5,232
Other tangible assets and liabilities, net	5,160
Net deferred taxes	1,727
Identifiable intangible assets	27,380
Goodwill	57,993
Total purchase price	$97,492
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

Note 19.	Subsequent Events
On April 21, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share on its common stock, payable on June 3, 2016, to shareholders of record as of the close of business on May 20, 2016. The total cash payment of this dividend will be approximately $16.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections, and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2015, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Results of Operations
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Our six operating segments are: Surveillance, Instruments, Security, OEM & Emerging Markets, Maritime and Detection. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level as revenue levels are the most significant indicators of business conditions for each of the respective segments and earnings from operations reflect our ability to manage each of our segments as revenue levels change. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. See Note 17, "Operating Segments and Related Information," of the Notes to the Consolidated Financial Statements for additional information on the six operating segments.
Revenue. Consolidated revenue for the three months ended March 31, 2016 increased by 10.1 percent year over year, from $344.5 million in the first quarter of 2015 to $379.5 million in the first quarter of 2016. Increases in revenues for the three month period in our Surveillance, Security, OEM & Emerging Markets and Detection segments were partially offset by declines in revenues in our Instruments segment. The revenue increases were negatively impacted year over year by changes in currency exchange rates, particularly in our Instruments and Maritime segments.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2016 to be higher than 2015 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 48.8 percent and 51.7 percent of total revenue for the quarters ended March 31, 2016 and 2015, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2016 was $201.8 million, compared to cost of goods sold for the three months ended March 31, 2015 of $168.6 million. The year over year increase in cost of goods sold primarily related to higher revenues in 2016.
Gross profit. Gross profit for the quarter ended March 31, 2016 was $177.7 million compared to $175.9 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, decreased from 51.1 percent in the first quarter of 2015 to 46.8 percent in the first quarter of 2016. The decrease in gross margin for the three month period was primarily due to changes in segment and product mix in our Surveillance and Instruments segments, lower manufacturing cost absorption, inventory adjustments and increased promotional sales activity in our Security segment.
Research and development expenses. Research and development expenses for the first quarter of 2016 totaled $36.4 million, compared to $34.8 million in the first quarter of 2015. Research and development expenses as a percentage of revenue were 9.6 percent for the three months ended March 31, 2016 and 10.1 percent for the three months ended March 31, 2015. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are more indicative of our commitment to research and development. Over the past five annual periods through December 31, 2015, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $83.9 million and $75.4 million for the quarters ended March 31, 2016 and 2015, respectively. The increase in selling, general and administrative expenses year over year for the three month period was primarily related to the inclusion of selling, general and administrative expenses of DVTEL, acquired in November 2015, and certain corporate expense credits in 2015 that did not repeat in 2016. Selling, general and administrative expenses as a percentage of revenue were 22.1 percent and 21.9 percent for the quarters ended March 31, 2016 and 2015, respectively. Over the past five annual periods through December 31, 2015, our annual selling, general and administrative expenses have varied between 20.1 percent and 23.6 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Interest expense. Interest expense for the first three months of 2016 was $3.4 million, compared to $3.7 million for the same period of 2015. Interest expense was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. The income tax provision of $54.5 million for the three months ended March 31, 2016 represents an effective tax rate of 26.0 percent and discrete tax charges totaling $40.0 million, primarily related to the European Commission's decision regarding certain tax legislation in Belgium impacting one of our international subsidiaries. The Belgian Government announced that they have appealed this decision and filed an action for annulment with the General Court of the European Union. Companies directly affected by the decision may also appeal. The outcome of an appeal, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. Excluding discrete items, we expect the annual effective tax rate for the full year of 2016 to be approximately 26.0 percent. The expected effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, and the effect of federal, foreign and state tax credits.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015

Revenue	$124.2	$112.9
Earnings from operations	35.2	30.2
Operating margin	28.4%	26.7%
Backlog, end of period	314	270
Revenue for the three months ended March 31, 2016 increased by 10.0 percent compared to the same period of 2015. The increase in revenue for the three month period was primarily due to increases in our weapon sight/man portable and maritime product lines and service, partially offset by a decline in revenue in our airborne product line. Revenues from US government customers in the three month period increased by approximately 75 percent over the prior year. Earnings from operations for the three month period improved year over year primarily due to increased revenues and lower operating expenses.

Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015

Revenue	$79.4	$83.8
Earnings from operations	19.5	28.1
Operating margin	24.5%	33.5%
Backlog, end of period	27	28
Revenue for the three months ended March 31, 2016 decreased by 5.3 percent compared to the same period of 2015. The year over year decrease in revenue for the three month period was primarily due to a decline in sales in Europe; on a product line basis, the segment revenue decline was primarily in our building and predictive maintenance product line. Revenues for the three month period were also negatively impacted by year over year changes in currency exchange rates; on a constant currency basis, revenue for the three month period decreased by approximately 3 percent. The decrease in earnings from operations for the three months ended March 31, 2016, compared to the same period of 2015, was primarily due to increased operating expense and higher production costs. As a large portion of segment expenses are incurred in Europe, the segment experienced a favorable impact on its operating expenses from the changes in foreign currency rates which largely offset the associated decline in revenues in that region.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015

Revenue	$47.1	$38.8
(Loss) earnings from operations	(3.6)	3.8
Operating margin	(7.7)%	9.8%
Backlog, end of period	15	18
Revenue for the three months ended March 31, 2016 increased by 21.3 percent, compared to the same period of the prior year. The increase in revenue for the three month period was primarily due to the inclusion of revenue from DVTEL products. DVTEL was acquired in November 2015. The decrease in earnings from operations year over year for the three month period was primarily due to gross margin pressures associated with sales incentives for certain slow moving inventory, a product mix shift to lower margin consumer products and higher operating expenses, primarily from DVTEL.
OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015

Revenue	$47.8	$39.8
Earnings from operations	10.0	8.8
Operating margin	21.0%	22.0%
Backlog, end of period	134	123
Revenue increased by 20.1 percent for the three months ended March 31, 2016, respectively, compared to the same period of the prior year. The increase in revenue year over year for the three month period was primarily due to higher deliveries in most of our segment product lines, particularly uncooled cores; geographically, all regions reported year over year increases. Segment earnings from operations increased for the three month period primarily due to higher revenue, partially offset by lower gross margins.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015

Revenue	$51.7	$51.0
Earnings from operations	5.0	4.8
Operating margin	9.7%	9.4%
Backlog, end of period	26	22
Revenue for the three months ended March 31, 2016 increased by 1.5 percent compared to the same period of 2015. On a constant currency basis, revenue for the three month period increased by approximately 5 percent. The increase in revenue year over year for the three month period was primarily due to an increase in the Americas. On a product basis, increased shipments of multifunctional displays and infrared displays more than offset declines in autopilot and instrument shipments.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015

Revenue	$29.3	$18.2
Earnings from operations	7.9	2.7
Operating margin	26.9%	14.7%
Backlog, end of period	97	97

Revenue for the three months ended March 31, 2016 increased by 61.0 percent compared to the same period of 2015. The increase in revenue for the three month period was primarily related to increased shipments from our CBRNE threat response systems to United States government customers. The increase in earnings from operations and operating margins for the three months ended March 31, 2016 compared to the same period during the prior year was primarily due to the increases in revenue.

Liquidity and Capital Resources
At March 31, 2016, we had a total of $510.6 million in cash and cash equivalents, of which $100.5 million was in the United States and $410.1 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2015 of $472.8 million, of which $129.6 million was in the United States and $343.2 million was at our foreign subsidiaries. The increase in cash and cash equivalents during the three months ended March 31, 2016 was primarily due to cash from operating activities and the impact on cash from currency translation adjustments of $13.3 million, partially offset by capital expenditures of $10.0 million and dividend payments of $16.5 million.
Cash provided by operating activities totaled $44.9 million for the three months ended March 31, 2016, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization, stock-based compensation and other non-cash items.
Cash used by investing activities totaled $5.1 million for the three months ended March 31, 2016, consisting of capital expenditures in the ordinary course of business and proceeds from a sale of equipment.
Cash used by financing activities totaled $15.2 million for the three months ended March 31, 2016, which primarily consisted of the payment of dividends and the quarterly term loan principal payment, partially offset by amounts provided by the shares issued under our stock compensation plans.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. We have the right, subject to certain conditions including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $150 million until April 5, 2018. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish Kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at March 31, 2016. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporates a $150 million term loan facility that matures on April 5, 2019. On April 5, 2013 we drew down $150 million under the term loan facility. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At March 31, 2016, the effective interest rate on the term loan was 2.49 percent. Principal payments of $3.75 million are made in quarterly installments which commenced on June 30, 2013 and will continue through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At March 31, 2016, we had no amounts outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.3 percent. We had $25.9 million of letters of credit outstanding at March 31, 2016, which reduced the total available credit under the revolving credit facility.
On August 19, 2011, we issued $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016 (the "Notes"). The interest on the Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes have been used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock. We intend to refinance the Notes prior to their due date.
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of March 31, 2016, 4.2 million shares had been repurchased under this authorization, which expires on February 5, 2017.
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

Off-Balance Sheet Arrangements

Through March 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The pronouncement revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company currently intends to adopt ASU 2016-01 on January 1, 2018, and does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendment requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company currently intends to adopt ASU 2016-02 on January 1, 2019, and is currently evaluating the potential effects of adopting the provisions of ASU 2016-02.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”). The amendment identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company currently intends to adopt ASU 2016-09 on January 1, 2017, and is currently evaluating the potential effects of adopting the provisions of ASU 2016-09.

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and its use of estimates as reported in its Form 10-K for the fiscal year ended December 31, 2015, as described in Note 1, "Nature of Business and Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2015.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended March 31, 2016.

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

As of March 31, 2016, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016 such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors [may need to update]

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

FLIR SYSTEMS, INC.

Date May 6, 2016	/s/ AMIT SINGHI
Amit Singhi
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)