Form 10-Q
period 2016-06-30
FLIR SYSTEMS INC
filed 2016-08-03
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
At July 29, 2016, there were 137,281,232 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$402,729	$392,975	$782,201	$737,492
Cost of goods sold	219,407	203,360	421,189	371,980
Gross profit	183,322	189,615	361,012	365,512
Operating expenses:
Research and development	36,945	35,126	73,356	69,900
Selling, general and administrative	81,165	83,958	165,067	159,327
Total operating expenses	118,110	119,084	238,423	229,227

Earnings from operations	65,212	70,531	122,589	136,285

Interest expense	4,360	3,358	7,807	7,019
Interest income	(328)	(295)	(588)	(542)
Other expense (income), net	1,327	1,020	(103)	320
Earnings before income taxes	59,853	66,448	115,473	129,488
Income tax provision	14,485	15,948	68,980	31,078
Net earnings	$45,368	$50,500	$46,493	$98,410

Earnings per share:
Basic	$0.33	$0.36	$0.34	$0.70
Diluted	$0.33	$0.36	$0.33	$0.70

Weighted average shares outstanding:
Basic	137,861	140,063	137,686	139,916
Diluted	138,993	141,491	138,832	141,484

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earnings	$45,368	$50,500	$46,493	$98,410
Other comprehensive income (loss), net of tax:
Cash flow hedges	(196)	194	(865)	(410)
Foreign currency translation adjustments	(24,888)	30,499	(1,526)	(35,465)
Total other comprehensive income (loss)	(25,084)	30,693	(2,391)	(35,875)
Comprehensive income	$20,284	$81,193	$44,102	$62,535

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$903,179	$472,785
Accounts receivable, net	279,323	326,098
Inventories	387,393	393,092
Prepaid expenses and other current assets	87,927	95,539
Total current assets	1,657,822	1,287,514
Property and equipment, net	271,726	272,629
Deferred income taxes, net	55,578	55,429
Goodwill	592,946	596,316
Intangible assets, net	133,364	141,302
Other assets	83,515	53,210
Total assets	$2,794,951	$2,406,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,170	$139,540
Deferred revenue	30,738	31,933
Accrued payroll and related liabilities	46,629	54,806
Accrued product warranties	14,661	13,406
Advance payments from customers	21,189	33,848
Accrued expenses	35,597	40,930
Accrued income taxes	3,007	201
Other current liabilities	4,441	5,987
Current portion, long term debt	264,924	264,694
Total current liabilities	522,356	585,345
Long-term debt	505,040	93,750
Deferred income taxes	3,893	3,623
Accrued income taxes	51,807	10,457
Other long-term liabilities	64,311	63,710
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2016, and December 31, 2015	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 137,265 and 137,350 shares issued at June30, 2016, and December 31, 2015, respectively, and additional paid-in capital	1,373	1,374
Retained earnings	1,773,688	1,773,267
Accumulated other comprehensive loss	(127,517)	(125,126)
Total shareholders’ equity	1,647,544	1,649,515
Total liabilities and shareholders’ equity	$2,794,951	$2,406,400

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$46,493	$98,410
Income items not affecting cash:
Depreciation and amortization	27,778	24,611
Deferred income taxes	(372)	142
Stock-based compensation arrangements	14,381	12,938
Other non-cash items	15,451	(823)
Changes in operating assets and liabilities, net of business acquisitions:
Decrease in accounts receivable	50,711	22,594
Decrease (increase) in inventories	14,995	(44,072)
(Increase) decrease in prepaid expenses and other current assets	(1,634)	489
(Increase) decrease in other assets	(8,613)	1,610
(Decrease) increase in accounts payable	(44,165)	24,539
(Decrease) increase in deferred revenue	(1,052)	2,303
(Decrease) in accrued payroll and other liabilities	(34,534)	(28,170)
Increase in accrued income taxes	46,617	5,230
Increase of pension & other long term liabilities	565	4,058
Cash provided by operating activities	126,621	123,859
CASH USED BY INVESTING ACTIVITIES:
Additions to property and equipment, net	(20,876)	(30,783)
Proceeds on sale of property and equipment	4,875	30
Business acquisitions, net of cash acquired	(42,445)	—
Cash used by investing activities	(58,446)	(30,753)
CASH USED BY FINANCING ACTIVITIES:
Net proceeds from credit agreement and long-term debt	525,766	—
Repayments of credit agreements and long-term debt	(112,500)	(7,500)
Common stock repurchased	(29,747)	(31,426)
Dividends paid	(33,090)	(30,774)
Proceeds from employee stock based compensation plans	6,541	19,636
Excess tax benefits from share-based payment arrangements	1,579	4,041
Other financing activities	10	(8)
Cash provided (used) by financing activities	358,559	(46,031)
Effect of exchange rate changes on cash	3,660	(18,259)
Net increase in cash and cash equivalents	430,394	28,816
Cash and cash equivalents, beginning of period	472,785	531,374
Cash and cash equivalents, end of period	$903,179	$560,190

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

Reclassifications
The Company made certain reclassifications to the prior year's financial statements to conform them to the presentation as of June 30, 2016. Restructuring expenses of $0.5 million and $0.7 million have been reclassified to selling, general and administrative expenses, respectively, for the three and six months ended June 30, 2015. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.

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

Under the stock-based compensation program, the Company has granted time-based options, time-based restricted stock unit awards, performance-based restricted stock unit awards and market-based restricted stock unit awards. Options generally expire ten years from their grant dates. Time-based options and restricted stock unit awards generally vest over a three year period. Shares issuable under the performance-based restricted stock unit awards are earned based upon the Company's return on invested capital over a three year period. Shares issuable under market-based restricted stock unit awards are earned based upon the Company's total shareholder return compared to the total shareholder return over a three year period of the component company at the 60th percentile level in the Standard & Poor's 500 Index. Shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$855	$766	$1,470	$1,484
Research and development	1,233	1,185	2,414	2,325
Selling, general and administrative	6,205	6,229	10,497	9,129
Stock-based compensation expense	$8,293	$8,180	$14,381	$12,938
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	June 30,
	2016	2015
Capitalized in inventory	685	703
As of June 30, 2016, the Company had $53.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$45,368	$50,500	$46,493	$98,410

Denominator for earnings per share:
Weighted average number of common shares outstanding	137,861	140,063	137,686	139,916
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,132	1,428	1,146	1,568
Weighted average diluted shares outstanding	138,993	141,491	138,832	141,484

The effect of outstanding stock-based compensation awards for the three and six months ended June 30, 2016, which in the aggregate consisted of 295,000 and 440,000 shares, respectively; and for the three and six months ended June 30, 2015, which in the aggregate consisted of 285,000 and 389,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have had an anti-dilutive effect.

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
The Company had $329.5 million and $29.0 million of cash equivalents at June 30, 2016 and December 31, 2015, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of June 30, 2016 and December 31, 2015 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $689.0 million and $254.1 million based upon Level 2 inputs at June 30, 2016 and December 31, 2015, respectively. The fair value of the Company's term loan, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other expense (income), net are offset by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net losses for the three and six months ended June 30, 2016 were $9.1 million and $2.1 million, respectively. The net gains for the three and six months ended June 30, 2015 were $5.8 million and $1.8 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	June 30, 2016	December 31, 2015
Swedish kronor	$93,760	$59,198
Euro	21,280	281
Canadian dollar	14,954	10,799
Brazilian real	8,145	6,440
British pound sterling	3,064	10,203
Australian dollar	2,856	2,342
Norwegian krone	836	453
Other	1,035	2,197
	$145,930	$91,913
At June 30, 2016, the Company’s foreign currency forward contracts, in general, had maturities of one month or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Contracts - (Continued)
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$447	$2,034	$767	$1,314

Interest Rate Swap Contracts
At June 30, 2016, the effective interest rate on the Company's revolving credit facility was 2.37 percent. As of June 30, 2016, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$50.6	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$50.6	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was a liability of $0.9 million of which $0.5 million has been recorded in other current liabilities and $0.4 million has been recorded to other long-term liabilities in the Consolidated Balance Sheet as of June 30, 2016.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.8 million at June 30, 2016 and $6.9 million at December 31, 2015.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw material and subassemblies	$202,343	$216,107
Work-in-progress	51,599	38,639
Finished goods	133,451	138,346
	$387,393	$393,092

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $269.8 million and $253.4 million at June 30, 2016 and December 31, 2015, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Goodwill
The carrying value of goodwill and the activity for the six months ended June 30, 2016 are as follows (in thousands):

Balance, December 31, 2015	$596,316
Currency translation adjustments and other	(3,370)
Balance, June 30, 2016	$592,946

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at June 30, 2016.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $69.6 million and $61.3 million at June 30, 2016 and December 31, 2015, respectively.

Note 11.	Credit Agreement
At June 30, 2016, the Company had $101.3 million borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, by and among the Company, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement"), and had $20.7 million of letters of credit outstanding, which reduced the available credit under the revolving credit facility to $378.1 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s accrued product warranties and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accrued product warranties, beginning of period	$17,227	$15,840	$16,514	$16,175
Amounts paid for warranty services	(5,458)	(3,547)	(9,598)	(6,971)
Warranty provisions for products sold	5,826	3,595	10,560	6,985
Currency translation adjustments and other	(103)	134	16	(167)
Accrued product warranties, end of period	$17,492	$16,022	$17,492	$16,022
Current accrued product warranties, end of period			$14,661	$13,232
Long-term accrued product warranties, end of period			$2,831	$2,790

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Unsecured notes	$675,000	$250,000
Term loan	—	108,750
Credit Agreement	101,250	—
Unamortized discounts and issuance costs	(6,286)	(306)
	$769,964	$358,444
Current portion, long-term debt	$264,924	$264,694
Long-term debt	$505,040	$93,750

In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “2011 Notes”). The net proceeds from the issuance of the 2011 Notes were approximately $247.7 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2011 Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the 2011 Notes were used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock. The 2011 Notes were repaid on July 5, 2016.
In June 2016, the Company issued $425 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the principal amount of the 2011 Notes outstanding in July 2016 and for working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock and other general corporate purposes.
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, consisted of a $150 million term loan facility and a revolving credit facility. On May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrues at the one-month LIBOR rate plus the applicable scheduled spread for the amount outstanding and is paid monthly in arrears. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the revolving credit facility at June 30, 2016.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2016 (in thousands):

Common stock and additional paid-in capital, December 31, 2015	$1,374
Income tax benefit of common stock options exercised	1,451
Common stock issued pursuant to stock-based compensation plans, net	938
Stock-based compensation expense	14,375
Repurchase of common stock	(16,765)
Common stock and additional paid-in capital, June 30, 2016	$1,373
On February 5, 2015, the Company's Board of Directors authorized the repurchase in the open market or through privately negotiated transactions of up to 15.0 million shares of the Company's outstanding common stock. The authorization will expire on February 5, 2017. During the six months ended June 30, 2016, the Company repurchased 1.0 million shares for an aggregate purchase price of $29.7 million, of which $16.8 million reduced common stock and additional paid in capital and $12.9 million reduced retained earnings.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity - (Continued)
On June 3, 2016, the Company paid a dividend of $0.12 per share on its outstanding common stock to the shareholders of record as of the close of business on May 20, 2016. The total cash payments for dividends during the six months ended June 30, 2016 were $33.1 million.

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

On April 29, 2016, Raytheon filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the denial by the United States District Court for the Eastern District of Texas of Raytheon’s Renewed Motion for Judgment as a Matter of Law, or in the Alternative, Motion for New Trial. On May 11, 2016, the FLIR Parties filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the Order of the United States District Court for the Eastern District of Texas Denying the FLIR Parties’ Amended Rule 54(d) Motion for Attorneys’ Fees and Costs under the Texas Theft Liability Act, the Order Denying the FLIR Parties’ Renewed Motion For Judgment as a Matter Of Law, and the Final Judgment to the extent it denied the FLIR Parties Attorneys’ Fees and Costs under the Texas Theft Liability Act. The matter remains ongoing and is subject to appeal and the Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR Parties, while remote, could be material.

On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014 submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months until December 2017. DDTC continues its review and the Company is unable to reasonably estimate the time it may take to resolve the matter or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with this matter. However, an unfavorable outcome could result in fines and penalties or loss or modification of exporting privileges that could potentially be material to the financial condition and results of operations of the Company in and following the period in which such an outcome becomes estimable or known.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Contingencies - (Continued)

In March 2016, the Company learned of potential quality concerns with respect to as many as 310 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company is currently investigating the cause of these quality issues and remedial steps which may be required to repair or replace affected SkyWatch Towers. The Company has notified customers who purchased the Towers of the potential concerns and, as a precautionary measure, has also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending completion of its review and implementation of any necessary remedial measures. Due to the uncertainty of costs associated with a potential remedy and number of units which may require such remedy, the Company is currently unable to reasonably estimate the amount or range of potential loss or recovery that may result from this matter, however, such loss could be material to the financial condition and results of operations of the Company in the period in which such amount or range becomes estimable or known.

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

Note 16.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax provision	$14,485	$15,948	$68,980	$31,078
Effective tax rate	24%	24%	60%	24%

The effective tax rate for the three months ended June 30, 2016 is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments. During the first quarter of 2016, the Company recorded discrete tax expenses of $40.0 million primarily related to the European Commission’s decision regarding certain tax legislation in Belgium impacting one of the Company’s international subsidiaries. The Belgian Government announced that they have appealed this decision and filed an action for annulment with the General Court of the European Union. Companies directly affected by the decision may also appeal. The outcome of an appeal, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. We expect the annual effective tax rate for the full year of 2016 to be approximately 25 percent, excluding discrete items.
As of June 30, 2016, the Company had approximately $52.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2016, the Company had approximately $2.0 million of net accrued interest and penalties related to uncertain tax positions.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes - (Continued)
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2012 – 2014
State of Oregon	2012 – 2014
State of Massachusetts	2011 – 2014
State of California	2012 – 2014
Sweden	2011 – 2014
United Kingdom	2011 – 2014
Belgium	2011 - 2014

Note 17.	Operating Segments and Related Information
Operating Segments
The operating segments of the Company are as follows:
Surveillance
The Surveillance segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, hand-held and weapon-mounted thermal and image intensified imaging systems for use by consumers and services related to these systems.
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

 Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue – External Customers:
Surveillance	$113,440	$107,814	$237,591	$220,715
Instruments	78,068	90,260	157,487	174,080
Security	63,380	60,048	110,441	98,854
OEM & Emerging Markets	56,980	46,285	104,825	86,120
Maritime	55,163	52,030	106,883	103,002
Detection	35,698	36,538	64,974	54,721
	$402,729	$392,975	$782,201	$737,492
Revenue – Intersegments:
Surveillance	$4,755	$2,065	$8,979	$5,747
Instruments	1,213	1,068	2,788	1,910
Security	3,836	4,032	6,308	8,007
OEM & Emerging Markets	8,833	9,072	17,010	17,758
Maritime	1,458	925	2,072	1,582
Detection	31	—	31	—
Elimination	(20,126)	(17,162)	(37,188)	(35,004)
	$—	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$26,135	$26,378	$61,374	$56,546
Instruments	19,133	28,341	38,629	56,404
Security	3,214	7,874	(430)	11,689
OEM & Emerging Markets	16,094	10,495	26,127	19,274
Maritime	6,721	6,421	11,719	11,210
Detection	9,963	9,380	17,843	12,059
Other	(16,048)	(18,358)	(32,673)	(30,897)
	$65,212	$70,531	$122,589	$136,285

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	June 30, 2016	December 31, 2015
Segment assets (accounts receivable, net and inventories):
Surveillance	$255,484	$285,602
Instruments	105,306	130,363
Security	92,960	105,737
OEM & Emerging Markets	111,703	93,925
Maritime	73,414	73,506
Detection	27,849	30,057
	$666,716	$719,190

	June 30, 2016	December 31, 2015
Segment goodwill:
Surveillance	$120,113	$120,145
Instruments	150,457	149,582
Security	102,004	101,955
OEM & Emerging Markets	70,332	69,973
Maritime	102,025	106,549
Detection	48,015	48,112
	$592,946	$596,316
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	224,305	204,946	418,589	371,401
Canada/Latin America	18,085	19,972	47,327	36,399
Europe	84,297	95,869	168,707	189,124
Middle East/Africa	28,629	26,009	56,341	52,576
Asia	47,413	46,179	91,237	87,992
	$402,729	$392,975	$782,201	$737,492

Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$693,580	$666,759
Europe	373,385	383,501
Other international	14,586	13,197
	$1,081,551	$1,063,457

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
US Government	$100,106	$76,125	$185,742	$129,445

Note 18.	Business Acquisitions

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
On June 28, 2016, the Company acquired 100% of the outstanding stock of Armasight, Inc. ("Armasight"), a developer of sporting and military optics products, for approximately $43.5 million in cash, subject to customary post-closing adjustments. As of June 30, 2016, the Company has not yet assessed a valuation on identifiable intangible net assets and the $36.0 million excess of the purchase price over the preliminary net tangible assets acquired has been recorded in Other assets. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized during the year ended December 31, 2016.
In addition, on June 6, 2016, the Company acquired the assets of Innovative Security Designs, LLC ("ISD"), a developer of embedded firmware and advanced camera surveillance platforms, for approximately $1.8 million in cash. As of June 30, 2016, the Company has not yet assessed a valuation on identifiable intangible net assets and the $1.6 million excess of the purchase price over the preliminary net tangible assets acquired has been recorded in Other assets. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized during the year ended December 31, 2016.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Subsequent Events
On July 5, 2016, the Company paid the outstanding $250 million aggregate principal amount of its 3.75 percent senior unsecured notes that were due September 1, 2016. The Company will record a loss on extinguishment of the debt of approximately $1.3 million in the third quarter of 2016.
On July 21, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share on its common stock, payable on September 2, 2016, to shareholders of record as of the close of business on August 19, 2016. The total cash payment of this dividend will be approximately $16.5 million.

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
Revenue. Consolidated revenue for the three months ended June 30, 2016 increased by 2.5 percent year over year, from $393.0 million in the second quarter of 2015 to $402.7 million in the second quarter of 2016. Consolidated revenue for the six months ended June 30, 2016 increased by 6.1 percent year over year, from $737.5 million in the first six months of 2015 to $782.2 million in the first six months of 2016. Increases in revenues for the three month period in our Surveillance, Security, OEM & Emerging Markets and Maritime segments were partially offset by declines in revenues in our Instruments and Detection segments. Increases in revenues for the six month period in our Surveillance, Security, OEM & Emerging Markets, Maritime and Detection segments were partially offset by declines in revenues in our Instruments segment.
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
International sales accounted for 44.3 percent and 47.8 percent of total revenue for the three month periods ended June 30, 2016 and 2015, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2016 was $219.4 million and $421.2 million, respectively, compared to cost of goods sold for the three and six months ended June 30, 2015 of $203.4 million and $372.0 million, respectively. The year over year increase in cost of goods sold primarily related to higher revenues, changes in segment and product mix, and lower manufacturing cost absorption in 2016.

Gross profit. Gross profit for the quarter ended June 30, 2016 was $183.3 million compared to $189.6 million for the same quarter last year. Gross profit for the six months ended June 30, 2016 was $361.0 million compared to $365.5 million for the same period last year. Gross margin, defined as gross profit divided by revenue, decreased from 48.3 percent in the second quarter of 2015 to 45.5 percent in the second quarter of 2016 and decreased from 49.6 percent in the first six months of 2015 to 46.2 percent in the first six months of 2016. The decrease in gross margin for the three and six month periods were primarily due to changes in segment and product mix, lower manufacturing cost absorption, inventory adjustments and increased promotional sales activity in our Security segment.
Research and development expenses. Research and development expenses for the second quarter of 2016 totaled $36.9 million, compared to $35.1 million in the second quarter of 2015. Research and development expenses for the first six months of 2016 totaled $73.4 million, compared to $69.9 million in the first six months of 2015. Research and development expenses as a percentage of revenue were 9.2 percent and 9.4 percent for the three and six months ended June 30, 2016, respectively. Research and development expenses as a percentage of revenue were 8.9 percent and 9.5 percent for the three and six months ended June 30, 2015, respectively. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are more indicative of our commitment to research and development. Over the past five annual periods through December 31, 2015, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $81.2 million and $84.0 million for the quarters ended June 30, 2016 and 2015, respectively. Selling, general and administrative expenses were $165.1 million and $159.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in selling, general and administrative expenses year over year for the three month period was primarily related to cost control measures and partially offset by incremental expenses associated with DVTEL, acquired in November 2015. The increase in selling, general and administrative expenses year over year for the six month period was primarily related to the inclusion of selling, general and administrative expenses of DVTEL and higher corporate legal expenses, partially offset by lower corporate administration expenses and other cost control efforts realized in the second quarter of 2016. Selling, general and administrative expenses as a percentage of revenue were 20.1 percent and 21.4 percent for the quarters ended June 30, 2016 and 2015, respectively, and 21.1 percent and 21.6 percent for the six month periods ended June 30, 2016 and 2015, respectively. Over the past five annual periods through December 31, 2015, our annual selling, general and administrative expenses have varied between 20.1 percent and 23.6 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Interest expense. Interest expense for the first six months of 2016 was $7.8 million, compared to $7.0 million for the same period of 2015. Interest expense was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. The income tax provision of $14.5 million and $69.0 million for the three and six months ended June 30, 2016, respectively, represents an effective tax rate of 25 percent. The first quarter of 2016 included discrete tax charges totaling $40.0 million, primarily related to the European Commission's decision regarding certain tax legislation in Belgium impacting one of our international subsidiaries. The Belgian Government announced that they have appealed this decision and filed an action for annulment with the General Court of the European Union. Companies directly affected by the decision may also appeal. The outcome of an appeal, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. Excluding discrete items, we expect the annual effective tax rate for the full year of 2016 to be approximately 25 percent. The expected effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, and the effect of federal, foreign and state tax credits.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$113.4	$107.8	$237.6	$220.7
Earnings from operations	26.1	26.4	61.4	56.5
Operating margin	23.0%	24.5%	25.8%	25.6%
Backlog, end of period			341	286
Revenue for the three and six months ended June 30, 2016 increased by 5.2 percent and 7.6 percent, respectively, compared to the same periods of 2015. The increase in revenue for the three and six month periods was primarily due to increases in our weapon sights and other portable/hand-held product lines and service, partially offset by a decline in revenue in our airborne product line. Revenues from US government customers in the three and six month periods increased by approximately 55 percent and 37 percent, respectively, over the prior year.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$78.1	$90.3	$157.5	$174.1
Earnings from operations	19.1	28.3	38.6	56.4
Operating margin	24.5%	31.4%	24.5%	32.4%
Backlog, end of period			30	25
Revenue for the three and six months ended June 30, 2016 decreased by 13.5 percent and 9.5 percent, respectively, compared to the same periods of 2015. The year over year decrease in revenue for the three and six month periods were primarily due to a decline in sales in Europe; on a product line basis, the segment revenue decline was primarily in our building and predictive maintenance product line. The decrease in earnings from operations for the three and six months ended June 30, 2016, compared to the same periods of 2015, was primarily due to decreased revenues as well as increased operating expense and higher production costs.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$63.4	$60.0	$110.4	$98.9
Earnings (loss) from operations	3.2	7.9	(0.4)	11.7
Operating margin	5.1%	13.1%	(0.4)%	11.8%
Backlog, end of period			21	13
Revenue for the three and six months ended June 30, 2016 increased by 5.5 percent and 11.7 percent, respectively, compared to the same periods of the prior year. The increase in revenue for the three and six month periods was primarily due to the inclusion of revenue from DVTEL products. DVTEL was acquired in November 2015. The decrease in earnings from operations year over year for the three and six month periods was primarily due to gross margin declines associated with sales incentives and promotional activity, a product mix shift to lower margin consumer products and higher operating expenses, primarily from DVTEL.

OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$57.0	$46.3	$104.8	$86.1
Earnings from operations	16.1	10.5	26.1	19.3
Operating margin	28.2%	22.7%	24.9%	22.4%
Backlog, end of period			139	109
Revenue increased by 23.1 percent and 21.7 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods of the prior year. The increase in revenue year over year for the three and six month periods was primarily due to higher deliveries in most of our segment product lines, particularly in our cores and components and mobile accessories product lines. Geographically, all regions reported year over year increases. Segment earnings from operations increased for the three and six month periods primarily due to higher revenue, partially offset by lower gross margins.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$55.2	$52.0	$106.9	$103.0
Earnings from operations	6.7	6.4	11.7	11.2
Operating margin	12.2%	12.3%	11.0%	10.9%
Backlog, end of period			24	21
Revenue for the three and six months ended June 30, 2016 increased by 6.0 percent and 3.8 percent, respectively, compared to the same periods of 2015. The increase in revenue year over year for the three and six month periods was primarily due to an increase in the Americas region. On a product basis, increased shipments of multifunction displays and infrared displays more than offset declines in autopilot and instrument shipments.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$35.7	$36.5	$65.0	$54.7
Earnings from operations	10.0	9.4	17.8	12.1
Operating margin	27.9%	25.7%	27.5%	22.0%
Backlog, end of period			74	83

Revenue for the three and six months ended June 30, 2016 decreased by 2.3 percent and increased by 18.7 percent, respectively, compared to the same periods of 2015. The increase in revenue for the six month period was primarily related to increased shipments from our CBRNE threat response systems to United States government customers. The increase in earnings from operations and operating margins for the six month period ended June 30, 2016 compared to the same periods during the prior year were primarily due to the increases in revenue and reduced intangible asset amortization expense.

Liquidity and Capital Resources
At June 30, 2016, we had a total of $903.2 million in cash and cash equivalents, of which $457.1 million was in the United States and $446.1 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2015 of $472.8 million, of which $129.6 million was in the United States and $343.2 million was at our foreign subsidiaries. The increase in cash and cash equivalents during the six months ended June 30, 2016 was primarily due to the proceeds from long-term debt and cash from operating activities, partially offset by $42.4 million spent on the acquisitions of Armasight and ISD, payments on our term loan under the credit agreement, capital expenditures of $20.9 million, repurchase of common stock of $29.7 million and dividend payments of $33.1 million.
Cash provided by operating activities totaled $126.6 million for the six months ended June 30, 2016, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization, stock-based compensation and other non-cash items.
Cash used by investing activities totaled $58.4 million for the six months ended June 30, 2016, consisting of $42.4 million, net of cash acquired, for the acquisitions of Armasight and ISD and capital expenditures in the ordinary course of business.
Cash provided by financing activities totaled $358.6 million for the six months ended June 30, 2016, which primarily consisted of the net proceeds from long-term debt and the new credit agreement, partially offset by repurchases of common stock, payment of dividends and the term loan principal payments.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.25 percent to 0.40 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at June 30, 2016. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that was scheduled to mature on April 5, 2019. On May 31, 2016, we drew down $105 million under the revolving credit facility and repaid the term loan facility in full. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At June 30, 2016, the effective interest rate on the term loan was 2.37 percent. Principal payments of $3.75 million, at our option, will continue to be made in quarterly installments through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At June 30, 2016, we had $101.3 million outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.175 percent. We had $20.7 million of letters of credit outstanding at June 30, 2016, which reduced the total available credit under the revolving credit facility.
On August 19, 2011, we issued $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016 (the "2011 Notes"). The interest on the Notes is payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes were used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock. The 2011 Notes were repaid on July 5, 2016.
In June 2016, we issued $425 million aggregate principal amount of our 3.125 percent senior unsecured notes due June 15, 2012 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the 2011 Notes in July 2016 and are being used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of the our common stock.
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of June 30, 2016, 1.0 million shares had been repurchased under this authorization, which expires on February 5, 2017.

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

Off-Balance Sheet Arrangements

Through June 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended June 30, 2016 other than the issuance of $425 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2012 and the related interest, as discussed above.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc., the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance and the potential quality concerns of the SkyWatch Surveillance Towers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016 such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 1 to June 30, 2016	950,000	$31.31	950,000
Total	950,000	$31.31	950,000	9,881,131
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description
3.1	Third Restated Bylaws of FLIR Systems, Inc., as amended through June 2, 2016.
4.1
Fourth Supplemental Indenture dated as of June 10, 2016 by and between FLIR Systems, Inc. and U.S. Bank National Association. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2016).

10.1
Amended and Restated Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems Inc. party thereto, Bank of America N.A. and the other lenders party thereto, dated as of May 31, 2016.

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

FLIR SYSTEMS, INC.

Date August 3, 2016	/s/ AMIT SINGHI
Amit Singhi
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)