Form 10-Q
period 2016-09-30
FLIR SYSTEMS INC
filed 2016-11-04
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
At October 28, 2016, there were 136,129,920 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$405,228	$381,928	$1,187,429	$1,119,420
Cost of goods sold	213,852	201,189	635,041	573,169
Gross profit	191,376	180,739	552,388	546,251
Operating expenses:
Research and development	32,664	31,200	106,020	101,100
Selling, general and administrative	77,863	73,557	242,930	232,884
Total operating expenses	110,527	104,757	348,950	333,984

Earnings from operations	80,849	75,982	203,438	212,267

Interest expense	5,736	3,670	13,543	10,689
Interest income	(336)	(319)	(924)	(861)
Other expense, net	241	1,455	138	1,775
Earnings before income taxes	75,208	71,176	190,681	200,664
Income tax provision (benefit)	16,575	(1,896)	85,555	29,182
Net earnings	$58,633	$73,072	$105,126	$171,482

Earnings per share:
Basic	$0.43	$0.52	$0.76	$1.23
Diluted	$0.43	$0.52	$0.76	$1.21

Weighted average shares outstanding:
Basic	136,963	139,596	137,438	139,808
Diluted	137,938	140,525	138,594	141,262

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net earnings	$58,633	$73,072	$105,126	$171,482
Other comprehensive income (loss), net of tax:
Cash flow hedges	292	(599)	(573)	(1,009)
Foreign currency translation adjustments	(7,724)	(16,672)	(9,250)	(52,138)
Total other comprehensive loss	(7,432)	(17,271)	(9,823)	(53,147)
Comprehensive income	$51,201	$55,801	$95,303	$118,335

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$677,688	$472,785
Accounts receivable, net	309,602	326,098
Inventories	380,225	393,092
Prepaid expenses and other current assets	88,625	95,539
Total current assets	1,456,140	1,287,514
Property and equipment, net	267,149	272,629
Deferred income taxes, net	55,194	55,429
Goodwill	626,243	596,316
Intangible assets, net	135,878	141,302
Other assets	47,290	53,210
Total assets	$2,587,894	$2,406,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,663	$139,540
Deferred revenue	36,553	31,933
Accrued payroll and related liabilities	54,277	54,806
Accrued product warranties	16,759	13,406
Advance payments from customers	28,680	33,848
Accrued expenses	35,449	40,930
Accrued income taxes	6,133	201
Other current liabilities	8,134	5,987
Current portion, long term debt	15,000	264,694
Total current liabilities	310,648	585,345
Long-term debt	501,606	93,750
Deferred income taxes	3,711	3,623
Accrued income taxes	53,397	10,457
Other long-term liabilities	65,126	63,710
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2016, and December 31, 2015	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 136,127 and 137,350 shares issued at September 30, 2016, and December 31, 2015, respectively, and additional paid-in capital	1,361	1,374
Retained earnings	1,786,994	1,773,267
Accumulated other comprehensive loss	(134,949)	(125,126)
Total shareholders’ equity	1,653,406	1,649,515
Total liabilities and shareholders’ equity	$2,587,894	$2,406,400

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$105,126	$171,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,857	36,465
Deferred income taxes	(200)	(17,238)
Stock-based compensation arrangements	21,253	19,449
Other, net	19,830	4,346
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	19,951	43,295
Inventories	20,211	(72,531)
Prepaid expenses	(3,129)	1,784
Other assets	(18,861)	(1,775)
Accounts payable	(35,507)	29,011
Deferred revenue	4,859	(106)
Accrued payroll and other liabilities	(13,614)	(21,055)
Accrued income taxes	51,856	(957)
Pension & other long term liabilities	1,595	5,309
Net cash provided by operating activities	215,227	197,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(27,682)	(50,146)
Proceeds on sale of property and equipment	6,986	30
Business acquisitions, net of cash acquired	(42,445)	—
Net cash used by investing activities	(63,141)	(50,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit agreement and long-term debt	524,826	—
Repayments of credit agreements and long-term debt	(367,435)	(11,250)
Common stock repurchased	(66,057)	(93,381)
Dividends paid	(49,564)	(46,193)
Proceeds from employee stock based compensation plans	7,347	21,188
Excess tax benefits from share-based payment arrangements	1,605	4,216
Other financing activities	10	(10)
Net cash provided (used) by financing activities	50,732	(125,430)
Effect of exchange rates on cash and cash equivalents	2,085	(27,931)
Net increase (decrease) in cash and cash equivalents	204,903	(5,998)
Cash and cash equivalents, beginning of period	472,785	531,374
Cash and cash equivalents, end of period	$677,688	$525,376

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

Reclassifications
The Company made certain reclassifications to the prior year's financial statements to conform them to the presentation as of September 30, 2016. Restructuring expenses of $0.3 million and $1.1 million have been reclassified to research and development expenses and selling, general and administrative expenses, for the three and nine months ended September 30, 2015, respectively. These reclassifications had no effect on consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the lower of the fair market value at the date of enrollment or the fair market value at the purchase date. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year. Shares purchased under the ESPP must be held by employees for a period of at least 18 months after the date of purchase.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$881	$799	$2,351	$2,283
Research and development	1,225	1,259	3,639	3,584
Selling, general and administrative	4,766	4,454	15,263	13,582
Stock-based compensation expense	$6,872	$6,512	$21,253	$19,449
Stock-based compensation costs capitalized in inventory are as follows (in thousands):

	September 30,
	2016	2015
Capitalized in inventory	$585	$667
As of September 30, 2016, the Company had $46.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.1 years.

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$58,633	$73,072	$105,126	$171,482

Denominator for earnings per share:
Weighted average number of common shares outstanding	136,963	139,596	137,438	139,808
Assumed exercises of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	975	929	1,156	1,454
Weighted average diluted shares outstanding	137,938	140,525	138,594	141,262

The effect of outstanding stock-based compensation awards for the three and nine months ended September 30, 2016, which in the aggregate consisted of 322,000 and 317,000 shares, respectively; and for the three and nine months ended September 30, 2015, which in the aggregate consisted of 457,000 and 316,000 shares, respectively, have been excluded for purposes of calculating diluted earnings per share since their inclusion would have an anti-dilutive effect.

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
The Company had $147.3 million and $29.0 million of cash equivalents at September 30, 2016 and December 31, 2015, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair values of the Company’s foreign currency forward contracts and interest rate swap contracts as of September 30, 2016 and December 31, 2015 are disclosed in Note 5, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," of the Notes to the Consolidated Financial Statements is approximately $440.1 million and $254.1 million based upon Level 2 inputs at September 30, 2016 and December 31, 2015, respectively. The fair value of the Company's borrowings under the revolving credit facility, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 5.	Derivative Financial Instruments
Foreign Currency Exchange Rate Contracts
In general, the gains and losses related to the Company's foreign currency exchange rate contracts recorded in other expense, net are offset by the reciprocal gains and losses generated from foreign currency changes on the settlement of underlying assets or liabilities which originally gave rise to the exposure. The net losses for the three and nine months ended September 30, 2016 were $3.1 million and $5.2 million, respectively. The net losses for the three and nine months ended September 30, 2015 were $8.9 million and $7.0 million, respectively.

The following table provides volume information about the Company's foreign currency exchange rate contracts. The table below presents the net notional amounts of the Company's outstanding foreign currency forward contracts in United States dollar equivalent amounts (in thousands):

	September 30, 2016	December 31, 2015
Swedish kronor	$89,433	$59,198
Euro	52,277	281
Canadian dollar	12,978	10,799
British pound sterling	7,484	10,203
Brazilian real	7,478	6,440
Australian dollar	4,967	2,342
Japanese yen	1,011	2,124
Other	—	526
	$175,628	$91,913
At September 30, 2016, the Company’s foreign currency forward contracts, in general, had maturities of one month or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Contracts - (Continued)
The carrying amount of the foreign currency forward contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Other current assets	Other current liabilities	Other current assets	Other current liabilities
Foreign currency forward contracts	$61	$1,811	$767	$1,314

Interest Rate Swap Contracts
At September 30, 2016, the effective interest rate on the Company's revolving credit facility was 2.37 percent. As of September 30, 2016, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$48.8	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$48.8	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was a liability of $0.4 million of which $0.3 million has been recorded in other current liabilities and $0.1 million has been recorded to other long-term liabilities in the Consolidated Balance Sheet as of September 30, 2016.

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $7.0 million at September 30, 2016 and $6.9 million at December 31, 2015.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw material and subassemblies	$192,057	$216,107
Work-in-progress	55,007	38,639
Finished goods	133,161	138,346
	$380,225	$393,092

Note 8.	Property and Equipment
Property and equipment are net of accumulated depreciation of $273.2 million and $253.4 million at September 30, 2016 and December 31, 2015, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Goodwill
The carrying value of goodwill and the activity for the nine months ended September 30, 2016 are as follows (in thousands):

Balance, December 31, 2015	$596,316
Goodwill from acquisitions	35,203
Currency translation adjustments and other	(5,276)
Balance, September 30, 2016	$626,243

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at September 30, 2016.

See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information on the addition of goodwill from acquisitions.

Note 10.	Intangible Assets
Intangible assets are net of accumulated amortization of $73.3 million and $61.3 million at September 30, 2016 and December 31, 2015, respectively.

Note 11.	Credit Agreement
At September 30, 2016, the Company had $97.5 million borrowings outstanding under its revolving credit facility pursuant to the Credit Agreement, dated February 8, 2011, by and among the Company, with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement"), and had $21.6 million of letters of credit outstanding, which reduced the available credit under the revolving credit facility to $380.9 million.

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s accrued product warranties and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued product warranties, beginning of period	$17,492	$16,023	$16,514	$16,175
Amounts paid for warranty services	(3,624)	(3,731)	(13,221)	(10,701)
Warranty provisions for products sold	5,099	3,567	15,658	10,551
Currency translation and acquisition adjustments	1,025	(23)	1,041	(189)
Accrued product warranties, end of period	$19,992	$15,836	$19,992	$15,836
Current accrued product warranties, end of period			$16,759	$13,213
Long-term accrued product warranties, end of period			$3,233	$2,623

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Unsecured notes	$425,000	$250,000
Term loan	—	108,750
Credit Agreement	97,500	—
Unamortized discounts and issuance costs	(5,894)	(306)
	$516,606	$358,444
Current portion, long-term debt	$15,000	$264,694
Long-term debt	$501,606	$93,750

In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “2011 Notes”). The 2011 Notes were repaid on July 5, 2016. The Company recorded a $1.3 million loss on the extinguishment of the 2011 Notes in Interest expense during the three months ended September 30, 2016.
In June 2016, the Company issued $425 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the principal amount of the 2011 Notes outstanding in July 2016 and are being used for other general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
The Credit Agreement discussed in Note 11, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, consisted of a $150 million term loan facility and a revolving credit facility. On May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrues at the one-month LIBOR rate plus the applicable scheduled spread for the amount outstanding and is paid monthly in arrears. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the revolving credit facility at September 30, 2016.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2016 (in thousands):

Common stock and additional paid-in capital, December 31, 2015	$1,374
Income tax benefit of common stock options exercised	1,477
Common stock issued pursuant to stock-based compensation plans, net	1,585
Stock-based compensation expense	21,147
Repurchase of common stock	(24,222)
Common stock and additional paid-in capital, September 30, 2016	$1,361
On February 5, 2015, the Company's Board of Directors authorized the repurchase in the open market or through privately negotiated transactions of up to 15.0 million shares of the Company's outstanding common stock. The authorization will expire on February 5, 2017. During the nine months ended September 30, 2016, the Company repurchased 2.1 million shares for an aggregate purchase price of $66.1 million, of which $24.2 million reduced common stock and additional paid in capital and $41.9 million reduced retained earnings.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity - (Continued)
On September 2, 2016, the Company paid a dividend of $0.12 per share on its outstanding common stock to the shareholders of record as of the close of business on August 19, 2016. The total cash payments for dividends during the nine months ended September 30, 2016 were $49.6 million.

Note 15.	Contingencies

FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc. (formerly known as Indigo Systems Corporation) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007 in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims.  On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the United States District Court for the Eastern District of Texas rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither of the FLIR Parties infringed any of the trade secrets claimed and awarded Raytheon no damages.  On March 31, 2016 the United States District Court for the Eastern District of Texas issued a Final Judgment denying Raytheon’s claims and awarding FLIR court costs and denying each of Raytheon’s and FLIR’s Renewed Motions for Judgment as a Matter of Law and denying FLIR’s Amended Rule 54(d) Motion for Attorneys’ Fees and Costs Under the Texas Theft Liability Act.

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

In March 2016, the Company learned of potential quality concerns with respect to as many as 312 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. During the quarter ended September 30, 2016, the Company identified the cause of these quality issues and tested certain remedial solutions which may be required to repair the affected SkyWatch Towers. Testing of the remedial solution is ongoing. The Company has notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, has also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $2 million and $20 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $2 million as of September 30, 2016.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate

The Company is also subject to other legal and administrative proceedings, investigations, claims and litigation arising in the ordinary course of business not specifically identified above. In these identified matters and others not specifically identified, the Company makes a provision for a liability with respect to a matter when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated for such matter. The Company believes it has recorded adequate provisions for any probable and estimable losses for matters in existence on the date hereof. While the outcome of each of these matters is currently not determinable, the Company does not expect that the ultimate resolution of any such matter will individually have a material adverse effect on the Company’s financial position, results of operations or cash flows. The costs to resolve all such matters may in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16.	Income Taxes
The provision (benefit) for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax provision (benefit)	$16,575	$(1,896)	$85,555	$29,182
Effective tax rate	22.0%	(2.7)%	44.9%	14.5%

The effective tax rate for the three months ended September 30, 2016 is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments. During the first quarter of 2016, the Company recorded discrete tax expenses of $40.0 million primarily related to the European Commission’s decision regarding certain tax legislation in Belgium impacting one of the Company’s international subsidiaries. The Belgian Government announced that they have appealed this decision and filed an action for annulment with the General Court of the European Union. In July 2016, the Company filed a separate appeal with the General Court of the European Union. The outcome of an appeal, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.
As of September 30, 2016, the Company had approximately $53.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial portion of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2016, the Company had approximately $2.2 million of net accrued interest and penalties related to uncertain tax positions.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes - (Continued)
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
US Federal	2013 – 2015
State of Oregon	2012 – 2014
State of Massachusetts	2011 – 2014
State of California	2012 – 2014
Sweden	2011 – 2014
United Kingdom	2011 – 2014
Belgium	2011 - 2014

Note 17.	Operating Segments and Related Information
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

 Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue – External Customers:
Surveillance	$136,402	$131,598	$373,993	$352,312
Instruments	82,673	74,796	240,160	248,877
Security	56,431	59,331	166,872	158,185
OEM & Emerging Markets	62,719	51,448	167,544	137,568
Maritime	40,586	38,920	147,469	141,922
Detection	26,417	25,835	91,391	80,556
	$405,228	$381,928	$1,187,429	$1,119,420
Revenue – Intersegments:
Surveillance	$5,001	$2,653	$13,980	$8,400
Instruments	709	777	3,498	2,687
Security	4,267	2,386	10,575	10,393
OEM & Emerging Markets	7,518	8,020	24,528	25,778
Maritime	656	85	2,728	1,667
Detection	—	—	31	—
Elimination	(18,151)	(13,921)	(55,340)	(48,925)
	$—	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$38,427	$39,918	$99,801	$96,464
Instruments	27,010	21,555	65,640	77,959
Security	2,958	7,222	2,527	18,911
OEM & Emerging Markets	19,936	14,233	46,063	33,507
Maritime	2,391	1,848	14,110	13,058
Detection	6,641	5,290	24,484	17,349
Other	(16,514)	(14,084)	(49,187)	(44,981)
	$80,849	$75,982	$203,438	$212,267

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	September 30, 2016	December 31, 2015
Segment assets (accounts receivable, net and inventories):
Surveillance	$275,705	$285,602
Instruments	110,048	130,363
Security	93,646	105,737
OEM & Emerging Markets	118,408	93,925
Maritime	62,290	73,506
Detection	29,730	30,057
	$689,827	$719,190

	September 30, 2016	December 31, 2015
Segment goodwill:
Surveillance	$151,123	$120,145
Instruments	150,638	149,582
Security	105,630	101,955
OEM & Emerging Markets	70,380	69,973
Maritime	100,489	106,549
Detection	47,983	48,112
	$626,243	$596,316
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	229,350	216,237	647,938	587,637
Canada/Latin America	19,401	23,825	66,727	60,224
Europe	71,949	66,207	240,656	255,331
Middle East/Africa	41,889	37,253	98,231	89,830
Asia	42,639	38,406	133,877	126,398
	$405,228	$381,928	$1,187,429	$1,119,420

Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30, 2016	December 31, 2015
United States	$692,391	$666,759
Europe	369,906	383,501
Other international	14,263	13,197
	$1,076,560	$1,063,457

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
US Government	$112,737	$79,297	$298,479	$208,742

Note 18.	Business Acquisitions

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
The preliminary allocation of the purchase price for DVTEL is as follows (in thousands):

Cash acquired	$5,015
Other tangible assets and liabilities, net	4,024
Net deferred taxes	582
Identifiable intangible assets	27,380
Goodwill	60,491
Total purchase price	$97,492
 During the three months ended September 30, 2016, the Company made revisions to certain estimates in the preliminary purchase price allocation, including changes to deferred taxes and tangible assets and liabilities. The preliminary allocation of the purchase price related to this acquisition is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized during the year ended December 31, 2016. The preliminary goodwill of $60.5 million represents future economic benefits expected to arise from synergies from combining operations and the ability of DVTEL to provide the Company domain knowledge and distribution channels in adjacent security markets.
On June 28, 2016, the Company acquired 100% of the outstanding stock of Armasight, Inc. ("Armasight"), a developer of sporting and military optics products, for approximately $43.5 million in cash, subject to customary post-closing adjustments. At June 30, 2016, the Company initially reported the $36.0 million excess of the purchase price over the preliminary net tangible assets acquired had been recorded in Other assets. The Company has since performed a preliminary purchase price allocation which resulted in an allocation of $7.6 million to identifiable intangible assets and $31.1 million to goodwill which has been recorded in the Company’s Surveillance segment.
The preliminary allocation of the purchase price for Armasight is as follows (in thousands):

Cash acquired	$2,804
Other tangible assets and liabilities, net	1,979
Identifiable intangible assets	7,600
Goodwill	31,085
Total purchase price	$43,468

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions - (Continued)
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, and certain other tangible assets and liabilities. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized during the year ended December 31, 2016. The preliminary goodwill of $31.1 million represents future economic benefits expected to arise from synergies from combining operations and the ability of Armasight to provide the Company domain knowledge and distribution channels in adjacent markets.
In addition, on June 6, 2016, the Company acquired the assets of Innovative Security Designs, LLC ("ISD"), a developer of embedded firmware and advanced camera surveillance platforms, for approximately $1.8 million in cash. At June 30, 2016, the Company initially reported the $1.6 million excess of the purchase price over the preliminary net tangible assets acquired in Other assets. The Company has since performed a purchase price allocation which resulted in an allocation of $1.6 million of goodwill in conjunction with the ISD acquisition, which has been recorded in the Company’s Security segment.

Note 19.	Subsequent Events
On October 20, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share on its common stock, payable on December 2, 2016, to shareholders of record as of the close of business on November 18, 2016. The total cash payment of this dividend will be approximately $16.3 million.
On November 4, 2016, the Company's subsidiary, FLIR Integrated Imaging Solutions, Inc., completed its previously announced acquisition of the assets of Point Grey Research Inc., for approximately $259 million in cash, which is subject to a post-closing working capital adjustment.

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
Revenue. Consolidated revenue for the three months ended September 30, 2016 increased by 6.1 percent year over year, from $381.9 million in the third quarter of 2015 to $405.2 million in the third quarter of 2016. Consolidated revenue for the nine months ended September 30, 2016 increased by 6.1 percent year over year, from $1,119.4 million in the first nine months of 2015 to $1,187.4 million in the first nine months of 2016. Increases in revenues for the three month period in our Surveillance, Instruments, OEM & Emerging Markets, Maritime, and Detection segments were partially offset by a decline in revenue in our Security segment. Increases in revenues for the nine month period in our Surveillance, Security, OEM & Emerging Markets, Maritime and Detection segments were partially offset by a decline in revenue in our Instruments segment.
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
International sales accounted for 43.4 percent of total revenue for both the three month periods ended September 30, 2016 and 2015, and 45.4 percent and 47.5 percent for the nine months ended September 30, 2016 and 2015, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2016 was $213.9 million and $635.0 million, respectively, compared to cost of goods sold for the three and nine months ended September 30, 2015 of $201.2 million and $573.2 million, respectively. The year over year increase in cost of goods sold primarily relates to higher revenues and changes in segment and product mix.

Gross profit. Gross profit for the quarter ended September 30, 2016 was $191.4 million compared to $180.7 million for the same quarter last year. Gross profit for the nine months ended September 30, 2016 was $552.4 million compared to $546.3 million for the same period last year. Gross margin, defined as gross profit divided by revenue, decreased from 47.3 percent in the third quarter of 2015 to 47.2 percent in the third quarter of 2016 and decreased from 48.8 percent in the first nine months of 2015 to 46.5 percent in the first nine months of 2016. The decrease in gross margin for the nine month period was primarily due to changes in product mix and manufacturing cost variances and under-absorption.
Research and development expenses. Research and development expenses for the third quarter of 2016 totaled $32.7 million, compared to $31.2 million in the third quarter of 2015. Research and development expenses for the first nine months of 2016 totaled $106.0 million, compared to $101.1 million in the first nine months of 2015. Research and development expenses as a percentage of revenue were 8.1 percent and 8.9 percent for the three and nine months ended September 30, 2016, respectively. Research and development expenses as a percentage of revenue were 8.2 percent and 9.0 percent for the three and nine months ended September 30, 2015, respectively. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are more indicative of our commitment to research and development. Over the past five annual periods through December 31, 2015, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $77.9 million and $73.6 million for the quarters ended September 30, 2016 and 2015, respectively. Selling, general and administrative expenses were $242.9 million and $232.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in selling, general and administrative expenses year over year for the three month period was primarily related to incremental expenses associated with DVTEL, acquired in November 2015, and Armasight, acquired in June 2016, partially offset by cost control measures executed during the current quarter. The increase in selling, general and administrative expenses year over year for the nine month period was primarily related to the inclusion of selling, general and administrative expenses of DVTEL and Armasight and higher corporate legal expenses, partially offset by lower corporate administration expenses and other cost control efforts realized in 2016. Selling, general and administrative expenses as a percentage of revenue were 19.2 percent and 19.3 percent for the quarters ended September 30, 2016 and 2015, respectively, and 20.5 percent and 20.8 percent for the nine month periods ended September 30, 2016 and 2015, respectively. Over the past five annual periods through December 31, 2015, our annual selling, general and administrative expenses have varied between 20.1 percent and 23.6 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Interest expense. Interest expense for the first nine months of 2016 was $13.5 million, compared to $10.7 million for the same period of 2015. Interest expense for the year was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes that were repaid in July 2016, the $425 million aggregate principal amount of 3.125% senior unsecured notes that were issued in June 2016, and amounts drawn under our credit facility. Interest expense for the three months ended September 30, 2016 was $5.7 million, compared to $3.7 million for the same period in 2015. The year over year increase in interest expense is primarily due to the increased amount of interest bearing debt as well as a $1.3 million loss on the extinguishment of the $250 million unsecured notes that were repaid in July 2016.
Income taxes. The income tax provision of $16.6 million and $85.6 million for the three and nine months ended September 30, 2016, respectively, represents an effective tax rate of 24 percent, excluding discrete items. The first quarter of 2016 included discrete tax charges totaling $40.0 million, primarily related to the European Commission's decision regarding certain tax legislation in Belgium impacting one of our international subsidiaries. The Belgian Government announced that they have appealed this decision and filed an action for annulment with the General Court of the European Union. In July 2016, the Company filed a separate appeal with the General Court of the European Union. The outcome of the appeal, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. Excluding discrete items, we expect the annual effective tax rate for the full year of 2016 to be approximately 24 percent. The expected effective tax rate is lower than the US Federal tax rate of 35 percent because of the mix of lower foreign jurisdiction tax rates, and the effect of federal, foreign and state tax credits.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$136.4	$131.6	$374.0	$352.3
Earnings from operations	38.4	39.9	99.8	96.5
Operating margin	28.2%	30.3%	26.7%	27.4%
Backlog, end of period			363	314
Revenue for the three and nine months ended September 30, 2016 increased by 3.7 percent and 6.2 percent, respectively, compared to the same periods of 2015. The increase in revenue for the three and nine month periods was primarily due to the acquisition of Armasight in June 2016 and increases in our weapon sights and other portable/hand-held product lines and our integrated systems product line, partially offset by a decline in revenue in our airborne product line. Revenues from US government customers in the three and nine month periods increased by approximately 33 percent and 45 percent, respectively, over the prior year.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$82.7	$74.8	$240.2	$248.9
Earnings from operations	27.0	21.6	65.6	78.0
Operating margin	32.7%	28.8%	27.3%	31.3%
Backlog, end of period			27	29
Revenue for the three and nine months ended September 30, 2016 increased by 10.5 percent and decreased by 3.5 percent, respectively, compared to the same periods of 2015. The increase in revenue for the three month period was primarily due to increases in our building and predictive maintenance and firefighting products lines. The decrease in revenue for the nine month period was primarily due to a decline in sales in Europe; on a product line basis, the segment revenue decline was primarily in our building and predictive maintenance product line. The decrease in earnings from operations and operating margin for the nine months ended September 30, 2016, compared to the same periods of 2015, was primarily due to decreased revenues and lower gross margins as a result of manufacturing cost variances and under-absorption, and investments in low cost optics capabilities.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$56.4	$59.3	$166.9	$158.2
Earnings from operations	3.0	7.2	2.5	18.9
Operating margin	5.2%	12.2%	1.5%	12.0%
Backlog, end of period			23	16
Revenue for the three and nine months ended September 30, 2016 decreased by 4.9 percent and increased by 5.5 percent, respectively, compared to the same periods of 2015. The decrease in revenue for the three month period is primarily due to a decrease in consumer-grade security products compared to the same period in the prior year. The increase in revenue for the nine month period was primarily due to the acquisition of DVTEL in November 2015 and the inclusion of the associated revenues in the current year. The decrease in earnings from operations year over year for the three and nine month periods was primarily due to acquisition-related amortization and higher operating expenses associated with the DVTEL acquisition.

OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$62.7	$51.4	$167.5	$137.6
Earnings from operations	19.9	14.2	46.1	33.5
Operating margin	31.8%	27.7%	27.5%	24.4%
Backlog, end of period			139	115
Revenue increased by 21.9 percent and 21.8 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. The increase in revenue year over year for the three and nine month periods was primarily due to higher deliveries in most of the segment product lines, particularly in cores and components and mobile accessories. Geographically, all regions reported year over year increases. Segment earnings from operations increased for the three and nine month periods primarily due to higher revenue, partially offset by lower gross margins.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$40.6	$38.9	$147.5	$141.9
Earnings from operations	2.4	1.8	14.1	13.1
Operating margin	5.9%	4.7%	9.6%	9.2%
Backlog, end of period			24	22
Revenue for the three and nine months ended September 30, 2016 increased by 4.3 percent and 3.9 percent, respectively, compared to the same periods of 2015. The increase in revenue year over year for the three and nine month periods was primarily due to an increase in the Americas and Europe regions. On a product basis, increased shipments of multifunction displays and infrared cameras more than offset declines in autopilot and instrument shipments.

Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$26.4	$25.8	$91.4	$80.6
Earnings from operations	6.6	5.3	24.5	17.3
Operating margin	25.1%	20.5%	26.8%	21.5%
Backlog, end of period			68	72

Revenue for the three and nine months ended September 30, 2016 increased by 2.3 percent and 13.5 percent, respectively, compared to the same periods of 2015. The increase in revenue for the three and nine month period was primarily related to increased shipments from our CBRNE threat response systems to United States government customers. The increase in earnings from operations and operating margins for the three and nine month period ended September 30, 2016 compared to the same periods during the prior year were primarily due to the increases in revenue and reduced operating expenses.

Liquidity and Capital Resources
At September 30, 2016, we had a total of $677.7 million in cash and cash equivalents, of which $211.0 million was in the United States and $466.7 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2015 of $472.8 million, of which $129.6 million was in the United States and $343.2 million was at our foreign subsidiaries. The increase in cash and cash equivalents during the nine months ended September 30, 2016 was primarily due to the proceeds from long-term debt and cash from operating activities, partially offset by the repayment of long-term debt, $42.4 million spent on the acquisitions of Armasight and ISD, capital expenditures of $27.7 million, repurchase of common stock of $66.1 million and dividend payments of $49.6 million.
Cash provided by operating activities totaled $215.2 million for the nine months ended September 30, 2016, which primarily consisted of net earnings and reductions in working capital, adjusted for non-cash charges for depreciation and amortization, stock-based compensation and other non-cash items.
Cash used by investing activities totaled $63.1 million for the nine months ended September 30, 2016, consisting of $42.4 million, net of cash acquired, for the acquisitions of Armasight and ISD and capital expenditures in the ordinary course of business.
Cash provided by financing activities totaled $50.7 million for the nine months ended September 30, 2016, which primarily consisted of the net proceeds from long-term debt and the new credit agreement, partially offset by $251.2 million to repay long-term debt, repurchases of common stock, and payment of dividends.
On February 8, 2011, we signed a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from February 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the line of credit by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in US dollars, euros, Swedish kronor, pound sterling and other agreed upon currencies. The Credit Agreement requires us to pay a commitment fee on the amount of unused credit at a rate, based on the Company’s leverage ratio, which ranges from 0.15 percent to 0.30 percent. The Credit Agreement contains two financial covenants that require the maintenance of certain leverage ratios with which we were in compliance at September 30, 2016. The five-year revolving line of credit available under the Credit Agreement and the term loan facility are not secured by any of our assets.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that was scheduled to mature on April 5, 2019. On May 31, 2016, we drew down $105 million under the revolving credit facility and repaid the term loan facility in full. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the term loan. The effective interest rate paid is equal to the fixed rate in the swap agreements plus the credit spread then in effect. At September 30, 2016, the effective interest rate on the term loan was 2.37 percent. Principal payments of $3.75 million, at our option, will continue to be made in quarterly installments through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At September 30, 2016, we had $97.5 million outstanding under our revolving credit facility pursuant to the Credit Agreement and the commitment fee on the amount of unused credit was 0.175 percent. We had $21.6 million of letters of credit outstanding at September 30, 2016, which reduced the total available credit under the revolving credit facility.
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
In June 2016, we issued $425 million aggregate principal amount of our 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the 2011 Notes in July 2016 and are being used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of September 30, 2016, 6.3 million shares had been repurchased under this authorization, which expires on February 5, 2017.

United States income taxes have not been provided for on accumulated earnings of certain subsidiaries outside of the United States as we intend to reinvest the earnings in operations outside the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
On October 3, 2016, the Company announced that its subsidiary, FLIR Integrated Imaging Solutions, Inc., reached a definitive asset purchase agreement to acquire the assets of Point Grey Research Inc. (“Point Grey”). The Company completed this acquisition on November 4, 2016 for approximately $259 million in cash, which is subject to a post-closing working capital adjustment. The acquisition is intended to augment FLIR’s existing OEM cores and components business by adding a broad range of visible spectrum machine vision cameras and solutions. Additionally, the Company’s thermal sensor technology is expected to further extend Point Grey’s product range into new application spaces.
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

Off-Balance Sheet Arrangements

Through September 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company currently intends to adopt ASU 2016-02 on January 1, 2019, and is currently evaluating the potential effects of adopting the provisions of ASU 2016-02.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”). The amendments in this update identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company currently intends to adopt ASU 2016-09 on January 1, 2017, and is currently evaluating the potential effects of adopting the provisions of ASU 2016-09.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this update provide clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-15 in the third quarter of 2016, and our early adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements or disclosures.

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

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended September 30, 2016.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc., the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016 such that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” and Note 16, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

August 1 to August 31, 2016	598,900	$30.63	598,900
September 1 to September 30, 2016	582,770	30.83	582,770
Total	1,181,670	$30.73	1,181,670	8,699,461
(1) The share repurchases were made through open market transactions.
(2) All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. On February 6, 2015, we announced that our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This repurchase was authorized on February 5, 2015 and will expire on February 5, 2017.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Description
3.1	Fourth Restated Bylaws of FLIR Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 24, 2016).
10.1
Asset Purchase Agreement by and among FLIR Integrated Imaging Solutions, Inc., Point Grey Research Inc., FLIR Systems, Inc. and certain shareholders of Point Grey Research Inc., dated as of October 1, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K on October 6, 2016).

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

FLIR SYSTEMS, INC.

Date November 4, 2016	/s/ AMIT SINGHI
Amit Singhi
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)