Form 10-K
period 2016-12-31
FLIR SYSTEMS INC
filed 2017-02-24
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $4,212,638,793.
As of February 17, 2017, there were 136,344,186 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders.

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
We have evolved our product suite over time, expanding our reach into markets that are adjacent to thermal imaging, with the intent of expanding the adoption and channel development for thermal imaging technology. Examples of this evolution include our entrance into the visible-image security and surveillance market, the maritime electronics market, the industrial machine vision market, and the traffic monitoring and signal control market. We intend to continue this evolution as we continue to lower the cost of advanced sensing products. As the cost to own thermal technology continues to decline, the application of these sensors is expanding beyond imaging to areas such as data acquisition where thermal sensors can provide important data that can be used for a wide variety of applications.
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
We are organized into the following six operating segments:
Surveillance: The Surveillance segment provides enhanced imaging and recognition solutions under our commercially developed, military qualified ("CDMQ®") model to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Surveillance also develops hand-held and weapon-mounted thermal imaging systems for use by consumers. These products are sold off-the-shelf or can be customized for specific applications and range in price from under $1,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized multi-spectral targeting systems. Revenue from Surveillance was $532.5 million in 2016, which represented approximately 33 percent of consolidated revenue.
Instruments: The Instruments segment provides devices that image, measure, and assess thermal energy, gases, electricity, and other environmental elements for industrial, commercial, and scientific applications under the FLIR and Extech brands. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, HVAC/R, firefighting, safety and health, and a variety of other sectors. Revenue from Instruments was $336.1 million in 2016, which represented approximately 20 percent of consolidated revenue.
Security: The Security segment develops and manufactures a wide spectrum of cameras and video recording systems for use in commercial, critical infrastructure, and home monitoring applications. The segment sells products under the FLIR and Lorex brands. Revenue from Security was $240.0 million in 2016, which represented approximately 14 percent of consolidated revenue.
OEM & Emerging Markets: The OEM & Emerging Markets segment provides thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. This segment also houses our emerging businesses, including intelligent traffic systems, imaging solutions for the smartphone and mobile devices market, and thermal imaging solutions for commercial-use unmanned aerial systems ("UAS"). Revenue from OEM & Emerging Markets was $243.7 million in 2016, which represented approximately 15 percent of consolidated revenue.
Maritime: The Maritime segment develops and manufactures electronics and imaging instruments for the recreational and commercial maritime market under the FLIR and Raymarine brands. The segment provides boats of all sizes a full suite of electronic instruments, control systems, and communications equipment. Revenue from Maritime was $185.7 million in 2016, which represented approximately 11 percent of consolidated revenue.
Detection: The Detection segment offers sensors, instruments, and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, first responders, and commercial applications. Detection has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. Revenue from Detection was $124.1 million in 2016, which represented 7 percent of consolidated revenue.
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
We have expertise in the calibration and repair of our products, and maintain service facilities at many locations worldwide. Each of our service facilities have the capability to perform the complex calibrations required to service thermal imaging systems. We also maintain field service capabilities under the direction of our independent representatives or distributors in certain locations outside the United States.
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
Mechanical Engineering

The design and production of thermal imaging systems involves highly sophisticated mechanical engineering techniques, particularly in the design and assembly of the supporting structures for system components such as detector arrays, micro-coolers, and optics. We also have expertise in designing stabilized assemblies used in our gimbal-mounted products utilizing precise electro-mechanical control, gyroscopes, electronic stabilization, and specialized optical control mechanisms. Also, through our 2016 acquisition of Prox Dynamics, we develop and manufacture nano-class UAS that are specifically designed to be man-portable and highly covert surveillance and reconnaissance sensors.
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
Software Development

Software is an increasingly important aspect of our overall engineering and design activity. We offer networking capabilities, video analytics, command and control, and advanced firmware in our camera and other sensing systems. Many of our products are supported by a software eco-system that includes dedicated desktop and mobile platform applications. Our products are typically developed with broad compatibility with common industry standards and protocols.
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

RESEARCH & DEVELOPMENT
Our success has been and will continue to be substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our research and development ("R&D") capabilities. Our internally funded R&D expenses were $147.5 million, $132.9 million, and $142.8 million in 2016, 2015 and 2014, respectively. We intend to continue to have significant internal R&D expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we engage in R&D projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook. We believe our R&D capabilities are most efficiently deployed in a commercial environment, where we are free to innovate to meet market and customer needs, as such, the amount of externally funded R&D work that we undertake has been declining.

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
Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2012, we have invested $703.4 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable, yield the highest expected financial return and can be marketed to multiple markets for multiple applications.
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
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flows. In the years ended December 31, 2016 and 2015, our net cash provided by operating activities was $312.3 million and $275.8 million, respectively. Our operating cash flows have exceeded our net earnings in each of the last five years. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2012, we have utilized approximately $637.4 million of cash for acquisitions, $704.8 million for share repurchases, $277.7 million for dividends, and $275.6 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual growth rate of approximately 15 percent.

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

BUSINESS SEGMENTS
Surveillance Segment
The Surveillance segment develops and manufactures enhanced imaging and situational awareness solutions for a wide variety of military, law enforcement, public safety, and other government entities around the world. The segment also develops and sells hand-held and mounted scopes for consumers in the hunting and outdoors markets. Our solutions are used to protect borders, surveil a scene, conduct search and rescue missions, gather intelligence, and protect critical infrastructure by providing the capability to see over long distances, day or night, through adverse weather conditions, through many obscurants, and from a wide variety of vehicle, man-portable, and fixed-installation platforms.
Surveillance infrared imaging systems typically employ cooled infrared detector and numerous other imaging technologies to identify and track objects from long distances and at high resolution. The Surveillance segment also utilizes uncooled thermal technology to enable markets where size, weight, power consumption, and cost are important considerations. Uncooled Surveillance segment products include hand-held and tripod-mount monoculars and binoculars, weapon sights, man-portable UAS, and military-vehicle vision systems. We also design and manufacture lasers and laser components, such as rangefinders, illuminators, and target markers.
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
We address our core markets through either a commercial, off-the-shelf ("COTS") model or CDMQ model. The products we develop under the COTS model are applicable to a range of commercial and government customers and markets, including military applications. CDMQ products are specifically designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and we generally own all rights to the products and their design.
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
Surveillance and reconnaissance
High-definition thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution, frequency-modulated, continuous-wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems can be installed on fixed platforms, manned-mobile platforms, and UAS. And with our acquisition of Prox Dynamics in 2016, we develop and sell nano-class UAS solutions that are highly portable and rapidly deployable real-time imaging solutions.
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
Personal vision
We develop easy to use, affordable, and lightweight personal vision thermal and image-intensified cameras, such as monoculars and hunting scopes, that provide people the ability to see at night and stay safe in various settings. They enhance people’s enjoyment of the outdoors by enabling them to keep track of their camping party, see and track animals, and navigate during deteriorated weather conditions. We believe the personal vision systems market is very large and is becoming increasingly accessible as we reduce the price of advanced thermal imaging products.
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
The Surveillance segment typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2016, the Surveillance segment had a total backlog of $328 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
At December 31, 2016, the Instruments segment had a total backlog of $27 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
Competition
The Instruments segment operates in highly competitive markets. The primary competitive factors include brand reputation, technical innovation, product breadth, functionality, quality, reliability, and price. We believe we compete successfully in these markets with our innovative products, multi-function capabilities, our high value-to-price ratio, and our service and support functions. Our current principal competitors in the Instruments segment's markets include Fortive, Testo, Seek Thermal, SATIR, OPGAL, Infratec, Guide Infrared, and Nippon Avionics for thermal imaging cameras. The test and measurement products compete with products from Fortive, Testo, Gossen Metrawatt, Textron, General Tools, Ideal Industries, and others. The firefighting camera products compete primarily with Bullard, ISG/Scott, Argus, Dräger, and MSA.

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
Our video security cameras are marketed under the FLIR brand name, for thermal and professional-grade visible spectrum cameras, and the Lorex brand name, for the consumer do-it-yourself ("DIY") and small business user. Security segment cameras come in indoor/outdoor, fixed, pan/tilt, and dome configurations, are network-ready, available with a variety of lens options, and provide analog and digital video outputs. Our Megapixel over Coax ("MPX") products allow customers to upgrade security systems to high-definition resolution using an existing coax cable that may already be present, saving the time and money of rewiring their building. With the acquisition of DVTEL, Inc., acquired in November 2015, we also offer a full spectrum of end to end security systems complete with video analytics and advanced VMS capability. In addition, our security products comply with several industry standards, can be integrated with dozens of video management systems and video analytics providers, and are accessible remotely on Apple iOS, Android, PC, or Mac devices through our FLIR Cloud service.
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

Commercial and residential

FLIR’s full-spectrum security solutions offer a comprehensive line of thermal and visible cameras to protect commercial facilities. Our products are also used in a wide range of home applications that may include the use of thermal, visible or image-intensified cameras as well as network video recorders and other peripheral equipment.
Sales and Distribution
Our Security segment sales organization specializes in delivering complete solutions for thermal and visible security. Our Lorex products are sold through both brick and mortar and online retail outlets. Commercial and professional-grade security products utilize direct sales, a network of independent reps, and distributors covering major markets worldwide.
At December 31, 2016, the Security segment had a total backlog of $21 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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

OEM & Emerging Markets Segment
The OEM & Emerging Markets segment develops and manufactures thermal and visible spectrum imaging camera cores and related components. A thermal camera core is an integrated, plug-and-play camera system that includes the infrared or visible spectrum sensor as well as the related image processing electronics and an optical lens. We offer cooled and uncooled thermal cores that are based on long wave infrared ("LWIR"), mid-wave infrared ("MWIR"), and short wave infrared ("SWIR") sensors. Our visible spectrum camera cores are utilized primarily for machine vision and people counting applications and are based on complementary metal-oxide semiconductors ("CMOS") and charged-coupled device ("CCD") sensors that are produced by third parties. We also sell to third parties thermal sensors and readout integrated circuit ("ROIC") products, which are used to convert pixel-level information into digital information, essential in the design of infrared, visible, ultra violet, and X-Ray sensors.
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
The OEM & Emerging Markets segment also houses our Emerging Markets businesses, which are businesses that are identified as high-potential but do not yet have the scale to represent their own segment. Included in Emerging Markets is our Intelligent Traffic Systems business, which develops and manufactures software-enabled automotive and pedestrian monitoring and control systems, our Mobile products business, makers of thermal imaging accessories for the smartphone market, and our commercial UAS business, which provides thermal cameras and cores for use on or integration into UAS systems, which are often referred to as “drones.”

Markets
OEM
We supply cooled and uncooled thermal and visible spectrum camera cores, sensors, and ROICs on an OEM basis to an array of manufacturers of finished products in both the military and commercial spaces. These customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major applications in this segment are automotive, industrial automation systems, firefighting, smartphones, UAS, medical devices, military, digital X-ray, and security.
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
Sales and Distribution
We employ primarily a direct sales force for selling and distributing our thermal cores and components and both direct sales and distributors for our visible-spectrum camera cores. The majority of our Mobile market sales are generated through wholesale channels, which include national and regional consumer electronics chains, large online retailers, and specialty retailers. We also sell our Mobile products directly to consumers through our own network of e-commerce websites. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations, and through licensees. A dedicated staff of business development managers for the Intelligent Traffic products assists the distribution channel, made up of traffic control systems integrators and engineering consultants, with application development, technical training, and operational assistance.
At December 31, 2016, the OEM & Emerging Markets segment had a total backlog of $143 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Typical OEM customers include makers of military aircraft and vehicles, automotive safety equipment, firefighting equipment, manufacturing automation systems, security cameras, hunting equipment, smartphones, UAS, and maritime equipment. Our OEM sales personnel maintain direct relationships with most of these customers. We sell our Mobile products to a diverse group of consumers, including homeowners, outdoors people, and technology enthusiasts. Customers for our Intelligent Traffic products are traffic and public transportation authorities in cities and municipalities all over the world who deploy thermal imaging cameras and other equipment in urban areas, on highways, in tunnels, and on bridges.
Competition
While our market share in OEM cores and components is estimated to be nearly 50 percent based on independent industry research, we view the thermal OEM market as highly competitive. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product quality, product cost, and scalability of operations. We believe we are well positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our vertically-integrated operating model, our advanced R&D capabilities, and our broad product offering. Our primary competitors in the OEM space are ULIS, DRS, L-3, BAE Systems, Basler, and Allied Vision. In Mobile products, our competitors include

Seek Thermal and Opgal. In the Intelligent Traffic product space, our major competitors include Image Sensing Systems, Iteris, and Citilog.

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
Our marine instrument products are dedicated displays and sensors for monitoring depth, boat speed, and wind information. Our sonar solutions are engineered to serve the needs of both the inland and saltwater fishing customers. These sonars serve as fishermen’s eyes below the water so they can detect fish, locate underwater structure, and identify the habitat of the fish they are trying to catch. We also offer autopilot solutions that provide precision steering control for open water passages. To keep boaters connected, we offer several communication products, such as VHF marine radios for ship-to-ship and ship-to-shore communications, and our automatic identification system ("AIS") solutions enable the wireless exchange of navigation status between vessels and vessel-monitoring centers. The Maritime segment’s thermal camera solutions are designed to enhance a boater’s overall situational awareness in limited visibility and are used primarily to identify other vessels, navigation aids, and hazards. Thermal maritime cameras are also utilized for search and rescue and local law enforcement surveillance operations.
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

At December 31, 2016, the Maritime segment had a total backlog of $16 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
We offer biological air monitors that are used by various governmental agencies for security at facilities and events. Our explosives detection products are used to identify military-grade explosives and homemade explosive devices in a wide array of military and public safety applications, such as screening high-risk individuals at checkpoints and identifying improvised explosive device ("IED") makers, and our radiation products protect the public by warning of radionuclide exposure.
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
The Detection segment derives a portion of its revenue, approximately 10 percent in 2016, from funding received from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded R&D efforts.
At December 31, 2016, the Detection segment had a total backlog of $57 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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

SALES, MARKETING, CUSTOMER SUPPORT, AND TRAINING
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

GOVERNMENT REGULATION
Thermal technology is controlled for export, re-export and retransfer by the United States government. Depending on the technology, the export of infrared products may be controlled by the United States Department of State or the Bureau of Industry and Security. In general, the more sophisticated the technology and the higher the performance of the product, the more restrictive are the licensing requirements. Licensing requirements differ from country to country, end user to end user and differ with product performance and field of intended use. The export of some of our products are controlled by the International Traffic and Arms Regulation ("ITAR") or are identified on the Commerce Control List (“CCL”) requiring an export license from the United States Department of Commerce. Thermal and infrared products identified in Category XII of the United States Munitions List like those manufactured by the Company have recently been the subject of export control reform moving classification and control of some products from the ITAR to the CCL and adding additional license restrictions under regulations administered by the United States Department of Commerce.
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

EMPLOYEES
As of December 31, 2016, we had 3,436 employees of which 1,812 were located in the United States and 1,624 located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing, and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are generally good.

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

Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have an adverse effect on our business. For the fiscal years ended December 31, 2016, 2015 and 2014, approximately 25 percent, 21 percent and 20 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
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
We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. As of December 31, 2016, our intangible assets, including goodwill, totaled $969.9 million and represented approximately 37 percent of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill and indefinite-lived intangible assets for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2016, 2015 and 2014, international sales accounted for 46 percent, 47 percent and 49 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Certain of these products, particularly our thermal and infrared products, are subject to substantial government regulation and licensing and end use restrictions throughout the world. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental licensing restrictions and controls impacting our technology and products;

•	restrictions and prohibitions on the export of technology and products, including recent changes in regulation prohibiting the sale of certain of our products to certain end users without a license;

•	trade restrictions;

•	difficulty in collecting receivables and governmental restrictions with respect to currency;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	restrictions on repatriation of earnings;

•	restriction on the importation and exportation of goods and services;

•
risks, costs, impacts and obligations associated with the United States Foreign Corrupt Practices Act ("FCPA"), and other anti-bribery and anti-corruption laws applicable to us, and costs and penalties from violations of such laws and related regulations;

•	difficulties in staffing and managing international operations; and

•	political and economic instability.

Some of these factors recently have had an adverse impact on our sales and operations and increased the Company’s cost of doing business and subjected the business to additional rules, policies and procedures that impacted the operation of the Company. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations. Furthermore, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business both in the United States and in international jurisdictions. These regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. For example, on April 8, 2015, the Company and the Securities and Exchange Commission (“SEC”) entered into an agreement through entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). The SEC Order settled charges under the FCPA with respect to incidents of improper travel and gifts involving FLIR’s Middle East operation. Pursuant to the SEC Order, the Company is obligated to “cease and desist” from committing any future violations of the Securities Exchange Act of 1934, as amended. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Although we have implemented policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and may provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows.

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
We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export and other licenses are required from United States government agencies under the ITAR, the Export Administration Act, the Trading with the Enemy Act of 1917, and the Arms Export Control Act of 1976 and other similar laws and regulations for the sale, use and export of many of our products. Thermal and infrared products identified in Category XII of the United States Munitions List like those manufactured by the Company have recently been the subject of export control reform moving classification and control of some products from the ITAR to the CCL and adding additional license requirements and restrictions under regulations administered by the United States Department of Commerce. We can give no assurance that we will be successful in obtaining the necessary licenses from the United States Department of State or Department of Commerce necessary to conduct our business as presently or historically conducted. The aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, and heightened tensions with other countries (which shift and evolve over time), and the Company’s 2014 submission to the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company, have led to heightened scrutiny of export licenses for products in our markets and has resulted in lengthened review periods for our license applications, including in countries where we have historically made significant sales. Failures to obtain or delays in obtaining licenses prevent or delay us from selling our products outside the United States and has had and could continue to have a material adverse effect on our business, financial condition and results of operations. See also Item 3 "Legal Proceedings" for additional information regarding the Company’s 2014 submission to DDTC.
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

Risks, Uncertainties and Other Factors Related to Our Corporate Structure and Organization
Our future success depends in part on attracting and retaining key senior management and qualified technical, sales and other personnel
Our future success depends in part on the efforts and continued services of our key executives and our ability to attract and retain qualified technical, sales and other personnel. Significant competition exists for such personnel and we cannot assure the retention of our key executives, technical and sales personnel or our ability to attract, integrate and retain other such personnel that may be required in the future. On February 14, 2017, we announced that Andrew C. Teich, our President, Chief Executive Officer, and a member of our Board of Directors, plans to retire. Mr. Teich will continue to serve in his current roles until his successor is appointed. Failure to attract, integrate and retain a qualified successor could adversely affect our business, financial condition and results of operations.
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
We may be unable to successfully integrate recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
We have made twelve acquisitions of various sizes in the past five years. The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
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
We have indebtedness as a result of the issuance of our 3.125 percent senior unsecured notes (the “Notes”) and borrowings against our unsecured credit facility, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes which may limit our operational and financial flexibility
Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately.
We may not be able to refinance our indebtedness on favorable terms, if at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.

Our ability to refinance indebtedness, including the Notes, will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness, including the Notes, could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.

Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, including in the United States and in foreign jurisdictions. For example, in January 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries.  The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Count of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union.   The Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount.   The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2016, we conducted manufacturing, research and development, and sales and administration in 94 facilities worldwide. Of these, we owned 7 facilities with approximately 712 thousand square feet and leased 27 facilities with approximately 441 thousand square feet in the United States, and we owned 7 facilities with approximately 328 thousand square feet and leased 53 facilities with approximately 296 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
North Billerica (Boston), Massachusetts	133	—
Täby (Stockholm), Sweden	205	—
Elkridge (Baltimore), Maryland	—	109
Nashua, New Hampshire	140	—
Tallinn, Estonia	46	—
Markham (Toronto), Ontario, Canada	—	27
Goleta (Santa Barbara), California	169	—
Fareham (Portsmouth), United Kingdom	63	—
Stillwater, Oklahoma	—	28
Meer (Antwerp), Belgium	—	12
Other	130	561
Total	1,040	737
Our reportable segments operate out of facilities as follows:
Surveillance: Wilsonville, Oregon; North Billerica, Massachusetts; Täby, Sweden; Elkridge, Maryland; and 14 facilities in the United States and 15 facilities located outside the United States.
Instruments: Täby, Sweden; Nashua, New Hampshire; Tallinn, Estonia; and 2 facilities in the United States and 23 facilities located outside the United States.
Security: Markham, Ontario, Canada and 1 facility in the United States and 23 facilities outside the United States.
OEM & Emerging Markets: Goleta, California and 2 facilities in the United States and 20 facilities located outside the United States.
Maritime: Fareham, United Kingdom and 1 facility in the United States and 19 facilities located outside the United States.
Detection: Stillwater, Oklahoma; Elkridge, Maryland; and 6 facilities in the United States and 2 facilities located outside the United States.
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

On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014 submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months until December 2017. DDTC continues its review and the Company is unable to reasonably estimate the time it may take to resolve the matter or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with this matter. However, an unfavorable outcome could result in fines and penalties, or loss, or modification of exporting privileges that could potentially be material to the financial condition, results of operations, and cash flows of the Company in and following the period in which such an outcome becomes estimable or known.

In March 2016, the Company learned of potential quality concerns with respect to as many as 312 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. During the quarter ended September 30, 2016, the Company identified the cause of these quality issues and tested certain remedial solutions which may be required to repair the affected SkyWatch Towers. Testing of the remedial solution is ongoing. The Company has notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, has also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $2.5 million and $15 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $2.5 million as of December 31, 2016.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

	2016		2015
	High	Low	High	Low
First Quarter	$33.78	$27.60	$33.97	$29.80
Second Quarter	33.92	29.08	31.93	30.09
Third Quarter	33.23	30.41	31.99	27.06
Fourth Quarter	36.77	28.97	30.56	26.01
At December 31, 2016, there were approximately 88 holders of record of our common stock and 136,333,957 shares outstanding. During the year ended December 31, 2015, we paid dividends quarterly at the rate of $0.11 per share for a total of $61.4 million. During the year ended December 31, 2016, we paid dividends quarterly at the rate of $0.12 per share for a total of $65.9 million. On February 9, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock, payable on March 10, 2017, to shareholders of record as of the close of business on February 24, 2017. We currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2011, and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
FLIR Systems, Inc.
S&P 500 Index
S&P 500 Electronic Equipment Instruments & Components

The stock performance graph was plotted using the following data:

	2011	2012	2103	2014	2015	2016
FLIR Systems, Inc.	$100.00	$90.19	$123.23	$133.91	$118.00	$154.48
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Electronic Equipment Instruments & Components Index	100.00	112.57	159.85	196.70	183.33	228.02
During 2016, we repurchased approximately 2.1 million shares for a total of approximately $66.1 million. The following table summarizes our 2016 common stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased at December 31, 2016 Under the Plans or Programs
June 1 to June 30, 2016	950,000	$31.31	950,000
August 1 to August 31, 2016	598,900	$30.63	598,900
September 1 to September 30, 2016	582,770	$30.83	582,770
Total	2,131,670	$30.99	2,131,670	8,699,461

All share repurchases are subject to applicable securities laws, and are at times and in amounts as management deems appropriate. All shares of our common stock repurchased in 2016 were repurchased under authorization by our Board of Directors, granted on February 5, 2015, pursuant to which we were authorized to repurchase up to 15.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2016		2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,662,167		$1,557,067	$1,530,654	$1,496,372	$1,405,358
Cost of goods sold	895,046		803,506	780,281	759,362	670,174
Gross profit	767,121		753,561	750,373	737,010	735,184
Operating expenses:
Research and development	147,537		132,892	142,751	147,696	137,354
Selling, general and administrative	322,435		313,544	331,995	322,739	292,500
Restructuring expenses	1,431		1,361	16,383	25,832	2,000
Total operating expenses	471,403		447,797	491,129	496,267	431,854
Earnings from operations	295,718		305,764	259,244	240,743	303,330
Interest expense	18,071		14,086	14,593	14,091	11,659
Interest income	(1,402)		(1,167)	(1,405)	(1,058)	(1,582)
Other expense (income), net	3,092		(12,601)	(3,473)	(1,276)	1,341
Earnings from continuing operations before income taxes	275,957		305,446	249,529	228,986	291,912
Income tax provision	109,331	(1)	63,760	49,268	51,971	66,556
Earnings from continuing operations	166,626		241,686	200,261	177,015	225,356
Loss from discontinued operations, net of tax	—		—	—	—	(2,958)
Net earnings	$166,626		$241,686	$200,261	$177,015	$222,398
Basic earnings per share:
Continuing operations	$1.22		$1.73	$1.42	$1.24	$1.49
Discontinued operations	—		—	—	—	(0.02)
Basic earnings per share	$1.22		$1.73	$1.42	$1.24	$1.47
Diluted earnings per share:
Continuing operations	$1.20		$1.72	$1.39	$1.22	$1.47
Discontinued operations	—		—	—	—	(0.02)
Diluted earnings per share	$1.20		$1.72	$1.39	$1.22	$1.45
_______________
(1) The 2016 tax provision is higher than in prior years due to a discrete tax charge for certain tax legislation in Belgium of $39.6 million. See Note 14, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information.

	December 31,
	2016		2015	2014	2013	2012
	(in thousands, except per share amounts)
Balance Sheet Data:
Working capital	$802,945		$702,169	$990,771	$1,033,216	$923,679
Total assets	2,619,706		2,406,400	2,349,311	2,343,359	2,190,655
Short-term debt	15,025		264,707	15,041	15,064	374
Long-term debt, excluding current portion	501,921		93,750	357,986	372,528	248,319
Total shareholders’ equity	1,678,326		1,649,515	1,609,773	1,613,380	1,599,901

Other Financial Data:
Cash dividends declared per common share	$0.48		$0.44	$0.40	$0.36	$0.28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
International revenue accounted for approximately 46 percent, 47 percent and 49 percent of our revenue in 2016, 2015 and 2014, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations in 2016.
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
We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2016, our accounts receivable balance of $352.0 million is reported net of allowances for doubtful accounts of $6.5 million. We believe our reported allowances at December 31, 2016 are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2016, our inventories of $371.4 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
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
Product warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to record warranty liabilities at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $20.8 million at December 31, 2016 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.
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
Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2016, we have determined that a valuation allowance against our deferred tax assets of $2.9 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

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

Consolidated Operating Results

The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	53.8	51.6	51.0
Gross profit	46.2	48.4	49.0
Operating expenses:
Research and development	8.9	8.5	9.3
Selling, general and administrative	19.4	20.1	21.7
Restructuring expenses	0.1	0.1	1.1
Total operating expenses	28.4	28.8	32.1
Earnings from operations	17.8	19.6	16.9
Interest expense	1.1	0.9	1.0
Interest income	(0.1)	(0.1)	(0.1)
Other expense (income), net	0.2	(0.8)	(0.2)
Earnings before income taxes	16.6	19.6	16.3
Income tax provision	6.6	4.1	3.2
Net earnings	10.0%	15.5%	13.1%
_______________

(1)	Totals may not recompute due to rounding.

The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2016, 2015 and 2014. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months.

Revenue. Revenue for 2016 totaled $1,662.2 million, an increase of 6.7 percent from 2015 revenue of $1,557.1 million. Year over year revenue growth was primarily due to increases in our OEM & Emerging, Surveillance, and Security segments, partially offset by a decline in our Instruments segment. Acquisitions made during the year ended December 31, 2016 constitute approximately 2.1% of consolidated revenue.
Revenue for 2015 totaled $1,557.1 million, an increase of 1.7 percent over 2014 revenue of $1,530.7 million. Year over year revenue growth was primarily due to increases in our Security and Detection segments, partially offset by declines in our Surveillance, Instruments, OEM & Emerging Markets, and Maritime segments. The revenue increase was negatively impacted by year over year changes in foreign currency rates, particularly in our Instruments and Maritime segments.
International revenue in 2016 totaled $758.6 million, representing 45.6 percent of revenue. This compares with international revenue in 2015 which totaled $726.6 million, representing 46.7 percent of revenue, and $747.0 million in 2014, representing 48.8 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the years ended December 31, 2016 and 2015 was $895.0 million and $803.5 million, respectively. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix and increased manufacturing variances and period costs.
Cost of goods sold in 2015 was $803.5 million, compared to cost of goods sold of $780.3 million in 2014. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix.
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
Gross profit. Gross profit for the year ended December 31, 2016 was $767.1 million compared to $753.6 million in 2015. Gross margin, defined as gross profit divided by revenue, decreased from 48.4 percent in 2015 to 46.2 percent in 2016 primarily due to changes in product mix and increased manufacturing variances and period costs.
Gross profit for the year ended December 31, 2015 was $753.6 million compared to $750.4 million in 2014. Gross margin decreased slightly from 49.0 percent in 2014 to 48.4 percent in 2015 primarily due to changes in product mix and the negative impact of year over year changes in foreign currency rates.
Research and development. Research and development expenses were $147.5 million, or 8.9 percent of revenue, in 2016, compared to $132.9 million, or 8.5 percent of revenue, in 2015, and $142.8 million, or 9.3 percent of revenue, in 2014.
We believe that spending levels are sufficient to support the development of new products and the continued growth of the business. We expect research and development expenses to be approximately 8 to 10 percent of revenue on a long-term basis.
Selling, general and administrative expenses. Selling, general and administrative expenses were $322.4 million, or 19.4 percent of revenue, in 2016 compared to $313.5 million, or 20.1 percent of revenue, in 2015 and $332.0 million, or 21.7 percent of revenue, in 2014. The increase in selling, general and administrative expenses in 2016 compared to 2015 was primarily due to an increase in selling expenses to support the increase in revenue mentioned above as well as increased operating expenses associated with the acquisitions of DVTEL in November 2015 and Armasight in June 2016. The decrease in selling, general, and administrative expenses as a percentage of revenue in 2016 compared to 2015 is due to the successful implementation of cost cutting measures in 2016. The decrease in selling, general and administrative expenses in 2015 compared to 2014 was primarily due to a $15.6 million decrease in corporate expenses primarily related to 2014 legal expenses incurred for litigation matters and costs of a regulatory settlement. While selling, general and administrative expenses may be affected in the future by acquisitions with different cost structures, we anticipate selling, general and administrative expenses to increase at a slower rate than revenue in our existing businesses.

Restructuring expenses. During the years ended December 31, 2016, 2015 and 2014, we recorded net pre-tax restructuring expenses totaling $1.4 million, $1.4 million and $17.0 million, respectively. Restructuring expenses recorded in 2016 and 2015 were recorded in operating expenses. Of the restructuring expenses recorded in 2014, $16.4 million was recorded in operating expenses and $0.6 million was recorded in costs of goods sold. In the fourth quarter of 2013, we initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to larger facilities. We also consolidated our optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. The benefits from these actions are reflected in our operating results. As of December 31, 2016, we have completed the majority of the actions in our realignment plan.
Interest expense. Interest expense totaled $18.1 million, $14.1 million and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense for the year was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes that were repaid in July 2016, the $425 million aggregate principal amount of 3.125 percent senior unsecured notes that were issued in June 2016, and amounts drawn under our credit facility. The increase in interest expense in 2016 compared to 2015 is primarily due to the increased amount of interest bearing debt as well as a $1.3 million loss on the extinguishment of the $250 million unsecured notes that were repaid in July 2016.
Other expense (income), net. Other expense totaled $3.1 million for the year ended December 31, 2016. Other income totaled $12.6 million and $3.5 million for the years ended December 31, 2015 and 2014, respectively. The change in other expenses (income), net in 2016 compared to 2015 is primarily attributed to the gain on the sale of our cost-basis investment in a private technology company during the year ended December 31, 2015.
Income taxes. Our income tax provision was $109.3 million, $63.8 million and $49.3 million in 2016, 2015 and 2014, respectively. The effective tax rates for 2016, 2015 and 2014 were 39.6 percent, 20.9 percent and 19.7 percent, respectively. The mix in taxable income between our United States and international operations has a significant impact on our annual income tax provision and effective tax rates. Our effective tax rate in 2016 is higher than the United States federal tax rate of 35 percent mainly due to discrete charges, partially offset by the mix of lower foreign tax rates. In 2016, the discrete items included $39.6 million primarily related to the European Commission’s decision regarding certain tax legislation in Belgium impacting one of the Company’s international subsidiaries. In 2015, the discrete items included a $12.1 million release of a previously recorded tax valuation allowance, and in 2014, the discrete items included a $9.4 million release of previously recorded unrecognized tax benefits that were no longer required due to closure of the applicable statute. We expect the effective tax rate for 2017 to be approximately 25 percent excluding discrete items.
At December 31, 2016, we had United States tax net operating loss carry-forwards totaling approximately $4.2 million which expire between 2019 and 2031. In addition, we have various state net operating loss carry-forwards totaling approximately $27.8 million which expire between 2017 and 2033. The federal and state net operating losses were primarily generated by ICx Technologies, Inc. prior to being acquired by us in 2010. Finally, we have various foreign net operating loss carry-forwards totaling approximately $74.3 million, a portion of which expire between 2018 and 2033 and a portion of which have an indefinite carry-forward period.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2016, we have determined that a valuation allowance against our deferred tax assets of $2.9 million is required, primarily related to certain acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of December 31, 2016. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.

Segment Operating Results
We have six reportable operating segments. The following discusses the operating results of each of our segments for that three year period.
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Revenue	$532.5	$503.0	$520.0
Earnings from operations	144.9	145.6	127.2
Operating margin	27.2%	29.0%	24.5%
Backlog	328	309	297
Surveillance revenue increased by 5.9 percent in 2016 compared to 2015. The increase in revenue was primarily due to the acquisition of Armasight in June 2016. Earnings from operations decreased by 0.5 percent in 2016 compared to 2015. The decrease in earnings from operations was primarily due to a change in product mix, as we sold more products with lower gross margins in 2016 compared to 2015, and acquisition-related amortization and costs associated with the Armasight acquisition in June 2016 and the Prox Dynamics acquisition in November 2016.
Revenue decreased by 3.3 percent in 2015 compared to 2014, primarily due to reductions in demand from United States government funded customers and decreases in airborne and integrated systems product line revenues, partially offset by an increase in revenues in the land product line. Earnings from operations increased by 14.5 percent primarily due to lower operating expenses and higher gross margins, partially offset by the decrease in revenues. During the year ended December 31, 2015, Surveillance had restructuring charges of $0.2 million, compared to $5.2 million in 2014.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Revenue	$336.1	$347.5	$354.1
Earnings from operations	96.7	112.4	99.0
Operating margin	28.8%	32.3%	27.9%
Backlog	27	27	35
Instruments segment revenue decreased by 3.3 percent in 2016 compared to 2015. The decrease in revenue was primarily due to a revenue decline in Europe and APAC regions. On a product line basis, declines in our building and predictive maintenance and science products lines were partially offset by increases in our firefighting and automation products lines. Earnings from operations decreased 13.9% in 2016 compared to 2015. The decrease in earnings from operations was due to a change in product mix, as we sold more products with lower gross margins in 2016 compared to 2015, and increased manufacturing cost under-absorption.
Revenue decreased by 1.9 percent in 2015 compared to 2014, primarily due to a revenue decline in the Americas region, partially offset by an increase in the Asia Pacific region; on a product line basis, declines in our higher end thermography and in our optical gas imaging product lines were partially offset by increases in our science, test and measurement, and fire product lines. Revenues for the year ended December 31, 2015 were also negatively impacted by year over year changes in currency exchange rates. The increase in earnings from operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to lower restructuring expenses and costs savings associated with restructuring activities. As a large portion of segment expenses are incurred in Europe, the segment experienced a favorable impact on its operating expenses from the changes in foreign currency rates which largely offset the associated decline in revenues in that region. During the year ended December 31, 2015, Instruments recorded restructuring charges of $1.2 million compared to $11.0 million in the year ended December 31, 2014.
Security
Security operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Revenue	$240.0	$226.6	$179.1
Earnings from operations	10.2	28.1	24.9
Operating margin	4.2%	12.4%	13.9%
Backlog	21	16	18
Security segment revenue increased by 5.9 percent in 2016 compared to 2015. The increase in revenue was primarily due to the acquisition of DVTEL in November 2015 and the inclusion of the associated revenues in the current year, partially offset by a decrease in consumer-grade security products. Earnings from operations decreased 63.9 percent in 2016 compared to 2015. The decrease in earnings from operations was primarily due to acquisition-related amortization and higher operating expenses associated with the DVTEL acquisition.
Security segment revenue for the year ended December 31, 2015 increased by 26.5 percent compared to the prior year primarily due to increased deliveries across all product families and in the Americas and Europe geographic regions. The increase in earnings from operations in 2015 of 13.1 percent over 2014 was primarily due to the increase in revenues, partially offset by increases in sales and marketing support operating expenses.

OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Revenue	$243.7	$186.7	$199.1
Earnings from operations	59.7	41.1	50.2
Operating margin	24.5%	22.0%	25.2%
Backlog	143	140	129
OEM & Emerging Markets segment revenue increased by 30.5 percent in 2016 compared to 2015. The increase in revenue was primarily due to higher deliveries in most of the segment product lines, particularly in cores and components and mobile accessories, and the acquisition of Point Grey in November 2016. Earnings from operations increased 45.3% in 2016 compared to 2015. The increase in earnings from operations is primarily due to the increase in revenue.
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

Maritime
Maritime operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Revenue	$185.7	$177.9	$192.6
Earnings from operations	15.4	13.6	24.5
Operating margin	8.3%	7.6%	12.7%
Backlog	16	28	17

Maritime segment revenue increased by 4.4 percent in 2016 compared to 2015. The increase in revenue is primarily due to an increase in the Americas and Europe regions. On a product basis, increased shipments of multifunction displays, radar, and thermal cameras more than offset declines in autopilot and instrument shipments. Earnings from operations increased 13.3% in 2016 compared to 2015. The increase in earnings from operations is due an increase in revenue and a decrease in operating expenses, partially offset by an increase in warranty costs.
Maritime segment revenue for the year ended December 31, 2015 decreased by 7.6 percent compared to the same period of 2014 primarily due to the negative impact of year over year changes in currency exchange rates in the Europe and Asia Pacific regions. Since the majority of the segment's costs of goods sold are incurred in United States dollars, those costs did not receive the favorable impact of changes in currency exchange rates. Consequently, the decrease in earnings from operations in 2015 compared to 2014 was primarily due to the revenue decline.

Detection
Detection operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Revenue	$124.1	$115.3	$85.7
Earnings from operations	33.8	26.9	11.0
Operating margin	27.3%	23.3%	12.8%
Backlog	57	82	51
Detection segment revenue increased by 7.7 percent in 2016 compared to 2015. The increase in revenue was primarily due to increased shipments from our CBRNE threat response systems to United States government customers. Earnings from operations increased 25.8 percent in 2016 compared to 2015. The increase in earnings from operations and operating margin were primarily due to increases in revenue and reduced operating expenses. The decrease in backlog was primarily due to significant orders for our CBRNE threat response systems that were received in the first quarter and fourth quarter of 2015 and delivered in 2016.
Detection segment revenue for the year ended December 31, 2015 increased by 34.5 percent compared to 2014. The increase in revenue was primarily due to increased deliveries of our CBRNE threat response systems and related spare parts and services against orders received in the second half of 2014 on a large program with the United States government. The increase in earnings from operations and operating margin were primarily due to the increases in revenues and higher gross margins.

Liquidity and Capital Resources
At December 31, 2016, we had a total of $361.3 million in cash and cash equivalents, $98.3 million of which was in the United States and $263.0 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2015 of $472.8 million, of which $129.6 million was in the United States and $343.2 million at our foreign subsidiaries. We intend to indefinitely reinvest the cash at our foreign subsidiaries in operations and other activities outside the United States. The decrease in cash and cash equivalents in 2016 was primarily due to $419.2 million spent on the acquisitions of Innovative Security Designs, LLC, Armasight, Inc, Point Grey Research Inc. and Prox Dynamics AS, $367.4 million spent on the repayment of long-term debt and a credit agreement, $66.0 million spent for the repurchase of our common stock, dividends paid of $65.9 million and $35.9 million spent on capital expenditures, partially offset by $524.6 million of net proceeds from long-term debt and the new credit agreement and cash provided from operations of $312.3 million.
Cash provided by operating activities in 2016 totaled $312.3 million compared to $275.8 million in 2015 and $226.2 million in 2014. The increase in cash provided from operations in 2016 compared to 2015 was primarily due to changes in current balances and a gain from the sale of a cost-basis investment in 2015, partially offset by a decrease in net earnings. The increase in cash provided from operations in 2015 compared to 2014 was primarily due to the increase in net earnings.
Cash used for investing activities for the year ended December 31, 2016 totaled $447.8 million, consisting of $419.2 million spent primarily on the acquisitions of Innovative Security Designs, LLC, Armasight, Inc, Point Grey Research Inc. and Prox Dynamics AS, and capital expenditures of $35.9 million. Cash used for investing activities for the year ended December 31, 2015 totaled $134.8 million, consisting of $92.3 million, net of cash acquired, for the acquisition of DVTEL, Inc. and capital expenditures of $68.2 million, partially offset by $25.6 million of proceeds from the sale of an investment in a third party. Cash used for investing activities for the year ended December 31, 2014 totaled $49.3 million, consisting of capital expenditures of $61.3 million, offset by $12.0 million of proceeds from the sale of certain tangible assets and intellectual property related to the design and manufacturing of non-thermal micro-optics. Capital expenditures in 2015 and 2014 included $33.0 million and $19.1 million, respectively, for building improvements for our new facility in Goleta, California.
Cash provided by financing activities for the year ended December 31, 2016 totaled $38.6 million, primarily consisting of the net proceeds from long-term debt and the new credit agreement, partially offset by the repayment of long-term debt, repurchases of common stock and the payment of dividends. Cash used by financing activities for the years ended December 31, 2015 and 2014 totaled $166.5 million and $152.0 million, respectively, primarily consisting of the repurchase of shares of our common stock and the payment of dividends, partially offset by proceeds from shares issued pursuant to stock-based compensation plans.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads and ignoring the effects of hedging, the one-month LIBOR interest rate was 2.145 percent per annum and the prime lending rate was 4.125 percent per annum at December 31, 2016. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2016. The credit facilities available under the Credit Agreement are unsecured.
As noted above, the Credit Agreement amendment of April 5, 2013 incorporated a $150 million term loan facility that was scheduled to mature on April 5, 2019. On May 31, 2016, we drew down $105 million under the revolving credit facility and repaid the term loan facility in full. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the revolving credit facility. The effective interest rate paid for the revolving credit facility is equal to the median fixed rate in the swap agreements plus the credit spread then in effect. At December 31, 2016, the effective interest rate on the revolving credit facility was 2.37 percent. Principal payments of $3.75 million, at our option, will continue to be made in quarterly installments through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
At December 31, 2016, we had $97.5 million outstanding under the Credit Agreement and the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. We had $17.9 million and $30.1 million of letters of credit outstanding under the Credit Agreement at December 31, 2016 and 2015, respectively, which reduced the total available revolving credit under the Credit Agreement.
On August 19, 2011, we issued $250 million aggregate principal amount of our 3.75 percent senior unsecured notes due September 1, 2016 (the "2011 Notes"). The interest on the Notes was payable semiannually in arrears on March 1 and September 1. The proceeds from the Notes were used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock. The 2011 Notes were repaid on July 5, 2016.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of December 31, 2016, an aggregate of 6.3 million shares had been repurchased under this authorization, which expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019.
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

Off-Balance Sheet Arrangements
As of December 31, 2016, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2016, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$484,766	$13,281	$26,563	$444,922	$—
Revolving credit facility, including interest	107,706	2,311	4,622	100,774	—
Operating leases	24,058	9,265	11,312	2,674	808
Licensing rights	1,100	550	550	—	—
Post-retirement obligations	12,212	417	787	9,616	1,391
Belgium tax assessment	39,641	39,641	—	—	—
Other obligations	715	499	216	—	—
	$670,198	$65,964	$44,050	$557,986	$2,199
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Revolving credit facility assumed to be held to maturity with interest paid at the effective rate in effect at December 31, 2016. Actual payments may differ in terms of both timing and amounts. We did not include approximately $17.9 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.
Aside from the discrete tax charge of $39.6 million recorded in 2016 related to the Belgian tax assessment, the Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its remaining unrecognized tax benefits of $12.3 million and, therefore, has not included the related unrecognized tax benefits in the table of contractual obligations as of December 31, 2016. For further detail on unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements in Item 8.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1 to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2016, exchange contracts with a notional amount of approximately $262.1 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $959.5 million at December 31, 2016. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $96.0 million at December 31, 2016. The increase in the potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

Interest Rate Risk
Our exposure to changes in market interest rates relates primarily to interest paid on our floating rate long-term debt. Our floating rate long-term debt consists of amounts borrowed under our revolving loan facility that bears interest at the one-month LIBOR rate plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such long-term debt.
As our risk management objectives include mitigating the risk of changes in cash flows attributable to changes in the designated one-month LIBOR rate for the revolving loan facility, we entered into two interest rate swaps for the aggregate notional amount borrowed under the revolving loan facility and fixed interest rates of 1.016 percent and 0.97 percent to hedge this exposure. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows attributable to fluctuations in the one-month LIBOR based interest payments. The net effect of these swap agreements is to convert the floating interest rate basis to fixed rates of 1.016 percent and 0.97 percent.
See Liquidity and Capital Resources in Item 7 and Note 3, Note 9, and Note 11 to the Consolidated Financial Statements in Item 8, for additional information on the Company's interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. (an Oregon Corporation) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLIR Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of FLIR Systems, Inc.'s internal control over financial reporting. Our report on the effectiveness of internal control over financial reporting as of December 31, 2016, contains an explanatory paragraph that states that management’s assessment of the effectiveness of internal control over financial reporting and our audit of internal control over financial reporting of FLIR Systems, Inc. excludes an evaluation of internal control over financial reporting of the acquired Innovative Security Designs, LLC, Armasight, Inc., Point Grey Research, Inc. and Prox Dynamics AS.

/s/ KPMG LLP
Portland, Oregon
February 24, 2017

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$1,662,167	$1,557,067	$1,530,654
Cost of goods sold	895,046	803,506	780,281
Gross profit	767,121	753,561	750,373
Operating expenses:
Research and development	147,537	132,892	142,751
Selling, general and administrative	322,435	313,544	331,995
Restructuring expenses	1,431	1,361	16,383
Total operating expenses	471,403	447,797	491,129
Earnings from operations	295,718	305,764	259,244
Interest expense	18,071	14,086	14,593
Interest income	(1,402)	(1,167)	(1,405)
Other expense (income), net	3,092	(12,601)	(3,473)
Earnings before income taxes	275,957	305,446	249,529
Income tax provision	109,331	63,760	49,268
Net earnings	$166,626	$241,686	$200,261

Net earnings per share:
Basic earnings per share	$1.22	$1.73	$1.42
Diluted earnings per share	$1.20	$1.72	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2016	2015	2014

Net earnings	$166,626	$241,686	$200,261
Other comprehensive income (loss), net of tax:
Change in minimum liability for pension plans, net of tax effects of $48, $238 and $(27), respectively	102	661	(212)
Fair value adjustment on interest rate swap contracts	(16)	(602)	(735)
Foreign currency translation adjustments	(40,911)	(61,776)	(88,462)
Total other comprehensive loss	(40,825)	(61,717)	(89,409)
Comprehensive income	$125,801	$179,969	$110,852

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$361,349	$472,785
Accounts receivable, net	352,020	326,098
Inventories	371,371	393,092
Prepaid expenses and other current assets	79,917	95,539
Total current assets	1,164,657	1,287,514
Property and equipment, net	271,785	272,629
Deferred income taxes, net	45,243	55,429
Goodwill	801,406	596,316
Intangible assets, net	168,460	141,302
Other assets	168,155	53,210
Total assets	$2,619,706	$2,406,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,225	$139,540
Deferred revenue	34,420	31,933
Accrued payroll and related liabilities	52,874	54,806
Accrued product warranties	17,476	13,406
Advance payments from customers	26,019	33,848
Accrued expenses	34,022	40,930
Accrued income taxes	51,017	201
Other current liabilities	16,659	5,987
Current portion, long-term debt	15,000	264,694
Total current liabilities	361,712	585,345
Long-term debt	501,921	93,750
Deferred income taxes	2,331	3,623
Accrued income taxes	9,643	10,457
Pension and other long-term liabilities	65,773	63,710
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2016 or 2015	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 136,334 and 137,350 shares issued at December 31, 2016 and 2015, respectively, and additional paid-in capital	12,139	1,374
Retained earnings	1,832,138	1,773,267
Accumulated other comprehensive loss	(165,951)	(125,126)
Total shareholders’ equity	1,678,326	1,649,515
Total liabilities and shareholders' equity	$2,619,706	$2,406,400

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance, December 31, 2013	140,782	$42,955	$1,544,425	$26,000	$1,613,380

Net earnings for the year	—	—	200,261	—	200,261
Income tax benefit of common stock options exercised	—	12,751	—	—	12,751
Repurchase of common stock	(4,243)	(122,851)	(16,387)	—	(139,238)
Common stock issued pursuant to stock-based compensation plans, net	3,040	37,774	—	—	37,774
Stock-based compensation	—	30,767	—	—	30,767
Dividends paid	—	—	(56,513)	—	(56,513)
Other comprehensive income	—	—	—	(89,409)	(89,409)
Balance, December 31, 2014	139,579	1,396	1,671,786	(63,409)	1,609,773

Net earnings for the year	—	—	241,686	—	241,686
Income tax benefit of common stock options exercised	—	1,611	—	—	1,611
Repurchase of common stock	(4,169)	(44,387)	(78,806)	—	(123,193)
Common stock issued pursuant to stock-based compensation plans, net	1,940	17,071	—	—	17,071
Stock-based compensation	—	25,683	—	—	25,683
Dividends paid	—	—	(61,399)	—	(61,399)
Other comprehensive loss	—	—	—	(61,717)	(61,717)
Balance, December 31, 2015	137,350	1,374	1,773,267	(125,126)	1,649,515

Net earnings for the year	—	—	166,626	—	166,626
Income tax benefit of common stock options exercised	—	1,329	—	—	1,329
Repurchase of common stock	(2,132)	(24,222)	(41,835)	—	(66,057)
Common stock issued pursuant to stock-based compensation plans, net	1,116	5,985	—	—	5,985
Stock-based compensation	—	27,673	—	—	27,673
Dividends paid	—	—	(65,920)	—	(65,920)
Other comprehensive loss	—	—	—	(40,825)	(40,825)
Balance, December 31, 2016	136,334	$12,139	$1,832,138	$(165,951)	$1,678,326

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$166,626	$241,686	$200,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,513	49,534	57,245
Deferred income taxes	5,613	2,863	(1,242)
Stock-based compensation arrangements	27,797	25,748	30,788
Gain on sale of assets, net	—	(19,166)	(4,129)
Other, net	11,992	7,722	(791)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(10,704)	28,258	(76,705)
Inventories	51,170	(74,816)	11,363
Prepaid expenses	(7,706)	1,858	5,754
Other assets	(10,750)	(4,333)	(24,261)
Accounts payable	(33,465)	38,660	15,040
Deferred revenue	2,928	3,503	93
Accrued payroll and other liabilities	(16,138)	(20,072)	17,240
Accrued income taxes	64,822	(9,319)	(8,501)
Pension & other long term liabilities	2,582	3,688	4,089
Net cash provided by operating activities	312,280	275,814	226,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35,940)	(68,234)	(61,262)
Business acquisitions, net of cash acquired	(419,203)	(92,260)	—
Proceeds from sale of assets	7,331	25,649	12,000
Net cash used by investing activities	(447,812)	(134,845)	(49,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	524,560	—	—
Repayment of long-term debt	(367,435)	(15,000)	(15,000)
Repurchase of common stock	(66,057)	(123,193)	(139,238)
Dividends paid	(65,920)	(61,399)	(56,513)
Proceeds from shares issued pursuant to stock-based compensation plans	11,966	24,835	47,581
Excess tax benefit of stock options exercised	1,480	8,243	11,161
Other financing activities	13	(24)	(18)
Net cash provided (used) by financing activities	38,607	(166,538)	(152,027)
Effect of exchange rate changes on cash	(14,511)	(33,020)	(36,057)
Net decrease in cash and cash equivalents	(111,436)	(58,589)	(11,102)
Cash and cash equivalents, beginning of year	472,785	531,374	542,476
Cash and cash equivalents, end of year	$361,349	$472,785	$531,374

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
Reclassification
The Company made certain reclassifications to the prior years' notes to the financial statements to conform them to the presentation as of and for the year ended December 31, 2016. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.
Foreign currency translation
The assets and liabilities of the Company’s subsidiaries outside the United States are translated into United States dollars at current exchange rates in effect at the balance sheet date. Revenues and expenses are translated at monthly average exchange rates. Resulting translation adjustments are reflected in accumulated other comprehensive earnings (loss) within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are reflected as other expense (income), net, in the Consolidated Statements of Income as incurred.
The cumulative translation adjustment included in accumulated other comprehensive earnings (loss) is a loss of $164.6 million and $123.7 million at December 31, 2016 and 2015, respectively. Transaction gains and losses included in other expense (income), net, are a net loss of $2.2 million, a net loss of $2.5 million, and a net gain of $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Cash equivalents
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2016 and 2015 were $8.3 million and $29.0 million, respectively, which were primarily investments in money market funds.
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $36.9 million and $36.8 million at December 31, 2016 and 2015, respectively.
Property and equipment
Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.
Goodwill
Goodwill is reviewed during the third quarter of each year, or more frequently if warranted, for impairment to determine if events or changes in business conditions indicate that the carrying value may not be recoverable. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2016, 2015 and 2014. See Note 7, "Goodwill," for additional information.
Intangible assets
Intangible assets are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required. The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2016, 2015 and 2014.
Impairment of long-lived assets
Long-lived asset groups are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. The Company did not recognize any impairment charges on long-lived assets during the years ended December 31, 2016, 2015 and 2014.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014 were $19.3 million, $18.7 million and $12.6 million, respectively.
Cost-basis investments
The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not required. The carrying value of those investments were $3.2 million and $5.2 million at December 31, 2016 and 2015, respectively. The investments are included in other assets in the Consolidated Balance Sheets.

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
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2016	2015	2014
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$166,626	$241,686	$200,261
Denominator for earnings per share:
Weighted average number of common shares outstanding	137,138	139,353	141,143
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,359	1,421	2,426
Diluted shares outstanding	138,497	140,774	143,569

The effect of stock-based compensation awards for the years ended December 31, 2016, 2015 and 2014 that aggregated 233,000, 354,000 and 171,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash paid for:
Interest	$15,815	$13,039	$13,410
Taxes	$32,465	$68,534	$47,434

Stock-based compensation
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and shares expected to be issued under the Company's employee stock purchase plan. Nonvested stock awards (referred to as restricted stock unit awards) are valued based on the fair market value of the Company's stock, discounted for expected dividends, on the date of grant. Restricted stock units containing performance-based vesting criteria are valued on the date of grant based on the fair value of the Company's stock, discounted for expected dividends and an estimate for illiquidity. The fair value of market-based restricted stock units is determined on the date of grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation and a discount for illiquidity. The estimated discount for illiquidity is relevant for share based awards that require the plan participant to hold the shares for a specified period of time after the award vests and is estimated using the protective put method. The Company recognizes the compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of each award.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Stock-based compensation - (Continued)
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$3,103	$3,001	$2,706
Research and development	4,815	4,694	5,218
Selling, general and administrative	19,879	18,053	22,864
Stock-based compensation expense before income taxes	$27,797	$25,748	$30,788
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2016, 2015 and 2014 is as follows (in thousands):

	December 31,
	2016	2015	2014
Capitalized in inventory	$567	$691	$713
As of December 31, 2016, the Company had approximately $41.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.90 years.
The fair value of the stock-based awards granted in the years ended December 31, 2016, 2015 and 2014 was estimated with the following weighted-average assumptions:

	2016	2015	2014
Stock option awards:
Risk-free interest rate	0.9%	0.2%	1.0%
Expected dividend yield	1.6%	1.4%	1.2%
Expected term	4.3 years	4.1 years	4.4 years
Expected volatility	25.6%	26.6%	28.7%
Performance-based restricted stock awards:
Expected dividend yield	1.6%	—	—
Discount for illiquidity	9.9%	—	—
Market-based restricted stock awards:
Risk-free interest rate	0.9%	0.9%	—
Expected dividend yield	1.6%	1.4%	—
Expected term	4.0 years	4.0 years	—
Expected volatility	25.8%	27.5%	—
Expected volatility of S&P 500	25.0%	23.4%	—
Discount for illiquidity	9.9%	10.9%	—
Employee stock purchase plan:
Risk-free interest rate	0.5%	0.4%	0.3%
Expected dividend yield	1.5%	1.5%	1.2%
Expected term	6 months	6 months	6 months
Expected volatility	27.0%	21.5%	23.9%
Discount for illiquidity	10.5%	—	—

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Stock-based compensation - (Continued)
The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2016, 2015 and 2014, all stock options granted were time-based options. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.
During the years ended December 31, 2016, 2015 and 2014, the Company granted approximately 865,000, 804,000 and 685,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 were $29.48, $26.30 and $32.80 per share, respectively.
During the years ended December 31, 2016 and 2015, the Company granted approximately 64,000 and 128,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return over a three year period of the component company at the 60th percentile level in the S&P 500 Index. Shares vested under the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date. The fair value of the market-based restricted stock units granted during the year ended December 31, 2016 and 2015 was $22.89 and $25.55 per share, respectively.
During the years ended December 31, 2016, the Company granted approximately 62,000 performance-based restricted stock units. These units are earned based upon the Company's return on invested capital over a three year period. The fair value of the performance-based restricted units granted during the year ended December 31, 2016 was $$26.41 per share.
The total fair value of the restricted stock unit awards granted during the year ended December 31, 2016 in the table below of $28.6 million includes $1.5 million of grant date fair value associated with the market-based restricted stock units and $1.6 million of grant date fair value associated with the performance-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Stock option awards:
Weighted average grant date fair value per share	$5.68	$5.60	$7.41
Total fair value of awards granted	$4,716	$4,170	$4,947
Total fair value of awards vested	$4,407	$4,290	$4,662
Total intrinsic value of options exercised	$6,170	$15,585	$35,663
Restricted stock unit awards:
Weighted average grant date fair value per share	$28.86	$29.12	$32.80
Total fair value of awards granted	$28,603	$27,150	$22,484
Total fair value of awards vested	$21,130	$24,458	$30,277
Employee stock purchase plan:
Weighted average grant date fair value per share	$6.33	$5.83	$7.38
Total fair value of shares estimated to be issued	$923	$951	$1,144
The total amount of cash received from the exercise of stock options in the years ended December 31, 2016, 2015 and 2014 was $7.7 million, $20.8 million and $44.2 million, respectively, and the related tax benefits realized from the exercise of the stock options was $1.3 million, $3.9 million and $12.8 million, respectively.

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
Accumulated other comprehensive earnings (loss) - (Continued)
The following table sets forth the changes in the balances of each component of accumulated other comprehensive earnings (loss) for the year ended December 31, 2016:

	Pension Plans Items	Cash Flow Hedge Items	Foreign Currency Items	Total
Balance, December 31, 2015	$(1,717)	$323	$(123,732)	$(125,126)
Other comprehensive income (loss) before reclassifications, net of tax	78	(357)	(40,911)	(41,190)
Amounts reclassified from accumulated other comprehensive earnings (loss), net of tax	24	341	—	365
Net current period other comprehensive income (loss), net of tax	102	(16)	(40,911)	(40,825)
Balance, December 31, 2016	$(1,615)	$307	$(164,643)	$(165,951)

The amounts reclassified from accumulated other comprehensive earnings (loss) for pension plan items have been recorded in selling, general and administrative expenses and amounts reclassified for cash flow hedge items have been recorded to interest expense in the Company's Consolidated Statement of Income for the year ended December 31, 2016.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. The FASB has recently issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.  While ASU 2014-09 was to be effective for annual periods and interim periods beginning after December 15, 2016, on July 9, 2015, the FASB approved the deferral of the effective date to periods beginning on or after December 15, 2017. Accordingly, the Company currently intends to adopt ASU 2014-09 on January 1, 2018. The Company currently plans to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. The final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results, system readiness, and the ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
The Company has made progress toward completing the evaluation of the potential changes from adopting the new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on all of its revenue streams and most of its significant contracts. The Company expects to complete the contract evaluation and validate the impact of the accounting and disclosure changes on its business processes, controls and systems during the first half of 2017, design any changes to such business processes, controls and systems by the middle of 2017, and implement the changes over the remainder of 2017.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Recent accounting pronouncements - (Continued)
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in this update require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted. The Company currently intends to adopt ASU 2015-11 on January 1, 2017, and does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and the Company currently intends to adopt ASU 2016-02 on January 1, 2019. The Company is assessing the impact ASU 2016-02 will have on its consolidated financial statements and expects that the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company's current minimum commitments under noncancelable operating leases are disclosed in Note 12.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”). The amendments in this update identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company currently intends to adopt ASU 2016-09 on January 1, 2017, and the magnitude of the impact on its consolidated financial statements and disclosures is dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders.
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
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The amendments in this update eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a modified retrospective transition basis. Early adoption is permitted. The Company currently intends to adopt ASU 2016-09 on January 1, 2018 and is currently evaluating the potential impact of adopting the provisions of ASU 2016-16.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company currently intends to adopt ASU 2017-01 on January 1, 2018, and does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies—(Continued)
Recent accounting pronouncements - (Continued)
In January 2017, the FASB issued Accounting Standards Updated No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company currently intends to adopt ASU 2017-04 on January 1, 2017.

Note 2.	Fair Value of Financial Instruments
Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories in accordance with FASB ASC Topic 820, “Fair Value Measurements”:

Level 1 – quoted prices in active markets for identical securities as of the reporting date;
Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk and observable market prices for identical instruments that are traded in less active markets; and

Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The Company had $8.3 million and $29.0 million of cash equivalents at December 31, 2016 and 2015, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of December 31, 2016 and 2015 are disclosed in Note 3, "Derivative Financial Instruments," and based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 11, "Long-Term Debt," is approximately $426.3 million based upon Level 2 inputs at December 31, 2016. The fair value of the Company's credit agreements and borrowings, also described in Note 11, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 3.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Non-functional currency denominated monetary assets and liabilities consist primarily of cash, receivables, payables and intercompany loans. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. The net amount of the gains and losses related to derivative instruments recorded in other expense (income), net for the year ended December 31, 2016, 2015 and 2014 were a loss of $5.3 million, $6.7 million and $8.3 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.        Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Risk - (Continued)
In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure.
Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent the Company's total exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
European euro	$156,352	$281
Swedish kroner	48,555	59,198
British pound sterling	33,862	10,203
Canadian dollar	15,645	10,799
Japanese yen	3,251	2,124
Brazilian real	2,747	6,440
Australian dollar	1,653	2,342
Other	—	526
	$262,065	$91,913
At December 31, 2016, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amount of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$2,369	$75	$767	$1,314
Interest Rate Swap Contracts
The Company's outstanding debt at December 31, 2016 consists of fixed rate notes and a floating rate unsecured credit facility. The Company maintains its floating rate revolver for flexibility to fund working capital needs and for other uses of cash. Interest expense on the Company's floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurocurrency rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to floating rate debt through interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. The impact of the interest rate swaps is to fix the floating rate basis for the calculation of interest on the unsecured credit facility at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the credit spread then in effect. At December 31, 2016, the effective interest rate on the borrowings made from the Company's revolving credit facility was 2.37 percent. As of December 31, 2016, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$46.9	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$46.9	0.97%	April 5, 2013	March 31, 2019

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Derivative Financial Instruments - (Continued)
Interest Rate Swap Contracts - (Continued)
These interest rate swaps are designated and effective as cash flow hedges and are recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings (loss), except that any gains and losses on ineffectiveness of the interest rate swaps would be recorded as an adjustment to other (income) expense, net. The net fair value carrying amount of the Company's interest rate swaps was $0.3 million, all of which has been recorded to other assets in the Consolidated Balance Sheet as of December 31, 2016.

Note 4.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts, beginning of year	$6,853	$8,014	$7,674
Charges to costs and expenses	1,460	807	1,723
Write-offs of uncollectible accounts, net of recoveries	(1,661)	(1,568)	(961)
Currency translation adjustments	(195)	(400)	(422)
Allowance for doubtful accounts, end of year	$6,457	$6,853	$8,014

Note 5.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw material and subassemblies	$200,640	$216,107
Work-in-progress	43,430	38,639
Finished goods	127,301	138,346
	$371,371	$393,092

Note 6.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2016	2015
Land	—	$22,326	$22,972
Buildings	30 years	162,701	163,420
Machinery and equipment	3 to 7 years	258,023	241,310
Office equipment and other	3 to 10 years	103,798	98,308
		546,848	526,010
Less accumulated depreciation		(275,063)	(253,381)
		$271,785	$272,629
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $37.8 million, $32.5 million and $34.6 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill
The carrying value of goodwill and the activity for the two year period ending December 31, 2016 are as follows (in thousands):

Balance, December 31, 2014	$553,335
Goodwill from acquisitions	57,992
Currency translation adjustments	(15,011)
Balance, December 31, 2015	596,316
Goodwill from acquisitions	220,795
Currency translation adjustments	(15,705)
Balance, December 31, 2016	$801,406

During the year ended December 31, 2016, the Company recorded $220.8 million of goodwill in connection with the purchase price allocation associated with its acquisitions of Armasight, Inc. ("Armasight"), Point Grey Research Inc. ("Point Grey"), Innovative Security Designs, LLC ("ISD") and DVTEL, Inc. ("DVTEL"). During the year ended December 31, 2015, the Company recorded $58.0 million of goodwill in connection with the purchase price allocation associated with DVTEL. The purchase price allocation for Point Grey is preliminary. See Note 18, "Business Acquisitions," for additional information.
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. During the third quarter of 2016, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary. As of December 31, 2016, there had been no triggering events or indicators of impairment that would require an updated impairment review.

Note 8.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2016	2015
Product technology	11 years	$98,895	$76,182
Customer relationships	11 years	87,013	69,272
Trademarks and trade name portfolios	14 years	8,160	7,540
Trade name portfolio not subject to amortization	indefinite	37,494	37,673
In-process research and development	n/a	4,700	2,250
Other	3 years	1,827	1,474
Acquired identifiable intangibles		238,089	194,391
Less accumulated amortization		(73,535)	(58,173)
Net acquired identifiable intangibles		164,554	136,218
Patents	7 years	6,083	6,104
Less accumulated amortization		(2,531)	(1,671)
Net patents		3,552	4,433
Acquired in-place leases and other	7 years	2,074	2,080
Less accumulated amortization		(1,720)	(1,429)
Net acquired in-place leases and other		354	651
		$168,460	$141,302

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Intangible Assets - (Continued)
During the year ended December 31, 2016, the Company acquired $47.4 million of identifiable intangible assets as part of the acquisitions of Armasight and Point Grey and during the year ended December 31, 2015, the Company acquired $27.4 million of identifiable intangible assets as part of the acquisition of DVTEL, as described in Note 18, "Business Acquisitions."
The aggregate amortization expense recorded in 2016, 2015 and 2014 was $18.4 million, $16.4 million and $21.1 million, respectively. For intangible assets recorded at December 31, 2016, the estimated future aggregate amortization expense for the years ending December 31, 2017 through 2021 is approximately (in thousands):

2017	$23,594
2018	19,962
2019	19,041
2020	16,095
2021	14,411

Note 9.	Credit Agreement
On February 8, 2011, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin of 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads and ignoring the effects of hedging, the one-month LIBOR interest rate was 2.145 percent per annum and the prime lending rate was 4.125 percent per annum at December 31, 2016. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At December 31, 2016, the commitment fee rate was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2016. The credit facilities available under the Credit Agreement are unsecured.
On May 31, 2016, the Company drew down $105 million under the revolving credit facility and repaid the term loan facility in full. At December 31, 2016, the Company had $97.5 million outstanding under the Credit Agreement and had $17.9 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accrued product warranties, beginning of year	$16,514	$16,175	$17,732
Amounts paid for warranty services	(19,592)	(12,821)	(10,267)
Warranty provisions for products sold	22,928	13,074	9,880
Business acquisition	1,215	395	—
Currency translation adjustments and other	(220)	(309)	(1,170)
Accrued product warranties, end of year	$20,845	$16,514	$16,175

Current accrued product warranties, end of year	$17,476	$13,406	$13,538
Long-term accrued product warranties, end of year	$3,369	$3,108	$2,637

Note 11.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
Unsecured notes	$425,000	$250,000
Term loan	—	108,750
Credit Agreement	97,500	—
Unamortized discounts and issuance costs of unsecured notes	(5,579)	(306)
	$516,921	$358,444
Current portion, long-term debt	$15,000	$264,694
Long-term debt	$501,921	$93,750

In August 2011, the Company issued $250 million aggregate principal amount of its 3.75 percent senior unsecured notes due September 1, 2016 (the “Notes”). The 2011 Notes were repaid on July 5, 2016 and the Company recorded a $1.3 million loss on the extinguishment of the 2011 Notes in Interest Expense.
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
The Credit Agreement discussed in Note 9, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, consisted of a $150 million term loan facility and a revolving credit facility. On May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrues at the one-month LIBOR rate plus the applicable margin for the amount outstanding and is paid monthly in arrears. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the revolving credit facility at December 31, 2016.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.        Long-Term Debt - (Continued)
On April 5, 2013, the Company borrowed $150 million under the term loan facility incorporated in the Credit Agreement. As discussed in Note 9, "Credit Agreement," of the Notes to the Consolidated Financial Statement above, on May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrues at the one-month LIBOR rate plus the applicable scheduled spread for the amount outstanding and is paid monthly in arrears. See Note 3, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the revolving credit facility at December 31, 2016.

Note 12.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2017 through 2022. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $9.0 million, $12.2 million and $14.0 million, respectively.
The future minimum obligations under all non-cancelable leases and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2017	$9,265	$1,049
2018	5,660	766
2019	2,805
2020	1,539	—
2021	1,135	—
Thereafter	808	—
Total minimum payments	$21,212	$1,815

Note 13.	Contingencies

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.        Contingencies - (Continued)

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

On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014 submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months until December 2017. DDTC continues its review and the Company is unable to reasonably estimate the time it may take to resolve the matter or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with this matter. However, an unfavorable outcome could result in fines and penalties, or loss, or modification of exporting privileges that could potentially be material to the financial condition, results of operations, and cash flows of the Company in and following the period in which such an outcome becomes estimable or known.

In March 2016, the Company learned of potential quality concerns with respect to as many as 312 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. During the quarter ended September 30, 2016, the Company identified the cause of these quality issues and tested certain remedial solutions which may be required to repair the affected SkyWatch Towers. Testing of the remedial solution is ongoing. The Company has notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, has also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $2.5 million and $15 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $2.5 million as of December 31, 2016.  Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate

The Company is also subject to other legal and administrative proceedings, investigations, claims and litigation arising in the ordinary course of business not specifically identified above. In these identified matters and others not specifically identified, the Company makes a provision for a liability with respect to a matter when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated for such matter. The Company believes it has recorded adequate provisions for any probable and estimable losses for matters in existence on the date hereof. While the outcome of each of these matters is currently not determinable, the Company does not expect that the ultimate resolution of any such matter will individually have a material adverse effect on the Company’s financial position, results of operations or cash flows. The costs to resolve all such matters may in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$124,500	$146,940	$113,967
Foreign	151,457	158,506	135,562
	$275,957	$305,446	$249,529

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax expense:
Federal	$36,771	$35,029	$30,224
State	5,785	6,074	5,511
Foreign	64,109	19,884	11,389
	106,665	60,987	47,124
Deferred tax expense (benefit):
Federal	1,404	10,752	1,207
State	267	1,052	(1,115)
Foreign	995	(9,031)	2,052
	2,666	2,773	2,144
Total income tax provision	$109,331	$63,760	$49,268

Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets, non-current	45,243	55,429
Deferred tax liabilities, non-current	(2,331)	(3,623)
Net deferred tax assets	$42,912	$51,806
Valuation allowance	$2,924	$2,607

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued liabilities and allowances	$28,909	$27,170
Tax credit and loss carry-forwards	25,522	29,297
Stock-based compensation	17,204	15,628
Inventory basis differences	11,337	10,494
Deferred revenue	4,758	6,184
Other assets	917	1,373
Gross deferred tax assets	88,647	90,146
Valuation allowance	(2,924)	(2,607)
Total deferred tax assets, net	85,723	87,539
Deferred tax liabilities:
Intangible assets	(33,564)	(26,996)
Property and equipment	(7,212)	(6,612)
Other liabilities	(2,035)	(2,125)
Total deferred tax liabilities	(42,811)	(35,733)
Net deferred tax assets	$42,912	$51,806
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign rate differential	(11.3)	(7.8)	(12.7)
Foreign, federal and state income tax credits	(1.2)	(2.1)	(1.7)
State taxes	2.3	2.4	2.1
European Union state aid recovery	14.4	—	—
Valuation allowance release	—	(6.4)	(0.1)
Other	0.4	(0.2)	(2.9)
Effective tax rate	39.6%	20.9%	19.7%
The Company's foreign tax rate differential in 2015 and 2014 is primarily the result of a three-year agreement in Belgium, which expired on July 31, 2015, as well as the impact of lower statutory rates. The foreign tax rate differential in 2016 is mainly due to the impact of amortization and lower statutory rates. The European Union state aid recovery in 2016 relates to the European Commission’s decision regarding the three-year agreement in Belgium, discussed in detail below.
At December 31, 2016, the Company had United States tax net operating loss carry-forwards totaling approximately $4.2 million which expire between 2019 and 2031. In addition, the Company has various state net operating loss carry-forwards totaling approximately $27.8 million which expire between 2017 and 2033. The federal and state net operating losses were primarily generated by ICx Technologies, prior to its acquisition by the Company in 2010. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $74.3 million, a portion of which expire between 2018 and 2033, and a portion of which have an indefinite carry-forward period.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The tax benefits described above are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2016, the Company has determined that a valuation allowance against its deferred tax assets of $2.9 million is required, primarily related to certain acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
United States income taxes have not been provided on accumulated undistributed earnings of certain subsidiaries outside the United States, as the Company intends to reinvest the earnings in operations outside the United States indefinitely. As of December 31, 2016, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $785 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$14,967	$15,401	$29,533
Increases related to current year tax positions	1,150	1,446	1,457
Increases related to prior year tax positions	40,756	299	12
Decreases related to prior year tax positions	(610)	(724)	(781)
Lapse of statute of limitations	(4,070)	(1,455)	(5,165)
Settlements	(342)	—	(9,655)
Balance, end of year	$51,851	$14,967	$15,401
The unrecognized tax benefits at December 31, 2016 relate to the United States, Belgium, United Kingdom and various other foreign jurisdictions, all of which would affect the Company’s effective tax rate if recognized.
On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of December 31, 2016. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2016, the Company had $2.6 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes—(Continued)
The Company files United States federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2013 - 2015
State of California	2013 - 2015
State of Massachusetts	2012 - 2015
State of Oregon	2013 - 2015
Sweden	2012 - 2015
United Kingdom	2012 - 2015
Belgium	2011 - 2015

Note 15.	Stock-based Compensation
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
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period. Performance-based restricted stock unit awards may be earned based upon the Company's return on invested capital over a two year period. Shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.
The Company also has stock options and restricted stock unit awards issued as replacement awards in connection with the acquisition of ICx Technologies in 2010.
Information with respect to stock option activity for 2016 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,748	$27.49	5.5
Granted	831	30.75
Exercised	(456)	17.65
Forfeited	(14)	31.91
Outstanding at December 31, 2016	5,109	$28.88	5.6	$37,324
Exercisable at December 31, 2016	3,849	$28.16	4.6	$30,916
Vested and expected to vest at December 31, 2016	5,046	$28.86	5.6	$37,004

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation - (Continued)
Stock Incentive Plans - (Continued)
Information with respect to restricted stock unit activity for 2016 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,706	$28.89
Granted	992	28.97
Vested and distributed	(691)	30.46
Forfeited	(77)	30.51
Outstanding at December 31, 2016	1,930	$30.92
As of December 31, 2016, there were 11,906,000 shares of common stock reserved for future issuance under the stock incentive plans.
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
There were 174,000 shares issued at the average purchase price of $24.61 during 2016 and 3,136,000 shares remained available under the ESPP at December 31, 2016 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $8.1 million, $7.5 million and $6.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company provides a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States.
The Company has recorded changes to the minimum pension liability to accumulated other comprehensive earnings (loss) and the estimated benefit to be paid in 2017 has been reported in other current liabilities. The remaining obligations are recorded in pension and other long-term liabilities. The measurement date used for the pension plans is December 31.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
Amounts recognized in other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net earnings (loss)	$78	$500	$(372)
Prior service cost	24	161	160
	$102	$661	$(212)
Components of accumulated other comprehensive loss related to the Company’s pension plans as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Net loss	$(1,630)	$(1,708)
Prior service cost	15	(9)
	$(1,615)	$(1,717)
A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$11,426	$11,813
Service costs	—	156
Interest costs	397	353
Actuarial loss (gain)	177	(199)
Benefits paid	(312)	(312)
Foreign currency changes	(269)	(385)
Benefit obligation at December 31	$11,419	$11,426
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$11,419	$11,426
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$292	$307
Non-current liabilities	$11,127	$11,119

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
The weighted average assumptions used are as follows:

	Year Ended December 31,
	2016	2015
Net periodic benefit cost:
SERP:
Discount rate	4.00%	3.75%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.00%	2.60%
Funded status and projected benefit obligation:
SERP:
Discount rate	4.00%	4.00%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.00%	2.60%
The discount rates used are based upon publicly listed indices for instruments with average maturities estimated to be consistent with the respective obligations.
A pension liability of $2.6 million and $2.8 million as of December 31, 2016 and 2015, respectively, has been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.
Benefits expected to be paid under the plans are approximately (in thousands):

2017	$292
2018	271
2019	267
2020	253
2021	9,113
Five years thereafter	1,048
$11,244
Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Service costs	$—	$156	$166
Interest costs	397	353	444
Net amortization and deferral	260	513	279
Settlement loss	—	—	163
Net periodic pension costs	$657	$1,022	$1,052
Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2017 are as follows (in thousands):

Year Ending December 31, 2017
Net loss	$155
Net prior service cost	—
$155

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.        Operating Segments and Related Information
Operating Segments
The Company has six reportable operating segments as follows:
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
OEM & Emerging Markets
The OEM & Emerging Markets segment develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The segment also develops and manufactures intelligent traffic monitoring and signal control systems as well as thermal imaging solutions for use by consumers in the smartphone and mobile devices markets.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue—External Customers:
Surveillance	$532,476	$503,045	$519,982
Instruments	336,141	347,476	354,124
Security	240,010	226,575	179,090
OEM & Emerging Markets	243,678	186,722	199,096
Maritime	185,726	177,948	192,636
Detection	124,136	115,301	85,726
	$1,662,167	$1,557,067	$1,530,654
Revenue—Intersegments:
Surveillance	$18,835	$10,761	$7,209
Instruments	4,343	9,951	1,793
Security	13,838	12,033	11,017
OEM & Emerging Markets	33,442	33,059	21,856
Maritime	3,450	2,108	2,936
Detection	31	—	95
Eliminations	(73,939)	(67,912)	(44,906)
	$—	$—	$—
Earnings (loss) from operations:
Surveillance	$144,906	$145,637	$127,222
Instruments	96,691	112,353	98,954
Security	10,172	28,140	24,871
OEM & Emerging Markets	59,686	41,065	50,249
Maritime	15,428	13,611	24,494
Detection	33,847	26,904	10,958
Other	(65,012)	(61,946)	(77,504)
	$295,718	$305,764	$259,244

	December 31,
	2016	2015
Segment assets (accounts receivable, net and inventories):
Surveillance	$283,324	$286,058
Instruments	114,681	130,135
Security	93,174	105,509
OEM & Emerging Markets	144,862	93,925
Maritime	61,494	73,506
Detection	25,856	30,057
	$723,391	$719,190

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)

	December 31,
	2016	2015
Segment goodwill:
Surveillance	$152,383	$120,145
Instruments	147,595	149,582
Security	102,983	101,955
OEM & Emerging Markets	252,647	69,973
Maritime	97,860	106,549
Detection	47,938	48,112
	$801,406	$596,316

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2016	2015 (as reclassified)	2014
United States	$903,582	$830,485	$783,685
Europe	338,805	338,886	350,118
Asia	195,913	175,616	164,633
Middle East/Africa	130,890	125,848	138,186
Canada/Latin America	92,977	86,232	94,032
	$1,662,167	$1,557,067	$1,530,654
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2016	2015
United States	$676,007	$666,759
Europe	673,767	383,501
Other foreign	60,032	13,197
	$1,409,806	$1,063,457
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2016	2015 (as reclassified)	2014
United States government	$416,341	$321,420	$310,431

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions
DVTEL Inc.
On November 30, 2015, the Company acquired 100% of the outstanding stock of DVTEL Inc. ("DVTEL"), a provider of software and hardware technologies for advanced video surveillance, for approximately $97.5 million in cash. At December 31, 2015, the Company initially reported net tangible assets of $12.1 million in the respective balance sheet accounts, $27.4 million of identified intangible assets, and $58.0 million of goodwill, which has been recorded within the Company's Security segment.
During the fourth quarter of 2016 the Company finalized the purchase price allocation, resulting in a $1.3 million decrease to tangible assets, $1.2 million decrease to net deferred taxes, and a corresponding $2.5 million increase in goodwill.
The allocation of the purchase price for DVETEL is as follows (in thousands):

Cash acquired	$5,015
Other tangible assets and liabilities, net	4,025
Net deferred taxes	582
Identifiable intangible assets	27,380
Goodwill	60,494
Total purchase price	$97,496
The Company made an election under Section 338 of the Internal Revenue Code of 1986, as amended, which resulted in tax-deductible goodwill related to the acquisition of DVTEL. The Company estimates that the tax-deductible goodwill and intangibles resulting from the election will be approximately $24.8 million, to be amortized for United States tax purposes over a 15-year period. The value of tax-deductible goodwill and intangibles differs from the amounts listed in the purchase price allocation above as the impact of the elections made under Section 338 only affects United States income taxes for the goodwill and intangibles that are owned by the Company's United States subsidiaries.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	7.5 years	$21,500
Customer relationships	10.0 years	3,800
In-process research and development	n/a	1,700
Other	1.0 year	380
		$27,380
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
Innovative Security Designs, LLC
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
Armasight, Inc.
On June 28, 2016, the Company acquired 100% of the outstanding stock of Armasight, Inc. ("Armasight"), a developer of sporting and military optics products, for approximately $43.5 million in cash. At June 30, 2016, the Company initially reported the $36.0 million excess of the purchase price over the preliminary net tangible assets acquired had been recorded in Other assets. During the third quarter of 2016 the Company performed a preliminary purchase price allocation which resulted in an allocation of $7.6 million to identifiable intangible assets and $31.1 million to goodwill which has been recorded in the Company's Surveillance segment.
During the fourth quarter of 2016 the Company finalized the purchase price allocation, resulting in the recording of a $0.9 million deferred tax asset, $2.8 million deferred tax liability, and a corresponding $1.9 million increase in goodwill. The $33.0 million of goodwill represents future economic benefits expected to arise from synergies from combining operations and the ability of Armasight to provide the Company domain knowledge and distribution channels in adjacent markets.
The allocation of the purchase price for Armasight is as follows (in thousands):

Cash acquired	$2,804
Other tangible assets and liabilities, net	1,925
Net deferred taxes	(1,855)
Identifiable intangible assets	7,600
Goodwill	32,994
Total purchase price	$43,468
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Customer relationships	4.0 years	5,200
Trade name	3.0 years	1,000
Trade Secrets	6.0 years	1,400
		$7,600
Acquisition-date identifiable intangible assets primarily consist of intangibles derived from customer relationships, trade names and trademarks, and trade secrets. Customer relationships represents Armasight's ability to consistently offer compelling products that appeal to consumer preferences which is the critical factor impacting the decisions of retailers to carry Armasight products. The trade name represents the value of the Armasight name within the outdoor and tactical weapons sight industry. The trade secrets represents the knowledge that is institutionalized within the employees and former shareholders of Armasight and their relationships with key suppliers.
Customer relationships were valued using the income approach and the lost income and multi-period excess earnings method. The trade name and trade secrets were valued using the income approach and the relief from royalty method.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions - (Continued)
Point Grey Research, Inc.
On November 4, 2016, the Company closed a transaction to acquire the assets of Point Grey Research Inc. (“Point Grey”), a global leader in the development of advanced visible imaging cameras and solutions that are used in industrial automation systems, medical diagnostic equipment, people counting systems, intelligent traffic systems, military and defense products, and advanced mapping systems, for approximately $259.2 million in cash, subject to customary post-closing adjustments. The Company has performed a preliminary purchase price allocation which resulted in an allocation of $39.8 million to identifiable intangible assets and 183.7 million to goodwill which has been recorded in the Company’s OEM & Emerging Markets segment.
The preliminary allocation of the purchase price for Point Grey is as follows (in thousands):

Cash acquired	$2,994
Other tangible assets and liabilities, net	35,127
Net deferred taxes	(2,438)
Identifiable intangible assets	39,800
Goodwill	183,678
Total purchase price	$259,161
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, and certain other tangible assets and liabilities. The preliminary goodwill of 183.7 million represents future economic benefits expected to arise from synergies from combining operations and the ability of Point Grey to provide the Company domain knowledge and distribution channels in adjacent markets.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	10.0 years	$23,100
Customer relationships	7.0 years	13,200
Backlog	1.0 year	2,300
Non-Competition Agreements	5.0 years	1,000
Other	n/a	200
		$39,800
Acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, customer relationships, backlog, and non-competition agreements. Developed technology represents the economic advantage of having certain technologies in place that lowers manufacturing and operating costs and drives higher margins. Customer relationships represents the relationships Point Grey has established in the OEM and people counting markets as of the date of the acquisition. Backlog represents “pre-sold” business at the date of acquisition, which provides positive earning streams post acquisition that exceed what is required to provide a return on the other assets employed. Non-competition agreements represent the economic benefit of having agreements with certain current and former employees and shareholders of Point Grey that restrict their ability to compete directly with the Company.
The developed technology was valued using the income approach and relief from royalty method. Customer relationships and backlog were valued using the income approach and multi-period excess earnings method. Non-competition agreements were valued using the income approach and the with-and-without method.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions - (Continued)
Prox Dynamics, AS
On November 30, 2016, the Company acquired 100% of the outstanding stock of Prox Dynamics AS. (“Prox Dynamics”), a leading developer and manufacturer of nano-class UAS for military and para-military intelligence, surveillance, and reconnaissance applications, for approximately $134.1 million in cash, subject to customary post-close adjustments. Tangible assets acquired, including accounts receivable and inventories, are included in the Consolidated Balance Sheet as of December 31, 2016 and are recorded in the Company’s Surveillance segment. The allocation of the purchase price to identifiable intangible assets and goodwill is subject to the final determination on the valuation of assets acquired and liabilities assumed. Accordingly, the excess purchase price of approximately $122.8 million has been recorded in Other assets as of December 31, 2016.
The acquisitions of DVTEL, ISD, Armasight, Point Grey, and Prox Dynamics are not significant as defined in Regulation S-X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

Note 19.	Shareholders’ Equity
On February 5, 2013, the Company’s Board of Directors authorized the repurchase of up to 25.0 million shares of the Company’s outstanding shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 6, 2015. On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 5, 2017. On February 8, 2017, the Company’s Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expires on February 8, 2019.
Under these authorizations, the Company has repurchased 2,132,000 shares for a total of $66.1 million, 4,169,000 shares for a total of $123.2 million and 4,243,000 shares for a total of $139.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.
During the year ended December 31, 2016, the Company paid dividends quarterly at the rate of $0.12 per share for a total of $65.9 million. During the year ended December 31, 2015, the Company paid dividends quarterly at the rate of $0.11 per share for a total of $61.4 million. During the year ended December 31, 2014, the Company paid dividends quarterly at the rate of $0.10 per share for a total of $56.5 million.

Note 20.	Restructuring Costs
During the years ended December 31, 2016, 2015 and 2014, the Company recorded net pre-tax restructuring expenses totaling $1.4 million, $1.4 million and $17.0 million, respectively. In 2013, the Company initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to the Company's larger facilities. The Company also consolidated its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas.
The Company recorded the restructuring expenses in the segments as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Surveillance	$107	$226	$5,232
Instruments	492	1,170	10,998
Security	—	—	—
OEM & Emerging	65	(22)	170
Maritime	—	—	(90)
Detection	—	(13)	544
Other	—	—	120
	$664	$1,361	$16,974
During the year ended December 31, 2016, the Company also incurred other immaterial restructuring charges representing severance costs associated with cost reduction initiatives executed in the second half of the year that were not related to the realignment plan initiated in 2013.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Restructuring Costs - (Continued)
Restructuring expenses were recorded in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$—	$—	$591
Restructuring expenses	664	1,361	16,383
	$664	$1,361	$16,974

The following table summarizes the activity by cost type (in thousands):

	Severance	Inventory write downs	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2013	$18,191	$—	$3,670	$21,861
2014 restructuring costs	11,860	590	4,524	16,974
Utilization	(19,110)	(590)	(6,709)	(26,409)
Balance, December 31, 2014	$10,941	$—	$1,485	$12,426
2015 restructuring expenses	924	—	437	1,361
Utilization	(8,409)	—	(1,601)	(10,010)
Balance, December 31, 2015	$3,456	$—	$321	$3,777
2016 restructuring expenses	642	—	22	664
Utilization	(2,257)	—	(343)	(2,600)
Balance, December 31, 2016	$1,841	$—	$—	$1,841

Note 21.	Subsequent Events
On February 8, 2017, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding shares of common stock in the open market or through privately negotiated transactions. The authorization will expire on February 8, 2019.
On February 9, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock, payable on March 10, 2017, to shareholders of record as of the close of business on February 24, 2017. The total cash payment of this dividend will be approximately $20.5 million.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2	Q3	Q4
2016
Revenue	$379,472	$402,729	$405,228	$474,738
Gross profit	177,690	183,322	191,376	214,733
Net earnings(1)(2)	1,125	45,368	58,633	61,500
Earnings per share:
Basic earnings per share	$0.01	$0.33	$0.43	$0.45
Diluted earnings per share	$0.01	$0.33	$0.43	$0.45

2015
Revenue	$344,517	$392,975	$381,928	$437,647
Gross profit	175,897	189,615	180,739	207,310
Net earnings(3)	47,910	50,500	73,072	70,204
Earnings per share:
Basic earnings per share	$0.34	$0.36	$0.52	$0.51
Diluted earnings per share	$0.34	$0.36	$0.52	$0.51
_______________

(1)
2016 Net earnings includes restructuring expenses of $0.2 million reported in the first quarter, $0.1 million reported in the second quarter, $0.9 million reported in the third quarter and $0.2 million reported in the fourth quarter.

(2)	Net earnings for the first quarter of 2016 includes as discrete tax charge for certain tax legislation in Belgium of $39.6 million.

(3)
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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company acquired Innovative Security Designs, LLC on June 6, 2016, Armasight, Inc. on June 28,2016, Point Grey Research, Inc. on November 4, 2016, and Prox Dynamics AS on November 30, 2016 (the Acquisitions). Management has excluded the Acquisitions from its assessment of internal control over financial reporting as of December 31, 2016. The Acquisitions assets constitute approximately 3.3% of the Company’s total assets as of December 31, 2016 and the Acquisitions revenues constitute approximately 2.1% of the Company’s revenues for fiscal 2016 covered by this report.
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of FLIR Systems, Inc.:
We have audited FLIR Systems, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FLIR Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FLIR Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
FLIR Systems, Inc. acquired Innovative Security Designs, LLC on June 6, 2016, Armasight, Inc. on June 28,2016, Point Grey Research, Inc. on November 4, 2016, and Prox Dynamics AS on November 30, 2016 (the Acquisitions) and management excluded the Acquisitions from its assessment of internal control over financial reporting as of December 31, 2016. The Acquisitions represent 3.3% of FLIR Systems Inc.'s total assets and 2.1% of FLIR Systems Inc.'s total revenues as reported in the consolidated financial statements as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of FLIR Systems, Inc. also excluded an evaluation of internal control over financial reporting of the Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLIR Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
February 24, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Audit Committee Report” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management” and “Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Appointment of the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are included in Item 8 above.
(a)(2) Financial Statement Schedules
No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.
(a)(3) Exhibits

Number	Description
2.1
Asset Purchase Agreement by and among FLIR Integrated Imaging Solutions, Inc., Point Grey Research Inc., FLIR Systems, Inc. and certain shareholders of Point Grey Research Inc., dated as of October 1, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 7, 2016).

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

3.3	Fourth Restated Bylaws of FLIR Systems, Inc., as amended through October 20, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 24, 2016).
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
4.6
Fourth Supplemental Indenture, dated June 10, 2016, by and between FLIR Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 10, 2016).

4.7	Form of 3.125% Note due June 15, 2021 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 10, 2016).
10.1	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended October 23, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2013).(1)
10.2	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)
10.3	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.4	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.5	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 20, 2009)(1)
10.6
Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010).(1)

10.7
Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders identified therein as of February 8, 2011 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 1, 2011).

10.8
First Amendment to Credit Agreement by and among FLIR Systems, Inc. and certain subsidiaries of FLIR Systems, Inc., as borrowers, Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders dated August 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011).

10.9
Joinder Agreement to the Credit Agreement by and among FLIR Commercial Systems, Inc., FLIR Government Systems, Inc and Bank of America, N.A. dated January 30, 2012 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 29, 2012).

10.10	FLIR Systems, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 18, 2011).(1)
10.11
Form of Stock Option Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.12
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

10.15
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

10.17	Annex I to Third Amendment to Credit Agreement dated as of April 5, 2013 (incorporated by reference to Exhibit 10.2 on the Quarterly Report on Form 10-Q/A filed on August 29, 2013).
10.18	Letter Agreement, dated as of April 26, 2013, by and between FLIR Systems, Inc. and Earl R. Lewis (incorporated by reference to the Current Report on Form 8-K filed on May 1, 2013).(1)
10.19
Amended and Restated Change of Control Agreement between FLIR Systems, Inc. and Andrew C. Teich dated as of November 6, 2013 (incorporated by reference to Exhibit 10.3 on the Quarterly Report on Form 10-Q filed on November 8, 2013).(1)

10.20	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014).(1)
10.21	FLIR Systems, Inc. 2012 Executive Bonus Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed on February 27, 2015).(1)
10.22
Joinder Agreement to the Credit Agreement by and between FLIR Surveillance, Inc. and Bank of America, N.A. dated December 31, 2014 (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed on February 27, 2015).

10.23
Fourth Amendment to Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems, Inc. party thereto, Bank of America, N.A. and the other lenders party thereto, dated as of October 27, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2015).

10.24	Executive Employment Agreement by and between FLIR Systems, Inc. and Amit Singhi, dated as of August 12, 2015 (incorporated by reference to the Current Report on Form 8-K filed on August 12, 2015).(1)
10.25	Change of Control Agreement by and between FLIR Systems, Inc. and Amit Singhi, dated as of August 12, 2015 (incorporated by reference to the Current Report on Form 8-K filed on August 12, 2015).(1)
10.26
Amended and Restated Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems Inc. party thereto, Bank of America N.A. and the other lenders party thereto, dated as of May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 3, 2016).

10.27
Underwriting Agreement by and among FLIR Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 3, 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2017.

FLIR SYSTEMS, INC.
(Registrant)

By:	/S/ AMIT SINGHI
Amit Singhi Sr. Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2017.

Signature	Title
/S/ ANDREW C. TEICH	President, Chief Executive Officer and Director
Andrew C. Teich

/S/ AMIT SINGHI	Sr. Vice President, Finance and Chief Financial Officer
Amit Singhi	(Principal Financial Officer)

/S/ BRIAN E. HARDING	Vice President and Corporate Controller
Brian E. Harding	(Principal Accounting Officer)

/S/ EARL R. LEWIS	Chairman of the Board of Directors
Earl R. Lewis

/S/ JOHN D. CARTER	Director
John D. Carter

/S/ WILLIAM W. CROUCH	Director
William W. Crouch

/S/ CATHERINE A. HALLIGAN	Director
Catherine A. Halligan

/S/ ANGUS L. MACDONALD	Director
Angus L. Macdonald

/S/ MICHAEL T. SMITH	Director
Michael T. Smith

/S/ CATHY A. STAUFFER	Director
Cathy A. Stauffer

/S/ JOHN W. WOOD, JR.	Director
John W. Wood, Jr.

/S/ STEVEN E. WYNNE	Director
Steven E. Wynne