Form 10-Q
period 2017-03-31
FLIR SYSTEMS INC
filed 2017-05-03
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
______________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of April 28, 2017, there were 136,455,705 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$406,814	$379,472
Cost of goods sold	215,493	201,782
Gross profit	191,321	177,690
Operating expenses:
Research and development	41,983	37,280
Selling, general and administrative	90,252	83,033
Total operating expenses	132,235	120,313
Earnings from operations	59,086	57,377
Interest expense	4,453	3,447
Interest income	(271)	(260)
Other income, net	(660)	(1,430)
Earnings before income taxes	55,564	55,620
Income tax provision	12,993	54,495
Net earnings	$42,571	$1,125

Net earnings per share:
Basic	$0.31	$0.01
Diluted	$0.31	$0.01

Weighted average shares outstanding:
Basic	136,359	137,496
Diluted	138,239	138,779

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net earnings	$42,571	$1,125
Other comprehensive income (loss), net of tax:
Fair value adjustment on interest rate swap contracts	187	(669)
Unrealized gain on available-for-sale investments	(1)	—
Foreign currency translation adjustments	13,202	23,361
Total other comprehensive income	13,388	22,692
Comprehensive income	$55,959	$23,817

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$397,436	$361,349
Accounts receivable, net	308,740	352,020
Inventories	386,058	371,371
Prepaid expenses and other current assets	83,926	79,917
Total current assets	1,176,160	1,164,657
Property and equipment, net	272,857	271,785
Deferred income taxes, net	45,321	45,243
Goodwill	896,436	801,406
Intangible assets, net	193,099	168,460
Other assets	46,522	168,155
Total assets	$2,630,395	$2,619,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,013	$114,225
Deferred revenue	33,989	34,420
Accrued payroll and related liabilities	51,140	52,874
Accrued product warranties	16,642	17,476
Advance payments from customers	26,830	26,019
Accrued expenses	28,886	34,022
Accrued income taxes	48,497	51,017
Other current liabilities	10,178	16,659
Current portion, long-term debt	15,000	15,000
Total current liabilities	341,175	361,712
Long-term debt	494,737	501,921
Deferred income taxes	2,479	2,331
Accrued income taxes	9,654	9,643
Pension and other long-term liabilities	62,781	65,773
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 136,438 and 136,334 shares issued at March 31, 2017, and December 31, 2016, respectively, and additional paid-in capital	17,879	12,139
Retained earnings	1,854,253	1,832,138
Accumulated other comprehensive loss	(152,563)	(165,951)
Total shareholders’ equity	1,719,569	1,678,326
Total liabilities and shareholders' equity	$2,630,395	$2,619,706

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$42,571	$1,125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,031	13,939
Deferred income taxes	192	(227)
Stock-based compensation arrangements	6,246	6,088
Other, net	(3,742)	5,807
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	44,845	28,845
Inventories	(12,789)	(2,090)
Prepaid expenses	(2,437)	(3,675)
Other assets	9,633	(4,542)
Accounts payable	(4,463)	(33,669)
Deferred revenue	(501)	1,354
Accrued payroll and other liabilities	(14,236)	(22,877)
Accrued income taxes	(4,115)	57,188
Pension & other long term liabilities	(3,108)	(1,320)
Net cash provided by operating activities	75,127	45,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(13,621)	(9,992)
Proceeds from sale of assets	27	4,875
Net cash used by investing activities	(13,594)	(5,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(7,500)	(3,750)
Dividends paid	(20,456)	(16,507)
Proceeds from shares issued pursuant to stock-based compensation plans	1,002	3,989
Tax paid for net share exercises and issuance of vested restricted stock units	(1,843)	(28)
Other financing activities	(1)	3
Net cash used by financing activities	(28,798)	(16,293)
Effect of exchange rate changes on cash	3,352	13,292
Net increase in cash and cash equivalents	36,087	37,828
Cash and cash equivalents, beginning of year	361,349	472,785
Cash and cash equivalents, end of year	$397,436	$510,613

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The accompanying consolidated financial statements include the accounts of FLIR Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2017.
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $0.8 million of excess tax benefits from stock-based compensation as a discrete item in income tax provision for the three months ended March 31, 2017. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, the Company elected to apply the change retrospectively to the Consolidated Statement of Cash Flows which resulted in a reclassification of excess tax benefits from stock-based compensation of $1.0 million from cash flows from financing activities to cash flows from operating activities for the three months ended March 31, 2016. Additionally, less than $0.1 million cash paid to satisfy withholding requirements for net settlement of restricted stock unit shares vested and stock options exercised has been reclassified from cash flows from operating activities to cash flows from financing activities to conform to the presentation required by the new standard in the Consolidated Statement of Cash Flows for the three months ended March 31, 2016. ASU 2016-09 also requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change resulted in an increase in diluted weighted average shares outstanding of 229,000 shares for the three months ended March 31, 2017. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.
Reclassifications
The Company made certain reclassifications to the prior years' financial statements and notes to the consolidated financial statements to conform them to the presentation as of and for the three months ended March 31, 2017. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and non-vested stock awards (referred to as restricted stock unit awards) granted under two plans: the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company has discontinued issuing awards out of the 2002 Plan but previously granted awards under the 2002 Plan remain outstanding.
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three-year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three-year period. Performance-based restricted stock unit awards may be earned based upon the Company's return on invested capital over a three-year period. Shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
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
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$400	$615
Research and development	1,177	1,181
Selling, general and administrative	4,669	4,292
Stock-based compensation expense before income taxes	$6,246	$6,088
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	March 31,
	2017	2016
Capitalized in inventory	$902	$790
As of March 31, 2017, the Company had approximately $35.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 1.80 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$42,571	$1,125
Denominator for earnings per share:
Weighted average number of common shares outstanding	136,359	137,496
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,880	1,283
Diluted shares outstanding	138,239	138,779

The effect of stock-based compensation awards for the three months ended March 31, 2017 and 2016 that aggregated 18,000 and 271,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

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
The Company had $70.8 million and $8.3 million of cash equivalents at March 31, 2017 and December 31, 2016, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s forward currency contracts and interest rate swap contracts as of March 31, 2017 and 2016 are disclosed in Note 5, "Derivative Financial Instruments," and based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," is approximately $428.0 million based upon Level 2 inputs at March 31, 2017. The fair value of the Company's credit agreements and borrowings, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from cash settlement of the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other income, net for the three months ended March 31, 2017 and 2016 were a loss of $4.3 million and gain of $7.0 million, respectively.

The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	March 31,	December 31,
	2017	2016
European euro	$179,979	$156,352
Swedish kroner	80,790	48,555
Canadian dollar	55,044	15,645
British pound sterling	21,255	33,862
Brazilian real	8,102	2,747
Japanese yen	2,896	3,251
Australian dollar	2,034	1,653
Other	271	—
	$350,371	$262,065
At March 31, 2017, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amount of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$636	$1,585	$2,369	$75
Interest Rate Swap Contracts
At March 31, 2017, the effective interest rate on the borrowings made from the Company's revolving credit facility was 2.37 percent. As of March 31, 2017, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$45.0	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$45.0	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $0.7 million, of which $0.2 million has been recorded to prepaid expenses and other current assets and $0.5 million has been recorded to other assets in the Consolidated Balance Sheet as of March 31, 2017.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $6.3 million and $6.5 million at March 31, 2017 and December 31, 2016, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw material and subassemblies	$204,730	$200,640
Work-in-progress	54,934	43,430
Finished goods	126,394	127,301
	$386,058	$371,371

Note 8.        Property and Equipment
Property and equipment are net of accumulated depreciation of $284.9 million and $275.1 million at March 31, 2017 and December 31, 2016, respectively.

Note 9.	Goodwill
The carrying value of goodwill and the activity for the three months ended March 31, 2017 are as follows (in thousands):

Balance, December 31, 2016	$801,406
Goodwill from acquisitions	91,945
Currency translation adjustments and other	3,085
Balance, March 31, 2017	$896,436

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at March 31, 2017.

See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information on the addition of goodwill from acquisitions.

Note 10.        Intangible Assets
Intangible assets are net of accumulated amortization of $85.2 million and $77.8 million at March 31, 2017 and December 31, 2016, respectively.

Note 11.	Credit Agreement
On February 8, 2011, the Company entered into a credit agreement with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement") which provides for a $500 million revolving line of credit. At March 31, 2017, the Company had $90 million outstanding under its revolving credit facility pursuant to the Credit Agreement and had $16.5 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement to $393.5 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2017	2016
Accrued product warranties, beginning of period	$20,845	$16,514
Amounts paid for warranty services	(4,629)	(4,139)
Warranty provisions for products sold	3,709	4,734
Business acquisition	—	40
Currency translation adjustments and other	46	78
Accrued product warranties, end of period	$19,971	$17,227

Current accrued product warranties, end of period	$16,642	$14,676
Long-term accrued product warranties, end of period	$3,329	$2,551

Note 13.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Unsecured notes	$425,000	$425,000
Credit Agreement	90,000	97,500
Unamortized discounts and issuance costs of unsecured notes	(5,263)	(5,579)
	$509,737	$516,921
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$494,737	$501,921

In June 2016, the Company issued $425 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the principal amount of the notes issued in August 2011 and outstanding in July 2016 and are being used for other general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
On May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrues at the one-month LIBOR rate plus the applicable margin for the amount outstanding and is paid monthly in arrears. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the revolving credit facility at March 31, 2017.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2017 (in thousands):

Common stock and additional paid-in capital, December 31, 2016	$12,139
Common stock issued pursuant to stock-based compensation plans, net	(841)
Stock-based compensation	6,581
Common stock and additional paid-in capital, March 31, 2017	$17,879
On March 10, 2017, the Company paid a dividend of $0.15 per share on its outstanding common stock to the shareholders of record as of the close of business on February 24, 2017. The total cash payments for dividends during the three months ended March 31, 2017 were $20.5 million.

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

Note 16.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended March 31,
	2017	2016
Income tax provision	$12,993	$54,495
Effective tax rate	23.4%	98.0%

The effective tax rate for the three months ended March 31, 2017 is lower than the US Federal tax rate of 35 percent mainly due to the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.

As of March 31, 2017, the Company had approximately $53.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $40.2 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Income Taxes - (Continued)
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2017, the Company had $2.3 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2013 - 2015
State of California	2013 - 2015
State of Massachusetts	2013 - 2015
State of Oregon	2013 - 2015
Sweden	2012 - 2015
United Kingdom	2012 - 2015
Belgium	2011 - 2015

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

The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, evaluates each of its segment’s performance and allocates resources based on revenue and segment operating income. Intersegment revenues are recorded at cost and are eliminated in consolidation. The Company and each of its segments employ consistent accounting policies.
The following tables present revenue, operating income, and assets for the six segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expense, excluding general corporate expenses, acquisition costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, restructuring charges and executive transition costs. Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation are managed on a Company-wide basis.
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue—External Customers:
Surveillance	$118,729	$124,151
Instruments	77,855	79,418
Security	45,078	47,061
OEM & Emerging Markets	84,765	47,845
Maritime	48,550	51,720
Detection	31,837	29,277
	$406,814	$379,472
Revenue—Intersegments:
Surveillance	$4,756	$4,224
Instruments	5,790	1,575
Security	3,126	2,473
OEM & Emerging Markets	9,170	8,176
Maritime	677	615
Detection	—	—
Eliminations	(23,519)	(17,063)
	$—	$—
Segment operating income:
Surveillance	$26,365	$35,865
Instruments	21,146	19,981
Security	315	(2,169)
OEM & Emerging Markets	24,357	10,686
Maritime	5,205	5,806
Detection	8,737	8,237
	$86,125	$78,406

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.	Operating Segments and Related Information—(Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Consolidated segment operating income	$86,125	$78,406
Unallocated corporate expenses	(18,223)	(16,624)
Amortization of purchased intangible assets	(6,736)	(4,207)
Amortization of acquisition-related inventory step-up	(1,992)	—
Restructuring charges	(88)	(198)
Consolidated earnings from operations	$59,086	$57,377
Interest and non-operating expense, net	(3,522)	(1,757)
Consolidated earnings before income taxes	$55,564	$55,620
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

	March 31,	December 31,
	2017	2016
Segment assets (accounts receivable, net and inventories):
Surveillance	$269,646	$283,324
Instruments	111,800	114,681
Security	76,976	93,174
OEM & Emerging Markets	139,791	144,862
Maritime	73,619	61,494
Detection	22,966	25,856
	$694,798	$723,391

	March 31,	December 31,
	2017	2016
Segment goodwill:
Surveillance	$244,433	$152,383
Instruments	148,538	147,595
Security	103,844	102,983
OEM & Emerging Markets	253,074	252,647
Maritime	98,596	97,860
Detection	47,951	47,938
	$896,436	$801,406

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.	Operating Segments and Related Information—(Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$221,832	$194,283
Europe	83,271	84,410
Asia	53,924	43,825
Middle East/Africa	25,142	27,712
Canada/Latin America	22,645	29,242
	$406,814	$379,472
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31,	December 31,
	2017	2016 (as reclassified)
United States	$686,546	$676,007
Europe	480,653	490,089
Other foreign	241,715	243,710
	$1,408,914	$1,409,806
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States government	$116,235	$85,636

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions
Point Grey Research, Inc.
On November 4, 2016, the Company closed a transaction to acquire the assets of Point Grey Research Inc. (“Point Grey”), a global leader in the development of advanced visible imaging cameras and solutions that are used in industrial automation systems, medical diagnostic equipment, people counting systems, intelligent traffic systems, military and defense products, and advanced mapping systems, for approximately $259.2 million in cash, subject to customary post-closing adjustments. The Company has performed a preliminary purchase price allocation which resulted in an allocation of $39.8 million to identifiable intangible assets and $183.7 million to goodwill which has been recorded in the Company’s OEM & Emerging Markets segment.
The preliminary allocation of the purchase price for Point Grey is as follows (in thousands):

Cash acquired	$2,994
Other tangible assets and liabilities, net	35,127
Net deferred taxes	(2,438)
Identifiable intangible assets	39,800
Goodwill	183,678
Total purchase price	$259,161
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, and certain other tangible assets and liabilities. The preliminary goodwill of $183.7 million represents future economic benefits expected to arise from synergies from combining operations and the ability of Point Grey to provide the Company domain knowledge and distribution channels in adjacent markets.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	10 years	$23,100
Customer relationships	7 years	13,200
Backlog	1 year	2,300
Non-Competition Agreements	5 years	1,000
Other	n/a	200
		$39,800
Acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, customer relationships, backlog, and non-competition agreements. Developed technology represents the economic advantage of having certain technologies in place that lower manufacturing and operating costs and drive higher margins. Customer relationships represents the relationships Point Grey has established in the OEM and people counting markets as of the date of the acquisition. Backlog represents “pre-sold” business at the date of acquisition, which provides positive earning streams post acquisition that exceed what is required to provide a return on the other assets employed. Non-competition agreements represent the economic benefit of having agreements with certain current and former employees and shareholders of Point Grey that restrict their ability to compete directly with the Company.
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
Prox Dynamics, AS
On November 30, 2016, the Company acquired 100% of the outstanding stock of Prox Dynamics AS (“Prox Dynamics”), a leading developer and manufacturer of nano-class unmanned aircraft systems ("UAS") for military and para-military intelligence, surveillance, and reconnaissance applications, for approximately $134.1 million in cash, subject to customary post-close adjustments. At December 31, 2016, the Company reported the net tangible assets of $11.3 million in the respective balance sheet accounts and the excess purchase price of $122.8 million in other long-term assets.
During the three months ended March 31, 2017, the Company performed a preliminary purchase price allocation which resulted in an allocation of $31.4 million of identifiable intangible assets and $91.9 million of goodwill in conjunction with the Prox Dynamics acquisition, which has been recorded in the Company’s Surveillance business segment.
The preliminary allocation of the purchase price for Prox Dynamics is as follows (in thousands):

Cash acquired	$11,706
Other tangible assets and liabilities, net	(900)
Identifiable intangible assets	31,400
Goodwill	91,882
Total purchase price	$134,088
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, income taxes (including unrecognized tax benefits), and certain other tangible assets and liabilities. The preliminary goodwill of $91.9 million represents future economic benefits expected to arise from synergies from combining operations the ability of Prox Dynamics to provide the Company domain knowledge and distribution channels in adjacent markets.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	8 years	$23,400
Customer relationships	7 years	3,500
Patents	8 years	3,100
Trade name	8 years	1,400
		$31,400
Acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, customer relationships, patents, and trade name. Developed technology and patents represent the economic advantage of having certain technologies in place that lower manufacturing and operating costs and drive higher margins. Customer relationships represents the relationships Prox Dynamics has established in the military and defense ministries of countries throughout the world. Trade name represents the "Black Hornet" name, which is well recognized within the industry and is known as a leading product within the nano-class UAS segment.
The developed technology and customer relationships were valued using the income approach and multi-period excess earnings method. Patents and trade name were valued using the income approach and relief from royalty method.
The acquisitions of Point Grey and Prox Dynamics are not significant as defined in Regulation S-X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Subsequent Events
On April 20, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock, payable on June 9, 2017, to shareholders of record as of the close of business on May 26, 2017. The total cash payment of this dividend will be approximately $20.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” section of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2016, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry, economic and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Consolidated Operating Results
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
Revenue. Consolidated revenue for the three months ended March 31, 2017 increased by 7.2 percent year over year, from $379.5 million in the first quarter of 2016 to $406.8 million in the first quarter of 2017. Increases in revenues for the three month period in our OEM & Emerging Markets and Detection segments were partially offset by declines in revenues in our Surveillance, Maritime, Security and Instruments segments.
The timing of orders, scheduling of backlog and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2017 to be higher than 2016 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 45.5 percent and 48.8 percent of total revenue for the quarters ended March 31, 2017 and 2016, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2017 was $215.5 million, compared to cost of goods sold for the three months ended March 31, 2016 of $201.8 million. The year over year increase in cost of goods sold is primarily related to higher revenues in 2017.

Gross profit. Gross profit for the quarter ended March 31, 2017 was $191.3 million compared to $177.7 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, increased from 46.8 percent in the first quarter of 2016 to 47.0 percent in the first quarter of 2017. The increase in gross margin for the three-month period was primarily due to the acquisitions, improved manufacturing variances and off-standard costs, and product mix, partially offset by changes in currency exchange rates, particularly in our Instruments and Maritime segments.
Research and development expenses. Research and development expenses for the first quarter of 2017 totaled $42.0 million, compared to $37.3 million in the first quarter of 2016. Research and development expenses as a percentage of revenue were 10.3 percent for the three months ended March 31, 2017 and 9.8 percent for the three months ended March 31, 2016. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are more indicative of our commitment to research and development. Over the past five annual periods through December 31, 2016, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general and administrative expenses. Selling, general and administrative expenses were $90.3 million and $83.0 million for the quarters ended March 31, 2017 and 2016, respectively. The increase in selling, general and administrative expenses year over year for the three month period was primarily related to the inclusion of selling, general and administrative expenses of companies acquired in the last 12 months. Selling, general and administrative expenses as a percentage of revenue were 22.2 percent and 21.9 percent for the quarters ended March 31, 2017 and 2016, respectively. Over the past five annual periods through December 31, 2016, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.7 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Interest expense. Interest expense for the first three months of 2017 was $4.5 million, compared to $3.4 million for the same period of 2016. Interest expense in 2017 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and amounts drawn under our credit facility. Interest expense in 2016 was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. Our income tax provision of $13.0 million for the three months ended March 31, 2017 represents an effective tax rate of 23.4 percent. This compares favorably to our income tax provision of $54.5 million for the three months ended March 31, 2016, which represented an effective tax rate of 98.0 percent and included discrete tax charges totaling $40.0 million, primarily related to the European Commission’s decision regarding certain tax legislation in Belgium impacting one of our international subsidiaries. The effective tax rate for the three months ended March 31, 2017 is lower than the US Federal tax rate of 35 percent mainly due to the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits and discrete adjustments.
On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of March 31, 2017. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Revenue	$118.7	$124.2
Earnings from operations	26.4	35.9
Operating margin	22.2%	28.9%
Backlog	320	314
Surveillance revenue for the three months ended March 31, 2017 decreased by 4.4 percent compared to the same period of 2016. The decrease in revenue was primarily due to the completion of a large international government contract in the prior year and a US government contracting delay in the current quarter. This was partially offset by revenue from the acquisitions of Armasight in June 2016 and Prox Dynamics in November 2016. Earnings from operations for the three month period declined year over year primarily due to a decrease in revenues, as noted above, and higher operating expenses, due to the acquisitions of Armasight and Prox Dynamics.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Revenue	$77.9	$79.4
Earnings from operations	21.1	20.0
Operating margin	27.2%	25.2%
Backlog	30	27
Instruments segment revenue for the three months ended March 31, 2017 decreased by 2.0 percent compared to the same period of 2016. The decrease in revenue was primarily related to a decline in sales for our building and predictive maintenance and Extech product lines, partially offset by an increase in sales from fire products. The increase in earnings from operations for the three months ended March 31, 2017, compared to the same period of 2016, was primarily due to reduced operating expenses related to cost containment initiatives implemented in 2016, as well as improved gross margins.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Revenue	$45.1	$47.1
Earnings from operations	0.3	(2.2)
Operating margin	0.7%	(4.6)%
Backlog	23	15
Security segment revenue for the three months ended March 31, 2017 decreased by 4.2 percent compared to the same period of 2016. The decrease in revenue was primarily due to a reduction in sales for consumer-grade security products. The increase in earnings from operations for the three months ended March 31, 2017, compared to the same period of 2016, was primarily due to reduced operating expenses related to cost reduction initiatives implemented in the second half of 2016, as well as improved gross margins.
OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Revenue	$84.8	$47.8
Earnings from operations	24.4	10.7
Operating margin	28.7%	22.3%
Backlog	141	134
OEM & Emerging Markets segment revenue for the three months ended March 31, 2017 increased by 77.2 percent compared to the same period of 2016. The increase in revenue was primarily due to the acquisition of Point Grey in November 2016 as well as higher deliveries of cores and components, including continued growth in our Lepton microbolometer core sales. The increase in earnings from operations for the three months ended March 31, 2017, compared to the same period of 2016, was primarily due to higher revenues.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Revenue	$48.6	$51.7
Earnings from operations	5.2	5.8
Operating margin	10.7%	11.2%
Backlog	20	26

Maritime segment revenue for the three months ended March 31, 2017 decreased by 6.1 percent compared to the same period of 2016. The decrease in revenue is primarily due to a decrease in the Americas and Middle East and Africa regions. On a product basis, there was a decrease in sales of multifunction navigation displays and thermal cameras. The decrease in earnings from operations is primarily due to the decrease in revenues. Revenues and earnings from operations were also negatively impacted by foreign exchange rate changes in European currencies.
Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Revenue	$31.8	$29.3
Earnings from operations	8.7	8.2
Operating margin	27.4%	28.1%
Backlog	74	97
Detection segment revenue for the three months ended March 31, 2017 increased by 8.7 percent compared to same period of 2016. The increase in revenue was primarily due to increased shipments from our chemical, biological, radiological, nuclear, and explosives ("CBRNE") threat response systems to United States government customers and an increase in shipments of our identiFINDER products within the radiation detection product line. This was partially offset by a decrease in sales in our chemical and biological detection product line. The increase in earnings from operations is primarily due to the increase in revenues.

Liquidity and Capital Resources
At March 31, 2017, we had a total of $397.4 million in cash and cash equivalents, $116.7 million of which was in the United States and $280.7 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2016 of $361.3 million, of which $98.3 million was in the United States and $263.0 million at our foreign subsidiaries. The increase in cash and cash equivalents during the three months ended March 31, 2017 was primarily due to cash provided from operations of $75.1 million, partially offset by capital expenditures of $13.6 million and dividend payments of $20.5 million.
Cash provided by operating activities during the three months ended March 31, 2017 totaled $75.1 million, which primarily consisted of net earnings, adjusted for non-cash charges for depreciation and amortization, stock-based compensation and other non-cash items and improved use of working capital.
Cash used for investing activities for the three months ended March 31, 2017 totaled $13.6 million, which primarily consisted of capital expenditures in the ordinary course of business.
Cash used by financing activities for the three months ended March 31, 2017 totaled $28.8 million, which primarily consisted of the payment of dividends and the quarterly term loan principal payment.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads and ignoring the effects of hedging, the one-month Eurocurrency-based borrowing rate was 2.357 percent per annum and the prime lending-based borrowing rate was 4.375 percent per annum at March 31, 2017. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at March 31, 2017. The credit facilities available under the Credit Agreement are unsecured.
On May 31, 2016, we drew down $105 million under the revolving credit facility and repaid the term loan facility in full. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the revolving credit facility. The effective interest rate paid for the revolving credit facility is equal to the median fixed rate in the swap agreements plus the credit spread then in effect. At March 31, 2017, the effective interest rate on the revolving credit facility was 2.37 percent. Principal payments of $3.75 million, at our option, will continue to be made in quarterly installments through December 31, 2018 with the final maturity payment including any accrued interest due on April 5, 2019.
In June 2016, we issued $425 million aggregate principal amount of our 3.125 percent senior unsecured notes due June 15, 2021 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the Notes were used to repay our 3.75 percent senior unsecured notes that were due September 1, 2016 and are being used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions and repurchases of our common stock.
At March 31, 2017, we had $90.0 million outstanding under the Credit Agreement and the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. We had $16.5 million of letters of credit outstanding under the Credit Agreement at March 31, 2017, which reduced the total available revolving credit under the Credit Agreement.

On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of March 31, 2017, an aggregate of 6.3 million shares had been repurchased under this authorization, which expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019.
United States income taxes have not been provided for accumulated earnings of certain subsidiaries outside of the United States as we currently intend to reinvest the earnings in operations and other activities outside the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay United States income taxes, thereby reducing the amount of our cash.
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

Off-Balance Sheet Arrangements
As of March 31, 2017, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and the Company currently intends to adopt ASU 2016-02 on January 1, 2019. The Company is assessing the impact ASU 2016-02 will have on its consolidated financial statements and expects that the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The amendments in this update eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a modified retrospective transition basis. Early adoption is permitted. The Company currently intends to adopt ASU 2016-16 on January 1, 2018 and is currently evaluating the potential impact of adopting the provisions of ASU 2016-16.
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

In January 2017, the FASB issued Accounting Standards Updated No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in ASU 2017-04 are to be applied on a prospective basis and are not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates
The Company reaffirms the critical accounting policies and its use of estimates as reported in its Form 10-K for the fiscal year ended December 31, 2016, as described in Note 1, "Nature of Business and Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2016.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended March 31, 2017.

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

As of March 31, 2017, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies,” and Note 16, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

ITEM 1A.    RISK FACTORS

There has been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

FLIR SYSTEMS, INC.

Date May 3, 2017	/s/ AMIT SINGHI
Amit Singhi
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)