Form 10-Q
period 2017-06-30
FLIR SYSTEMS INC
filed 2017-07-28
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of July 19, 2017, there were 137,195,504 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$434,124	$402,729	$840,938	$782,201
Cost of goods sold	227,392	219,407	442,885	421,189
Gross profit	206,732	183,322	398,053	361,012
Operating expenses:
Research and development	43,046	38,208	85,029	75,488
Selling, general and administrative	97,056	79,902	187,308	162,935
Total operating expenses	140,102	118,110	272,337	238,423
Earnings from operations	66,630	65,212	125,716	122,589
Interest expense	4,472	4,360	8,925	7,807
Interest income	(355)	(328)	(626)	(588)
Other (income) expense, net	(1,027)	1,327	(1,687)	(103)
Earnings before income taxes	63,540	59,853	119,104	115,473
Income tax provision	12,127	14,485	25,120	68,980
Net earnings	$51,413	$45,368	$93,984	$46,493

Net earnings per share:
Basic	$0.38	$0.33	$0.69	$0.34
Diluted	$0.37	$0.33	$0.68	$0.33

Weighted average shares outstanding:
Basic	136,865	137,861	136,613	137,686
Diluted	138,449	138,993	138,266	138,832

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$51,413	$45,368	$93,984	$46,493
Other comprehensive income (loss), net of tax:
Fair value adjustment on interest rate swap contracts	—	(196)	187	(865)
Unrealized gain on available-for-sale investments	—	—	(1)	—
Foreign currency translation adjustments	22,593	(24,888)	35,795	(1,526)
Total other comprehensive income	22,593	(25,084)	35,981	(2,391)
Comprehensive income	$74,006	$20,284	$129,965	$44,102

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$403,591	$361,349
Accounts receivable, net	332,009	352,020
Inventories	405,328	371,371
Prepaid expenses and other current assets	83,175	79,917
Total current assets	1,224,103	1,164,657
Property and equipment, net	272,391	271,785
Deferred income taxes, net	48,821	45,243
Goodwill	920,364	801,406
Intangible assets, net	190,058	168,460
Other assets	47,767	168,155
Total assets	$2,703,504	$2,619,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,957	$114,225
Deferred revenue	31,385	34,420
Accrued payroll and related liabilities	54,820	52,874
Accrued product warranties	16,262	17,476
Advance payments from customers	30,818	26,019
Accrued expenses	39,359	34,022
Accrued income taxes	36,573	51,017
Other current liabilities	11,450	16,659
Current portion, long-term debt	15,000	15,000
Total current liabilities	349,624	361,712
Long-term debt	491,303	501,921
Deferred income taxes	14,020	2,331
Accrued income taxes	9,773	9,643
Pension and other long-term liabilities	58,153	65,773
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 137,142 and 136,334 shares issued at June 30, 2017, and December 31, 2016, respectively, and additional paid-in capital	25,492	12,139
Retained earnings	1,885,109	1,832,138
Accumulated other comprehensive loss	(129,970)	(165,951)
Total shareholders’ equity	1,780,631	1,678,326
Total liabilities and shareholders' equity	$2,703,504	$2,619,706

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$93,984	$46,493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,008	27,778
Deferred income taxes	(150)	(372)
Stock-based compensation arrangements	14,854	14,381
Other, net	(19,211)	15,451
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	24,525	50,711
Inventories	(26,935)	14,995
Prepaid expenses	(3,108)	(1,634)
Other assets	15,322	(8,613)
Accounts payable	(1,937)	(44,165)
Deferred revenue	(3,304)	(1,052)
Accrued payroll and other liabilities	2,938	(28,918)
Accrued income taxes	(18,642)	48,196
Pension and other long-term liabilities	(8,090)	565
Net cash provided by operating activities	105,254	133,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(23,653)	(20,876)
Proceeds from sale of assets	2,885	4,875
Business acquisitions, net of cash acquired	—	(42,445)
Net cash used by investing activities	(20,768)	(58,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	525,766
Repayment of long-term debt	(11,250)	(112,500)
Repurchase of common stock	—	(29,747)
Dividends paid	(41,013)	(33,090)
Proceeds from shares issued pursuant to stock-based compensation plans	7,035	6,541
Tax paid for net share exercises and issuance of vested restricted stock units	(9,022)	(5,616)
Other financing activities	(4)	10
Net cash (used) provided by financing activities	(54,254)	351,364
Effect of exchange rate changes on cash	12,010	3,660
Net increase in cash and cash equivalents	42,242	430,394
Cash and cash equivalents, beginning of year	361,349	472,785
Cash and cash equivalents, end of year	$403,591	$903,179

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
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $2.9 million and $3.7 million of excess tax benefits from stock-based compensation as a discrete item in income tax provision for the three and six months ended June 30, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, the Company elected to apply the change retrospectively to the Consolidated Statement of Cash Flows which resulted in a reclassification of excess tax benefits from stock-based compensation of $1.6 million from cash flows from financing activities to cash flows from operating activities for the six months ended June 30, 2016. Additionally, $5.6 million paid in cash to satisfy withholding requirements for net settlement of restricted stock unit shares vested and stock options exercised has been reclassified from cash flows from operating activities to cash flows from financing activities to conform to the presentation required by the new standard in the Consolidated Statement of Cash Flows for the six months ended June 30, 2016. ASU 2016-09 also requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change resulted in an increase in diluted weighted average shares outstanding of 179,000 shares and 195,000 shares for the three and six months ended June 30, 2017, respectively. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.
Reclassifications
The Company made certain reclassifications to the prior years' financial statements and notes to the consolidated financial statements to conform them to the presentation as of and for the three and six months ended June 30, 2017. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.

Note 2.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and non-vested stock awards (referred to as restricted stock unit awards) granted under two plans: the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company has discontinued issuing awards out of the 2002 Plan but previously-granted awards under the 2002 Plan remain outstanding.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Stock-based Compensation - (Continued)
Stock Incentive Plans - (Continued)
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three-year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three-year period. Performance-based restricted stock unit awards may be earned based upon certain profitability metrics as approved by the compensation committee of the Company's board of directors, including return on invested capital or income from operations over the relevant three-year periods. Shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must generally be held by the participant for a period of one year from the vest date.
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
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$631	$855	$1,032	$1,470
Research and development	1,299	1,233	2,476	2,414
Selling, general and administrative	6,678	6,205	11,346	10,497
Stock-based compensation expense before income taxes	$8,608	$8,293	$14,854	$14,381
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	June 30,
	2017	2016
Capitalized in inventory	$1,053	$685
As of June 30, 2017, the Company had approximately $62.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.29 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$51,413	$45,368	$93,984	$46,493
Denominator for earnings per share:
Weighted average number of common shares outstanding	136,865	137,861	136,613	137,686
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,584	1,132	1,653	1,146
Diluted shares outstanding	138,449	138,993	138,266	138,832

The effect of stock-based compensation awards for the three and six months ended June 30, 2017, which in aggregate consisted of 162,000 and 265,000 shares, respectively; and for the three and six months ended June 30, 2016, which in the aggregate consisted of 295,000 and 440,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 4.	Fair Value of Financial Instruments
Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories in accordance with FASB ASC Topic 820, “Fair Value Measurements”:

Level 1 – quoted prices in active markets for identical securities as of the reporting date;
Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, and observable market prices for identical instruments that are traded in less active markets; and

Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The Company had $70.9 million and $8.3 million of cash equivalents at June 30, 2017 and December 31, 2016, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are comprised of instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts and interest rate swap contracts as of June 30, 2017 and December 31, 2016, are disclosed in Note 5, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," is approximately $429.4 million at June 30, 2017 and is categorized as Level 2 based on observable prices for the identical instrument in a less active market. The fair value of the Company's credit facility and related borrowings, also described in Note 13, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from cash settlement of the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other (income) expense, net for the three and six months ended June 30, 2017 were net losses of $3.4 million and $7.7 million, respectively. The net losses for the three and six months ended June 30, 2016 were $9.1 million and $2.1 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	June 30,	December 31,
	2017	2016
European euro	$190,451	$156,352
Swedish kroner	74,191	48,555
Canadian dollar	56,475	15,645
Brazilian real	9,562	2,747
Japanese yen	2,985	3,251
Australian dollar	2,129	1,653
British pound sterling	668	33,862
Other	485	—
	$336,946	$262,065
At June 30, 2017, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amount of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$3,853	$1,768	$2,369	$75
Interest Rate Swap Contracts
At June 30, 2017, the effective interest rate on the borrowings made from the Company's revolving credit facility was 2.37 percent. As of June 30, 2017, the following interest rate swaps were outstanding:

Contract Date	Notional Amount (in millions)	Fixed Rate	Effective Date	Maturity Date
March 15, 2013	$43.1	1.02%	April 5, 2013	March 31, 2019
March 29, 2013	$43.1	0.97%	April 5, 2013	March 31, 2019
The net fair value carrying amount of the Company's interest rate swaps was $0.6 million, of which $0.3 million has been recorded to prepaid expenses and other current assets and $0.3 million has been recorded to other assets in the Consolidated Balance Sheet as of June 30, 2017.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $6.2 million and $6.5 million at June 30, 2017 and December 31, 2016, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw material and subassemblies	$217,113	$200,640
Work-in-progress	58,533	43,430
Finished goods	129,682	127,301
	$405,328	$371,371

Note 8.        Property and Equipment
Property and equipment are net of accumulated depreciation of $300.3 million and $275.1 million at June 30, 2017 and December 31, 2016, respectively.

Note 9.	Goodwill
The carrying value of goodwill and the activity for the six months ended June 30, 2017 are as follows (in thousands):

Balance, December 31, 2016	$801,406
Goodwill from acquisitions	100,022
Currency translation adjustments	18,936
Balance, June 30, 2017	$920,364

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at June 30, 2017.

See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information on the addition of goodwill from acquisitions.

Note 10.        Intangible Assets
Intangible assets are net of accumulated amortization of $93.2 million and $77.8 million at June 30, 2017 and December 31, 2016, respectively.

Note 11.	Credit Agreement
On February 8, 2011, the Company entered into a credit agreement with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement") which provides for a $500 million revolving line of credit. At June 30, 2017, the Company had $86.3 million outstanding under its revolving credit facility pursuant to the Credit Agreement and had $18.2 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement to $395.5 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accrued product warranties, beginning of period	$19,971	$17,227	$20,845	$16,514
Amounts paid for warranty services	(4,362)	(5,458)	(8,991)	(9,598)
Warranty provisions for products sold	3,782	5,826	7,491	10,560
Currency translation adjustments and other	139	(103)	185	16
Accrued product warranties, end of period	$19,530	$17,492	$19,530	$17,492

Current accrued product warranties, end of period			$16,262	$14,661
Long-term accrued product warranties, end of period			$3,268	$2,831

Note 13.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Unsecured notes	$425,000	$425,000
Credit Agreement	86,250	97,500
Unamortized discounts and issuance costs of unsecured notes	(4,947)	(5,579)
	$506,303	$516,921
Current portion, long-term debt	$15,000	$15,000
Long-term debt	$491,303	$501,921

In June 2016, the Company issued $425 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the principal amount of the notes issued in August 2011 and outstanding in July 2016 and are being used for general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
On May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrues at the one-month LIBOR rate plus the applicable margin for the amount outstanding and is paid monthly in arrears. See Note 5, "Derivative Financial Instruments - Interest Rate Swap Contracts," of the Notes to the Consolidated Financial Statements for additional information on the effective interest rate on the revolving credit facility at June 30, 2017.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2017 (in thousands):

Common stock and additional paid-in capital, December 31, 2016	$12,139
Common stock issued pursuant to stock-based compensation plans, net	(1,987)
Stock-based compensation	15,340
Common stock and additional paid-in capital, June 30, 2017	$25,492
On June 9, 2017, the Company paid a dividend of $0.15 per share on its outstanding common stock to the shareholders of record as of the close of business on May 26, 2017. The total cash payments for dividends during the six months ended June 30, 2017 were $41.0 million.

Note 15.	Contingencies

Raytheon Litigation
FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc. (formerly known as Indigo Systems Corporation) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas. Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract, and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriations of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the United States District Court for the Eastern District of Texas rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither of the FLIR Parties infringed any of the trade secrets claimed and awarded Raytheon no damages. On March 31, 2016, the United States District Court for the Eastern District of Texas issued a Final Judgment denying Raytheon’s claims and awarding FLIR court costs and denying each of Raytheon’s and FLIR’s Renewed Motions for Judgment as a Matter of Law and denying FLIR’s Amended Rule 54(d) Motion for Attorneys’ Fees and Costs Under the Texas Theft Liability Act.

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

Matters Involving the United States Department of State and Department of Commerce
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DTCC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DTCC regarding the details of the issues raised in the October 22, 2014, submission.  DTCC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and reference certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months until the end of December 2017. DTCC continues its review of the Company’s activities and the Company continues to engage actively with the United States government on these matters.

In May 2017, the Company submitted an initial notification to DTCC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process. DTCC acknowledged the notification and at the request of DTCC, the Company executed a tolling agreement for this matter, suspending the statute of limitations for a twelve (12) month period.

In June 2017, the United States Department of Commerce Bureau of Industry and Security informed the Company of additional export licensing requirements that restrict the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.

The Company is unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 312 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. During the quarter ended September 30, 2016, the Company identified the cause of these quality issues and began testing certain remedial solutions to repair the affected SkyWatch Towers. Testing of the remedial solution for certain of the product variations affected was completed during the quarter ended June 30, 2017. During the quarter ended June 30, 2017, customers who purchased the product configurations for which a remedial solution has been identified and tested were notified of their options to request modifications to their fielded units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $4.5 million and $15 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $4.5 million as of June 30, 2017. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Contingencies - (Continued)

Other Matters
The Company is also subject to other legal and administrative proceedings, investigations, claims and litigation arising in the ordinary course of business not specifically identified above. In these identified matters and others not specifically identified, the Company records a liability with respect to a matter when management believes it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. The Company believes it has recorded adequate provisions for any probable and estimable losses for matters in existence on the date hereof. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While the outcome of each of these matters is currently not determinable, the Company does not expect that the ultimate resolution of any such matter will individually have a material adverse effect on the Company’s financial position, results of operations or cash flows. The costs to resolve all such matters may in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax provision	$12,127	$14,485	$25,120	$68,980
Effective tax rate	19.1%	24.2%	21.1%	59.7%
The effective tax rate for the three and six months ended June 30, 2017, is lower than the United States Federal tax rate of 35 percent mainly due to the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits, excess tax benefits from stock compensation, and other discrete adjustments.
As of June 30, 2017, the Company had approximately $58.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $43.4 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of June 30, 2017, the Company had $2.8 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
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
Security
The Security segment develops and manufactures cameras, video recording systems, and video management systems for use in commercial, critical infrastructure, and home security applications. Products include thermal and visible-spectrum cameras, digital and networked video recorders, and related software and accessories that enable the efficient and effective safeguarding of assets at all hours of the day and through adverse weather conditions.
OEM & Emerging Markets
The OEM & Emerging Markets segment develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The segment also develops and manufactures intelligent traffic monitoring and signal control systems, imaging payloads for Unmanned Aerial Systems ("UAS"), and thermal imaging solutions for use by consumers in the smartphone and mobile devices markets.
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
The following tables present revenue, operating income, and assets for the six segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expense, excluding general corporate expenses, acquisition costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, costs associated with the SkyWatch product remediation, restructuring charges, and executive transition costs. Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures, and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue—External Customers:
Surveillance	$129,209	$113,440	$247,938	$237,591
Instruments	85,969	78,068	163,824	157,487
Security	49,709	63,380	94,786	110,441
OEM & Emerging Markets	87,447	56,980	172,212	104,825
Maritime	55,102	55,163	103,653	106,883
Detection	26,688	35,698	58,525	64,974
	$434,124	$402,729	$840,938	$782,201
Revenue—Intersegments:
Surveillance	$3,331	$4,755	$8,087	$8,979
Instruments	7,325	1,213	13,114	2,788
Security	3,640	3,836	6,765	6,308
OEM & Emerging Markets	9,361	8,833	18,530	17,010
Maritime	621	1,458	1,298	2,072
Detection	1	31	1	31
Eliminations	(24,279)	(20,126)	(47,795)	(37,188)
	$—	$—	$—	$—
Segment operating income:
Surveillance	$33,007	$26,595	$59,372	$62,460
Instruments	23,627	19,695	44,773	39,676
Security	1,288	4,410	1,603	2,241
OEM & Emerging Markets	26,340	16,757	50,697	27,443
Maritime	9,390	7,521	14,594	13,328
Detection	7,024	10,320	15,761	18,557
	$100,676	$85,298	$186,800	$163,705
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated segment operating income	$100,676	$85,298	$186,800	$163,705
Unallocated corporate expenses	(25,017)	(16,049)	(43,240)	(32,674)
Amortization of purchased intangible assets	(7,016)	(3,927)	(13,751)	(8,134)
Amortization of acquisition-related inventory step-up	—	—	(1,992)	—
SkyWatch product quality accrual	(2,000)	—	(2,000)	—
Restructuring charges	(13)	(110)	(101)	(308)
Consolidated earnings from operations	66,630	65,212	125,716	122,589
Interest and non-operating expense, net	(3,090)	(5,359)	(6,612)	(7,116)
Consolidated earnings before income taxes	$63,540	$59,853	$119,104	$115,473
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	June 30,	December 31,
	2017	2016
Segment assets (accounts receivable, net and inventories):
Surveillance	$278,535	$283,324
Instruments	125,942	114,681
Security	83,493	93,174
OEM & Emerging Markets	141,568	144,862
Maritime	73,963	61,494
Detection	33,836	25,856
	$737,337	$723,391

	June 30,	December 31,
	2017	2016
Segment goodwill:
Surveillance	$258,480	$152,383
Instruments	151,799	147,595
Security	106,785	102,983
OEM & Emerging Markets	254,592	252,647
Maritime	100,724	97,860
Detection	47,984	47,938
	$920,364	$801,406
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$224,025	$224,305	$445,856	$418,589
Europe	91,041	84,297	174,313	168,707
Asia	59,721	47,413	113,645	91,237
Middle East/Africa	35,248	28,629	60,390	56,341
Canada/Latin America	24,089	18,085	46,734	47,327
	$434,124	$402,729	$840,938	$782,201
Long-lived assets by significant geographic locations are as follows (in thousands):

		December 31, 2016
	June 30, 2017	(as reclassified)
United States	$689,044	$676,007
Europe	508,272	490,089
Canada/Latin America	225,100	235,921
Other foreign	8,164	7,789
	$1,430,580	$1,409,806

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States government	$111,824	$100,106	$228,059	$185,742

Note 18.	Business Acquisitions
Point Grey Research, Inc.
On November 4, 2016, the Company completed the acquisition of the assets of Point Grey Research Inc. (“Point Grey”), a global leader in the development of advanced visible imaging cameras and solutions that are used in industrial automation systems, medical diagnostic equipment, people counting systems, intelligent traffic systems, military and defense products, and advanced mapping systems, for approximately $259.2 million in cash, subject to customary post-closing adjustments. The Company has performed a preliminary purchase price allocation which resulted in an allocation of $39.8 million to identifiable intangible assets and $183.7 million to goodwill which has been recorded in the Company’s OEM & Emerging Markets segment.
The preliminary allocation of the purchase price for Point Grey is as follows (in thousands):

Cash acquired	$2,994
Other tangible assets and liabilities, net	35,064
Net deferred taxes	(2,438)
Identifiable intangible assets	39,800
Goodwill	183,741
Total purchase price	$259,161
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

Prox Dynamics, AS
On November 30, 2016, the Company acquired 100% of the outstanding stock of Prox Dynamics AS (“Prox Dynamics”), a leading developer and manufacturer of nano-class UASs for military and para-military intelligence, surveillance, and reconnaissance applications, for approximately $134.1 million in cash, subject to customary post-close adjustments. At December 31, 2016, the Company reported the net tangible assets of $11.3 million in the respective balance sheet accounts and the excess purchase price of $122.8 million in other long-term assets.
During the three months ended March 31, 2017, the Company performed a preliminary purchase price allocation which resulted in an allocation of $31.4 million of identifiable intangible assets and $91.9 million of goodwill in conjunction with the Prox Dynamics acquisition, which has been recorded in the Company’s Surveillance business segment.
During the three months ended June 30, 2017, the Company finalized the purchase price allocation, resulting in a $7.4 million decrease to net deferred taxes, and a corresponding $7.4 million increase in goodwill. The goodwill of $99.3 million represents future economic benefits expected to arise from synergies from combining operations the ability of Prox Dynamics to provide the Company domain knowledge and distribution channels in adjacent markets.
The allocation of the purchase price for Prox Dynamics is as follows (in thousands):

Cash acquired	$11,706
Other tangible assets and liabilities, net	(900)
Net deferred taxes	(7,387)
Identifiable intangible assets	31,400
Goodwill	99,269
Total purchase price	$134,088
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

Note 19.	Subsequent Events
On July 20, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock, payable on September 8, 2017, to shareholders of record as of the close of business on August 25, 2017. The total cash payment of this dividend will be approximately $20.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” section in Part II, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry, economic, and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

Consolidated Operating Results
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Our six operating segments are: Surveillance, Instruments, Security, OEM & Emerging Markets, Maritime, and Detection. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. See Note 17, "Operating Segments and Related Information," of the Notes to the Consolidated Financial Statements for additional information on the six operating segments.
Revenue. Consolidated revenue for the three months ended June 30, 2017, increased by 7.8 percent year over year, from $402.7 million in the second quarter of 2016 to $434.1 million in the second quarter of 2017. Consolidated revenue for the six months ended June 30, 2017, increased by 7.5 percent year over year, from $782.2 million in the first six months of 2016 to $840.9 million in the first six months of 2017. Increases in revenues for the three month period in our OEM & Emerging Markets, Surveillance, and Instruments segments were partially offset by declines in revenues in our Security and Detection segments. Increases in revenues for the six month period in our Surveillance, Instruments, and OEM & Emerging Markets segments were partially offset by declines in revenues in our Security, Maritime, and Detection segments. The acquisitions of Armasight, Prox Dynamics, and Point Grey were the primary drivers in revenue growth for the three and six month periods ended June 30, 2017, compared to the same periods ended June 30, 2016.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. While we currently expect total annual revenue for 2017 to be higher than 2016 revenue, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 48.4 percent and 44.3 percent of total revenue for the quarters ended June 30, 2017 and 2016, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months periods ended June 30, 2017 were $227.4 million and $442.9 million, respectively compared to cost of goods sold for the three and six months ended June 30, 2016 of $219.4 million and $421.2 million, respectively. The year over year increase in cost of goods sold is primarily related to higher revenues in 2017.
Gross profit. Gross profit for the quarter ended June 30, 2017, was $206.7 million compared to $183.3 million for the same quarter last year. Gross profit for the six months ended June 30, 2017 was $398.1 million compared to $361.0 million for the six month period ended June 30, 2016. Gross margin, defined as gross profit divided by revenue, increased from 45.5 percent in the second quarter of 2016 to 47.6 percent in the second quarter of 2017 and increased from 46.2 percent for the six months ended June 30, 2016, to 47.3 percent during the six months ended June 30, 2017. The increase in gross margin for the three and six month periods was primarily due to the acquisitions and favorable product mix, partially offset by changes in currency exchange rates, particularly in our Instruments and Maritime segments, which are more heavily exposed to foreign currency fluctuations than our other segments.
Research and development expenses. Research and development expenses for the second quarter of 2017 totaled $43.0 million, compared to $38.2 million in the second quarter of 2016. Research and development expenses in the first six months of 2017 were $85.0 million compared to $75.5 million for the first six months of 2016. The increase in research and development expenses year over year for the three and six month periods was primarily related to the inclusion of companies acquired in the last 12 months. Research and development expenses as a percentage of revenue were 9.9 percent for the three months ended June 30, 2017 and 9.5 percent for the three months ended June 30, 2016. Research and development expenses as a percentage of revenue for the first six months of 2017 were 10.1 percent compared to 9.7 percent during the first six months of 2016. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2016, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $97.1 million and $79.9 million for the quarters ended June 30, 2017 and 2016, respectively. Selling, general and administrative expenses were $187.3 million and $162.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in selling, general, and administrative expenses year over year for the three and six month periods was primarily related to the inclusion of selling, general, and administrative expenses of companies acquired in the last 12 months. Selling, general, and administrative expenses as a percentage of revenue were 22.4 percent and 19.8 percent for the quarters ended June 30, 2017 and 2016, respectively. Selling, general and administrative expenses as a percentage of revenue were 22.3 percent and 20.8 percent for the six month periods ended June 30, 2017 and 2016, respectively. Over the past five annual periods through December 31, 2016, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.7 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Interest expense. Interest expense for the three months ended June 30, 2017, was $4.5 million, compared to $4.4 million for the same period of 2016. Interest expense for the six months ended June 30, 2017, was $8.9 million, compared to $7.8 million for the six months ended June 30, 2016. Interest expense in 2017 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and amounts drawn under our credit facility. Interest expense in 2016 was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. Our income tax provision of $12.1 million and $25.1 million for the three and six month periods ended June 30, 2017, represents an effective tax rate of 19.1 percent and 21.1 percent, respectively. This compares favorably to our income tax provision of $14.5 million and $69.0 million for the three and six month periods ended June 30, 2016, which represented an effective tax rate of 24.2 percent and 59.7 percent, respectively. The effective tax rate for the three and six months ended June 30, 2017 is lower than the United States Federal tax rate of 35 percent mainly due to the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits, excess tax benefits for stock compensation, and other discrete adjustments. The first quarter of 2016 included discrete tax charges totaling $39.6 million related to the January 11, 2016, announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016, related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of June 30, 2017. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.

Segment Operating Results
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$129.2	$113.4	$247.9	$237.6
Earnings from operations	33.0	26.6	59.4	62.5
Operating margin	25.5%	23.4%	23.9%	26.3%
Backlog			327	341
Surveillance revenue for the quarter ended June 30, 2017, increased by 13.9 percent compared to the same period of 2016. Surveillance revenue for the six months ended June 30, 2017, increased by 4.4 percent compared to the same period of 2016. The increase in revenue for the quarter ended June 30, 2017, compared to the same period of 2016 was driven by increase in sales in Airborne and Weapon Sights markets and the addition of the Armasight business, which was acquired in June 2016, partially offset by lower Integrated Systems sales. The increase in revenue for the six months ended June 30, 2017, compared to the same period of 2016 was predominately due to the addition of Armasight as well as the Prox Dynamics business, which was acquired in November 2016. The increase in earnings from operations for the three month period ended June 30, 2017, compared to the same period in 2016 was primarily due to higher revenues and favorable product mix. The decrease in earnings from operations for the six month period ended June 30, 2017, compared to the same period of 2016, was due to the inclusion of Armasight and Prox Dynamics, as well as higher operating expenses.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$86.0	$78.1	$163.8	$157.5
Earnings from operations	23.6	19.7	44.8	39.7
Operating margin	27.5%	25.2%	27.3%	25.2%
Backlog			35	30
Instruments segment revenue for the quarter ended June 30, 2017, increased by 10.1 percent compared to the same period of 2016. Instruments revenue for the six months ended June 30, 2017, increased by 4.0 percent compared to the same period of 2016. The increase in revenue for the three and six month periods was predominately attributable strength in the Premium and Volume

Handheld product lines driven by product refreshes, supplemented by growth in Optical Gas products. The increase in earnings from operations for the three and six months ended June 30, 2017, compared to the same periods of 2016, was primarily due to the higher revenue base while operating expenses remained consistent.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$49.7	$63.4	$94.8	$110.4
Earnings from operations	1.3	4.4	1.6	2.2
Operating margin	2.6%	7.0%	1.7%	2.0%
Backlog			23	21
Security segment revenue for the quarter ended June 30, 2017, decreased by 21.6 percent compared to the same period of 2016. Security revenue for the six months ended June 30, 2017, decreased by 14.2 percent compared to the same period of 2016. The decrease in revenue was primarily due to a reduction in sales for consumer-grade security products in retail channels partially offset by increased consumer-grade sales through our e-commerce channel. The decrease in earnings from operations for the three and six months ended June 30, 2017, compared to the same periods of 2016, was primarily due to lower revenues.
OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$87.4	$57.0	$172.2	$104.8
Earnings from operations	26.3	16.8	50.7	27.4
Operating margin	30.1%	29.4%	29.4%	26.2%
Backlog			159	139
OEM & Emerging Markets segment revenue for the quarter ended June 30, 2017, increased by 53.5 percent compared to the same period of 2016. OEM & Emerging Markets revenue for the six months ended June 30, 2017, increased by 64.3 percent compared to the same period of 2016. The increase in revenue was primarily due to the acquisition of Point Grey in November 2016, as well as higher deliveries of cores and components and intelligent traffic system products. The increase in earnings from operations for the three and six months ended June 30, 2017, compared to the same periods of 2016, was primarily due to higher revenues.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$55.1	$55.2	$103.7	$106.9
Earnings from operations	9.4	7.5	14.6	13.3
Operating margin	17.0%	13.6%	14.1%	12.5%
Backlog			15	24

Maritime segment revenue for the quarter ended June 30, 2017, decreased by 0.1 percent compared to the same period of 2016. Maritime revenue for the six months ended June 30, 2017, decreased by 3.0 percent. The decrease in revenue for the three and six month periods of 2017 compared to the same period of the prior year was driven by a decline in Thermal camera sales, partially offset by increased Raymarine sales driven by the new Axiom line of multi-function displays which began shipping during the second quarter of 2017. Foreign currency headwinds compared to the same periods in the prior year partially offset the increase in Raymarine sales. The increase in operating income for the three and six month periods ended June 30, 2017 compared to the same periods of 2016 was driven by stronger margins on shipments of new products introduced in 2017.
Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$26.7	$35.7	$58.5	$65.0
Earnings from operations	7.0	10.3	15.8	18.6
Operating margin	26.3%	28.9%	26.9%	28.6%
Backlog			86	74
Detection segment revenue for the quarter ended June 30, 2017, decreased by 25.2 percent compared to same period of 2016. Detection revenue for the six months ended June 30, 2017, decreased by 9.9 percent. The decrease in revenue for the three and six month periods ending June 30, 2017, compared to the same periods of 2016 were primarily due to lower shipments of our CBRNE threat response systems to United States government customers. These shipments account for a significant portion of Detection revenues, and timing of delivery schedules impacts periodic results. The decrease in earnings from operations for the three and six month periods ended June 30, 2017, compared to the same period of 2016 was due to the lower revenues on the CBRNE threat response systems.

Liquidity and Capital Resources
At June 30, 2017, we had a total of $403.6 million in cash and cash equivalents, $111.4 million of which resided in the United States and $292.2 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2016, of $361.3 million, of which $98.3 million resided in the United States and $263.0 million at our foreign subsidiaries. The increase in cash and cash equivalents during the six months ended June 30, 2017, was primarily due to cash provided from operations of $105.3 million, partially offset by capital expenditures of $23.7 million and dividend payments of $41.0 million.
Cash provided by operating activities during the six months ended June 30, 2017, totaled $105.3 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital.
Cash used for investing activities for the three months ended June 30, 2017, totaled $20.8 million, which primarily consisted of capital expenditures in the ordinary course of business.
Cash used by financing activities for the three months ended June 30, 2017, totaled $54.3 million, which primarily consisted of the payment of dividends and the repayment of borrowings under our revolving credit facility.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads and ignoring the effects of hedging, the one-month Eurocurrency-based borrowing rate was 2.601 percent per annum and the prime lending-based borrowing rate was 4.625 percent per annum at June 30, 2017. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at June 30, 2017. The credit facilities available under the Credit Agreement are unsecured.
On May 31, 2016, we drew down $105 million under the revolving credit facility and repaid the term loan facility in full. Interest is accrued at the one-month LIBOR rate plus the scheduled spread and paid monthly. By entering into interest rate swap agreements, we have effectively fixed the basis for calculating the interest rate on the revolving credit facility. The effective interest rate paid for the revolving credit facility is equal to the median fixed rate in the swap agreements plus the credit spread then in effect. At June 30, 2017, the effective interest rate on the revolving credit facility was 2.37 percent. Principal payments of $3.75 million, at our option, will continue to be made in quarterly installments through December 31, 2018, with the final maturity payment including any accrued interest due on April 5, 2019.
In June 2016, we issued $425 million aggregate principal amount of our 3.125 percent senior unsecured notes due June 15, 2021 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the Notes were used to repay our 3.75 percent senior unsecured notes that were due September 1, 2016, and are being used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions, and repurchases of our common stock.
At June 30, 2017, we had $86.3 million outstanding under the Credit Agreement and the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. We had $18.2 million of letters of credit outstanding under the Credit Agreement at June 30, 2017, which reduced the total available revolving credit under the Credit Agreement.

On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. An aggregate of 6.3 million shares had been repurchased under this authorization, which expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. As of June 30, 2017, no shares have been repurchased under the February 8, 2017 authorization.
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

Off-Balance Sheet Arrangements
As of June 30, 2017, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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
The Company has made progress toward completing the evaluation of the potential changes from adopting the new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on all of its revenue streams and most of its significant contracts. The Company has completed the assessment of the impact on its business processes, controls and systems. The Company expects to complete the design of any changes to our business processes, controls and systems in the third quarter of 2017 and implement the changes in the fourth quarter of 2017. The Company has also began quantifying the impact of the adoption of the standard on retained earnings as of January 1, 2017. However, the impact to retained earnings is not known at this time, as it will be dependent on the number, size, and complexity of contracts that have not been substantially completed as of December 31, 2017.
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
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The amendments in this update eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied on a modified retrospective transition basis. The Company is currently planning to adopt ASU 2016-16 on January 1, 2018. The Company has estimated that there will be a remaining deferred tax benefit of $6.5 million recorded in prepaid expenses and other current assets and other assets as of December 31, 2017, which represents the tax benefit that was deferred in accordance with current GAAP. At adoption, the Company will recognize this amount through a cumulative-effect adjustment to retained earnings.
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

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended June 30, 2017.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc., the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have a material adverse effect on our business. For the fiscal years ended December 31, 2016, 2015 and 2014, approximately 25 percent, 21 percent and 20 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
Substantial uncertainty exists in the spending levels and priorities of the United States government, particularly with respect to military expenditures. Continued and further reductions in military spending could have a material adverse effect on our results from operations.
As a United States government supplier, we are subject to a number of procurement rules and regulations
Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. In addition, violations of these regulations or other unrelated laws and statutes can lead to debarment and other penalties. If we fail to comply with procurement rules and regulations and other laws and statutes, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently. An adverse action by the United States government could also result in lost sales to non-governmental customers who might disqualify us as a result of such adverse action. The impairment or loss of our government contracts could have a material adverse effect on our business.
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
We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. Our intangible assets, including goodwill, represent a significant portion of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill and indefinite-lived intangible assets for impairment annually or more frequently if warranted by events. To date we have not experienced any impairment of our intangible assets, but there can be no assurance that we will not experience such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
Unfavorable results of legal proceedings could materially adversely affect us
We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could cause significant expense and diversion of management attention. From time to time, we are involved in lawsuits concerning intellectual property, torts, contracts, shareholder litigation, administrative and regulatory proceedings and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to our results of operations and may limit our ability to engage in our business activities. In recognition of these considerations, we have and may in the future enter into material settlements to avoid ongoing costs and efforts in defending or pursuing a matter. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that could adversely affect our business, financial condition, operating results and cash flows. While we have insurance related to our business operations, it may not apply to or fully cover liabilities we incur as a result of these lawsuits. We record accruals for liabilities where we believe a loss to be probable and reasonably estimable. However, our actual costs may differ materially from these estimates.
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

•	the imposition of and changes to governmental licensing restrictions and controls impacting our technology and products;

•	restrictions and prohibitions on the export of technology and products, including recent changes in regulation prohibiting the sale of certain of our products to certain end users without a license;

•	international trade restrictions;

•	difficulty in collecting receivables and governmental restrictions with respect to currency;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	restrictions on repatriation of earnings;

•	restriction on the importation and exportation of goods and services;

•
risks, costs, impacts and obligations associated with the United States Foreign Corrupt Practices Act ("FCPA"), and other anti-bribery and anti-corruption laws applicable to us, and laws applicable to global trade and United States export and costs and penalties from violations of such laws and related regulations, including the costs associated with required remedial and other increased compliance activity;

•	difficulties in staffing and managing international operations; and

•	political and economic instability.
Some of these factors recently have had an adverse impact on our sales and operations and increased the Company’s cost of doing business and subjected the business to additional rules, policies and procedures that impacted the operation of the Company. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations. Furthermore, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business both in the United States and in international jurisdictions. These regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. For example, on April 8, 2015, the Company and the Securities and Exchange Commission (“SEC”) entered into an agreement through entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). The SEC Order settled charges under the FCPA with respect to incidents of improper travel and gifts involving FLIR’s Middle East operation. Pursuant to the SEC Order, the Company is obligated to “cease and desist” from committing any future violations of the Securities Exchange Act of 1934, as amended. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Further, although we have implemented and continue to implement policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and may provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows.
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
We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export licenses and other authorizations are required from United States government agencies under the ITAR, the Export Administration Regulation (“EAR”), the Foreign Assets Control Regulations (“OFAC”), the Trading with the Enemy Act of 1917, the International Emergency Economic Powers Act (“IEEPA”), the Arms Export Control Act of 1976 (“AECA”), and other similar laws and regulations for the sale, use and export of many of our products and related data and services. Thermal and infrared products and technical data have been subject to the ITAR and EAR, historically under United States Munitions List (“USML”) Category XII and Commerce Control List (“CCL”) Category 6. Recently, the United States Government’s export reform effort resulted in the transition of various Company products from the USML to the CCL, shifting the licensing requirements and restrictions for products regulated by the Department of Commerce under the EAR. This transition has increased the licensing requirements and restrictions on some products and reduced the requirements and restrictions on others. We can give no assurance that we will be successful in obtaining the necessary licenses from the United States Department of State or Department of Commerce required to conduct our business as presently or historically conducted.

The United States export licensing environment has been affected by a number of factors, including but not limited to, the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States reliance on the tactical advantage of the night-time war fighter. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted the Company directly. In addition, the Company’s 2014 submission to the United States Department of State Office of Defense Trade Controls Compliance (“DTCC”) pursuant to ITAR § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company, have led to heightened scrutiny of export licenses for products in our markets and in some cases, has resulted in lengthened drafting and review periods for our license applications, including in countries where we have historically made significant sales. Subsequent engagement with the DTCC as part of the Company’s 2014 and related submissions and other communications concerning the Company’s licensing posture overall, highlight DTCC’s focus on the manner in which the Company handles exports of its products, technical data and services subject to the ITAR. In addition, concerns with respect to potential diversion of certain of the Company's products to prohibited end users and countries subject to economic and other sanctions implemented by the United States government has caused the United States Department of Commerce Bureau of Industry and Security to recently restrict the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce.
Although we have taken actions and continue to take additional actions necessary to implement policies and procedures to promote an improved compliance culture and programs, there is no guarantee that our actions will be effective or that government agencies will not view our actions and programs with heightened scrutiny, including as a result of events outside the Company’s control. As a result, we may receive more restrictive provisos or limitations on new license requests, wholesale denials of our license requests, suspensions or terminations of our existing licenses, or delays in receiving new licenses resulting from requests for follow-up information, due diligence requests or additional limitations on our sale to third parties. We can give no assurance that we will be successful in obtaining necessary licenses required to facilitate our international business. Failures to obtain or delays in obtaining licenses may prevent or limit our ability to market, sell, export, or transfer our products outside the United States and has had and could continue to have a material adverse effect on our business and its operating results.
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
10.1
Executive Employment Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 23, 2017).(1)

10.2
Change of Control Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 23, 2017).(1)

10.3
Separation and Transition Agreement between FLIR Systems, Inc. and Andrew C. Teich dated June 18, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 21, 2017).(1)

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
____________
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date July 28, 2017	/s/ AMIT SINGHI
Amit Singhi
Sr. Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)