Form 10-Q
period 2017-09-30
FLIR SYSTEMS INC
filed 2017-10-27
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of October 18, 2017, there were 138,574,234 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$464,712	$405,228	$1,305,650	$1,187,429
Cost of goods sold	241,821	213,852	684,706	635,041
Gross profit	222,891	191,376	620,944	552,388
Operating expenses:
Research and development	42,873	33,839	127,902	109,327
Selling, general and administrative	92,932	76,688	280,240	239,623
Total operating expenses	135,805	110,527	408,142	348,950
Earnings from operations	87,086	80,849	212,802	203,438
Interest expense	3,819	5,736	12,744	13,543
Interest income	(488)	(336)	(1,114)	(924)
Other (income) expense, net	(778)	241	(2,465)	138
Earnings before income taxes	84,533	75,208	203,637	190,681
Income tax provision	21,004	16,575	46,124	85,555
Net earnings	$63,529	$58,633	$157,513	$105,126

Net earnings per share:
Basic	$0.46	$0.43	$1.15	$0.76
Diluted	$0.46	$0.43	$1.13	$0.76

Weighted average shares outstanding:
Basic	137,849	136,963	137,030	137,438
Diluted	139,419	137,938	138,853	138,594

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$63,529	$58,633	$157,513	$105,126
Other comprehensive income (loss), net of tax:
Interest rate swap contracts:
Fair value adjustment on interest rate swap contracts	—	292	187	(573)
Realized gain reclassified to earnings	(494)	—	(494)	—
Unrealized gain on available-for-sale investments	(3)	—	(4)	—
Foreign currency translation adjustments	19,993	(7,724)	55,788	(9,250)
Total other comprehensive income (loss)	19,496	(7,432)	55,477	(9,823)
Comprehensive income	$83,025	$51,201	$212,990	$95,303

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$436,961	$361,349
Accounts receivable, net	345,542	352,020
Inventories	413,005	371,371
Prepaid expenses and other current assets	86,570	79,917
Total current assets	1,282,078	1,164,657
Property and equipment, net	270,023	271,785
Deferred income taxes, net	51,179	45,243
Goodwill	930,846	801,406
Intangible assets, net	183,677	168,460
Other assets	48,472	168,155
Total assets	$2,766,275	$2,619,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,420	$114,225
Deferred revenue	29,015	34,420
Accrued payroll and related liabilities	67,759	52,874
Accrued product warranties	16,193	17,476
Advance payments from customers	19,260	26,019
Accrued expenses	47,528	34,022
Accrued income taxes	46,175	51,017
Other current liabilities	14,588	16,659
Current portion, long-term debt	—	15,000
Total current liabilities	367,938	361,712
Long-term debt	420,369	501,921
Deferred income taxes	14,569	2,331
Accrued income taxes	14,054	9,643
Pension and other long-term liabilities	59,827	65,773
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 138,414 and 136,334 shares issued at September 30, 2017, and December 31, 2016, respectively, and additional paid-in capital	72,117	12,139
Retained earnings	1,927,875	1,832,138
Accumulated other comprehensive loss	(110,474)	(165,951)
Total shareholders’ equity	1,889,518	1,678,326
Total liabilities and shareholders' equity	$2,766,275	$2,619,706

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$157,513	$105,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,426	41,857
Deferred income taxes	(2,337)	(200)
Stock-based compensation arrangements	24,745	21,253
Other, net	(28,007)	19,830
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	13,047	19,951
Inventories	(30,589)	20,211
Prepaid expenses	(4,863)	(3,129)
Other assets	20,391	(18,861)
Accounts payable	11,370	(35,507)
Deferred revenue	(5,792)	4,859
Accrued payroll and other liabilities	13,712	(7,839)
Accrued income taxes	(6,647)	53,461
Pension and other long-term liabilities	(6,633)	1,595
Net cash provided by operating activities	209,336	222,607
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(31,861)	(27,682)
Proceeds from sale of assets	2,886	6,986
Business acquisitions, net of cash acquired	—	(42,445)
Net cash used by investing activities	(28,975)	(63,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	524,826
Repayment of long-term debt	(97,500)	(367,435)
Repurchase of common stock	—	(66,057)
Dividends paid	(61,776)	(49,564)
Proceeds from shares issued pursuant to stock-based compensation plans	44,231	7,347
Tax paid for net share exercises and issuance of vested restricted stock units	(9,505)	(5,775)
Other financing activities	(13)	10
Net cash (used) provided by financing activities	(124,563)	43,352
Effect of exchange rate changes on cash	19,814	2,085
Net increase in cash and cash equivalents	75,612	204,903
Cash and cash equivalents, beginning of year	361,349	472,785
Cash and cash equivalents, end of year	$436,961	$677,688

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
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $0.4 million and $4.0 million of excess tax benefits from stock-based compensation as a discrete item in income tax provision for the three and nine months ended September 30, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, the Company elected to apply the change retrospectively to the Consolidated Statement of Cash Flows which resulted in a reclassification of excess tax benefits from stock-based compensation of $1.6 million from cash flows from financing activities to cash flows from operating activities for the nine months ended September 30, 2016. Additionally, $5.8 million paid in cash to satisfy withholding requirements for net settlement of restricted stock unit shares vested and stock options exercised has been reclassified from cash flows from operating activities to cash flows from financing activities to conform to the presentation required by the new standard in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. ASU 2016-09 also requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change resulted in an increase in diluted weighted average shares outstanding of 215,000 shares and 211,000 shares for the three and nine months ended September 30, 2017, respectively. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.
Reclassifications
The Company made certain reclassifications to the prior years' financial statements and notes to the consolidated financial statements to conform them to the presentation as of and for the three and nine months ended September 30, 2017. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.

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
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$788	$881	$1,820	$2,351
Research and development	1,329	1,225	3,805	3,639
Selling, general and administrative	7,774	4,766	19,120	15,263
Stock-based compensation expense before income taxes	$9,891	$6,872	$24,745	$21,253
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	September 30,
	2017	2016
Capitalized in inventory	$1,074	$585
As of September 30, 2017, the Company had approximately $45.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.20 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$63,529	$58,633	$157,513	$105,126
Denominator for earnings per share:
Weighted average number of common shares outstanding	137,849	136,963	137,030	137,438
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,570	975	1,823	1,156
Diluted shares outstanding	139,419	137,938	138,853	138,594

The effect of stock-based compensation awards for the three and nine months ended September 30, 2017, which in aggregate consisted of 147,000 and 83,000 shares, respectively; and for the three and nine months ended September 30, 2016, which in the aggregate consisted of 322,000 and 317,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

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
The Company had $60.8 million and $8.3 million of cash equivalents at September 30, 2017 and December 31, 2016, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of September 30, 2017 and December 31, 2016, are disclosed in Note 5, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," is approximately $430.8 million based upon Level 2 inputs at September 30, 2017. At September 30, 2017, the Company had no other borrowings outstanding under the revolving credit facility described in Note 13. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from cash settlement of the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other (income) expense, net for the three and nine months ended September 30, 2017 were a net gain of $0.2 million and a net loss of $7.3 million, respectively. The net losses for the three and nine months ended September 30, 2016 were $3.0 million and $4.1 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	September 30,	December 31,
	2017	2016
European euro	$129,730	$156,352
Swedish kroner	75,879	48,555
Canadian dollar	46,374	15,645
British pound sterling	24,954	33,862
Brazilian real	10,386	2,747
Australian dollar	1,960	1,653
Japanese yen	898	3,251
Other	896	—
	$291,077	$262,065
At September 30, 2017, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$2,269	$2,737	$2,369	$75
Interest Rate Swap Contracts
On May 31, 2016, the Company drew down $105 million under the revolving credit facility as described in Note 11, "Credit Agreement," and repaid the term loan originally issued under the credit agreement dated April 5, 2013. Interest was accrued and paid monthly based on the one-month LIBOR rate. To manage the interest rate risk arising from the variability in monthly interest expense attributable to the original term loan and amounts drawn under the revolver, the Company entered into two amortizing interest rate swaps with an aggregate notional amount of $105 million. The interest rate swaps were designated, and effective, as cash flow hedges.
During the quarter ended September 30, 2017, the Company repaid all amounts outstanding under the revolving credit facility. Concurrently, the Company exited both interest rate swaps which had a combined notional amount at the time of $86.3 million and discontinued the cash flow hedge. The Company reclassified a gain of $0.5 million from accumulated other comprehensive income to interest expense because it was probable that the forecasted variable monthly LIBOR-based interest rate payments would no longer occur.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $6.1 million and $6.5 million at September 30, 2017 and December 31, 2016, respectively.

Note 7.	Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw material and subassemblies	$223,817	$200,640
Work-in-progress	52,287	43,430
Finished goods	136,901	127,301
	$413,005	$371,371

Note 8.        Property and Equipment
Property and equipment are net of accumulated depreciation of $313.6 million and $275.1 million at September 30, 2017 and December 31, 2016, respectively.

Note 9.	Goodwill
The carrying value of goodwill and the activity for the nine months ended September 30, 2017 are as follows (in thousands):

Balance, December 31, 2016	$801,406
Goodwill from acquisitions	100,022
Currency translation adjustments	29,418
Balance, September 30, 2017	$930,846

See Note 17, "Operating Segments and Related Information - Operating Segments," of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segment at September 30, 2017.

See Note 18, "Business Acquisitions," of the Notes to the Consolidated Financial Statements for additional information on the addition of goodwill from acquisitions.

Note 10.        Intangible Assets
Intangible assets are net of accumulated amortization of $100.8 million and $77.8 million at September 30, 2017 and December 31, 2016, respectively.

Note 11.	Credit Agreement
On February 8, 2011, the Company entered into a credit agreement with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement") which provides for a $500 million revolving line of credit. At September 30, 2017, the Company had no amounts outstanding under its revolving credit facility and had $16.9 million of letters of credit outstanding governed by the facility, which reduces the total available revolving credit under the Credit Agreement to $483.1 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accrued product warranties, beginning of period	$19,530	$17,492	$20,845	$16,514
Amounts paid for warranty services	(3,790)	(3,624)	(12,781)	(13,221)
Warranty provisions for products sold	3,294	5,099	10,785	15,658
Currency translation adjustments and other	90	1,025	275	1,041
Accrued product warranties, end of period	$19,124	$19,992	$19,124	$19,992

Current accrued product warranties, end of period			$16,193	$16,759
Long-term accrued product warranties, end of period			$2,931	$3,233

Note 13.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Unsecured notes	$425,000	$425,000
Credit Agreement	—	97,500
Unamortized discounts and issuance costs of unsecured notes	(4,631)	(5,579)
	$420,369	$516,921
Current portion, long-term debt	$—	$15,000
Long-term debt	$420,369	$501,921

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
On May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrued at the one-month LIBOR rate plus the applicable margin for the amount outstanding and was paid monthly in arrears. During the quarter ended September 30, 2017, the Company repaid all amounts outstanding under the revolving credit facility.

Note 14.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2017 (in thousands):

Common stock and additional paid-in capital, December 31, 2016	$12,139
Common stock issued pursuant to stock-based compensation plans, net	34,726
Stock-based compensation	25,252
Common stock and additional paid-in capital, September 30, 2017	$72,117

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Shareholders’ Equity - (Continued)
On September 8, 2017, the Company paid a dividend of $0.15 per share on its outstanding common stock to the shareholders of record as of the close of business on August 25, 2017. The total cash payments for dividends during the nine months ended September 30, 2017 were $61.8 million.

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

On April 29, 2016, Raytheon filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the denial by the United States District Court for the Eastern District of Texas of Raytheon’s Renewed Motion for Judgment as a Matter of Law, or in the Alternative, Motion for New Trial. On May 11, 2016, the FLIR Parties filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the Order of the United States District Court for the Eastern District of Texas Denying the FLIR Parties’ Amended Rule 54(d) Motion for Attorneys’ Fees and Costs under the Texas Theft Liability Act, the Order Denying the FLIR Parties’ Renewed Motion For Judgment as a Matter Of Law, and the Final Judgment to the extent it denied the FLIR Parties Attorneys’ Fees and Costs under the Texas Theft Liability Act. The matter remains ongoing and is subject to appeal. The Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR Parties, while remote, could be material.

Matters Involving the United States Department of State and Department of Commerce
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DTCC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DTCC regarding the details of the issues raised in the October 22, 2014, submission.  DTCC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months until the end of December 2017. DTCC continues its review of the Company’s activities and the Company continues to engage actively with the United States government on these matters.

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

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 312 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. During the quarter ended June 30, 2017, the Company identified the cause of these quality issues and began testing certain remedial solutions to repair the affected SkyWatch Towers. Testing of the remedial solution for certain of the product variations affected was also completed during the quarter ended June 30, 2017. Subsequent to the aforementioned identification and testing, customers who purchased the product configurations for which a remedial solution has been identified and tested were notified of their options to request modifications to their fielded units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $5.6 million and $15 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $5.6 million as of September 30, 2017. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

Note 16.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax provision	$21,004	$16,575	$46,124	$85,555
Effective tax rate	24.8%	22.0%	22.6%	44.9%

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.        Income Taxes
The effective tax rate for the three and nine months ended September 30, 2017, is lower than the United States Federal tax rate of 35 percent mainly due to the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits, excess tax benefits from stock compensation, and other discrete adjustments.
As of September 30, 2017, the Company had approximately $59.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $47.0 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of September 30, 2017, the Company had $2.5 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2013 - 2015
State of California	2013 - 2015
State of Massachusetts	2013 - 2015
State of Oregon	2013 - 2015
Sweden	2012 - 2015
United Kingdom	2012 - 2015
Belgium	2011 - 2016

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
The following tables present revenue, operating income, and assets for the six segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expense, excluding general corporate expenses, acquisition related costs, executive transition costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, costs associated with the SkyWatch product remediation, and restructuring charges. Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures, and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue—External Customers:
Surveillance	$146,805	$136,402	$394,742	$373,993
Instruments	91,429	82,673	255,253	240,160
Security	65,660	56,431	160,447	166,872
OEM & Emerging Markets	87,206	62,719	259,418	167,544
Maritime	42,256	40,586	145,909	147,469
Detection	31,356	26,417	89,881	91,391
	$464,712	$405,228	$1,305,650	$1,187,429
Revenue—Intersegments:
Surveillance	$10,115	$5,001	$18,203	$13,980
Instruments	929	709	2,916	3,498
Security	2,931	4,267	9,697	10,575
OEM & Emerging Markets	11,456	7,518	29,986	24,528
Maritime	567	656	1,865	2,728
Detection	2	—	3	31
Eliminations	(26,000)	(18,151)	(62,670)	(55,340)
	$—	$—	$—	$—
Segment operating income:
Surveillance	$44,941	$41,428	$104,313	$103,888
Instruments	29,603	27,578	74,376	67,254
Security	6,486	4,784	8,090	7,025
OEM & Emerging Markets	26,931	20,658	77,628	48,100
Maritime	4,466	3,155	19,060	16,482
Detection	8,883	6,999	24,644	25,556
	$121,310	$104,602	$308,111	$268,305
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated segment operating income	$121,310	$104,602	$308,111	$268,305
Unallocated corporate expenses	(25,492)	(16,514)	(68,733)	(49,186)
Amortization of purchased intangible assets	(7,102)	(4,329)	(20,854)	(12,464)
Amortization of acquisition-related inventory step-up	—	—	(1,992)	—
SkyWatch product quality accrual	(1,088)	(2,000)	(3,088)	(2,000)
Restructuring charges	(542)	(910)	(642)	(1,217)
Consolidated earnings from operations	87,086	80,849	212,802	203,438
Interest and non-operating expense, net	(2,553)	(5,641)	(9,165)	(12,757)
Consolidated earnings before income taxes	$84,533	$75,208	$203,637	$190,681
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	September 30,	December 31,
	2017	2016
Segment assets (accounts receivable, net and inventories):
Surveillance	$290,353	$283,324
Instruments	132,642	114,681
Security	95,063	93,174
OEM & Emerging Markets	141,212	144,862
Maritime	65,276	61,494
Detection	34,001	25,856
	$758,547	$723,391

	September 30,	December 31,
	2017	2016
Segment goodwill:
Surveillance	$259,400	$152,383
Instruments	153,677	147,595
Security	111,883	102,983
OEM & Emerging Markets	255,490	252,647
Maritime	102,384	97,860
Detection	48,012	47,938
	$930,846	$801,406
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$250,755	$229,350	$696,612	$647,938
Europe	91,529	71,949	265,842	240,656
Asia	56,416	42,639	170,061	133,877
Middle East/Africa	26,437	41,889	86,826	98,231
Canada/Latin America	39,575	19,401	86,309	66,727
	$464,712	$405,228	$1,305,650	$1,187,429
Long-lived assets by significant geographic locations are as follows (in thousands):

		December 31, 2016
	September 30, 2017	(as reclassified)
United States	$686,191	$676,007
Europe	485,216	490,089
Canada/Latin America	253,051	235,921
Other foreign	8,560	7,789
	$1,433,018	$1,409,806

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States government	$117,797	$112,735	$345,856	$298,476

Note 18.	Business Acquisitions
Point Grey Research, Inc.
On November 4, 2016, the Company completed the acquisition of the assets of Point Grey Research Inc. (“Point Grey”), a global leader in the development of advanced visible imaging cameras and solutions that are used in industrial automation systems, medical diagnostic equipment, people counting systems, intelligent traffic systems, military and defense products, and advanced mapping systems, for approximately $259.2 million in cash, subject to customary post-closing adjustments. During the third quarter of 2017, the Company finalized the purchase price allocation which had no change to the previously recorded allocation of $39.8 million to identifiable intangible assets and $183.7 million to goodwill. These amounts have been recorded in the Company’s OEM & Emerging Markets segment.
The allocation of the purchase price for Point Grey is as follows (in thousands):

Cash acquired	$2,994
Other tangible assets and liabilities, net	35,064
Net deferred taxes	(2,438)
Identifiable intangible assets	39,800
Goodwill	183,741
Total purchase price	$259,161
The allocation of the purchase price related to this acquisition is based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The goodwill of $183.7 million represents future economic benefits expected to arise from synergies from combining operations and the ability of Point Grey to provide the Company domain knowledge and distribution channels in adjacent markets.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Business Acquisitions - (Continued)
Acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, customer relationships, backlog, and non-competition agreements. Developed technology represents the economic advantage of having certain technologies in place that lower manufacturing and operating costs and drive higher margins. Customer relationships represent the relationships Point Grey has established in the OEM and people counting markets as of the date of the acquisition. Backlog represents “pre-sold” business at the date of acquisition, which provides positive earning streams post acquisition that exceed what is required to provide a return on the other assets employed. Non-competition agreements represent the economic benefit of having agreements with certain current and former employees and shareholders of Point Grey that restrict their ability to compete directly with the Company.
The developed technology was valued using the income approach and relief from royalty method. Customer relationships and backlog were valued using the income approach and multi-period excess earnings method. Non-competition agreements were valued using the income approach and the with-and-without method.
Prox Dynamics, AS
On November 30, 2016, the Company acquired 100% of the outstanding stock of Prox Dynamics AS (“Prox Dynamics”), a leading developer and manufacturer of nano-class UASs for military and para-military intelligence, surveillance, and reconnaissance applications, for approximately $134.1 in cash, subject to customary post-close adjustments. At December 31, 2016, the Company reported the net tangible assets of $11.3 million in the respective balance sheet accounts and the excess purchase price of $122.8 million in other long-term assets.
During the three months ended March 31, 2017, the Company performed a preliminary purchase price allocation which resulted in an allocation of $31.4 of identifiable intangible assets and $91.9 million of goodwill in conjunction with the Prox Dynamics acquisition, which has been recorded in the Company’s Surveillance business segment.
During the three months ended June 30, 2017, the Company finalized the purchase price allocation, resulting in a $7.4 decrease to net deferred taxes, and a corresponding $7.4 increase in goodwill. The goodwill of $99.3 represents future economic benefits expected to arise from synergies from combining operations the ability of Prox Dynamics to provide the Company domain knowledge and distribution channels in adjacent markets.
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
On October 19, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its common stock, payable on December 8, 2017, to shareholders of record as of the close of business on November 24, 2017. The total cash payment of this dividend will be approximately $20.8 million.

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
Revenue. Consolidated revenue for the three months ended September 30, 2017, increased by 14.7 percent year over year, from $405.2 million in the third quarter of 2016 to $464.7 million in the third quarter of 2017. Consolidated revenue for the nine months ended September 30, 2017, increased by 10.0 percent year over year, from $1,187.4 million in the first nine months of 2016 to $1,305.7 million in the first nine months of 2017. Revenue increased in all six of our operating segments for three month period ended September 30, 2017. Increases in revenues for the nine month period in our Surveillance, Instruments, and OEM & Emerging Markets segments were partially offset by declines in revenues in our Security, Maritime, and Detection segments. The growth for the three month period ended September 30, 2017 occurred in all six of our operating segments, supported by the acquisitions of Prox Dynamics and Point Grey. The acquisitions of Armasight, Prox Dynamics, and Point Grey were the primary drivers in revenue growth for the nine month period ended September 30, 2017 compared to the same periods ended September 30, 2016.
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
International sales accounted for 46.0 percent and 43.4 percent of total revenue for the quarters ended September 30, 2017 and 2016, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months periods ended September 30, 2017 were $241.8 million and $684.7 million, respectively compared to cost of goods sold for the three and nine months ended September 30, 2016 of $213.9 million and $635.0 million, respectively. The year over year increase in cost of goods sold is primarily related to higher revenues in 2017.
Gross profit. Gross profit for the quarter ended September 30, 2017, was $222.9 million compared to $191.4 million for the same quarter last year. Gross profit for the nine months ended September 30, 2017 was $620.9 million compared to $552.4 million for the nine month period ended September 30, 2016. Gross margin, defined as gross profit divided by revenue, increased from 47.2 percent in the third quarter of 2016 to 48.0 percent in the third quarter of 2017 and increased from 46.5 percent for the nine months ended September 30, 2016, to 47.6 percent during the nine months ended September 30, 2017. The increase in gross margin for the three and nine month periods was primarily due to the acquisitions and favorable product mix.
Research and development expenses. Research and development expenses for the third quarter of 2017 totaled $42.9 million, compared to $33.8 million in the third quarter of 2016. Research and development expenses in the first nine months of 2017 were $127.9 million compared to $109.3 million for the first nine months of 2016. The increase in research and development expenses year over year for the three and nine month periods was primarily related to the inclusion of companies acquired in the last 12 months. Research and development expenses as a percentage of revenue were 9.2 percent for the three months ended September 30, 2017 and 8.4 percent for the three months ended September 30, 2016. Research and development expenses as a percentage of revenue for the first nine months of 2017 were 9.8 percent compared to 9.2 percent during the first nine months of 2016. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2016, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $92.9 million and $76.7 million for the quarters ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses were $280.2 million and $239.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in selling, general, and administrative expenses year over year for the three and nine month periods was primarily related to the inclusion of selling, general, and administrative expenses of companies acquired in the last 12 months. Selling, general, and administrative expenses as a percentage of revenue were 20.0 percent and 18.9 percent for the quarters ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses as a percentage of revenue were 21.5 percent and 20.2 percent for the nine month periods ended September 30, 2017 and 2016, respectively. Over the past five annual periods through December 31, 2016, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.7 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Interest expense. Interest expense for the three months ended September 30, 2017, was $3.8 million, compared to $5.7 million for the same period of 2016. Interest expense for the nine months ended September 30, 2017, was $12.7 million, compared to $13.5 million for the nine months ended September 30, 2016. Interest expense in 2017 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and amounts drawn under our credit facility. During the three month period ended September 30, 2017 we paid off the outstanding amount drawn on our credit facility. Interest expense in 2016 was primarily associated with the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes and our term loan that was drawn upon under our credit agreement.
Income taxes. Our income tax provision of $21.0 million and $46.1 million for the three and nine month periods ended September 30, 2017, represents an effective tax rate of 24.8 percent and 22.6 percent, respectively. Our income tax provision for the three and nine month periods ended September 30, 2016 was $16.6 million and $85.6 million, which represented an effective tax rate of 22.0 percent and 44.9 percent, respectively. The effective tax rate for the three and nine months ended September 30, 2017 is lower than the United States Federal tax rate of 35 percent mainly due to the mix of lower foreign jurisdiction tax rates, the effect of federal, foreign and state tax credits, excess tax benefits for stock compensation, and other discrete adjustments. The first quarter of 2016 included discrete tax charges totaling $39.6 million related to the January 11, 2016, announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016, related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of September 30, 2017. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.

Segment Operating Results

The Company is currently organized into six reportable operating segments. See Note 17, “Operating Segments and Related Information,” of the Notes to the Consolidated Financial Statements for a description of each segment, including the types of products and services from which each segment derives its revenues. On August 30, 2017, we announced our plans to realign the business operations into three principle business units: Government and Defense, Industrial, and Commercial. The Government and Defense business unit will consist of the current Surveillance and Detection segments, excluding the Outdoor and Tactical Systems (OTS) business; The Industrial business unit will consist of the current Instruments and OEM and Emerging segments, excluding the Intelligent Traffic Systems (ITS) business; and the Commercial business unit will consist of the current Maritime and Security segments, along with the ITS and OTS businesses. With this consolidation, we intend to reduce complexity, realize greater operating synergies, and enhance management focus. We expect to report our financial results in accordance with this new operating structure beginning with the first quarter 2018 operating results. The operating results of our six current reportable operating segments for the three and nine months ended September 30, 2017 are presented below.
Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$146.8	$136.4	$394.7	$374.0
Earnings from operations	44.9	41.4	104.3	103.9
Operating margin	30.6%	30.4%	26.4%	27.8%
Backlog			395	363
Surveillance revenue for the quarter ended September 30, 2017, increased by 7.6 percent compared to the same period of 2016. Surveillance revenue for the nine months ended September 30, 2017, increased by 5.5 percent compared to the same period of 2016. The increase in revenue for the quarter ended September 30, 2017, compared to the same period of 2016 was driven by increase in sales in Airborne and Weapon Sights markets, and the addition of the Prox Dynamics business, which was acquired in November 2016, partially offset by lower Land market sales. The increase in revenue for the nine months ended September 30, 2017 compared to the same period of 2016 was predominately due to the addition of Armasight, which was acquired in June 2016 , the Prox Dynamics business, and increased Airborne sales. The increase in earnings from operations for the three and nine month periods ended September 30, 2017, compared to the same periods in 2016, was primarily due to higher revenues and favorable product mix, partially offset by increased operating expenses from the acquired businesses. The increased backlog in the Surveillance segment is largely attributed to the $74.7 million contract for land surveillance systems from the United States Army received in September 2017.

Instruments
Instruments operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$91.4	$82.7	$255.3	$240.2
Earnings from operations	29.6	27.6	74.4	67.3
Operating margin	32.4%	33.4%	29.1%	28.0%
Backlog			34	27
Instruments segment revenue for the quarter ended September 30, 2017, increased by 10.6 percent compared to the same period of 2016. Instruments revenue for the nine months ended September 30, 2017, increased by 6.3 percent compared to the same period of 2016. The increase in revenue for the three and nine month periods was predominately attributable to strength in the Premium and Volume Handheld product lines driven by new product launches, supplemented by growth in Optical Gas and Fire products. The revenue growth for the three and nine month periods was partially offset by declines in the test and measurement product lines. The increase in earnings from operations for the three and nine months ended September 30, 2017, compared to the same periods of 2016, was primarily due to the higher revenue base.
Security
Security operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$65.7	$56.4	$160.4	$166.9
Earnings from operations	6.5	4.8	8.1	7.0
Operating margin	9.9%	8.5%	5.0%	4.2%
Backlog			24	23
Security segment revenue for the quarter ended September 30, 2017, increased by 16.4 percent compared to the same period of 2016. Security revenue for the nine months ended September 30, 2017, decreased by 3.9 percent compared to the same period of 2016. The increase in revenue for the three month period ended September 30, 2017 was predominately due to growth in the Lorex-branded and other consumer-grade retail sales. The decrease in revenue for the nine month period ended September 30, 2017 compared to the same period ended September 30, 2016 was primarily due to a reduction in sales for consumer-grade security products in retail channels during the first six months of 2017, partially offset by increased consumer-grade sales through our e-commerce channel. The increase in earnings from operations for the three and nine months ended September 30, 2017, compared to the same periods of 2016, was due to cost savings initiatives in 2017.
OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$87.2	$62.7	$259.4	$167.5
Earnings from operations	26.9	20.7	77.6	48.1
Operating margin	30.9%	32.9%	29.9%	28.7%
Backlog			162	139

OEM & Emerging Markets segment revenue for the quarter ended September 30, 2017, increased by 39.0 percent compared to the same period of 2016. The increase in revenue for the three month period ended September 30, 2017 was primarily related to revenue from the Point Grey business acquired in November 2016, supplemented by growth in our unmanned aerial systems and mobile accessories product lines. OEM & Emerging Markets revenue for the nine months ended September 30, 2017, increased by 54.8 percent compared to the same period of 2016. The increase in revenue for the nine month period was primarily due to the Point Grey acquisition and growth in our cores and traffic product lines. The increase in earnings from operations for the three and nine months ended September 30, 2017, compared to the same periods of 2016, was due to higher revenues. The increase in backlog for the OEM & Emerging Markets segment was primarily attributed to the inclusion of backlog associated with the Point Grey acquisition.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$42.3	$40.6	$145.9	$147.5
Earnings from operations	4.5	3.2	19.1	16.5
Operating margin	10.6%	7.8%	13.1%	11.2%
Backlog			16	24

Maritime segment revenue for the quarter ended September 30, 2017, increased by 4.1 percent compared to the same period of 2016. The increase was due to sales on the new Axiom line of multi-function displays which began shipping during the second quarter of 2017. Maritime revenue for the nine months ended September 30, 2017, decreased by 1.1 percent. The decrease in revenue for the nine month period of 2017 compared to the same period of the prior year was driven by a decline in Thermal camera sales, partially offset by the increase in multi-function display sales. The increase in operating income for the three and nine month periods ended September 30, 2017 compared to the same periods of 2016 was driven by stronger margins on shipments of new products introduced in 2017.
Detection
Detection operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$31.4	$26.4	$89.9	$91.4
Earnings from operations	8.9	7.0	24.6	25.6
Operating margin	28.3%	26.5%	27.4%	28.0%
Backlog			78	68
Detection segment revenue for the quarter ended September 30, 2017, increased by 18.7 percent compared to same period of 2016. The increase for the quarter ended September 30, 2017 compared to the same period of 2016 was due to higher shipments of our CBRNE threat response systems to the United States government customers and higher sales of our ChemBio and Radiation products. Detection revenue for the nine months ended September 30, 2017, decreased by 1.7 percent. The decrease in revenue for the nine month period ending September 30, 2017, compared to the same periods of 2016, was primarily due to lower shipments of our CBRNE threat response systems during the period. These shipments account for a significant portion of Detection revenues, and timing of delivery schedules impacts periodic results. The increase in earnings from operations for the three month period ended September 30, 2017, compared to the same period of 2016 was due to the higher revenues in the quarter, while the decrease for the nine months ended September 30, 2017, compared to the same period of 2016 was due to lower revenues.

Liquidity and Capital Resources
At September 30, 2017, we had a total of $437.0 million in cash and cash equivalents, $136.6 million of which resided in the United States and $300.4 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2016, of $361.3 million, of which $98.3 million resided in the United States and $263.0 million at our foreign subsidiaries. The increase in cash and cash equivalents during the nine months ended September 30, 2017, was primarily due to cash provided from operations of $209.3 million and proceeds of $44.2 million from shares issued under our stock compensation plans, partially offset by the pay down on our revolving credit facility of $97.5 million, capital expenditures of $31.9 million and dividend payments of $61.8 million.
Cash provided by operating activities during the nine months ended September 30, 2017, totaled $209.3 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital.
Cash used for investing activities for the nine months ended September 30, 2017, totaled $29.0 million, which primarily consisted of capital expenditures in the ordinary course of business.
Cash used by financing activities for the nine months ended September 30, 2017, totaled $124.6 million, which primarily consisted of repayment of borrowings under our revolving credit facility and the payment of quarterly dividends, partially offset by proceeds from share issuances pursuant to our stock plans.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month Eurocurrency-based borrowing rate was 2.610 percent per annum and the prime lending-based borrowing rate was 4.625 percent per annum at September 30, 2017. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At September 30, 2017, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at September 30, 2017. The credit facilities available under the Credit Agreement are unsecured.
On May 31, 2016, the Company drew down $105 million under the revolving credit facility and repaid the term loan originally issued under the credit agreement dated April 5, 2013. Interest was accrued and paid monthly based on the one-month LIBOR rate. To manage the interest rate risk arising from the variability in monthly interest expense attributable to amounts drawn under the revolver, the Company entered into two amortizing interest rate swaps with an aggregate of $105 million. The interest rate swaps were designated, and effective, as cash flow hedges.
During the quarter ended September 30, 2017, the Company repaid all amounts outstanding under the revolving credit facility. Concurrently, the Company exited both interest rate swaps which had a combined notional value at the time of $86.3 million. We had $16.9 million of letters of credit outstanding under the Credit Agreement at September 30, 2017, which reduced the total available revolving credit under the Credit Agreement.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. An aggregate of 6.3 million shares were repurchased under this authorization, which expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. As of September 30, 2017, no shares have been repurchased under the February 8, 2017 authorization.
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

Off-Balance Sheet Arrangements
As of September 30, 2017, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. The FASB has recently issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include (i) ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and (ii) ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.
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
The Company has made progress toward completing the evaluation of the potential changes from adopting the new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on all of its revenue streams and most of its significant contracts. The Company has completed the assessment of the impact on its business processes, controls and systems. During the third quarter of 2017, the Company completed the design of the changes to our business processes, controls and systems. The Company plans to implement the changes in the fourth quarter of 2017. The Company has also begun quantifying the impact of the adoption of the standard on retained earnings as of January 1, 2017. However, the impact to retained earnings is not known at this time, as it will be dependent on the number, size, and complexity of contracts that have not been substantially completed as of December 31, 2017.
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

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended September 30, 2017.

Contingencies
See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc., the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

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

•
risks, costs, impacts and obligations associated with the United States Foreign Corrupt Practices Act ("FCPA"), and other anti-bribery and anti-corruption laws applicable to us, and laws applicable to global trade and United States exports and costs and penalties from violations of such laws and related regulations, including the costs associated with required remedial and other increased compliance activity;

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
We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export licenses and other authorizations are required from United States government agencies under the ITAR, the Export Administration Regulation (“EAR”), the Office of Foreign Assets Control (“OFAC”) Regulations, the Trading with the Enemy Act of 1917, the International Emergency Economic Powers Act (“IEEPA”), the Arms Export Control Act of 1976 (“AECA”), and other similar laws and regulations for the sale, use and export of many of our products and related data and services. Thermal and infrared products and technical data have been subject to the ITAR and EAR, historically under United States Munitions List (“USML”) Category XII and Commerce Control List (“CCL”) Category 6. Recently, the United States Government’s export reform effort resulted in the transition of various Company products from the USML to the CCL, shifting the licensing requirements and restrictions for products regulated by the Department of Commerce under the EAR. This transition has increased the licensing requirements and restrictions on some products and reduced the requirements and restrictions on others. We can give no assurance that we will be successful in obtaining the necessary licenses from the United States Department of State or Department of Commerce required to conduct our business as presently or historically conducted.

The United States export licensing environment has been affected by a number of factors, including but not limited to, the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States reliance on the tactical advantage of the night-time war fighter. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted the Company directly. In addition, the Company’s 2014 submission to the United States Department of State Office of Defense Trade Controls Compliance (“DTCC”) pursuant to ITAR § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company, have led to heightened scrutiny of export licenses for products in our markets and in some cases, has resulted in lengthened drafting and review periods for our license applications, including in countries where we have historically made significant sales. Subsequent engagement with the DTCC as part of the Company’s 2014 and related submissions and other communications concerning the Company’s licensing posture overall, highlight DTCC’s focus on the manner in which the Company handles exports of its products, technical data and services subject to the ITAR. In addition, concerns with respect to potential diversion of certain of the Company's products to prohibited end users and countries subject to economic and other sanctions implemented by the United States government has caused the United States Department of Commerce Bureau of Industry and Security to restrict recently the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce.
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

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	variations in the volume of orders for a particular product or product line in a particular fiscal quarter;

•	the size and timing of new contract awards;

•	the timing of the release of government funds for procurement of our products; and

•	the timing of orders and shipments within a given fiscal quarter.

Seasonal fluctuations in our operating results are an outcome of:

•	the seasonal pattern of contracting by the United States government and certain foreign governments;

•	the desire of customers to take delivery of equipment prior to fiscal year ends due to funding considerations; and

•	the tendency of commercial enterprises to utilize fully annual capital budgets prior to expiration.
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
Our products may suffer from defects or errors leading to substantial product liability, damage or warranty claims
We include complex system designs and components in our products that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses including expenses arising from product liability and warranty claims. It also could disrupt sales and affect our reputation and that of our products, which could have a material adverse effect on our business, financial condition and results of operations. As we expand our presence into new markets, we may face increased exposure to product liability claims. We maintain product liability insurance but cannot be certain that it will be sufficient or will continue to be available on acceptable terms.
Risks, Uncertainties and Other Factors Related to Our Technology and Intellectual Property
Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business
Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold worldwide patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Any failure by us to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the markets we serve, there can be no assurance that we will be able to maintain our competitive advantage or that our competitors will not develop capabilities equal or superior to ours.
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
We require user names and passwords in order to access our information technology systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. These security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to induce by fraud employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. These security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise impact the use of our information technology systems. Moreover, if a security breach of our information technology system affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation and potential liability.
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
We must successfully manage a complex global organization
As we have grown, the size and scope of our worldwide operations have also increased substantially. We currently design, manufacture and market numerous product lines in locations worldwide. Significant management time and effort is required to manage effectively the increased complexity of the business and our failure to successfully do so could have a material adverse effect on our business, financial condition and results of operations. Our inability to continue to manufacture our products at one or more of our facilities as a result of, for example, a prolonged power outage, earthquake, fire or other natural disaster, or labor or political unrest, could prevent us from supplying products to our customers and could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to integrate successfully recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
We have made twelve acquisitions of various sizes in the past five years. The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
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

We may not be able to refinance our indebtedness on favorable terms, if at all, which could materially and adversely affect our liquidity and our ongoing results of operations.
Our ability to refinance indebtedness, including the Notes, will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness, including the Notes, could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon favorable terms could materially and adversely affect our business, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.
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
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Description
10.1	Separation and Release of Claims Agreement between FLIR Systems, Inc. and Thomas A. Surran effective as of September 30, 2017.(1)
10.2	Executive Officer Severance Plan Agreement between FLIR Systems, Inc. and Thomas A. Surran dated April 24, 2017.(1)
10.3	FLIR Systems, Inc. Executive Officer Severance Plan, effective May 1, 2017.(1)
10.4
Offer Letter (the “Offer Letter”) between FLIR Systems, Inc. and Carol P. Lowe dated as of October 16, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2017).(1)

10.5
Change of Control Agreement between FLIR Systems, Inc. and Carol P. Lowe attached to the Offer Letter as Attachment A (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 24, 2017).(1)

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

FLIR SYSTEMS, INC.

Date October 27, 2017	/s/ Shane R. Harrison
Shane R. Harrison
Sr. Vice President, Corporate Development & Strategy and Interim Chief Financial Officer
(Duly Authorized and Principal Financial Officer)