Form 10-K
period 2017-12-31
FLIR SYSTEMS INC
filed 2018-02-23
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $4,711,497,291.
As of February 16, 2018, there were 138,919,705 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2018 Annual Meeting of Shareholders.

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
Through December 31, 2017, our business was organized into six operating segments: Surveillance, Instruments, Security, OEM & Emerging Markets, Maritime and Detection. In August 2017, we announced a realignment of our business into three principle business units: Government and Defense, Industrial, and Commercial. For the purposes of this report, all business descriptions and financial results are based upon our reporting structure as of December 31, 2017.
As of December 31, 2017, we were organized into the following six operating segments:
Surveillance: The Surveillance segment provides enhanced imaging and recognition solutions under our commercially developed, military qualified ("CDMQ") model to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. Surveillance also develops hand-held and weapon-mounted thermal imaging systems for use by consumers. These products are sold off-the-shelf or can be customized for specific applications and range in price from under $1,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized multi-spectral targeting systems. Revenue from Surveillance was $545.8 million in 2017, which represented approximately 30 percent of consolidated revenue.
Instruments: The Instruments segment provides devices that image, measure, and assess thermal energy, gases, electricity, and other environmental elements for industrial, commercial, and scientific applications under the FLIR and Extech brands. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, HVAC/R, firefighting, safety and health, and a variety of other sectors. Revenue from Instruments was $357.8 million in 2017, which represented approximately 20 percent of consolidated revenue.
Security: The Security segment develops and manufactures a wide spectrum of cameras and video recording systems for use in commercial, critical infrastructure, and home monitoring applications. The segment sells products under the FLIR and Lorex brands. Revenue from Security was $231.5 million in 2017, which represented approximately 13 percent of consolidated revenue. On February 6, 2018, we completed the sale of Lorex and our consumer and small and medium-sized visible-spectrum security products business. This sale is expected to enable us to focus the Security segment on critical infrastructure and enterprise segments of the broader security market. See Note 21, "Subsequent Events," to the Consolidated Financial Statements in Item 8 for additional information.
OEM & Emerging Markets: The OEM & Emerging Markets segment provides thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. This segment also houses our emerging businesses, including intelligent traffic systems, imaging solutions for the smartphone and mobile devices market, and thermal imaging solutions for commercial-use unmanned aerial systems ("UAS"). Revenue from OEM & Emerging Markets was $347.2 million in 2017, which represented approximately 19 percent of consolidated revenue.

Maritime: The Maritime segment develops and manufactures electronics and imaging instruments for the recreational and commercial maritime market under the FLIR and Raymarine brands. The segment provides boats of all sizes, a full suite of electronic instruments, control systems, and communications equipment. Revenue from Maritime was $189.7 million in 2017, which represented approximately 11 percent of consolidated revenue.
Detection: The Detection segment offers sensors, instruments, and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, first responders, and commercial applications. Detection has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. Revenue from Detection was $128.5 million in 2017, which represented 7 percent of consolidated revenue.
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

RESEARCH & DEVELOPMENT
Our success has been, and will continue to be, substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our research and development ("R&D") capabilities. Our internally funded R&D expenses were $170.7 million, $147.5 million, and $132.9 million in 2017, 2016 and 2015, respectively. We intend to continue to have significant internal R&D expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we engage in R&D projects that were reimbursed by government agencies or prime contractors pursuant to development contracts we undertook. We believe our R&D capabilities are most efficiently deployed in a commercial environment, where we are free to innovate to meet market and customer needs, as such, the amount of externally funded R&D work that we undertake has been declining.

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
Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2013, we have invested $741.6 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable, yield the highest expected financial return and can be marketed to multiple markets for multiple applications.
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
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flows. In the years ended December 31, 2017 and 2016, our net cash provided by operating activities was $308.3 million and $319.8 million, respectively. Our operating cash flows have exceeded our net earnings in each of the last five years. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2013, we have utilized approximately $531.5 million of cash for acquisitions, $490.6 million for share repurchases, $317.8 million for dividends, and $259.4 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual growth rate of approximately 16 percent.

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
The Surveillance segment typically has the highest backlog of our segments relative to revenue and in absolute terms. At December 31, 2017, the Surveillance segment had a total backlog of $354 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
At December 31, 2017, the Instruments segment had a total backlog of $30 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.

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

Security Segment
The Security segment provides security solutions for a multitude of applications, from home and small business monitoring to enterprise and infrastructure security. The segment develops video security solutions for use in commercial, critical infrastructure, perimeter surveillance, and home security applications. These solutions include thermal and visible-spectrum cameras, digital and networked video recorders, and related video management systems ("VMS") software and video analytics software accessories that enable the efficient and effective safeguarding of assets at all hours of the day and night and during adverse weather conditions.
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
Petrochemical
Our thermal security cameras help petrochemical facilities meet the United States Department of Homeland Security's Chemical Facility Anti-Terrorism Standards. Thermal security cameras are highly effective in meeting the standards' requirements for monitoring a facility's perimeter, securing applicable assets, and solidifying a deter, detect, and delay strategy.

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
At December 31, 2017, the Security segment had a total backlog of $23 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
Our vertically integrated manufacturing capability, built over many years, enables us to provide thermal camera core and component products to other FLIR segments at low cost, as well as sell cores and components to third party customers. Our cores and components are designed for easy and efficient integration into higher levels of product assembly. Third party OEMs integrate these cores and components into their own branded products. We operate under this model so to aggregate the largest amount of volume possible, which lowers our total cost to produce camera cores and components.
The OEM & Emerging Markets segment also houses our Emerging Markets businesses, which are businesses that are identified as high-potential but do not yet have the scale to represent their own segment. Included in Emerging Markets is our Intelligent

Traffic Systems business, which develops and manufactures software-enabled automotive and pedestrian monitoring and control systems, our Mobile products business, makers of thermal imaging accessories for the smartphone market, and our commercial UAS business, which provides thermal cameras and cores for use on, or integration into, UAS systems, which are often referred to as “drones.”
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
Mobile
Leveraging our ability to produce thermal sensors at a low cost and with low size, weight, and power consumption, we created a line of personal thermal imaging cameras that attach to smartphones. The mass adoption of smartphones has driven significant growth in the development of tools that extend the utility of these devices, and our FLIR ONE® products do this by empowering consumers with thermal imaging on their smartphones. We believe that the potential of thermal imaging as a tool for consumers provides this segment with an emerging opportunity for growth.
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
Sales and Distribution
We employ primarily a direct sales force for selling and distributing our thermal cores and components, and both direct sales and distributors for our visible-spectrum camera cores. The majority of our Mobile market sales are generated through wholesale channels, which include national and regional consumer electronics chains, large online retailers, and specialty retailers. We also sell our Mobile products directly to consumers through our own network of e-commerce websites. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations, and through licensees. A dedicated staff of business development managers for the Intelligent Traffic products assist the distribution channel, made up of traffic control systems integrators and engineering consultants, with application development, technical training, and operational assistance.
At December 31, 2017, the OEM & Emerging Markets segment had a total backlog of $169 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
Markets
Recreational Boating
The recreational boating market, which represents the majority of our sales, is comprised of fresh and saltwater fishing, sport/cruising, and sailing. Our core MFD products are engineered to address the needs of all three markets. We also develop products specifically for strategic markets and customers, such as Dragonfly® sonars for freshwater fishermen, wind instruments for sailors, and vessel automation for boat builders.
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
At December 31, 2017, the Maritime segment had a total backlog of $17 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
The Detection segment derives a portion of its revenue, approximately 9 percent in 2017, from funding received from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded R&D efforts.
At December 31, 2017, the Detection segment had a total backlog of $59 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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

EMPLOYEES
As of December 31, 2017, we had 3,542 employees of which 1,840 were located in the United States and 1,702 located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing, and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are generally good.

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
Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have a material adverse effect on our business. For the fiscal years ended December 31, 2017, 2016 and 2015, approximately 26 percent, 25 percent and 21 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. In addition, at its discretion, the United States government may change its spending priorities and/or terminate, reduce or modify contracts.
Substantial uncertainty exists in the spending levels and priorities of the United States government, particularly with respect to military expenditures. Continued and further reductions in military spending could have a material adverse effect on our results from operations.
As a United States government supplier, we are subject to a number of procurement rules and regulations
Government contractors must comply with specific procurement regulations and other requirements and are subject to routine and non-routine audits and investigations by United States government agencies. In addition, violations of these regulations or other unrelated laws and statutes can lead to debarment and other penalties. If we fail to comply with procurement rules and regulations and other laws and statutes, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently. An adverse action by the United States government could also result in lost sales to non-governmental customers who might disqualify us as a result of such adverse action. The impairment or loss of our government contracts could have a material adverse effect on our business.
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
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2017, 2016 and 2015, international sales accounted for 47 percent, 46 percent and 47 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Certain of these products, particularly our thermal and infrared products, are subject to substantial government regulation and licensing and end use restrictions throughout the world. Our international business activities are subject to a number of risks, including:

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
The United States export licensing environment has been affected by a number of factors, including but not limited to, the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States reliance on the tactical advantage of the night-time war fighter. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted the Company directly. In addition, the Company’s 2014 submission to the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”) pursuant to ITAR § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company, have led to heightened scrutiny of export licenses for products in our markets and in some cases, has resulted in lengthened drafting and review periods for our license applications, including in countries where we have historically made significant sales. Subsequent engagement with the DDTC as part of the Company’s 2014 and related submissions and other communications concerning the Company’s licensing posture overall, highlight

DDTC’s focus on the manner in which the Company handles exports of its products, technical data and services subject to the ITAR. In addition, concerns with respect to potential diversion of certain of the Company's products to prohibited end users and countries subject to economic and other sanctions implemented by the United States government has caused the United States Department of Commerce Bureau of Industry and Security to restrict recently the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce.
Although we have taken actions and continue to take additional actions necessary to implement policies and procedures to promote an improved compliance culture and programs, there is no guarantee that our actions will be effective or that government agencies will not view our actions and programs with heightened scrutiny, including as a result of events outside the Company’s control. As a result, we may receive more restrictive provisos or limitations on new license requests, wholesale denials of our license requests, suspensions or terminations of our existing licenses, or delays in receiving new licenses resulting from requests for follow-up information, due diligence requests or additional limitations on our sale to third parties. We can give no assurance that we will be successful in obtaining necessary licenses required to facilitate our international business. Failures to obtain or delays in obtaining licenses may prevent or limit our ability to market, sell, export, or transfer our products outside the United States and has had and could continue to have a material adverse effect on our business and our operating results.
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

Amounts included in our backlog may not result in actual revenues or translate into profits

Many contracts are subject to cancellation or suspension on short notice at the discretion of the customer, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to delivery delays or cancellations resulting from customer-specific circumstances, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future. Accordingly, there is no assurance that backlog will actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial position and liquidity.
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
We are effectively self-insured against many potential liabilities

Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of actuarial services. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.
Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions. For example, in January 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries.  The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Count of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union.   The Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.
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
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017.  The Tax Act, among other things, (i) permanently reduces the US corporate income tax rate to 21% beginning in 2018, (ii) provides for a five year period of 100% bonus depreciation followed by a phase-down of the bonus depreciation percentage, and (iii) provides for more general changes to the taxation of corporations, including changes to the deductibility of interest expense, the adoption of a modified territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of US-owned foreign corporations, and introducing certain anti-base erosion provisions. The long-term impact of the Tax Act on the general economy cannot be reliably predicted at this time and will require rule-making and interpretation in a number of areas.
The Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of certain accounting guidance is currently evolving. Further, compliance with the Tax Act and the accounting for certain provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional interpretative guidance is issued by the applicable authorities, we will continue our analysis on the application of the Tax Act and will revise our current estimates in future periods. The revisions to our current estimates could materially affect our results of operations, cash flow and financial position.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2017, we conducted manufacturing, research and development, and sales and administration in 98 facilities worldwide. Of these, we owned 7 facilities with approximately 712 thousand square feet and leased 28 facilities with approximately 398 thousand square feet in the United States, and we owned 7 facilities with approximately 328 thousand square feet and leased 56 facilities with approximately 320 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
North Billerica (Boston), Massachusetts	133	—
Täby (Stockholm), Sweden	205	—
Elkridge (Baltimore), Maryland	—	109
Nashua, New Hampshire	140	—
Tallinn, Estonia	46	—
Markham (Toronto), Ontario, Canada	—	27
Goleta (Santa Barbara), California	169	—
Fareham (Portsmouth), United Kingdom	63	—
Stillwater, Oklahoma	—	28
Meer (Antwerp), Belgium	—	12
Richmond (Vancouver) British Columbia, Canada	—	52
Other	130	490
Total	1,040	718
Our reportable segments operate out of facilities as follows:
Surveillance: Wilsonville, Oregon; North Billerica, Massachusetts; Täby, Sweden; Elkridge, Maryland; and 14 facilities in the United States and 15 facilities located outside the United States.
Instruments: Täby, Sweden; Nashua, New Hampshire; Tallinn, Estonia; and 2 facilities in the United States and 24 facilities located outside the United States.
Security: Markham, Ontario, Canada and 1 facility in the United States and 19 facilities outside the United States.
OEM & Emerging Markets: Goleta, California, Vancouver BC, Canada and 4 facilities in the United States and 19 facilities located outside the United States.
Maritime: Fareham, United Kingdom and 1 facility in the United States and 14 facilities located outside the United States.
Detection: Stillwater, Oklahoma; Elkridge, Maryland; and 5 facilities in the United States and 4 facilities located outside the United States.
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

On April 29, 2016, Raytheon filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the denial by the United States District Court for the Eastern District of Texas of Raytheon’s Renewed Motion for Judgment as a Matter of Law, or in the Alternative, Motion for New Trial. On May 11, 2016, the FLIR Parties filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the Order of the United States District Court for the Eastern District of Texas Denying the FLIR Parties’ Amended Rule 54(d) Motion for Attorneys’ Fees and Costs under the Texas Theft Liability Act, the Order Denying the FLIR Parties’ Renewed Motion For Judgment as a Matter Of Law, and the Final Judgment to the extent it denied the FLIR Parties Attorneys’ Fees and Costs under the Texas Theft Liability Act. The United States Court of Appeals for the Federal Circuit heard the matter on January 12, 2018 and a decision is expected later this year. The matter remains ongoing and is subject to appeal. The Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR Parties, while remote, could be material.

Matters Involving the United States Department of State and Department of Commerce
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014, submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months and at the request of DDTC on December 1, 2017, further extended the tolling agreement for an additional six months through May 9, 2018. DDTC continues its review of the Company’s activities and the Company continues to engage actively with the United States government on these matters.

In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. DDTC acknowledged the notification and at the request of DDTC, the Company executed a tolling agreement for this matter, suspending the statute of limitations through July 2018.

In June 2017, the United States Department of Commerce Bureau of Industry and Security informed the Company of additional export licensing requirements that restrict the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. The United States Department of Commerce Bureau of Industry and Security subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in EAR Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.

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

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 313 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. During the quarter ended June 30, 2017, the Company identified the cause of these quality issues and began testing certain remedial solutions to repair the affected SkyWatch Towers. Testing of the remedial solution for certain of the product variations affected was also completed during the quarter ended June 30, 2017. Subsequent to the aforementioned identification and testing, customers who purchased the product configurations for which a remedial solution has been identified and tested were notified of their options to request modifications to their fielded units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $6.9 million and $14.6 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $6.9 million as of December 31, 2017. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

	2017		2016
	High	Low	High	Low
First Quarter	$37.05	$34.15	$33.78	$27.60
Second Quarter	38.94	34.66	33.92	29.08
Third Quarter	40.66	34.10	33.23	30.41
Fourth Quarter	47.81	41.00	36.77	28.97
At December 31, 2017, there were approximately 84 holders of record of our common stock and 138,868,926 shares outstanding. During the year ended December 31, 2016, we paid dividends quarterly at the rate of $0.12 per share for a total of $65.9 million. During the year ended December 31, 2017, we paid dividends quarterly at the rate of $0.15 per share for a total of $82.6 million. On February 8, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share on its common stock, payable on March 9, 2018, to shareholders of record as of the close of business on February 23, 2018. We currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2012, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	2012	2013	2014	2015	2016	2017
FLIR Systems, Inc.	$100.00	$136.62	$148.47	$130.84	$171.27	$224.04
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Electronic Equipment Instruments & Components Index	100.00	142.00	174.74	162.86	202.55	274.24
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. During 2017, we did not repurchase any common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2017		2016		2015		2014	2013
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,800,434		$1,662,167		$1,557,067		$1,530,654	$1,496,372
Cost of goods sold	941,658		895,046		803,506		780,281	759,362
Gross profit	858,776		767,121		753,561		750,373	737,010
Operating expenses:
Research and development	170,735		147,537		132,892		142,751	147,696
Selling, general and administrative	373,867		322,435		313,544		331,995	322,739
Restructuring expenses	625		1,431		1,361		16,383	25,832
Loss on net assets held for sale	23,588		—		—		—	—
Total operating expenses	568,815		471,403		447,797		491,129	496,267
Earnings from operations	289,961		295,718		305,764		259,244	240,743
Interest expense	16,804		18,071		14,086		14,593	14,091
Interest income	(1,764)		(1,402)		(1,167)		(1,405)	(1,058)
Other (income) expense, net	(4,144)		3,092		(12,601)	(3)	(3,473)	(1,276)
Earnings before income taxes	279,065		275,957		305,446		249,529	228,986
Income tax provision	171,842	(1)	109,331	(2)	63,760		49,268	51,971
Net earnings	$107,223		$166,626		$241,686		$200,261	$177,015

Net earnings per share:
Basic earnings per share	$0.78		$1.22		$1.73		$1.42	$1.24
Diluted earnings per share	$0.77		$1.20		$1.72		$1.39	$1.22

(1) The 2017 tax provision includes tax expense of $94.4 million resulting from the effects of new US tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017 and our subsequent decision to end permanent reinvestment of all previously unremitted foreign earnings. See Note 14, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information.

(2) The 2016 tax provision includes a discrete tax charge for certain tax legislation in Belgium of $39.6 million. See Note 14, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information.

(3) Other income in 2015 includes the gain of $20.2 million on the sale of a cost-basis investment in a private technology company.

	December 31,
	2017		2016		2015		2014	2013
	(in thousands, except per share amounts)
Balance Sheet Data:
Working capital	$992,286		$802,945		$702,169		$990,771	$1,033,216
Total assets	2,810,026		2,619,706		2,406,400		2,349,311	2,343,359
Short-term debt	11		15,025		264,707		15,041	15,064
Long-term debt, excluding current portion	420,684		501,921		93,750		357,986	372,528
Total shareholders’ equity	1,834,558		1,678,326		1,649,515		1,609,773	1,613,380

Other Financial Data:
Cash dividends declared per common share	$0.60		$0.48		$0.44		$0.40	$0.36

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
International revenue accounted for approximately 47 percent, 46 percent and 47 percent of our revenue in 2017, 2016 and 2015, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations in 2017.
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
We expect that macroeconomic factors, including fluctuations in spending by United States government agencies, rate of GDP growth in certain geographic markets, and fluctuations in foreign currency exchange rates, will continue to impact our financial results and may render predictions regarding future performance difficult to make.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory, goodwill, product warranties, contingencies and income taxes on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.
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
We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2017, our accounts receivable balance of $346.7 million is reported net of allowances for doubtful accounts of $7.6 million. We believe our reported allowances at December 31, 2017 are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establishes a new cost basis. As of December 31, 2017, our inventories of $372.2 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
Goodwill. Goodwill represents the excess purchase price of an acquired enterprise over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level during the third quarter of each year, or whenever events or circumstances indicate that the carrying value of these assets may exceed their fair value. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If there are indicators that goodwill has been impaired we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value of a reporting unit exceeds its fair value. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded. Our impairment test in the current year did not indicate an impairment of goodwill in any of our reporting units.
Product warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Our policy is to record warranty liabilities at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability of $18.1 million at December 31,

2017 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.
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
Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2017, we have determined that a valuation allowance against our deferred tax assets of $3.4 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.
We are subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.  We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled, using information that is available at the reporting date.  We review our tax positions as circumstances warrant, and update our liability for additional taxes as changes in available facts arise.

Consolidated Operating Results

The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.3	53.8	51.6
Gross margin	47.7	46.2	48.4
Operating expenses:
Research and development	9.5	8.9	8.5
Selling, general and administrative	20.8	19.4	20.1
Restructuring expenses	—	0.1	0.1
Loss on net assets held for sale	1.3	—	—
Total operating expenses	31.6	28.4	28.8
Earnings from operations	16.1	17.8	19.6
Interest expense	0.9	1.1	0.9
Interest income	(0.1)	(0.1)	(0.1)
Other (income) expense, net	(0.2)	0.2	(0.8)
Earnings before income taxes	15.5	16.6	19.6
Income tax provision	9.5	6.6	4.1
Net earnings	6.0%	10.0%	15.5%
_______________

(1)	Totals may not recompute due to rounding.

The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2017, 2016 and 2015. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be canceled at the customer's discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations.
Revenue. Revenue for 2017 totaled $1,800.4 million, an increase of 8.3 percent from 2016 revenue of $1,662.2 million. Year over year revenue increased for all segments except in our Security segment. The acquisitions of Armasight, Prox Dynamics, and Point Grey were the primary drivers in revenue growth for the year ended December 31, 2017.
Revenue for 2016 totaled $1,662.2 million, an increase of 6.7 percent over 2015 revenue of $1,557.1 million. Year over year revenue growth was primarily due to increases in our OEM & Emerging, Surveillance, and Security segments, partially offset by a decline in our Instruments segment. Acquisitions made during the year ended December 31, 2016 constitute approximately 2.1% of consolidated revenue in 2016.
International revenue in 2017 totaled $844.0 million, representing 46.9 percent of revenue. This compares with international revenue in 2016 which totaled $758.6 million, representing 45.6 percent of revenue, and $726.6 million in 2015, representing 46.7 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the years ended December 31, 2017 and 2016 was $941.7 million and $895.0 million, respectively. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix.

Cost of goods sold in 2016 was $895.0 million, compared to cost of goods sold of $803.5 million in 2015. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix and increased manufacturing variances and period costs.
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
Gross profit. Gross profit for the year ended December 31, 2017 was $858.8 million compared to $767.1 million in 2016. Gross margin, defined as gross profit divided by revenue, increased from 46.2 percent in 2016 to 47.7 percent in 2017 primarily due to favorable product mix.
Gross profit for the year ended December 31, 2016 was $767.1 million compared to $753.6 million in 2015. Gross margin decreased from 48.4 percent in 2015 to 46.2 percent in 2016 primarily due to changes in product mix and increased manufacturing variances and period costs.
Research and development. Research and development expenses were $170.7 million, or 9.5 percent of revenue, in 2017, compared to $147.5 million, or 8.9 percent of revenue, in 2016, and $132.9 million, or 8.5 percent of revenue, in 2015. The increase in research and development expenses year over year in 2017 was primarily related to the inclusion of companies acquired in 2015 and 2016.
We intend to continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high-quality products that maintain and enhance our competitive position in each of our business segments. We believe that future cash flow generation will be sufficient to support the development of new products that fuel the growth of the business.
Selling, general and administrative expenses. Selling, general and administrative expenses were $373.9 million, or 20.8 percent of revenue, in 2017 compared to $322.4 million, or 19.4 percent of revenue, in 2016 and $313.5 million, or 20.1 percent of revenue, in 2015. The increase in selling, general and administrative expenses year over year in 2017 and 2016 was primarily due to an increase in selling expenses to support the increase in revenue mentioned above as well as increased operating expenses associated with the acquisitions in November 2016. The decrease in selling, general, and administrative expenses as a percentage of revenue in 2016 compared to 2015 is due to the successful implementation of cost cutting measures in 2016. While selling, general and administrative expenses may be affected in the future by acquisitions with different cost structures, we anticipate selling, general and administrative expenses to increase at a slower rate than revenue in our existing businesses.
Restructuring expenses. During the years ended December 31, 2017, 2016 and 2015, we recorded net pre-tax restructuring expenses totaling $0.6 million, $1.4 million and $1.4 million, respectively. Restructuring expenses recorded in 2017, 2016 and 2015 were recorded in operating expenses. In the fourth quarter of 2013, we initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to larger facilities. We also consolidated our optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. The benefits from these actions are reflected in our operating results. The majority of the actions in our realignment plan were completed in 2016.
Loss on net assets held for sale. During the fourth quarter of 2017, we recorded a pre-tax loss on net assets held for sale of $23.6 million. The loss on net assets held for sale was related to the planned divestiture of our consumer and small and medium-sized visible-spectrum security business. See Note 18, "Business Acquisitions and Divestitures," to the Consolidated Financial Statements in Item 8 for additional information.
Interest expense. Interest expense totaled $16.8 million, $18.1 million and $14.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense for the year was primarily associated with the $425 million aggregate principal amount of 3.125 percent senior unsecured notes that were issued in June 2016, and amounts drawn under our credit facility, which was repaid in August 2017. The decrease in interest expense in 2017 compared to 2016 was primarily due to the $1.3 million loss incurred in 2016 on extinguishment of our debt. The increase in interest expense in 2016 compared to 2015 is primarily due to the increased amount of interest bearing debt as well as a $1.3 million loss on the extinguishment of the $250 million aggregate principal amount of our 3.75 percent senior unsecured notes that were repaid in July 2016.
Other (income) expense, net. Other income totaled $4.1 million for the year ended December 31, 2017. Other expense totaled $3.1 million for the year ended December 31, 2016 and other income totaled $12.6 million for the year ended December 31, 2015. The change in other (income) expense, net in 2017 over 2016 is primarily attributed to decreased losses on currency exchange rate fluctuations. The change in other (income) expenses, net in 2016 compared to 2015 is primarily attributed to the $20.2 million gain on the sale of our cost-basis investment in a private technology company during the year ended December 31, 2015.
Income taxes. Our income tax provision was $171.8 million, $109.3 million and $63.8 million in 2017, 2016 and 2015, respectively. The effective tax rates for 2017, 2016 and 2015 were 61.6 percent, 39.6 percent and 20.9 percent, respectively. Our effective tax rate in 2017 is higher than the United States federal tax rate of 35 percent mainly due to our estimate of the impact of the Tax Cuts and Jobs Act (the "Tax Act") , including $66.5 million for deemed distributions of previously unremitted foreign earnings, $12.8 million for revaluation of deferred tax items and $15.1 million for estimated state and foreign taxes due on distribution of previously unremitted foreign earnings. Unrecognized tax benefits for intercompany pricing increased in various jurisdictions in 2017, but this was partially offset by excess tax benefits for stock compensation and the mix of lower foreign tax rates applied to foreign earnings. In 2016, our effective tax was higher than the United States federal tax rate of 35 percent due mainly to an accrual of $39.6 million by one of our international subsidiaries in response to the European Commission’s decision regarding certain tax legislation in Belgium. In 2015, our effective tax was lower than the United States federal tax rate of 35 percent due primarily to the release of valuation allowance previously recorded against foreign deferred tax assets, and the mix of lower tax rates applied to foreign earnings. We expect the effective tax rate for 2018 to be approximately 21.5 percent excluding discrete items.
At December 31, 2017, we had United States tax net operating loss carry-forwards totaling approximately $3.9 million which expire between 2019 and 2031 and are subject to annual limitation under Section 382 of the US Internal Revenue Code. In addition, we have various state net operating loss carry-forwards totaling approximately $0.9 million which expire between 2023 and 2036. Finally, we have various foreign net operating loss carry-forwards totaling approximately $111.1 million, a portion of which expire between 2018 and 2036 and a portion of which have an indefinite carry-forward period.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2017, we have determined that a valuation allowance against our deferred tax assets of $3.4 million is required, primarily related to certain foreign deductions carried forward and acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of our international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 we filed a separate appeal with the General Court of the European Union. In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes,” we recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which we have classified as current taxes payable on the Consolidated Balance Sheet as of December 31, 2017. We have filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.

Segment Operating Results
As of December 31, 2017 and for the three year period ending, we have six reportable operating segments. The following discusses the operating results of each of our segments for that three year period.

Surveillance
Surveillance operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Revenue	$545.8	$532.5	$503.0
Earnings from operations	152.0	151.5	149.6
Operating margin	27.8%	28.5%	29.7%
Backlog	354	328	309
Surveillance revenue increased by 2.5 percent in 2017 compared to 2016. The increase in revenue in 2017 compared to 2016 was predominately due to the addition of Armasight and Prox Dynamics, which were acquired in 2016. Earnings from operations increased by 0.3 percent in 2017 compared to 2016. The slight increase in earnings from operations was primarily due to higher revenues and favorable product mix, partially offset by increased operating expenses from the acquired businesses. The increased backlog in the Surveillance segment is largely attributed to the $74.7 million contract for land surveillance systems from the United States Army received in September 2017.
Surveillance revenue increased by 5.9 percent in 2016 compared to 2015. The increase in revenue was primarily due to the acquisition of Armasight in June 2016. Earnings from operations increased by 1.3 percent in 2016 compared to 2015. The increase in earnings from operations was primarily due to the Armasight acquisition.
Instruments
Instruments operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Revenue	$357.8	$336.1	$347.5
Earnings from operations	106.9	98.8	115.1
Operating margin	29.9%	29.4%	33.1%
Backlog	30	27	27
Instruments segment revenue increased by 6.5 percent in 2017 compared to 2016. The increase in revenue for 2017 was predominately attributable to strength in the premium and volume handheld product lines driven by new product launches, supplemented by growth in optical gas and fire products. The revenue growth was partially offset by declines in the test and measurement product lines. Earnings from operations increased 8.2 percent in 2017 compared to 2016. The increase was primarily due to the higher revenue base.
Instruments revenue decreased by 3.3 percent in 2016 compared to 2015. The decrease in revenue was primarily due to a revenue decline in Europe and APAC regions. On a product line basis, declines in our building and predictive maintenance and science products lines were partially offset by increases in our firefighting and automation products lines. Earnings from operations decreased 14.2 percent in 2016 compared to 2015. The decrease in earnings from operations was due to a change in product mix, as we sold more products with lower gross margins in 2016 compared to 2015, and increased manufacturing cost under-absorption.

Security
Security operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Revenue	$231.5	$240.0	$226.6
Earnings from operations	13.8	15.9	29.4
Operating margin	5.9%	6.6%	13.0%
Backlog	23	21	16
Security segment revenue decreased by 3.6 percent in 2017 compared to 2016. The decrease in revenue was primarily due to a reduction in sales for consumer-grade security products. Earnings from operations decreased 13.4 percent in 2017 compared to 2016. The decrease in earnings from operations was due to lower revenues and lower operating margins in the consumer-grade business.
Security segment revenue for the year ended December 31, 2016 increased by 5.9 percent. The increase in revenue was primarily due to the acquisition of DVTEL in November 2015 and the inclusion of the associated revenues in the current year, partially offset by a decrease in consumer-grade security products. The decrease in earnings from operations in 2016 of 45.9 percent over 2015 was primarily due higher operating expenses associated with the DVTEL acquisition.
OEM & Emerging Markets
OEM & Emerging Markets operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Revenue	$347.2	$243.7	$186.7
Earnings from operations	103.3	66.1	43.7
Operating margin	29.8%	27.1%	23.4%
Backlog	169	143	140
OEM & Emerging Markets segment revenue increased by 42.5 percent in 2017 compared to 2016. The increase in revenue in 2017 was primarily due to the Point Grey acquisition in 2016 and growth in our cores and traffic product lines. Earnings from operations increased 56.2 percent in 2017 compared to 2016. The increase in earnings from operations is primarily due to the increase in revenue. The increase in backlog for the OEM & Emerging Markets segment was primarily attributed to orders growth in our Integrated Imaging Solutions group which includes the Point Grey acquisition.
OEM & Emerging Markets segment revenue increased by 30.5 percent in 2016 compared to 2015, primarily due to higher deliveries in most of the segment product lines, particularly in cores and components and mobile accessories, and the acquisition of Point Grey in November 2016. Earnings from operations increased in 2016 compared to 2015, primarily due to the increase in revenue.
Maritime
Maritime operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Revenue	$189.7	$185.7	$177.9
Earnings from operations	23.0	18.6	17.4
Operating margin	12.1%	10.0%	9.8%
Backlog	17	16	28

Maritime segment revenue increased by 2.1 percent in 2017 compared to 2016. The increase in revenue in 2017 was driven by sales on the new Axiom line of multi-function displays which began shipping during the second quarter of 2017, partially offset by a decline in thermal camera sales. Earnings from operations increased 24.0 percent in 2017 compared to 2016. The increase in operating income in 2017 was driven by stronger margins on shipments of new products introduced in 2017.

Maritime segment revenue for 2016 increased by 4.4 percent compared to 2015 primarily due to an increase in revenue from the Americas and Europe regions. On a product basis, increased shipments of multifunction displays, radar, and thermal cameras more than offset declines in autopilot and instrument shipments. Earnings from operations increased 6.8 percent in 2016 compared to 2015. The increase in earnings from operations is due to an increase in revenue and a decrease in operating expenses, partially offset by an increase in warranty costs.

Detection
Detection operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Revenue	$128.5	$124.1	$115.3
Earnings from operations	36.1	35.3	30.3
Operating margin	28.1%	28.4%	26.2%
Backlog	59	57	82
Detection segment revenue increased by 3.5 percent in 2017 compared to 2016, due to higher shipments of our CBRNE threat response systems to the United States government customers and higher sales of our ChemBio and Radiation products. Earnings from operations increased 2.5 percent in 2017 compared to 2016, primarily due to higher revenues in 2017.
Detection segment revenue for 2016 increased by 7.7 percent compared to 2015. The increase in revenue was primarily due to increased shipments from our CBRNE threat response systems to United States government customers. Earnings from operations increased 16.6 percent in 2016 compared to 2015. The increase in earnings from operations and operating margin were primarily due to increases in revenue and reduced operating expenses. The decrease in backlog was primarily due to significant orders for our CBRNE threat response systems that were received in the first quarter and fourth quarter of 2015 and delivered in 2016.

Liquidity and Capital Resources
At December 31, 2017, we had a total of $519.1 million in cash and cash equivalents, $228.9 million of which was in the United States and $290.2 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2016 of $361.3 million, of which $98.3 million was in the United States and $263.0 million at our foreign subsidiaries. The increase in cash and cash equivalents in 2017 was primarily due to cash provided from operations of $308.3 million and proceeds of $58.2 million from share issuances pursuant to our stock plans, partially offset by the pay down on our revolving credit facility of $97.5 million, dividend payments of $82.6 million, and capital expenditures of $42.1 million.
Cash provided by operating activities in 2017 totaled $308.3 million compared to $319.8 million in 2016 and $293.4 million in 2015. The decrease in cash provided from operations in 2017 compared to 2016 was primarily due to changes in current balances. The increase in cash provided from operations in 2016 compared to 2015 was primarily due to changes in current balances and accrued income taxes.
Cash used for investing activities for the year ended December 31, 2017 totaled $38.4 million, primarily consists of capital expenditures of $42.1 million. Cash used for investing activities for the year ended December 31, 2016 totaled $447.8 million, consisting of $419.2 million spent primarily on the acquisitions of Innovative Security Designs, LLC, Armasight, Inc, Point Grey Research Inc. and Prox Dynamics AS, and capital expenditures of $35.9 million. Cash used for investing activities for the year ended December 31, 2015 totaled $134.8 million, consisting of $92.3 million for the acquisition of DVTEL, Inc. and capital expenditures of $68.2 million, partially offset by $25.6 million of proceeds from the sale of an investment in a third party. Capital expenditures in 2015 included $33.0 million for building improvements for our new facility in Goleta, California.
Cash used by financing activities for the year ended December 31, 2017 totaled $132.6 million, which primarily consisted of repayment of borrowings under our revolving credit facility and the payment of quarterly dividends, partially offset by proceeds from share issuances pursuant to our stock plans. Cash provided by financing activities for the year ended December 31, 2016 totaled $31.1 million, primarily consisting of the net proceeds from long-term debt and the new credit agreement, partially offset by the repayment of long-term debt, repurchases of common stock and the payment of dividends. Cash used by financing activities for the years ended December 31, 2015 totaled $184.1 million, primarily consisting of the repurchase of shares of our common stock and the payment of dividends, partially offset by proceeds from shares issued pursuant to stock-based compensation plans.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provided for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rates. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month Eurocurrency-based borrowing rate was 2.944 percent per annum and the prime lending-based borrowing rate was 4.875 percent per annum at December 31, 2017. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At December 31, 2017, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2017. The credit facilities available under the Credit Agreement are unsecured.
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

During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility. Concurrently, the Company exited both interest rate swaps which had a combined notional value at the time of $86.3 million. We had $18.4 million of letters of credit outstanding under the Credit Agreement at December 31, 2017, which reduced the total available revolving credit under the Credit Agreement.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. An aggregate of 6.3 million shares were repurchased under this authorization, which expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. As of December 31, 2017, no shares have been repurchased under the February 8, 2017 authorization.
In accordance with the Tax Act, the Company has accrued $66.5 million of United States taxes payable on all previously undistributed earnings of the Company's foreign subsidiaries, estimated to be approximately $1.0 billion as of December 31, 2017. The Company has also recorded deferred tax liabilities of $15.1 million for state and foreign taxes estimated to be due upon distribution of all accumulated earnings by the Company's foreign subsidiaries.
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

Off-Balance Sheet Arrangements
As of December 31, 2017, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2017, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$471,485	$13,281	$26,563	$431,641	$—
Operating leases	30,898	9,877	11,743	7,181	2,097
Licensing rights	550	550	—	—	—
Post-retirement obligations	9,615	6,387	868	826	1,534
Belgium tax assessment	44,740	44,740	—	—	—
Other obligations	216	216	—	—	—
	$557,504	$75,051	$39,174	$439,648	$3,631
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts. We did not include approximately $18.4 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.
Aside from $44.7 million related to the Belgian tax assessment, the Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its remaining unrecognized tax benefits of $32.6 million and, therefore, has not included the related unrecognized tax benefits in the table of contractual obligations as of December 31, 2017. For further detail on unrecognized tax benefits, see Note 14, "Income Taxes," to the Consolidated Financial Statements in Item 8.

Recent Accounting Pronouncements
See Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2017, exchange contracts with a notional amount of approximately $153.0 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $984.2 million at December 31, 2017. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $98.4 million at December 31, 2017. The potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

Interest Rate Risk
Our exposure to changes in market interest rates relate primarily to interest paid on future hypothetical drawings against the Credit Agreement. Amounts borrowed under our revolving loan facility bears interest at the one-month LIBOR rate plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such long-term debt.
To mitigate the risk of changes in cash flows attributable to changes in the one-month LIBOR rate for hypothetical drawings against the revolving loan facility, the Company could consider interest rate swaps as effective cash flow hedges.
See Liquidity and Capital Resources in Item 7 and Note 3, "Derivative Financial Instruments," Note 9, "Credit Agreement," and Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Item 8, for additional information on the Company's interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
FLIR Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Portland, Oregon
February 23, 2018

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,800,434	$1,662,167	$1,557,067
Cost of goods sold	941,658	895,046	803,506
Gross profit	858,776	767,121	753,561
Operating expenses:
Research and development	170,735	147,537	132,892
Selling, general and administrative	373,867	322,435	313,544
Restructuring expenses	625	1,431	1,361
Loss on net assets held for sale	23,588	—	—
Total operating expenses	568,815	471,403	447,797
Earnings from operations	289,961	295,718	305,764
Interest expense	16,804	18,071	14,086
Interest income	(1,764)	(1,402)	(1,167)
Other (income) expense, net	(4,144)	3,092	(12,601)
Earnings before income taxes	279,065	275,957	305,446
Income tax provision	171,842	109,331	63,760
Net earnings	$107,223	$166,626	$241,686

Net earnings per share:
Basic earnings per share	$0.78	$1.22	$1.73
Diluted earnings per share	$0.77	$1.20	$1.72

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2017	2016	2015

Net earnings	$107,223	$166,626	$241,686
Other comprehensive income (loss), net of tax:
Change in minimum liability for pension plans, net of tax effects of $238, $48 and $477, respectively	1,271	102	661
Fair value adjustment on interest rate swap contracts	187	(16)	(602)
Realized gain on interest rate swap contracts reclassified to earnings	(494)	—	—
Unrealized gain on available-for-sale investments	(4)	—	—
Foreign currency translation adjustments	51,631	(40,911)	(61,776)
Total other comprehensive income (loss)	52,591	(40,825)	(61,717)
Comprehensive income	$159,814	$125,801	$179,969

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$519,090	$361,349
Accounts receivable, net	346,687	352,020
Inventories	372,183	371,371
Assets held for sale, net	67,344	—
Prepaid expenses and other current assets	81,915	79,917
Total current assets	1,387,219	1,164,657
Property and equipment, net	263,996	271,785
Deferred income taxes, net	21,001	45,243
Goodwill	909,811	801,406
Intangible assets, net	168,130	168,460
Other assets	59,869	168,155
Total assets	$2,810,026	$2,619,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,389	$114,225
Deferred revenue	25,614	34,420
Accrued payroll and related liabilities	71,310	52,874
Accrued product warranties	15,024	17,476
Advance payments from customers	20,672	26,019
Accrued expenses	37,089	34,022
Accrued income taxes	64,136	51,017
Liabilities held for sale	39,544	—
Other current liabilities	15,155	16,659
Current portion, long-term debt	—	15,000
Total current liabilities	394,933	361,712
Long-term debt	420,684	501,921
Deferred income taxes	12,496	2,331
Accrued income taxes	87,483	9,643
Pension and other long-term liabilities	59,872	65,773
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2017 or 2016	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 138,869 and 136,334 shares issued at December 31, 2017 and 2016, respectively, and additional paid-in capital	91,162	12,139
Retained earnings	1,856,756	1,832,138
Accumulated other comprehensive loss	(113,360)	(165,951)
Total shareholders’ equity	1,834,558	1,678,326
Total liabilities and shareholders' equity	$2,810,026	$2,619,706

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance, December 31, 2014	139,579	$1,396	$1,671,786	$(63,409)	$1,609,773

Net earnings for the year	—	—	241,686	—	241,686
Income tax benefit of common stock options exercised	—	1,611	—	—	1,611
Repurchase of common stock	(4,169)	(44,387)	(78,806)	—	(123,193)
Common stock issued pursuant to stock-based compensation plans, net	1,940	17,071	—	—	17,071
Stock-based compensation	—	25,683	—	—	25,683
Dividends paid	—	—	(61,399)	—	(61,399)
Other comprehensive loss	—	—	—	(61,717)	(61,717)
Balance, December 31, 2015	137,350	1,374	1,773,267	(125,126)	1,649,515

Net earnings for the year	—	—	166,626	—	166,626
Income tax benefit of common stock options exercised	—	1,329	—	—	1,329
Repurchase of common stock	(2,132)	(24,222)	(41,835)	—	(66,057)
Common stock issued pursuant to stock-based compensation plans, net	1,116	5,985	—	—	5,985
Stock-based compensation	—	27,673	—	—	27,673
Dividends paid	—	—	(65,920)	—	(65,920)
Other comprehensive loss	—	—	—	(40,825)	(40,825)
Balance, December 31, 2016	136,334	12,139	1,832,138	(165,951)	1,678,326

Net earnings for the year	—	—	107,223	—	107,223
Common stock issued pursuant to stock-based compensation plans, net	2,535	47,510	—	—	47,510
Stock-based compensation	—	31,513	—	—	31,513
Dividends paid	—	—	(82,605)	—	(82,605)
Other comprehensive income	—	—	—	52,591	52,591
Balance, December 31, 2017	138,869	$91,162	$1,856,756	$(113,360)	$1,834,558

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$107,223	$166,626	$241,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,010	57,513	49,534
Stock-based compensation arrangements	31,018	27,797	25,748
Gain on sale of assets, net	—	—	(19,166)
Loss on net assets held for sale	23,588	—	—
Deferred income taxes	25,968	5,613	2,863
Other, net	(31,256)	11,992	7,722
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(7,758)	(10,704)	28,258
Inventories	(32,961)	51,170	(74,816)
Prepaid expenses	1,217	(7,706)	1,858
Other assets	12,027	(10,750)	(4,333)
Accounts payable	21,558	(33,465)	38,660
Deferred revenue	(9,220)	2,928	3,503
Accrued payroll and other liabilities	17,076	(10,147)	(10,704)
Accrued income taxes	84,352	66,302	(1,076)
Pension and other long-term liabilities	(5,590)	2,582	3,688
Net cash provided by operating activities	308,252	319,751	293,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(42,109)	(35,940)	(68,234)
Business acquisitions, net of cash acquired	—	(419,203)	(92,260)
Proceeds from sale of assets	3,686	7,331	25,649
Net cash used by investing activities	(38,423)	(447,812)	(134,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	524,560	—
Repayment of long-term debt	(97,500)	(367,435)	(15,000)
Repurchase of common stock	—	(66,057)	(123,193)
Dividends paid	(82,605)	(65,920)	(61,399)
Proceeds from shares issued pursuant to stock-based compensation plans	58,241	11,966	22,499
Tax paid for net share exercises and issuance of vested restricted stock units	(10,731)	(5,991)	(7,032)
Other financing activities	(17)	13	(24)
Net cash (used) provided by financing activities	(132,612)	31,136	(184,149)
Effect of exchange rate changes on cash	20,524	(14,511)	(33,020)
Net increase (decrease) in cash and cash equivalents	157,741	(111,436)	(58,589)
Cash and cash equivalents, beginning of year	361,349	472,785	531,374
Cash and cash equivalents, end of year	$519,090	$361,349	$472,785

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
Reclassification
The Company made certain reclassifications to the prior years' financial statements to conform them to the presentation as of and for the year ended December 31, 2017. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.
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
The cumulative translation adjustment included in accumulated other comprehensive earnings (loss) is a loss of $113.0 million and $164.6 million at December 31, 2017 and 2016, respectively. Transaction gains and losses included in other (income) expense, net, are net losses of $0.2 million, $2.2 million, and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Revenue recognition
Revenue is recognized when persuasive evidence of an arrangement exists, upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title and risk of loss to the customer as indicated by the contractual terms and fulfillment of all significant obligations.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Revenue recognition - (Continued)
The Company designs, markets and sells products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that the Company offers. In general, revenue arrangements do not involve acceptance provisions based upon customer specified acceptance criteria. In those limited circumstances when customer specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the system meets those specifications prior to shipment. For any contracts with multiple elements (i.e., training, installation, additional parts, etc.) the Company allocates revenue among the deliverables primarily based upon objective and reliable evidence of fair value of each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, the Company uses an estimated selling price for purposes of allocating the total arrangement consideration among the elements. Credit is not extended to customers and revenue is not recognized until the Company has determined that collectability is reasonably assured.
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
Cash equivalents and restricted cash
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2017 and 2016 were $140.7 million and $8.3 million, respectively, which were primarily investments in money market funds and overnight deposits. Restricted cash includes cash that is subject to a legal or contractual restriction by a third party and restricted as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Company did not have any restricted cash balances at December 31, 2017 and 2016, respectively.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $37.6 million and $36.9 million at December 31, 2017 and 2016, respectively.
Property and equipment
Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.
Goodwill
Goodwill is reviewed during the third quarter of each year, or more frequently if warranted, for impairment to determine if events or changes in business conditions indicate that the carrying value may not be recoverable. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2017, 2016 and 2015. See Note 7, "Goodwill," for additional information.
Intangible assets
Intangible assets are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required. The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2017, 2016 and 2015.
Impairment of long-lived assets
Long-lived asset groups are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. The Company did not recognize any impairment charges on long-lived assets during the years ended December 31, 2017, 2016 and 2015.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were $19.2 million, $19.3 million and $18.7 million, respectively.
Cost-basis investments
The Company has private company investments, which consist of investments for which the Company does not have the ability to exercise significant influence, and are accounted for under the cost method. The investments are carried at cost and adjusted only when the Company believes that events have occurred that are likely to have a significant other-than-temporary adverse effect on the estimated fair value of the investments. If no such events have occurred, the fair value of the investments is not calculated as it is not required. The carrying value of those investments were $3.1 million and $3.2 million at December 31, 2017 and 2016, respectively. The investments are included in other assets in the Consolidated Balance Sheets.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
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
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2017	2016	2015
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$107,223	$166,626	$241,686
Denominator for earnings per share:
Weighted average number of common shares outstanding	137,456	137,138	139,353
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,190	1,359	1,421
Diluted shares outstanding	139,646	138,497	140,774

The effect of stock-based compensation awards for the years ended December 31, 2017, 2016 and 2015 that aggregated 39,000, 233,000 and 354,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash paid for:
Interest	$15,394	$15,815	$13,039
Taxes	$72,340	$32,465	$68,534

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation - (Continued)
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$2,665	$3,103	$3,001
Research and development	5,068	4,815	4,694
Selling, general and administrative	23,285	19,879	18,053
Stock-based compensation expense before income taxes	$31,018	$27,797	$25,748
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2017, 2016 and 2015 is as follows (in thousands):

	December 31,
	2017	2016	2015
Capitalized in inventory	$1,062	$567	$691
As of December 31, 2017, the Company had approximately $42.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.09 years.
The fair value of the stock-based awards granted in the years ended December 31, 2017, 2016 and 2015 was estimated with the following weighted-average assumptions:

	2017	2016	2015
Stock option awards:
Risk-free interest rate	1.8%	0.9%	0.2%
Expected dividend yield	1.6%	1.6%	1.4%
Expected term	6.0 years	4.3 years	4.1 years
Expected volatility	26.6%	25.6%	26.6%
Performance-based restricted stock awards:
Expected dividend yield	1.6%	1.6%	—
Discount for illiquidity	—	9.9%	—
Market-based restricted stock awards:
Risk-free interest rate	—	0.9%	0.9%
Expected dividend yield	—	1.6%	1.4%
Expected term	—	4.0 years	4.0 years
Expected volatility	—	25.8%	27.5%
Expected volatility of S&P 500	—	25.0%	23.4%
Discount for illiquidity	—	9.9%	10.9%
Employee stock purchase plan:
Risk-free interest rate	1.0%	0.5%	0.4%
Expected dividend yield	1.6%	1.5%	1.5%
Expected term	6 months	6 months	6 months
Expected volatility	20.9%	27.0%	21.5%
Discount for illiquidity	10.5%	10.5%	—

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation - (Continued)
The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2017, 2016 and 2015, all stock options granted were time-based options. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.
During the years ended December 31, 2017, 2016 and 2015, the Company granted approximately 773,000, 865,000 and 804,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 were $36.20, $29.48 and $26.30 per share, respectively.
During the year ended December 31, 2016 and 2015, the Company granted approximately 64,000 and 128,000 market-based restricted stock units, respectively. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return over a three year period of the component company at the 60th percentile level in the S&P 500 Index. Shares vested under the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date. The fair value of the market-based restricted stock units granted during the year ended December 31, 2016 and 2015 was $22.89 and $25.55 per share, respectively.
During the years ended December 31, 2017 and 2016, the Company granted approximately 283,000 and 62,000 performance-based restricted stock units, respectively. These units are earned based upon the Company's return on invested capital over a three year period. The fair value of the performance-based restricted units granted during the years ended December 31, 2017 and 2016 was $35.08 and $26.41 per share, respectively.
The total fair value of the restricted stock unit awards granted during the year ended December 31, 2017 in the table below of $37.9 million includes $9.9 million of grant date fair value associated with the performance-based restricted stock units. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2016 in the table below of $28.6 million includes $1.5 million of grant date fair value associated with the market-based restricted stock units and $1.6 million of grant date fair value associated with the performance-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Stock option awards:
Weighted average grant date fair value per share	$8.55	$5.68	$5.60
Total fair value of awards granted	$2,824	$4,716	$4,170
Total fair value of awards vested	$4,203	$4,407	$4,290
Total intrinsic value of options exercised	$20,631	$6,170	$15,585
Restricted stock unit awards:
Weighted average grant date fair value per share	$35.90	$28.86	$29.12
Total fair value of awards granted	$37,906	$28,603	$27,150
Total fair value of awards vested	$27,489	$21,130	$24,458
Employee stock purchase plan:
Weighted average grant date fair value per share	$7.66	$6.33	$5.83
Total fair value of shares estimated to be issued	$1,087	$923	$951
The total amount of cash received from the exercise of stock options in the years ended December 31, 2017, 2016 and 2015 was $53.5 million, $7.7 million and $20.8 million, respectively, and the related tax benefits realized from the exercise of the stock options in the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $1.3 million and $3.9 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
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
The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and instruments in which it invests and adjusts its investment balances to mitigate the risk of principal loss.
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
Accumulated other comprehensive earnings (loss)
Accumulated other comprehensive earnings (loss) includes cumulative translation adjustments, fair value adjustments on interest rate swap contracts, unrealized gains and losses on available-for-sale securities and changes in minimum liability for pension plans. Foreign currency translation adjustments included in comprehensive income were not tax affected as investments in international affiliates are deemed to be indefinite in duration.
The following table sets forth the changes in the balances of each component of accumulated other comprehensive earnings (loss) for the year ended December 31, 2017:

	Pension Plans Items	Interest Rate Swap Contracts	Available-For-Sale Items	Foreign Currency Items	Total
Balance, December 31, 2016	$(1,615)	$307	$—	$(164,643)	$(165,951)
Other comprehensive income (loss) before reclassifications, net of tax	1,286	187	(4)	51,631	53,100
Amounts reclassified from accumulated other comprehensive earnings (loss), net of tax	(15)	(494)	—	—	(509)
Net current period other comprehensive income (loss), net of tax	1,271	(307)	(4)	51,631	52,591
Balance, December 31, 2017	$(344)	$—	$(4)	$(113,012)	$(113,360)

The amounts reclassified from accumulated other comprehensive earnings (loss) for interest rate swap contracts have been recorded to interest expense in the Company's Consolidated Statement of Income for the year ended December 31, 2017.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Recent accounting pronouncements
Effective January 1, 2017, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $4.5 million of excess tax benefits from stock-based compensation as a discrete item in income tax provision for the year ended December 31, 2017. Historically, this amount was recorded as additional paid-in capital. Upon adoption, the Company elected to apply the change retrospectively to the Consolidated Statement of Cash Flows which resulted in a reclassification of excess tax benefits from stock-based compensation of $1.5 million and $8.2 million from cash flows from financing activities to cash flows from operating activities for the year ended December 31, 2016 and 2015, respectively. Additionally, $6.0 million and $9.4 million paid in cash to satisfy withholding requirements for net settlement of restricted stock unit shares vested and stock options exercised has been reclassified from cash flows from operating activities to cash flows from financing activities to conform to the presentation required by the new standard in the Consolidated Statement of Cash Flows for the year ended December 31, 2016 and 2015, respectively. ASU 2016-09 also requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. This change resulted in an increase in diluted weighted average shares outstanding of 492,000 shares for the year ended December 31, 2017. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09" or "Topic 606"), which establishes new guidance under which companies will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. Subsequently, the FASB has issued several amendments to the new standard to clarify the implementation. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or on a modified retrospective transition basis. The Company currently intends to adopt ASU 2016-09 on January 1, 2018 using the modified retrospective approach.
The Company has substantially completed its review of the accounting systems and processes required from adopting the new standard, including the application of the modified retrospective method for adoption. Additionally, the Company has completed the assessment phase and documentation of new policies and evaluation of it internal controls framework and is currently in the process of gathering data for the new disclosure requirements. The Company does not expect a significant change in its control environment due to the adoption of the new standard.
Upon adoption, the Company does not expect a material impact to the opening balance sheet as of January 1, 2018 related to the modified retrospective effect. Although the impact of the new standard will greatly increase the amount of required disclosures the Company expects revenue recognition for the broad portfolio of its products and services offerings to remain largely unchanged. However, the guidance is expected to change the timing of revenue recognition in certain area, including accounting for complex and highly customized systems integrations when there is no alternative use for assets produced and termination for convenience clauses entitle the Company to receive cost plus a reasonable margin in the event of early termination. Such contracts represent a minor subset of the Company's total portfolio, however, such arrangements may represent a significant amount of revenue in a given period. Such contracts and other aspects of the new standard expected to impact the Company are described in further detail below:
•Integration, engineering services and highly customized products: Topic 606 requires revenue recognition when (or as) the Company satisfies a performance obligation by transferring control of a promised good or service to a customer. If the Company's performance does not create an asset with an alternative use and termination for convenience clauses provide an enforceable right to payment for performance completed to date (including fees representing a reasonable profit), revenue would be recognized over time as the performance obligation is satisfied, rather than the point in time when final delivery or acceptance occurs. Though not expected to impact the vast majority of the Company's contracts with customers, over-time revenue recognition may be required on certain contracts which would have been recognized at a point in time under current standards.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Recent accounting pronouncements - (Continued)
•Contract acquisition costs: Topic 606 requires the deferral and amortization of "incremental" costs incurred to obtain a contract. The primary contract acquisition cost for the Company are sales commissions. While the majority of the Company's sales commissions are not earned upon contract acquisition, all commissions are currently expensed when earned. The change required by Topic 606 may result in the creation of an asset on the opening balance sheet at January 1, 2018. The impact is not expected to be material as the Company has limited agreements providing for commissions earned upon contract acquisition and also because it intends to elect the practical expedient to omit recognition of contract acquisition assets if the amortization period of the asset that otherwise would be recognized is one year or less.
•Variable consideration: Some of the Company's contracts with customers include notification or acceptance provisions that preclude revenue recognition because of the requirement for amounts to be fixed or determinable under the current standards. Topic 606 requires the Company to estimate and account for variable consideration using either the probability-weighted expected amount or the most likely amount and estimate the transaction price to recognize when or as control is transferred to the customer. Though not applicable to the vast majority of the Company's contracts, revenue for certain customer contracts may be recognized earlier than it would be under current standards as transaction prices are estimated upon transfer of control rather than at the point when the price is considered fixed or determinable.
•Allocation of transaction price: Similar to current standards, Topic 606 requires an allocation of arrangement consideration between deliverables within a transaction. Current GAAP restricts the allocation of revenue that is contingent on future deliverables to current deliverables, however Topic 606 removes this restriction. Though expected to be rare, this change could result in the Company recognizing a portion of a contract earlier during the performance period, even if payment is contingent upon future deliverables.
The Company will continue to assess the impact of the adoption as it completes its processes and internal controls necessary to gather information required for the new disclosures beginning in the first quarter ending March 31, 2018. As discussed above, the adoption of the new standard is not expected to have a material impact on the opening balance sheet as of January 1, 2018. However, this expectation is based on many variables, which are subject to change.
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
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The amendments in this update eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a modified retrospective transition basis. The Company is currently planning to adopt ASU 2016-16 on January 1, 2018. As of December 31, 2017, the Company has a remaining deferred tax benefit of $7.0 million recorded in prepaid expenses and other current assets, which represents the tax benefit that was deferred in accordance with the current GAAP. Upon adoption, the Company will recognize this amount through a cumulative-effect adjustment to retained earnings.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Recent accounting pronouncements - (Continued)
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). This update clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendment requires restricted cash be included in an entity's cash and cash-equivalent balances in the statement of cash flows and also requires an entity to disclose information about the nature of the restrictions. Further, a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU 2016-18 should be applied on a retrospective basis and is effective for interim and annual reporting periods beginning after December 15, 2017. The Company currently intends to adopt ASU 2016-18 on January 1, 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company currently intends to adopt ASU 2017-01 on January 1, 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Updated No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in ASU 2017-04 are to be applied on a prospective basis and are not expected to have a material impact on the Company's consolidated financial statements.

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
The Company had $140.7 million and $8.3 million of cash equivalents at December 31, 2017 and 2016, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of December 31, 2017 and 2016 are disclosed in Note 3, "Derivative Financial Instruments," and based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 11, "Long-Term Debt," is approximately $427.5 million based upon Level 2 inputs at December 31, 2017. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Non-functional currency denominated monetary assets and liabilities consist primarily of cash, receivables, payables and intercompany loans. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other (income) expense, net for the year ended December 31, 2017, 2016 and 2015 were a loss of $9.4 million, $7.9 million and a gain of $1.2 million, respectively.

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent the Company's total exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Swedish kroner	$59,373	$48,555
European euro	34,800	156,352
British pound sterling	34,317	33,862
Brazilian real	7,794	2,747
Canadian dollar	7,426	15,645
Japanese yen	3,362	3,251
Australian dollar	2,817	1,653
Other	3,095	—
	$152,984	$262,065
At December 31, 2017, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amount of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$1,760	$579	$2,369	$75
Interest Rate Swap Contracts
On May 31, 2016, the Company drew down $105 million under the revolving credit facility as described in Note 9, "Credit Agreement," and repaid the term loan originally issued under the credit agreement dated April 5, 2013. Interest was accrued and paid monthly based on the one-month LIBOR rate. To manage the interest rate risk arising from the variability in monthly interest expense attributable to the original term loan and amounts drawn under the revolver, the Company entered into two amortizing interest rate swaps with an aggregate notional amount of $105 million. The interest rate swaps were designated, and effective, as cash flow hedges.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.        Derivative Financial Instruments - (Continued)
Interest Rate Swap Contracts - (Continued)
During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility. Concurrently, the Company exited both interest rate swaps which had a combined notional amount at the time of $86.3 million and discontinued the cash flow hedge. The Company reclassified a gain of $0.5 million from accumulated other comprehensive income to interest expense because it was probable that the forecasted variable monthly LIBOR-based interest rate payments would no longer occur.

Note 4.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts, beginning of year	$6,457	$6,853	$8,014
Charges to costs and expenses	2,303	1,460	807
Write-offs of uncollectible accounts, net of recoveries	(1,505)	(1,661)	(1,568)
Currency translation adjustments	375	(195)	(400)
Allowance for doubtful accounts, end of year	$7,630	$6,457	$6,853

Note 5.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw material and subassemblies	$210,615	$200,640
Work-in-progress	47,400	43,430
Finished goods	114,168	127,301
	$372,183	$371,371

Note 6.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2017	2016
Land	—	$22,765	$22,326
Buildings	30 years	167,645	162,701
Machinery and equipment	3 to 7 years	275,688	258,023
Office equipment and other	3 to 10 years	104,064	103,798
		570,162	546,848
Less accumulated depreciation		(306,166)	(275,063)
		$263,996	$271,785
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $42.3 million, $37.8 million and $32.5 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill
The carrying value of goodwill and the activity for the two year period ending December 31, 2017 are as follows (in thousands):

Balance, December 31, 2015	$596,316
Goodwill from acquisitions	220,795
Currency translation adjustments	(15,705)
Balance, December 31, 2016	801,406
Goodwill from acquisitions	96,431
Classification as asset held for sale	(13,090)
Currency translation adjustments	25,064
Balance, December 31, 2017	$909,811

During the year ended December 31, 2017, the Company recorded $96.4 million of goodwill primarily in connection with the purchase price allocation associated with Prox Dynamics, AS ("Prox Dynamics").
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. During the third quarter of 2017, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary. During the fourth quarter of 2017, the Company allocated goodwill totaling approximately $13.1 million to assets held for sale related to the planned divestiture of the Consumer and Small and Medium-Sized (SMB) portion of the Security business. See Note 18, "Business Acquisitions and Divestitures," for further discussion. As a result of the reallocation of goodwill to the disposal group, the Company assessed whether there were any potential triggers or indicators of impairment on the retained portion of the Security segment. The Company concluded there had been no significant changes in the reporting unit assessment that would result in a significant change to the future expected cash flows generated from the retained asset groups. As such, as of December 31, 2017, the Company concluded that goodwill was not impaired.

Note 8.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2017	2016
Product technology	10 years	$123,474	$98,895
Customer relationships	11 years	73,382	87,013
Trademarks and trade name portfolios	13 years	9,606	8,160
Trade name portfolio not subject to amortization	indefinite	32,076	37,494
In-process research and development	7 years	5,602	4,700
Other	3 years	1,929	1,827
Acquired identifiable intangibles		246,069	238,089
Less accumulated amortization		(80,841)	(73,535)
Net acquired identifiable intangibles		165,228	164,554
Patents	7 years	6,112	6,083
Less accumulated amortization		(3,399)	(2,531)
Net patents		2,713	3,552
Acquired in-place leases and other	7 years	456	2,074
Less accumulated amortization		(267)	(1,720)
Net acquired in-place leases and other		189	354
		$168,130	$168,460

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Intangible Assets - (Continued)
During the year ended December 31, 2017, the Company recorded $31.4 million of identified intangibles assets in connection with the purchase price allocation associated with Prox Dynamics and reclassed $8.4 million to Assets Held for Sale, net on the Consolidated Balance Sheets related to the Company's planned divestiture of the Consumer and SMB portion of the Security business. During the year ended December 31, 2016, the Company acquired $47.4 million of identifiable intangible assets as part of the acquisitions of Armasight and Point Grey and during the year ended December 31, 2015, the Company acquired $27.4 million of identifiable intangible assets as part of the acquisition of DVTEL. Refer to Note 18, "Business Acquisitions and Divestitures" for further discussion.
The aggregate amortization expense recorded in 2017, 2016 and 2015 was $27.5 million, $18.4 million and $16.4 million, respectively. For intangible assets recorded at December 31, 2017, the estimated future aggregate amortization expense for the years ending December 31, 2018 through 2022 is approximately (in thousands):

2018	$23,949
2019	23,028
2020	20,132
2021	18,456
2022	18,119

Note 9.	Credit Agreement
On February 8, 2011, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provided for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin of 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month LIBOR interest rate was 2.944 percent per annum and the prime lending rate was 4.875 percent per annum at December 31, 2017. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At December 31, 2017, the commitment fee rate was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2017. The credit facilities available under the Credit Agreement are unsecured.
On May 31, 2016, the Company drew down $105 million under the revolving credit facility and repaid the term loan originally issued under the credit agreement dated April 5, 2013. During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility. At December 31, 2017, the Company had $18.4 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accrued product warranties, beginning of year	$20,845	$16,514	$16,175
Amounts paid for warranty services	(16,764)	(19,592)	(12,821)
Warranty provisions for products sold	14,422	22,928	13,074
Business acquisition	—	1,215	395
Currency translation adjustments and other	(451)	(220)	(309)
Accrued product warranties, end of year	$18,052	$20,845	$16,514

Current accrued product warranties, end of year	$15,024	$17,476	$13,406
Long-term accrued product warranties, end of year	$3,028	$3,369	$3,108

Note 11.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2017	2016
Unsecured notes	$425,000	$425,000
Credit Agreement	—	97,500
Unamortized discounts and issuance costs of unsecured notes	(4,316)	(5,579)
	$420,684	$516,921
Current portion, long-term debt	$—	$15,000
Long-term debt	$420,684	$501,921

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
On April 5, 2013, the Company borrowed $150 million under the term loan facility incorporated in the Credit Agreement. As discussed in Note 9, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, on May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrued at the one-month LIBOR rate plus the applicable margin for the amount outstanding and is paid monthly in arrears. During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2018 through 2027. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $13.9 million, $9.0 million and $12.2 million, respectively.
The future minimum obligations under all non-cancelable leases and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2018	$9,862	$766
2019	6,660	—
2020	5,082	—
2021	4,275	—
2022	2,906	—
Thereafter	2,097	—
Total minimum payments	$30,882	$766

Note 13.	Contingencies

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

On April 29, 2016, Raytheon filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the denial by the United States District Court for the Eastern District of Texas of Raytheon’s Renewed Motion for Judgment as a Matter of Law, or in the Alternative, Motion for New Trial. On May 11, 2016, the FLIR Parties filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of the Order of the United States District Court for the Eastern District of Texas Denying the FLIR Parties’ Amended Rule 54(d) Motion for Attorneys’ Fees and Costs under the Texas Theft Liability Act, the Order Denying the FLIR Parties’ Renewed Motion For Judgment as a Matter Of Law, and the Final Judgment to the extent it denied the FLIR Parties Attorneys’ Fees and Costs under the Texas Theft Liability Act. The United States Court of Appeals for the Federal Circuit heard the matter on January 12, 2018 and a decision is expected later this year. The matter remains ongoing and is subject to appeal. The Company is unable to estimate the amount or range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable, but an adverse ruling on the merits of the original claims against the FLIR Parties, while remote, could be material.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Contingencies - (Continued)

Matters Involving the United States Department of State and Department of Commerce
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014, submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months and at the request of DDTC on December 1, 2017, further extended the tolling agreement for an additional six months through May 9, 2018. DDTC continues its review of the Company’s activities and the Company continues to engage actively with the United States government on these matters.

In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. DDTC acknowledged the notification and at the request of DDTC, the Company executed a tolling agreement for this matter, suspending the statute of limitations through July 2018.

In June 2017, the United States Department of Commerce Bureau of Industry and Security informed the Company of additional export licensing requirements that restrict the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. The United States Department of Commerce Bureau of Industry and Security subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in EAR Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.

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

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 313 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. During the quarter ended June 30, 2017, the Company identified the cause of these quality issues and began testing certain remedial solutions to repair the affected SkyWatch Towers. Testing of the remedial solution for certain of the product variations affected was also completed during the quarter ended June 30, 2017. Subsequent to the aforementioned identification and testing, customers who purchased the product configurations for which a remedial solution has been identified and tested were notified of their options to request modifications to their fielded units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $6.9 million and $14.6 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $6.9 million as of December 31, 2017. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. The Tax Act made broad and complex changes to the United States tax code including, but not limited to, reducing the United States federal corporate tax rate and requiring a one-time transition tax on undistributed earnings of foreign subsidiaries. FASB Accounting Standards Codification 740, "Accounting for Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018.
Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
In connection with the Company's initial analysis of the impact of the Tax Act, the Company recorded a discrete net tax expense of $94.4 million for the period ended December 31, 2017. This amount consists of a net expense of $66.5 million for the transition tax and a net expense of $12.8 million for the remeasurement of the Company's net deferred tax assets using the reduced United States tax rate. In addition, we also recorded a discrete net tax expense of $15.1 million for state income and foreign taxes estimated to be due upon distribution of approximately $1.0 billion of previously undistributed foreign earnings no longer permanently reinvested as of December 31, 2017.
For the items above, the Company was able to make reasonable estimates of the impact of the Tax Act and has recorded provisional amounts. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, foreign tax credit calculations, and state tax conformity to federal tax changes.
Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, a limitation of net operating losses generated after fiscal year 2018 to 80 percent of taxable income, an incremental tax (base erosion anti-abuse tax or "BEAT") on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or "GILTI"). The Company is still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes - (Continued)
Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$143,924	$124,500	$146,940
Foreign	135,141	151,457	158,506
	$279,065	$275,957	$305,446

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax expense:
Federal	$112,673	$36,771	$35,029
State	5,035	5,785	6,074
Foreign	19,689	64,109	19,884
	137,397	106,665	60,987
Deferred tax expense (benefit):
Federal	34,857	1,404	10,752
State	473	267	1,052
Foreign	(885)	995	(9,031)
	34,445	2,666	2,773
Total income tax provision	$171,842	$109,331	$63,760

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
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets, non-current	21,001	45,243
Deferred tax liabilities, non-current	(12,496)	(2,331)
Net deferred tax assets	$8,505	$42,912

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes - (Continued)
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued liabilities and allowances	$20,425	$28,909
Tax credit and loss carry-forwards	30,979	25,522
Stock-based compensation	11,715	17,204
Inventory basis differences	8,555	11,337
Deferred revenue	2,732	4,758
Other assets	2,527	917
Gross deferred tax assets	76,933	88,647
Valuation allowance	(3,392)	(2,924)
Total deferred tax assets, net	73,541	85,723
Deferred tax liabilities:
Intangible assets	(29,117)	(33,564)
Property and equipment	(16,499)	(7,212)
Unremitted earnings of foreign subsidiaries	(15,100)	—
Other liabilities	(4,320)	(2,035)
Total deferred tax liabilities	(65,036)	(42,811)
Net deferred tax assets	$8,505	$42,912
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
Foreign rate differential	(10.7)	(11.3)	(7.8)
Foreign, federal and state income tax credits	(2.0)	(1.2)	(2.1)
State taxes	1.8	2.3	2.4
European Union state aid recovery	0.1	14.4	—
Valuation allowance release	—	—	(6.4)
Tax rate change on deferred items	5.1	—	—
United States transition tax	23.8	—	—
Unremitted earnings of foreign subsidiaries	5.4	—	—
Other	3.1	0.4	(0.2)
Effective tax rate	61.6%	39.6%	20.9%
The Company's effective tax rate in 2017 is higher than the United States federal tax rate of 35 percent mainly due to the Company's estimate of the impact of the Tax Act. Unrecognized tax benefits for intercompany pricing increased in various jurisdictions in 2017, but this was partially offset by excess tax benefits for stock compensation and the mix of lower foreign tax rates. The foreign tax rate differential in 2016 is mainly due to the impact of amortization and lower statutory rates. The European Union state aid recovery in 2016 relates to the European Commission’s decision regarding the three-year agreement in Belgium, discussed below. The Company's foreign tax rate differential in 2015 is primarily the result of a three-year agreement in Belgium, which expired on July 31, 2015, as well as the impact of lower statutory rates.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes - (Continued)
At December 31, 2017, the Company had United States tax net operating loss carry-forwards totaling approximately $3.9 million which expire between 2019 and 2031 and are subject to annual limitation under Section 382 of the Internal Revenue Code. In addition, the Company has various state net operating loss carry-forwards totaling approximately $0.9 million which expire between 2023 and 2036. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $111.1 million, a portion of which expire between 2018 and 2036, and a portion of which have an indefinite carry-forward period.
The tax benefits described above are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2017, the Company has determined that a valuation allowance against its deferred tax assets of $3.4 million is required, primarily related to certain foreign deductions carried forward and acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$51,851	$14,967	$15,401
Increases related to current year tax positions	17,264	40,840	1,446
Increases related to prior year tax positions	5,781	1,066	299
Increases (decreases) related to prior year tax positions	(759)	(610)	(724)
Lapse of statute of limitations	(1,260)	(4,070)	(1,455)
Settlements	(986)	(342)	—
Change due to currency translation	5,384	—	—
Balance, end of year	$77,275	$51,851	$14,967
The unrecognized tax benefits at December 31, 2017 relate to the United States, Belgium, United Kingdom and various other foreign jurisdictions, all of which would affect the Company’s effective tax rate if recognized.

On January 11, 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of December 31, 2017. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2017, the Company had $7.0 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes - (Continued)
The Company files United States federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2014 - 2016
State of California	2013 - 2016
State of Massachusetts	2014 - 2016
State of Oregon	2014 - 2016
Sweden	2012 - 2016
United Kingdom	2013 - 2016
Belgium	2011 - 2016

Note 15.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes non-statutory stock options and nonvested stock awards (referred to as restricted stock unit awards) granted under two plans: the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company has discontinued issuing awards out of the 2002 Plan but previously granted awards under the 2002 Plan remain outstanding.
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2016 may be earned based upon the Company's return on invested capital over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.
The Company also has stock options issued as replacement awards in connection with the acquisition of ICx Technologies in 2010.
Information with respect to stock option activity for 2017 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,109	$28.88	5.6
Granted	330	36.72
Exercised	(2,101)	28.76
Forfeited	(126)	31.09
Outstanding at December 31, 2017	3,212	$29.66	5.4	$54,493
Exercisable at December 31, 2017	2,527	$28.95	4.6	$44,663
Vested and expected to vest at December 31, 2017	3,178	$29.63	5.4	$54,001

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Stock-based Compensation - (Continued)
Information with respect to restricted stock unit activity for 2017 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,930	$30.92
Granted	1,057	35.89
Vested and distributed	(748)	36.62
Forfeited	(226)	30.41
Outstanding at December 31, 2017	2,013	$31.86
As of December 31, 2017, there were 9,222,000 shares of common stock reserved for future issuance under the stock incentive plans.
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
There were 158,000 shares issued at the average purchase price of $27.49 during 2017 and 2,978,000 shares remained available under the ESPP at December 31, 2017 for future issuance. Shares issued for ESPP purchases are new shares.

Note 16.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $8.9 million, $8.1 million and $7.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company previously provided a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States. As of December 31, 2017, the last remaining SERP participant retired. Consequently, during the year ended December 31, 2017, the Company recorded an actuarial gain of approximately $1.7 million, primarily associated with the change in projected benefit obligation associated with the adjusted date of expected retirement and related actuarial compensation estimates for the final SERP participant.
The Company has recorded changes to the minimum pension liability to accumulated other comprehensive earnings (loss) and the estimated benefit to be paid in 2018 has been reported in other current liabilities. The remaining obligations are recorded in pension and other long-term liabilities. The measurement date used for the pension plans is December 31.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
Amounts recognized in other comprehensive income (loss) during the years ended December 31, 2017, 2016 and 2015, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net earnings (loss)	$1,286	$78	$500
Prior service cost	(15)	24	161
	$1,271	$102	$661
Components of accumulated other comprehensive loss related to the Company’s pension plans as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Net loss	$(344)	$(1,630)
Prior service cost	—	15
	$(344)	$(1,615)
A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$11,419	$11,426
Interest costs	386	397
Actuarial (gain) loss	(1,720)	177
Benefits paid	(310)	(312)
Foreign currency changes	374	(269)
Benefit obligation at December 31	$10,149	$11,419
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$10,149	$11,419
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$6,262	$292
Non-current liabilities	$3,887	$11,127

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
The weighted average assumptions used are as follows:

	Year Ended December 31,
	2017	2016
Net periodic benefit cost:
SERP:
Discount rate	4.00%	4.00%
Rate of increase in compensation levels	3.00%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	2.00%	2.00%
Funded status and projected benefit obligation:
SERP:
Discount rate	2.75%	4.00%
Rate of increase in compensation levels	—%	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	1.75%	2.00%
As a result of the change in the SERP's projected benefit payouts and estimated duration, the Company changed the discount rate determined. As of December 31, 2017, the discount rate is determined using a yield curve and applying the individual spot rates from appropriate maturities to each of the future expected benefit payouts by year to better match the plan's duration. We then discounted back to the measurement date to determine the appropriate single level equivalent discount rate. In prior years, the discount rates used were based upon publicly listed bond indices with durations estimated to be consistent with the respective projected benefit obligations. This change did not have a material impact on the financial statements. Further, as there were no active participants left in the plan as of December 31, 2017, there was no rate of increase for compensation levels included in the December 31, 2017 projected benefit obligation.
For the defined benefit pension plan outside the United States, the discount rate is determined by reference to market yields at the end of the reporting period on high quality corporate bonds with similar maturities matching the duration of the projected benefit obligation.
A pension liability of $0.8 million and $2.6 million as of December 31, 2017 and 2016, respectively, has been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.
Benefits expected to be paid under the plans are approximately (in thousands):

2018	$6,262
2019	312
2020	306
2021	296
2022	280
Five years thereafter	1,316
$8,772
Components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Service costs	$—	$—	$156
Interest costs	386	397	353
Net amortization and deferral	235	260	513
Net periodic pension costs	$621	$657	$1,022

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2018 are as follows (in thousands):

Year Ending December 31, 2018
Net loss	$52

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
The following tables present revenue, operating income, and assets for the six segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expense, excluding general corporate expenses, acquisition related costs, executive transition costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, costs associated with the SkyWatch product remediation, restructuring charges, and the loss on net assets held for sale. Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. As of and for the years ended December 31, 2017 and 2016, all remaining assets, liabilities, capital expenditures and depreciation were managed on a Company-wide basis.
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue—External Customers:
Surveillance	$545,755	$532,476	$503,045
Instruments	357,834	336,141	347,476
Security	231,456	240,010	226,575
OEM & Emerging Markets	347,160	243,678	186,722
Maritime	189,694	185,726	177,948
Detection	128,535	124,136	115,301
	$1,800,434	$1,662,167	$1,557,067
Revenue—Intersegments:
Surveillance	$14,074	$18,835	$10,761
Instruments	4,686	4,343	9,951
Security	15,845	13,838	12,033
OEM & Emerging Markets	42,985	33,442	33,059
Maritime	2,440	3,450	2,108
Detection	145	31	—
Eliminations	(80,175)	(73,939)	(67,912)
	$—	$—	$—
Segment operating income:
Surveillance	$151,983	$151,516	$149,560
Instruments	106,887	98,775	115,115
Security	13,760	15,885	29,366
OEM & Emerging Markets	103,334	66,141	43,660
Maritime	23,019	18,564	17,383
Detection	36,146	35,276	30,262
	$435,129	$386,157	$385,346

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Consolidated segment operating income	$435,129	$386,157	$385,346
Unallocated corporate expenses	(87,184)	(65,012)	(61,946)
Amortization of purchased intangible assets	(27,391)	(18,266)	(16,275)
Amortization of acquisition-related inventory step-up	(1,992)	(3,230)	—
Restructuring charges	(625)	(1,431)	(1,361)
Loss on net assets held for sale	(23,588)	—	—
SkyWatch product quality accrual	(4,388)	(2,500)	—
Consolidated earnings from operations	289,961	295,718	305,764
Interest and non-operating expense, net	(10,896)	(19,761)	(318)
Consolidated earnings before income taxes	$279,065	$275,957	$305,446
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

	December 31,
	2017	2016
Segment assets (accounts receivable, net and inventories):
Surveillance	$296,891	$283,324
Instruments	139,367	114,681
Security	34,735	93,174
OEM & Emerging Markets	149,346	144,862
Maritime	66,689	61,494
Detection	31,842	25,856
	$718,870	$723,391

	December 31,
	2017	2016
Segment goodwill:
Surveillance	$253,341	$152,383
Instruments	155,937	147,595
Security	92,719	102,983
OEM & Emerging Markets	256,745	252,647
Maritime	103,048	97,860
Detection	48,021	47,938
	$909,811	$801,406

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$956,438	$903,582	$830,485
Europe	375,474	338,805	338,886
Asia	227,047	195,913	175,616
Middle East/Africa	127,796	130,890	125,848
Canada/Latin America	113,679	92,977	86,232
	$1,800,434	$1,662,167	$1,557,067
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2017	2016
United States	$797,816	$676,007
Europe	343,208	673,767
Other foreign	260,782	60,032
	$1,401,806	$1,409,806
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States government	$466,304	$416,341	$321,420

Note 18.	Business Acquisitions and Divestitures
DVTEL Inc.
During 2015, the Company acquired 100% of the outstanding stock of DVTEL Inc. ("DVTEL"), a provider of software and hardware technologies for advanced video surveillance, for approximately $97.5 million in cash. During 2016, the Company finalized the purchase price allocation which had no change to the previously recorded allocation of $27.4 million to identified intangible assets. These amounts have been recorded within the Company's Security segment.
The allocation of the purchase price for DVETEL is as follows (in thousands):

Cash acquired	$5,015
Other tangible assets and liabilities, net	4,025
Net deferred taxes	582
Identifiable intangible assets	27,380
Goodwill	60,494
Total purchase price	$97,496

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions and Divestitures - (Continued)
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

Innovative Security Designs, LLC
During 2016, the Company acquired the assets of Innovative Security Designs, LLC ("ISD"), a developer of embedded firmware and advanced camera surveillance platforms, for approximately $1.8 million in cash, which resulted in an allocation of $1.6 million to goodwill. These amounts have been recorded in the Company’s Security segment.

Armasight, Inc.
During 2016, the Company acquired 100% of the outstanding stock of Armasight, Inc. ("Armasight"), a developer of sporting and military optics products, for approximately $43.5 million in cash.
The allocation of the purchase price for Armasight is as follows (in thousands):

Cash acquired	$2,804
Other tangible assets and liabilities, net	1,925
Net deferred taxes	(1,855)
Identifiable intangible assets	7,600
Goodwill	32,994
Total purchase price	$43,468

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions and Divestitures - (Continued)
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
		$7,600
Acquisition-date identifiable intangible assets primarily consist of intangibles derived from customer relationships, trade names and trademarks, and trade secrets. Customer relationships represents Armasight's ability to consistently offer compelling products that appeal to consumer preferences which is the critical factor impacting the decisions of retailers to carry Armasight products. The trade name represents the value of the Armasight name within the outdoor and tactical weapons sight industry. The trade secrets represent the knowledge that is institutionalized within the employees and former shareholders of Armasight and their relationships with key suppliers.
Customer relationships were valued using the income approach and the lost income and multi-period excess earnings method. The trade name and trade secrets were valued using the income approach and the relief from royalty method.

Point Grey Research, Inc.
During 2016, the Company completed a transaction to acquire the assets of Point Grey Research Inc. (“Point Grey”), a global leader in the development of advanced visible imaging cameras and solutions that are used in industrial automation systems, medical diagnostic equipment, people counting systems, intelligent traffic systems, military and defense products, and advanced mapping systems, for approximately $259.2 million in cash. During 2017, the Company finalized the purchase price allocation which had no change to the previously recorded allocation of $39.8 million to identifiable intangible assets and $183.7 million to goodwill. These amounts have been recorded in the Company’s OEM & Emerging Markets segment.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions and Divestitures - (Continued)
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

Prox Dynamics, AS
During 2016, the Company acquired 100% of the outstanding stock of Prox Dynamics AS. (“Prox Dynamics”), a leading developer and manufacturer of nano-class UAS for military and para-military intelligence, surveillance, and reconnaissance applications, for approximately $134.4 million in cash, which resulted in the allocation of $11.3 million to net tangible asset and the excess purchase price of approximately $123.1 million to other long-term assets. During 2017, the Company finalized the purchase price allocation, which has been recorded in the Company’s Surveillance business segment.
The allocation of the purchase price for Prox Dynamics is as follows (in thousands):

Cash acquired	$11,706
Other tangible assets and liabilities, net	(900)
Net deferred taxes	(4,250)
Identifiable intangible assets	31,400
Goodwill	96,431
Total purchase price	$134,387
The goodwill of $96.4 million million represents future economic benefits expected to arise from synergies from combining operations the ability of Prox Dynamics to provide the Company domain knowledge and distribution channels in adjacent markets.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions and Divestitures - (Continued)
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

Planned Divestiture of the Consumer and Small and Medium-Sized Security Business

During the fourth quarter of 2017, the Company committed to a plan to sell the Consumer and Small and Medium-sized ("SMB") Security business that has a carrying amount of $51.3 million as of December 31, 2017. In the fourth quarter of 2017, all the held for sale criteria were met and all the assets and liabilities of the disposal group were classified as held for sale on the Consolidated Balance Sheets accordingly. The Company estimates the fair value of the disposal group to be $28.8 million. The costs to sell the disposal group, including legal fees, brokers commissions and other closing costs are estimated to be approximately $1.1 million. Consequently, the Company recorded a pre-tax loss on net assets held for sale of $23.6 million as of December 31, 2017 representing the excess of the $51.3 million carrying value over the $27.7 million estimated fair value less costs to sell. The estimated loss on sale has been recorded as loss on net assets held for sale on the Consolidated Statements of Income. This anticipated disposal does not qualify as discontinued operations and therefore, is included in the Company’s continuing operations for all periods presented. The carrying amounts of the major classes of assets and liabilities held for sale included the following (in thousands):

Accounts receivable, net	$20,414
Inventories	43,050
Other current assets	1,031
Property and equipment, net	4,888
Intangible assets, net	8,359
Goodwill	13,090
Loss on assets	(23,488)
Assets held for sale, net	$67,344

Accounts payable and accrued expenses	$39,544
Liabilities held for sale	$39,544

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Business Acquisitions and Divestitures - (Continued)

We ceased recording depreciation and amortization on property, plant and equipment and identified intangibles assets, respectively, as of the date the assets triggered held for sale accounting. There were no assets or liabilities classified as held for sale as of December 31, 2016. On February 6, 2018, the Company completed the sale of this business. See Note 21, "Subsequent Events", for further discussion.

Note 19.	Shareholders’ Equity
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 5, 2017. On February 8, 2017, the Company’s Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expires on February 8, 2019. During the year ended December 31, 2017, the company did not repurchase any shares.
During the year ended December 31, 2017, the Company paid dividends quarterly at the rate of $0.15 per share for a total of $82.6 million. During the year ended December 31, 2016, the Company paid dividends quarterly at the rate of $0.12 per share for a total of $65.9 million. During the year ended December 31, 2015, the Company paid dividends quarterly at the rate of $0.11 per share for a total of $61.4 million.

Note 20.	Restructuring Costs
During the years ended December 31, 2017, 2016 and 2015, the Company recorded net pre-tax restructuring expenses totaling $0.6 million, $1.4 million and $1.4 million, respectively. In 2013, the Company initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to the Company's larger facilities ("the 2013 Realignment Program"). The Company also consolidated its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas.

The Company recorded the restructuring expenses associated with the 2013 Realignment Program in the segments as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Surveillance	$—	$107	$226
Instruments	23	492	1,170
Security	—	—	—
OEM & Emerging	—	65	(22)
Detection	—	—	(13)
	$23	$664	$1,361
During the year ended December 31, 2017 and 2016, the Company also incurred other immaterial restructuring charges representing severance costs associated with cost reduction initiatives executed within the Security segment that were not related to the 2013 Realignment Program.
Restructuring expenses associated with the 2013 Realignment Program were recorded in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Restructuring expenses	$23	$664	$1,361
	$23	$664	$1,361

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Restructuring Costs - (Continued)
The following table summarizes the restructuring activity associated with the 2013 Realignment Program by cost type (in thousands):

	Severance	Facilities Exit, Lease Terminations & Other	Total
Balance, December 31, 2014	$10,941	$1,485	$12,426
2015 restructuring costs	924	437	1,361
Utilization	(8,409)	(1,601)	(10,010)
Balance, December 31, 2015	$3,456	$321	$3,777
2016 restructuring expenses	642	22	664
Utilization	(2,257)	(343)	(2,600)
Balance, December 31, 2016	$1,841	$—	$1,841
2017 restructuring expenses	23	—	23
Utilization	(133)	—	(133)
Balance, December 31, 2017	$1,731	$—	$1,731

Note 21.	Subsequent Events
On January 5, 2018, the Company entered into a definitive agreement to sell the Security segment's Consumer and SMB business. The transaction closed on February 6, 2018 for total cash consideration of approximately $29.0 million. See Note 18, "Business Acquisitions and Divestitures," for additional information.
On February 8, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share on its common stock, payable on March 9, 2018, to shareholders of record as of the close of business on February 23, 2018. The total cash payment of this dividend will be approximately $22.2 million.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2	Q3	Q4
2017
Revenue	$406,814	$434,124	$464,712	$494,784
Gross profit	191,321	206,732	222,891	237,832
Net earnings (loss)(1)	42,571	51,413	63,529	(50,290)
Earnings per share:
Basic earnings (loss) per share	$0.31	$0.38	$0.46	$(0.36)
Diluted earnings (loss) per share	$0.31	$0.37	$0.46	$(0.36)

2016
Revenue	$379,472	$402,729	$405,228	$474,738
Gross profit	177,690	183,322	191,376	214,733
Net earnings(2)	1,125	45,368	58,633	61,500
Earnings per share:
Basic earnings per share	$0.01	$0.33	$0.43	$0.45
Diluted earnings per share	$0.01	$0.33	$0.43	$0.45
_______________

(1)
Net earnings for the fourth quarter of 2017 includes a discrete tax charge of $94.4 million associated with U.S. Tax Cuts and Jobs Act enacted in December 2017 and a loss on net assets held for sale of $23.6 million.

(2)	Net earnings for the first quarter of 2016 includes a discrete tax charge for certain tax legislation in Belgium of $39.6 million.

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
FLIR Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FLIR Systems, Inc.’s and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Portland, Oregon
February 23, 2018

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Audit Committee Report” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management” and “Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Appointment of the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.4
Third Supplemental Indenture, dated December 31, 2014, between FLIR Surveillance, Inc. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 27, 2015).

4.5
Fourth Supplemental Indenture, dated June 10, 2016, by and between FLIR Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 10, 2016).

4.6	Form of 3.125% Note due June 15, 2021 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 10, 2016).
10.1	FLIR Systems, Inc. 2002 Stock Incentive Plan, amended October 23, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2013).(1)
10.2	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005).(1)
10.3	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.4	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007). (1)
10.5	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 20, 2009).(1)
10.6
Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010).(1)

10.7	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014).(1)

10.8
Form of Stock Option Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.9
Form of Stock Option Agreement (Time-Based Vesting - Outside Directors) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.10
Form of Restricted Stock Unit Agreement (Performance-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2012). (1)

10.11
Form of Restricted Stock Unit Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.12
Form of Restricted Stock Unit Agreement (Market-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2015). (1)

10.13	FLIR Systems, Inc. 2012 Executive Bonus Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed on February 27, 2015).(1)
10.14
Amended and Restated Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems Inc. party thereto, Bank of America N.A. and the other lenders party thereto, dated as of May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 3, 2016).

10.15
Underwriting Agreement by and among FLIR Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 3, 2016.

10.16
Executive Employment Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 23, 2017).(1)

10.17
Change of Control Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 23, 2017).(1)

10.18
Separation and Transition Agreement between FLIR Systems, Inc. and Andrew C. Teich dated June 18, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 21, 2017).(1)

10.19
Separation and Release of Claims Agreement between FLIR Systems, Inc. and Thomas A. Surran effective as of September 30, 2017 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on October 27, 2017).(1)

10.20
Executive Officer Severance Plan Agreement between FLIR Systems, Inc. and Thomas A. Surran dated April 24, 2017 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on October 27, 2017).(1)

10.21	FLIR Systems, Inc. Executive Officer Severance Plan, effective May 1, 2017 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on October 27, 2017).(1)
10.22
Offer Letter (the “Offer Letter”) between FLIR Systems, Inc. and Carol P. Lowe dated as of October 16, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2017).(1)

10.23
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 2018.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ CAROL P. LOWE
Carol P. Lowe Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2018.

Signature	Title
/S/ JAMES J. CANNON	President, Chief Executive Officer and Director
James J. Cannon

/S/ CAROL P. LOWE	Executive Vice President and Chief Financial Officer
Carol P. Lowe	(Principal Financial Officer)

/S/ BRIAN E. HARDING	Vice President and Corporate Controller
Brian E. Harding	(Principal Accounting Officer)

/S/ EARL R. LEWIS	Chairman of the Board of Directors
Earl R. Lewis

/S/ JOHN D. CARTER	Director
John D. Carter

/S/ WILLIAM W. CROUCH	Director
William W. Crouch

/S/ CATHERINE A. HALLIGAN	Director
Catherine A. Halligan

/S/ ANGUS L. MACDONALD	Director
Angus L. Macdonald

/S/ MICHAEL T. SMITH	Director
Michael T. Smith

/S/ CATHY A. STAUFFER	Director
Cathy A. Stauffer

/s/ ROBERT S. TYRER	Director
Robert S. Tyrer

/S/ JOHN W. WOOD, JR.	Director
John W. Wood, Jr.

/S/ STEVEN E. WYNNE	Director
Steven E. Wynne