Form 10-Q
period 2018-03-31
FLIR SYSTEMS INC
filed 2018-05-04
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of April 30, 2018, there were 137,214,305 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$439,618	$406,814
Cost of goods sold	221,704	215,493
Gross profit	217,914	191,321
Operating expenses:
Research and development	44,561	41,983
Selling, general and administrative	107,683	90,252
Loss on sale of business	10,178	—
Total operating expenses	162,422	132,235
Earnings from operations	55,492	59,086
Interest expense	4,052	4,453
Interest income	(956)	(271)
Other income, net	(2,219)	(660)
Earnings before income taxes	54,615	55,564
Income tax provision	15,420	12,993
Net earnings	$39,195	$42,571

Net earnings per share:
Basic	$0.28	$0.31
Diluted	$0.28	$0.31

Weighted average shares outstanding:
Basic	138,504	136,359
Diluted	140,994	138,239

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net earnings	$39,195	$42,571
Other comprehensive income (loss), net of tax:
Interest rate swap contracts:
Fair value adjustment on interest rate swap contracts	—	187
Unrealized gain on available-for-sale investments	—	(1)
Foreign currency translation adjustments	13,937	13,202
Total other comprehensive income	13,937	13,388
Comprehensive income	$53,132	$55,959

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$452,138	$519,090
Accounts receivable, net	329,792	346,687
Inventories	385,906	372,183
Assets held for sale, net	—	67,344
Prepaid expenses and other current assets	101,371	81,915
Total current assets	1,269,207	1,387,219
Property and equipment, net	260,200	263,996
Deferred income taxes, net	15,924	21,001
Goodwill	918,292	909,811
Intangible assets, net	163,429	168,130
Other assets	76,948	59,869
Total assets	$2,704,000	$2,810,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,653	$106,389
Deferred revenue	25,224	25,614
Accrued payroll and related liabilities	61,817	71,310
Accrued product warranties	15,319	15,024
Advance payments from customers	21,679	20,672
Accrued expenses	35,760	37,089
Accrued income taxes	38,869	64,136
Liabilities held for sale	—	39,544
Other current liabilities	15,392	15,155
Total current liabilities	324,713	394,933
Long-term debt	421,000	420,684
Deferred income taxes	15,732	12,496
Accrued income taxes	89,088	87,483
Pension and other long-term liabilities	67,249	59,872
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 137,279 and 138,869 shares issued at March 31, 2018, and December 31, 2017, respectively, and additional paid-in capital	5,364	91,162
Retained earnings	1,880,277	1,856,756
Accumulated other comprehensive loss	(99,423)	(113,360)
Total shareholders’ equity	1,786,218	1,834,558
Total liabilities and shareholders' equity	$2,704,000	$2,810,026

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$39,195	$42,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,446	17,031
Stock-based compensation arrangements	5,931	6,246
Deferred income taxes	4,574	192
Other, net	(6,696)	(3,742)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	28,344	44,845
Inventories	(8,760)	(12,789)
Prepaid expenses and other current assets	1,331	(2,437)
Other assets	(477)	9,633
Accounts payable	(8,150)	(4,463)
Deferred revenue	317	(501)
Accrued payroll and other liabilities	(14,760)	(14,236)
Accrued income taxes	(29,435)	(4,115)
Pension and other long-term liabilities	15,316	(3,108)
Net cash provided by operating activities	43,176	75,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(7,099)	(13,594)
Proceeds from sale of business	25,920	—
Business acquisitions, net of cash acquired	(7,070)	—
Other investments	(9,500)	—
Net cash provided (used) by investing activities	2,251	(13,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(7,500)
Repurchase of common stock	(94,956)	—
Dividends paid	(22,232)	(20,456)
Proceeds from shares issued pursuant to stock-based compensation plans	3,497	1,002
Tax paid for net share exercises and issuance of vested restricted stock units	(265)	(1,843)
Other financing activities	(11)	(1)
Net cash used by financing activities	(113,967)	(28,798)
Effect of exchange rate changes on cash	1,588	3,352
Net (decrease) increase in cash, cash equivalents and restricted cash	(66,952)	36,087
Cash, cash equivalents and restricted cash, beginning of year	519,090	361,349
Cash, cash equivalents and restricted cash, end of period	$452,138	$397,436

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The accompanying consolidated financial statements include the accounts of FLIR Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2018.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). Effective January 1, 2018, the Company adopted ASU 2016-18 on a retrospective basis. This update clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendment requires restricted cash be included in an entity's cash and cash-equivalent balances in the statement of cash flows and also requires an entity to disclose information about the nature of the restrictions. Further, a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The Company's adoption of ASU 2016-18 did not have a material impact on the consolidated financial statements.
FASB ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). Effective January 1, 2018, the Company adopted ASU 2017-01. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company's adoption of ASU 2017-01 did not have a material impact on the consolidated financial statements.
FASB ASU No. 2014-09, "Revenue - Revenue from Contracts with Customers" ("ASU 2014-09"). Effective January 1, 2018, the Company adopted ASU 2014-09 and all the related amendments ("new revenue standard" or "ASC 606") using the modified retrospective method to those contracts not yet completed as of January 1, 2018. As a result, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings in the amount of approximately $1.0 million as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to net income on an ongoing basis.
FASB ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). Effective January 1, 2018, the Company adopted ASU 2016-16, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This new standard has been applied on a modified retrospective transition basis with an adjustment to the opening balance of retained earnings in the amount of approximately $5.6 million as of January 1, 2018.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 1.    Basis of Presentation - (Continued)
Recently Adopted Accounting Pronouncements - (Continued)
The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, "Revenue - Revenue from Contracts with Customers" and ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2016-16	Balance at January 1, 2018

Assets
Accounts receivable, net	$346,687	$981	$—	$347,668
Inventories	372,183	(524)	—	371,659
Other assets	59,869	—	(1,005)	58,864

Liabilities
Deferred revenue	25,614	(788)	—	24,826
Deferred income taxes	12,496	290	1,422	14,208
Pension and other long-term liabilities	59,872	—	(8,030)	51,842

Shareholders' Equity
Retained earnings	1,856,756	955	5,603	1,863,314
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the Period Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$439,618	$438,971	$647
Cost of goods sold	221,704	221,610	94
Income tax provision	15,420	15,301	119
Net earnings	39,195	38,761	434

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable, net	$329,792	$328,164	$1,628
Inventories	385,906	386,524	(618)

Liabilities
Deferred revenue	25,224	26,012	(788)
Deferred income taxes	15,732	15,323	409

Equity
Retained earnings	1,880,277	1,878,888	1,389

For additional disclosures required by the new revenue standard see Note 2, "Revenue."

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Revenue

Revenue Recognition

The Company designs, markets and sells products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that the Company offers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company regularly enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such situations, contract values are allocated to each performance obligation based on its relative estimated standalone selling price. The vast majority of the Company's revenues are recognized at a point in time when goods are transferred to a customer. However, for certain contracts that include highly customized components, if performance does not create an asset with an alternative use and termination for convenience clauses provide an enforceable right to payment for performance completed to date, revenue is recognized over time as the performance obligation is satisfied.

The following table presents the Company’s revenues disaggregated by geographical region and operating segment for the three-month periods ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31, 2018
	Industrial	Government and Defense	Commercial	Total
United States	$86,296	$95,133	$44,015	$225,444
Europe	35,543	17,203	44,777	97,523
Asia	34,057	18,351	8,965	61,373
Middle East/Africa	3,665	27,183	5,559	36,407
Canada/Latin America	11,097	1,461	6,313	18,871
	$170,658	$159,331	$109,629	$439,618

	Three Months Ended March 31, 2017
	Industrial	Government and Defense	Commercial	Total
United States	$76,974	$91,233	$53,625	$221,832
Europe	33,258	12,082	37,931	83,271
Asia	33,225	12,021	8,678	53,924
Middle East/Africa	2,332	18,225	4,585	25,142
Canada/Latin America	8,996	4,619	9,030	22,645
	$154,785	$138,180	$113,849	$406,814

Revenue includes certain shipping and handling costs and is stated net of third party agency fees. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of goods sold. Revenue is recognized net of allowances for returns and net of taxes collected from customers which are subsequently remitted to governmental authorities.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of March 31, 2018.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Revenue - (Continued)

Contract Balances - (Continued)

Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of March 31, 2018 and at the date of adoption of were $8.4 million and $14.5 million, respectively.

Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2018 and at the date of the adoption of ASC 606, contract liability balances classified as long-term totaled $13.5 million and $13.8 million, respectively, and are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $28.4 million of revenue recognized during the three month period ended March 31, 2018 was included in the combined contract liability balances at the date of adoption.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. The Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $50.3 million. The Company expects to recognize revenue on approximately 53 percent of the remaining performance obligations over the next 12 months, and the remainder recognized thereafter.

Note 3.	Stock-based Compensation
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Stock-based Compensation - (Continued)
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

The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$695	$400
Research and development	1,409	1,177
Selling, general and administrative	3,827	4,669
Stock-based compensation expense before income taxes	$5,931	$6,246
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	March 31,
	2018	2017
Capitalized in inventory	$1,057	$902
As of March 31, 2018, the Company had approximately $35.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.00 years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$39,195	$42,571
Denominator for earnings per share:
Weighted average number of common shares outstanding	138,504	136,359
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,490	1,880
Diluted shares outstanding	140,994	138,239

The effect of stock-based compensation awards for the three months ended March 31, 2017 that aggregated 18,000 shares have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. There were no shares excluded for the three months ended March 31, 2018.

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
The Company had $66.2 million and $140.7 million of cash equivalents at March 31, 2018 and December 31, 2017, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of March 31, 2018 and December 31, 2017, are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 14, "Long-Term Debt," is approximately $422.6 million and $427.5 million based upon Level 2 inputs at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had no other borrowings outstanding under the revolving credit facility described in Note 14. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 6.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other income, net for the three months ended March 31, 2018 and 2017 were net losses of $4.7 million and $1.0 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	March 31,	December 31,
	2018	2017
European euro	$119,216	$34,800
British pound sterling	20,392	34,317
Canadian dollar	17,863	7,426
Swedish kroner	12,467	59,373
Brazilian real	7,708	7,794
Norwegian kroner	6,499	3,095
Australian dollar	768	2,817
Japanese yen	239	3,362
	$185,152	$152,984
At March 31, 2018, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Risk - (Continued)
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$78	$2,623	$1,760	$579

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $8.1 million and $7.6 million at March 31, 2018 and December 31, 2017, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw material and subassemblies	$215,479	$210,615
Work-in-progress	54,310	47,400
Finished goods	116,117	114,168
	$385,906	$372,183

Note 9.        Property and Equipment
Property and equipment are net of accumulated depreciation of $315.5 million and $306.2 million at March 31, 2018 and December 31, 2017, respectively.

Note 10.	Goodwill

In August 2017, the Company announced a realignment of its business operations into three reportable operating segments effective as of January 1, 2018. This reorganization requires that the Company reassign its reported goodwill as of January 1, 2018 to its new reportable segments based on the relative fair value of the respective operating segments at that time. The Company is in the process of performing this valuation analysis which is expected to be finalized by June 30, 2018. Subsequent to the reallocation of goodwill, an impairment test of each new reporting unit is required to be performed, and a potential impairment could be deemed to exist as a result of this process. The Company will record any such potential impairment, if identified, during the fiscal quarter ending June 30, 2018. See Note 18, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the three new reportable operating segments.
The carrying value of goodwill and the activity for the three months ended March 31, 2018 are as follows (in thousands):

Balance, December 31, 2017	$909,811
Currency translation adjustments	8,481
Balance, March 31, 2018	$918,292

Note 11.        Intangible Assets
Intangible assets are net of accumulated amortization of $90.8 million and $84.5 million at March 31, 2018 and December 31, 2017, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.	Credit Agreement
On February 8, 2011, the Company entered into a credit agreement with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement") which provides for a $500 million revolving line of credit. At March 31, 2018, the Company had no amounts outstanding under its revolving credit facility and had $14.9 million of letters of credit outstanding governed by the facility, which reduces the total available revolving credit under the Credit Agreement to $485.1 million.

Note 13.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrued product warranties, beginning of period	$18,052	$20,845
Amounts paid for warranty services	(3,278)	(4,629)
Warranty provisions for products sold	3,536	3,709
Currency translation adjustments and other	202	46
Accrued product warranties, end of period	$18,512	$19,971

Current accrued product warranties, end of period	$15,319	$16,642
Long-term accrued product warranties, end of period	$3,193	$3,329

Note 14.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Unsecured notes	$425,000	$425,000
Unamortized discounts and issuance costs of unsecured notes	(4,000)	(4,316)
Long-term debt	$421,000	$420,684

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

Note 15.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the three months ended March 31, 2018 (in thousands):

Common stock and additional paid-in capital, December 31, 2017	$91,162
Common stock issued pursuant to stock-based compensation plans, net	3,232
Stock-based compensation	5,926
Repurchase of common stock	(94,956)
Common stock and additional paid-in capital, March 31, 2018	$5,364

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Shareholders’ Equity - (Continued)
During the three months ended March 31, 2018, the Company repurchased 1.7 million shares of the Company's common stock through open market transactions and entered into an accelerated share repurchase program at a notional amount of $50.0 million under which the Company received 0.8 million shares in March 2018. The repurchases were under the February 2017 authorization by the Company's Board of Directors which authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expires in February 2019.
On March 9, 2018, the Company paid a dividend of $0.16 per share on its outstanding common stock to the shareholders of record as of the close of business on February 23, 2018. The total cash payments for dividends during the three months ended March 31, 2018 were $22.2 million.

Note 16.	Contingencies

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

Matters Involving the United States Department of State and Department of Commerce
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014, submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months and at the request of DDTC on December 1, 2017, further extended the tolling agreement for an additional six months through May 9, 2018. On April 24, 2018, the Company entered into a Consent Agreement with the DDTC to resolve these issues. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.

As part of the Consent Agreement DDTC acknowledged that the Company voluntarily disclosed certain alleged Arms Export Control Act and ITAR violations, which are resolved pursuant to the Consent Agreement, cooperated in, and instituted a number of compliance program improvements during the course of DDTC's review.

In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. DDTC acknowledged the notification and at the request of DDTC, the Company executed a tolling agreement for this matter, suspending the statute of limitations through July 2018. This matter was not resolved pursuant to the Consent Agreement identified above and remains under review.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Contingencies - (Continued)

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. During the quarter ended June 30, 2017, the Company identified the cause of these quality issues and began testing certain remedial solutions to repair the affected SkyWatch Towers. Testing of the remedial solution for certain of the product variations affected was also completed during the quarter ended June 30, 2017. Subsequent to the aforementioned identification and testing, customers who purchased the product configurations for which a remedial solution has been identified and tested were notified of their options to request modifications to their fielded units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss to be between $6.3 million and $14 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $6.3 million as of March 31, 2018. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

Note 17.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended March 31,
	2018	2017
Income tax provision	$15,420	$12,993
Effective tax rate	28.2%	23.4%
The effective tax rate for the three months ended March 31, 2018, is higher than the United States Federal tax rate of 21.0 percent mainly due to state taxes, higher tax rates applied to income earned in foreign jurisdictions, accruals for non-deductible penalties, and other discrete items, offset by the effect of federal, foreign and state tax credits and excess tax benefits from stock compensation.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. In connection with the Company's initial analysis of the impact of the Tax Act, the Company recorded provisional net tax expense of $94.4 million for the period ended December 31, 2017. This amount consists of net expense of $66.5 million for the transition tax and net expense of $12.8 million for the remeasurement of the Company's net deferred tax assets using the reduced United States tax rate. In addition, the Company also recorded net tax expense of $15.1 million for state income and foreign taxes estimated to be due upon distribution of approximately $1.0 billion of previously undistributed foreign earnings no longer permanently reinvested as of December 31, 2017. These provisional amounts may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, foreign tax credit calculations, and state tax conformity to federal tax changes. As of March 31, 2018, the Company has not completed the accounting for the tax effects of the Tax Act described above and there have been no material changes to estimated amounts.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.    Income Taxes - (Continued)
As of March 31, 2018, the Company had approximately $65.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $1.8 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2018, the Company had $6.4 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
In 2016, the Company recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016, related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of March 31, 2018. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. At March 31, 2018, the Company held the euro equivalent of $37.6 million in a restricted cash account.  Those amounts, or portions thereof, could become unrestricted depending on the outcome of this matter.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2014 - 2016
State of California	2013 - 2016
State of Massachusetts	2013 - 2016
State of Oregon	2014 - 2016
Sweden	2013 - 2016
United Kingdom	2013 - 2016
Belgium	2011 - 2016

Note 18.        Operating Segments and Related Information
Operating Segments
The Company has three reportable operating segments as follows:
Industrial Business Unit
The Industrial business unit develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The segment also develops and manufactures devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications, imaging payloads for Unmanned Aerial Systems ("UAS"), machine vision cameras, people counting and tracking, and thermal imaging solutions for use by consumers in the smartphone and mobile devices markets. Products include thermal imaging cameras, gas detection cameras, firefighting cameras, process automation cameras, and environmental test and measurement devices.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Government and Defense Business Unit
The Government & Defense business unit develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The segment also develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, CBRNE detectors, nano-class UAS solutions, and services related to these systems.
Commercial Business Unit
The Commercial business unit develops and manufactures cameras, video recording systems, and video management systems for use in commercial and critical infrastructure, electronics and imaging instruments for the recreational and commercial maritime market, intelligent traffic monitoring and signal control systems, and hand-held and weapon-mounted thermal imaging systems for use in a variety of applications. Products include thermal and visible-spectrum security cameras, digital and networked video recorders, and related software and accessories, a full suite of networked marine electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes, traffic cameras, sensors and associated traffic management software, and thermal scopes and handheld thermal cameras.
The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, evaluates each of its segments’ performance and allocates resources based on revenue and segment operating income. Intersegment revenues are recorded at cost and are eliminated in consolidation. The Company and each of its segments employ consistent accounting policies.
The following tables present revenue, operating income, and assets for the three segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expenses, excluding general corporate expenses, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, loss on sale of a business and restructuring and other charges. Net accounts receivable, inventories and demonstration assets for the operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures, and depreciation are managed on a Company-wide basis.
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue—External Customers:
Industrial	$170,658	$154,785
Government and Defense	159,331	138,180
Commercial	109,629	113,849
	$439,618	$406,814
Revenue—Intersegments:
Industrial	$6,332	$4,941
Government and Defense	1,528	3,267
Commercial	4,481	3,800
Eliminations	$(12,341)	$(12,008)
	$—	$—
Segment operating income:
Industrial	$45,455	$42,818
Government and Defense	46,182	33,319
Commercial	14,472	9,988
	$106,109	$86,125

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Consolidated segment operating income	$106,109	$86,125
Unallocated corporate expenses	(34,948)	(18,223)
Amortization of purchased intangible assets	(5,987)	(6,736)
Amortization of acquisition-related inventory step-up	—	(1,992)
Loss on sale of business	(10,178)	—
Restructuring and other charges	496	(88)
Consolidated earnings from operations	55,492	59,086
Interest and non-operating expenses, net	(877)	(3,522)
Consolidated earnings before income taxes	$54,615	$55,564
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

	March 31,	December 31,
	2018	2017
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$277,682	$287,439
Government and Defense	327,722	332,044
Commercial	149,166	136,942
Total operating segments	$754,570	$756,425
Assets not allocated:
Cash, cash equivalents and restricted cash	$452,138	$519,090
Assets held for sale, net	—	67,344
Prepaid expenses and other current assets	62,499	44,360
Property and equipment, net	260,200	263,996
Deferred income taxes	15,924	21,001
Goodwill	918,292	909,811
Intangible assets, net	163,429	168,130
Other assets	$76,948	$59,869
Total assets	$2,704,000	$2,810,026
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$225,444	$221,832
Europe	97,523	83,271
Asia	61,373	53,924
Middle East/Africa	36,407	25,142
Canada/Latin America	18,871	22,645
	$439,618	$406,814

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31, 2018	December 31, 2017
United States	$858,816	$797,816
Europe	336,312	343,208
Other foreign	223,741	260,782
	$1,418,869	$1,409,806
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States government	$117,901	$116,235

Note 19.	Business Acquisitions and Divestitures
Business Acquisition

On March 26, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of a privately held technology company for approximately $7.1 million in cash. The allocation of the purchase price to identifiable intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. Goodwill and intangibles will be recorded in the Commercial business unit. The excess purchase price of approximately $6.8 million has been preliminarily reported in Other assets as of March 31, 2018. In addition, during the three months ended March 31, 2018, the Company also made a number of minority interest investments in private technology companies totaling approximately $9.5 million.

Divestitures of the Consumer and Small and Medium-Sized Security Businesses

On February 6, 2018 the Company sold the Consumer and Small and Medium-sized ("SMB") Security businesses within the Commercial segment for total cash consideration of approximately $28.8 million. As a result of this combined sale, the Company recognized a pre-tax loss of $10.2 million in the first quarter of 2018. This group of assets was previously classified as held for sale during the fourth quarter of 2017, when the Company recorded an estimated pre-tax loss on net assets held for sale of $23.6 million. This disposal does not qualify as discontinued operations and therefore, its operating results are included in the Company’s continuing operations for all periods presented through the date of the sale.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Business Acquisitions and Divestitures - (Continued)
Divestitures of the Consumer and Small and Medium-Sized Security Businesses - (Continued-

The carrying amounts of the assets and liabilities that were expected to be included in the sale were classified as held for sale as of December 31, 2017 as follows (in thousands):

Accounts receivable, net	$20,414
Inventories	43,050
Other current assets	1,031
Property and equipment, net	4,888
Intangible assets, net	8,359
Goodwill	13,090
Loss on assets	(23,488)
Total assets	$67,344

Accounts payable and accrued expenses	$39,544
Total liabilities	$39,544

Note 20.	Subsequent Events
On April 19, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share on its common stock, payable on June 8, 2018, to shareholders of record as of the close of business on May 25, 2018. The total cash payment of this dividend will be approximately $22.0 million.

On April 24, 2018, the Company entered into a Consent Agreement with the DDTC to resolve various alleged violations of the ITAR. For additional information, refer to Note 16, "Contingencies."

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

In August 2017, we announced a realignment of our business which resulted in reducing our number of operating segments from six to three effective as of January 1, 2018. The three operating segments are: Industrial business unit, Government & Defense business unit, and Commercial business unit. See Note 18, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the three operating segments. The segment operating results for the three months ended March 31, 2017 below have been adjusted to conform to the new operating segment structure.
Revenue. Consolidated revenue for the three months ended March 31, 2018, increased by 8.1 percent year over year, from $406.8 million in the first quarter of 2017 to $439.6 million in the first quarter of 2018. Increases in revenues for the three month period in our Industrial and Government & Defense business units were partially offset by decline in Commercial business unit as a result of our divestiture of the Consumer and Small and Medium-sized ("SMB") Security business as announced in February 2018.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. Excluding the divestiture of the Consumer and SMB Security business, we currently expect total annual revenue for 2018 to be higher than 2017 revenue, however, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 48.7 percent and 45.5 percent of total revenue for the quarters ended March 31, 2018 and 2017, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2018 were $221.7 million, compared to cost of goods sold for the three months ended March 31, 2017 of $215.5 million. The year over year increase in cost of goods sold is primarily related to higher revenues in 2018.
Gross profit. Gross profit for the quarter ended March 31, 2018, was $217.9 million compared to $191.3 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, increased from 47.0 percent in the first quarter of 2017 to 49.6 percent in the first quarter of 2018. The increase in gross margin for the three month period was primarily due to favorable product mix.
Research and development expenses. Research and development expenses for the first quarter of 2018 totaled $44.6 million, compared to $42.0 million in the first quarter of 2017. Research and development expenses as a percentage of revenue were 10.1 percent for the three months ended March 31, 2018 and 10.3 percent for the three months ended March 31, 2017. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2017, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $107.7 million and $90.3 million for the quarters ended March 31, 2018 and 2017, respectively. The increase in selling, general, and administrative expenses in the first quarter of 2018 is primarily attributed to a $15.0 million accrual recorded in the period for the anticipated costs of a regulatory settlement described further in Note 16, "Contingencies" to the Consolidated Financial Statements in Item 8. Selling, general, and administrative expenses as a percentage of revenue were 24.5 percent and 22.2 percent for the quarters ended March 31, 2018 and 2017, respectively. Over the past five annual periods through December 31, 2017, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.7 percent of revenue, and excluding the impact of the $15.0 million accrual described above, we currently expect these expenses to remain within that range, on an annual basis, for the foreseeable future.
Loss on sale of business. During the first quarter of 2018, we recorded an additional pre-tax loss on the sale of our Consumer and SMB Security businesses of $10.2 million. See Note 19, "Business Acquisitions and Divestitures," to the Consolidated Financial Statements in Item 8 for additional information.
Interest expense. Interest expense for the three months ended March 31, 2018, was $4.1 million, compared to $4.5 million for the same period of 2017. Interest expense in 2018 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes. Interest expense for the same period in 2017 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and amounts drawn under our credit facility. There were no drawings on our credit facility for the 2018 period.
Income taxes. Our income tax provision of $15.4 million for the three month period ended March 31, 2018, represents an effective tax rate of 28.2 percent. Our income tax provision for the three month period ended March 31, 2017 was $13.0 million, which represented an effective tax rate of 23.4 percent. The effective tax rate for the three months ended March 31, 2018 is higher than the United States Federal tax rate of 21 percent mainly due to state taxes, higher tax rates applied to income earned in foreign jurisdictions, accruals for non-deductible penalties, and other discrete items, offset by the effect of federal, foreign and state tax credits and excess tax benefits from stock compensation.
In 2016, we recorded discrete tax charges totaling $39.6 million related to the January 11, 2016, announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of our international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 we filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” we recorded discrete tax expense of $39.6 million during 2016, related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which we have classified as current taxes payable on the Consolidated Balance Sheet as of March 31, 2018. We have filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. At March 31, 2018, we held the euro equivalent of $37.6 million in a restricted cash account.  Those amounts, or portions thereof, could become unrestricted depending on the outcome of this matter.

Segment Operating Results

The Company is currently organized into three reportable segments. See Note 18, “Operating Segments and Related Information,” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues. In August 2017, we announced our plans to realign the business operations into three principle businesses: Industrial business unit, Government and Defense business unit, and Commercial business unit. The Industrial business unit consists of the former Instruments and OEM and Emerging segments, excluding the Intelligent Traffic Systems (ITS) business; The Government and Defense business unit consists of the former Surveillance and Detection segments, excluding the Outdoor and Tactical Systems (OTS) business; and the Commercial business unit consists of the former Maritime and Security segments, along with the ITS and OTS businesses. With this re-alignment, we intend to reduce complexity, realize greater operating synergies, and enhance management focus.
Industrial
Industrial operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017
Revenue	$170.7	$154.8
Earnings from operations	45.5	42.8
Operating margin	26.6%	27.7%
Backlog	179	167

Industrial business unit revenue for the quarter ended March 31, 2018, increased by 10.3 percent compared to the same period of 2017. The increase in revenue for the three-month period was predominately attributable to strength in the Instruments handheld market, UAS, and sales to OEMs. The increase in earnings from operations for the three months ended March 31, 2018, compared to the same periods of 2017, was primarily due to the higher revenue.
Government and Defense
Government and Defense operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017
Revenue	$159.3	$138.2
Earnings from operations	46.2	33.3
Operating margin	29.0%	24.1%
Backlog	357	382

Government and Defense business unit revenue for the quarter ended March 31, 2018, increased by 15.3 percent compared to the same period of 2017. The increase in revenue for the quarter ended March 31, 2018, compared to the same period of 2017 was driven by increase in sales in airborne gimbals and higher HRC demand in the Middle East. The increase in earnings from operations for the three-month period ended March 31, 2018, compared to the same periods in 2017, was primarily due to higher revenues and favorable product mix. The decrease in backlog is due to timing of major bookings and shipments.

Commercial
Commercial operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017
Revenue	$109.6	$113.8
Earnings from operations	14.5	10.0
Operating margin	13.2%	8.8%
Backlog	60	59

Commercial business unit revenue for the quarter ended March 31, 2018, decreased by 3.7 percent compared to the same period of 2017. The decrease in revenue for the three-month period ended March 31, 2018 was predominately due to the divestitures of our Consumer and SMB Security businesses during the period ended March 31, 2018, partially offset by higher marine electronics sales. The increase in earnings from operations for the three months ended March 31, 2018, compared to the same periods of 2017, was due to favorable product mix, led by marine electronics.

Liquidity and Capital Resources
At March 31, 2018, we had a total of $452.1 million in cash, cash equivalents and restricted cash, $137.4 million of which resided in the United States and $314.7 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2017, of $519.1 million, of which $228.9 million resided in the United States and $290.2 million at our foreign subsidiaries. At March 31, 2018, the restricted cash balance was $37.6 million and we had no amounts designated as restricted cash at December 31, 2017. The decrease in cash, cash equivalents and restricted cash during the three months ended March 31, 2018, was primarily due to share repurchases of $95.0 million, dividend payments of $22.2 million, a business acquisition of $7.1 million, minority interest investments of $9.5 million and capital expenditures of $7.1 million, partially offset by cash provided from operations of $43.2 million, cash received from the sale of our Consumer and SMB Security businesses of $25.9 million and proceeds of $3.5 million from shares issued under our stock compensation plans.
Cash provided by operating activities during the three months ended March 31, 2018, totaled $43.2 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital.
Cash generated by investing activities for the three months ended March 31, 2018, totaled $2.3 million, which consisted of $25.9 million from the sale of our Consumer and SMB Security businesses, partially offset by a business acquisition and minority interest investments and capital expenditures in the ordinary course of business.
Cash used by financing activities for the three months ended March 31, 2018, totaled $114.0 million, which primarily consisted of cash used for the repurchase of shares of our common stock and the payment of quarterly dividends.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month Eurocurrency-based borrowing rate was 3.252 percent per annum and the prime lending-based borrowing rate was 5.125 percent per annum at March 31, 2018. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At March 31, 2018, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at March 31, 2018. The credit facilities available under the Credit Agreement are unsecured.
We had $14.9 million of letters of credit outstanding under the Credit Agreement at March 31, 2018, which reduced the total available revolving credit under the Credit Agreement.
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
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. During the three months ended March 31, 2018, we entered into an accelerated share repurchase program at a notional amount of $50.0 million under which we received 0.8 million shares in March 2018 and will be settled on June 4, 2018. The repurchases were under the February 2017 authorization. As of March 31, 2018, a total of 1.7 million shares have been repurchased under the February 8, 2017 authorization.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. In accordance with the Tax Act, we have accrued $66.5 million of United States taxes payable on all previously undistributed earnings of our foreign subsidiaries, estimated to be approximately $1.0 billion as of December 31, 2017. We have also recorded deferred tax liabilities of $15.1 million for state and foreign taxes estimated to be due upon distribution of all accumulated earnings by our foreign subsidiaries.
We have not provided United States, state or foreign income taxes for earnings generated after January 1, 2018 by certain subsidiaries outside the United States as we currently intend to reinvest the earnings in operations and other activities outside of the United States indefinitely. Should we subsequently elect to repatriate such foreign earnings, we would need to accrue and pay state and foreign income taxes, thereby reducing the amount of our cash. United States taxes would generally not be payable due to changes made by the Tax Act.
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

Off-Balance Sheet Arrangements
As of March 31, 2018, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and the Company currently intends to adopt ASU 2016-02 on January 1, 2019. The Company is assessing the impact ASU 2016-02 will have on its consolidated financial statements and expects that the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in ASU 2017-04 are to be applied on a prospective basis and are not expected to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The standard will permit entities to reclassify tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform to retained earnings. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its revenue recognition policy in connection with the adoption of ASC 606 as further described in Note 2, "Revenue" to the accompanying consolidated financial statements. Readers should also refer to Management's Discussion and Analysis and the critical accounting policies and its use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 13, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2017. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first three months of 2018.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended March 31, 2018.

Contingencies
See Note 16, "Contingencies," of the Notes to the Consolidated Financial Statements for a description of an ongoing lawsuit filed by Raytheon Company against FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc., the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on the consolidated financial statements, the Company developed new policies and trainings, and enhanced internal controls to ensure an adequate evaluation of customer contracts and a proper assessment of the impact of the new accounting standards related to revenue recognition. These enhancements to the internal controls are not considered significant.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 16, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

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
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014, submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months and at the request of DDTC on December 1, 2017, further extended the tolling agreement for an additional six months through May 9, 2018. On April 24, 2018, the Company entered into a Consent Agreement with the DDTC to resolve issues related to certain export compliance matters under the ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount. Our failure to comply with these regulations, including the requirements of the Consent Agreement could result in penalties, loss, or suspension of contracts or other consequences which could adversely affect our operations and financial condition.
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
The United States export licensing environment has been affected by a number of factors, including but not limited to, the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States reliance on the tactical advantage of the night-time war fighter. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted the Company directly. In addition, the Company’s 2014 submission to the United States DDTC pursuant to ITAR § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company, have led to heightened scrutiny of export licenses for products in our markets and in some cases, has resulted in lengthened drafting and review periods for our license applications, including in countries where we have historically made significant sales. Subsequent engagement with the DDTC as part of the Company’s 2014 submission, the Consent Agreement and related submissions and other communications concerning the Company’s licensing posture overall, highlight DDTC’s focus on the manner in which the Company handles exports of its products, technical data and services subject to the ITAR. In addition, concerns with respect to potential diversion of certain of the Company's products to prohibited end users and countries subject to economic and other sanctions implemented by the United States government has caused the United States Department of Commerce Bureau of Industry and Security to restrict recently the Company’s ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce.
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
Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions. For example, in January 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries.  The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Count of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union.   The Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. At March 31, 2018, we held the euro equivalent of $37.6 million in a restricted account.  Those amounts, or portions thereof, could become unrestricted based on a similar fact pattern.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs(2)
February 1 to February 28, 2018	280,036	$48.95	280,036
March 1 to March 31, 2018	1,441,895	49.41	1,441,895
Total	1,721,931	$49.34	1,721,931	13,278,069

(1) The share repurchases totaling 908,261 shares were through open market transactions. On March 1, 2018, we entered into an uncollared accelerated share repurchase program (“ASR”) at a notional amount of $50.0 million under which we were to receive a number of shares based on the daily volume weighted average price of common stock, less a discount, over a period beginning on the effective date of the ASR and ending on a date no later than June 4, 2018. Under the ASR, we received the initial shares of 813,670 on March 5, 2018 which resulted in an immediate reduction of the shares used to calculate our weighted-average common shares outstanding for basic and diluted earnings per share. The ASR will be settled no later than on June 4, 2018. As of March 31, 2018, no additional shares have been received under the ASR.
(2) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. During the three months ended March 31, 2018, the Company repurchased 0.9 million shares of the Company's common stock under the February 2017 repurchase authorization by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Description
10.1
Amended and Restated Employment Agreement between FLIR Systems, Inc. and James J. Cannon dated as of April 24, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 25, 2018).(1)

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
_______________
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 4, 2018	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)