Form 10-Q
period 2018-06-30
FLIR SYSTEMS INC
filed 2018-07-27
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of July 20, 2018, there were 138,019,573 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$452,707	$434,124	$892,325	$840,938
Cost of goods sold	220,156	227,392	441,860	442,885
Gross profit	232,551	206,732	450,465	398,053
Operating expenses:
Research and development	46,429	43,046	90,990	85,029
Selling, general and administrative	97,456	97,056	205,139	187,308
Loss on sale of business	—	—	10,178	—
Total operating expenses	143,885	140,102	306,307	272,337
Earnings from operations	88,666	66,630	144,158	125,716
Interest expense	3,992	4,472	8,044	8,925
Interest income	(656)	(355)	(1,612)	(626)
Other expense (income), net	2,377	(1,027)	158	(1,687)
Earnings before income taxes	82,953	63,540	137,568	119,104
Income tax provision	11,390	12,127	26,810	25,120
Net earnings	$71,563	$51,413	$110,758	$93,984

Net earnings per share:
Basic	$0.52	$0.38	$0.80	$0.69
Diluted	$0.51	$0.37	$0.79	$0.68

Weighted average shares outstanding:
Basic	137,749	136,865	138,124	136,613
Diluted	140,149	138,449	140,564	138,266

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$71,563	$51,413	$110,758	$93,984
Other comprehensive income (loss), net of tax:
Fair value adjustment on interest rate swap contracts	—	—	—	187
Unrealized gain on available-for-sale investments	—	—	—	(1)
Foreign currency translation adjustments	(45,541)	22,593	(31,604)	35,795
Total other comprehensive (loss) income	(45,541)	22,593	(31,604)	35,981
Comprehensive income	$26,022	$74,006	$79,154	$129,965

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$507,942	$519,090
Accounts receivable, net	304,265	346,687
Inventories	384,242	372,183
Assets held for sale, net	—	67,344
Prepaid expenses and other current assets	89,385	81,915
Total current assets	1,285,834	1,387,219
Property and equipment, net	252,478	263,996
Deferred income taxes, net	22,574	21,001
Goodwill	903,849	909,811
Intangible assets, net	154,958	168,130
Other assets	85,382	59,869
Total assets	$2,705,075	$2,810,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,721	$106,389
Deferred revenue	27,299	25,614
Accrued payroll and related liabilities	66,849	71,310
Accrued product warranties	15,148	15,024
Advance payments from customers	20,913	20,672
Accrued expenses	36,501	37,089
Accrued income taxes	32,066	64,136
Liabilities held for sale	—	39,544
Other current liabilities	10,593	15,155
Total current liabilities	316,090	394,933
Long-term debt	421,316	420,684
Deferred income taxes	15,294	12,496
Accrued income taxes	90,185	87,483
Pension and other long-term liabilities	67,024	59,872
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 138,017 and 138,869 shares issued at June 30, 2018, and December 31, 2017, respectively, and additional paid-in capital	10,388	91,162
Retained earnings	1,929,742	1,856,756
Accumulated other comprehensive loss	(144,964)	(113,360)
Total shareholders’ equity	1,795,166	1,834,558
Total liabilities and shareholders' equity	$2,705,075	$2,810,026

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$110,758	$93,984
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,055	35,008
Stock-based compensation arrangements	14,400	14,854
Deferred income taxes	3,189	(150)
Other, net	(6,844)	(19,211)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	49,623	24,525
Inventories	(13,640)	(26,935)
Prepaid expenses and other current assets	1,645	(3,108)
Other assets	(1,717)	15,322
Accounts payable	(11,093)	(1,937)
Deferred revenue	2,731	(3,304)
Accrued payroll and other liabilities	(11,123)	2,938
Accrued income taxes	(33,078)	(18,642)
Pension and other long-term liabilities	15,438	(8,090)
Net cash provided by operating activities	153,344	105,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(13,435)	(23,627)
Proceeds from sale of business	25,920	—
Business acquisitions, net of cash acquired	(14,195)	—
Other investments	(9,500)	2,859
Net cash used by investing activities	(11,210)	(20,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(11,250)
Repurchase of common stock	(99,957)	—
Dividends paid	(44,330)	(41,013)
Proceeds from shares issued pursuant to stock-based compensation plans	16,890	7,035
Tax paid for net share exercises and issuance of vested restricted stock units	(12,113)	(9,022)
Other financing activities	(11)	(4)
Net cash used by financing activities	(139,521)	(54,254)
Effect of exchange rate changes on cash	(13,761)	12,010
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,148)	42,242
Cash, cash equivalents and restricted cash, beginning of year	519,090	361,349
Cash, cash equivalents and restricted cash, end of period	$507,942	$403,591

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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$452,707	$452,198	$509	$892,325	$891,169	$1,156
Cost of goods sold	220,156	220,043	113	441,860	441,653	207
Income tax provision	11,390	11,309	81	26,810	26,610	200
Net earnings	71,563	71,248	315	110,758	110,009	749

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable, net	$304,265	$302,128	$2,137
Inventories	384,242	384,449	(207)

Liabilities
Deferred revenue	27,299	27,299	—
Deferred income taxes	15,294	14,804	490

Equity
Retained earnings	1,929,742	1,928,302	1,440

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

See Note 18. "Operating Segments and Related Information - Revenue and Long-Lived Assets by Geographic Area" for information related to the Company’s revenues disaggregated by significant geographical region and operating segment.

Revenue includes certain shipping and handling costs and is stated net of third party agency fees. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold. Revenue is recognized net of allowances for returns and net of taxes collected from customers which are subsequently remitted to governmental authorities.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of June 30, 2018.

Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of June 30, 2018 and at the date of adoption of were $10.2 million and $14.5 million, respectively.

Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2018 and at the date of the adoption of ASC 606, contract liability balances classified as long-term totaled $13.8 million and $13.8 million, respectively, and are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $29.8 million of revenue recognized during the six month period ended June 30, 2018 was included in the combined opening contract liability balances adjusted for the ASC 606 adoption impacts.

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

Remaining Performance Obligations - (Continued)

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $68.2 million. The Company expects to recognize revenue on approximately 86 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2016 may be earned based upon the Company's return on invested capital over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three year period. Performance-based restricted stock unit awards granted during the quarter ended June 30, 2018 may be earned based upon a combination of the Company's revenue and operating performance over a three year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
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

The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$775	$631	$1,470	$1,032
Research and development	1,638	1,299	3,047	2,476
Selling, general and administrative	6,056	6,678	9,883	11,346
Stock-based compensation expense before income taxes	$8,469	$8,608	$14,400	$14,854
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	June 30,
	2018	2017
Capitalized in inventory	$1,068	$1,053

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Stock-based Compensation - (Continued)
As of June 30, 2018, the Company had approximately $63.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.4 years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$71,563	$51,413	$110,758	$93,984
Denominator for earnings per share:
Weighted average number of common shares outstanding	137,749	136,865	138,124	136,613
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,400	1,584	2,440	1,653
Diluted shares outstanding	140,149	138,449	140,564	138,266

The effect of stock-based compensation awards for the six months ended June 30, 2018 that aggregated 89,000 shares; three and six months ended June 30, 2017, which in the aggregate consisted of 162,000 and 265,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. There were no shares excluded for the three months ended June 30, 2018.

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
The Company had $97.3 million and $140.7 million of cash equivalents at June 30, 2018 and December 31, 2017, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of June 30, 2018 and December 31, 2017, are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 14, "Long-Term Debt," is approximately $421.4 million and $427.5 million based upon Level 2 inputs at June 30, 2018 and December 31, 2017, respectively. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other income, net for the three and six months ended June 30, 2018 were net losses of $4.0 million and $8.6 million, respectively. The net losses for the three and six months ended June 30, 2017 were $6.5 million and $7.5 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	June 30,	December 31,
	2018	2017
European euro	$107,746	$34,800
Swedish kroner	15,247	59,373
Canadian dollar	10,829	7,426
Brazilian real	7,800	7,794
Norwegian kroner	7,591	3,095
British pound sterling	4,542	34,317
Japanese yen	1,708	3,362
Australian dollar	1,395	2,817
	$156,858	$152,984
At June 30, 2018, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$517	$2,703	$1,760	$579

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $5.1 million and $7.6 million at June 30, 2018 and December 31, 2017, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw material and subassemblies	$213,149	$210,615
Work-in-progress	50,698	47,400
Finished goods	120,395	114,168
	$384,242	$372,183

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.        Property and Equipment
Property and equipment are net of accumulated depreciation of $319.2 million and $306.2 million at June 30, 2018 and December 31, 2017, respectively.

Note 10.	Goodwill

In August 2017, the Company announced a realignment of its business operations into three reportable operating segments effective as of January 1, 2018. Because of this realignment, the Company reassigned its reported goodwill as of January 1, 2018 to its new reportable segments based on the relative fair value of the respective operating segments at that time. Goodwill was reallocated as follows (in thousands):

January 1,
2018
Industrial	$389,575
Government and Defense	291,229
Commercial	229,007
$909,811

After the reassignment of goodwill, the Company performed an impairment test of the new reporting units as of January 1, 2018. As a result of this analysis, no impairment was identified. The reassignment and impairment test were completed during the three months ended June 30, 2018. See Note 18, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the three new reportable operating segments.
The carrying value of goodwill and the activity for the six months ended June 30, 2018 are as follows (in thousands):

Balance, December 31, 2017	$909,811
Currency translation adjustments	(5,962)
Balance, June 30, 2018	$903,849

Note 11.        Intangible Assets
Intangible assets are net of accumulated amortization of $95.6 million and $84.5 million at June 30, 2018 and December 31, 2017, respectively.

Note 12.	Credit Agreement
On February 8, 2011, the Company entered into a credit agreement with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement") which provides for a $500.0 million revolving line of credit. At June 30, 2018, the Company had no amounts outstanding under its revolving credit facility and had $15.5 million of letters of credit outstanding governed by the facility, which reduces the total available revolving credit under the Credit Agreement to $484.5 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accrued product warranties, beginning of period	$18,513	$19,971	$18,051	$20,845
Amounts paid for warranty services	(5,198)	(4,362)	(8,477)	(8,991)
Warranty provisions for products sold	5,366	3,782	8,902	7,491
Currency translation adjustments and other	(182)	139	23	185
Accrued product warranties, end of period	$18,499	$19,530	$18,499	$19,530

Current accrued product warranties, end of period			$15,148	$16,262
Long-term accrued product warranties, end of period			$3,351	$3,268

Note 14.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Unsecured notes	$425,000	$425,000
Unamortized discounts and issuance costs of unsecured notes	(3,684)	(4,316)
Long-term debt	$421,316	$420,684

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

Note 15.	Shareholders’ Equity
The following table summarizes the common stock and additional paid-in capital activity during the six months ended June 30, 2018 (in thousands):

Common stock and additional paid-in capital, December 31, 2017	$91,162
Common stock issued pursuant to stock-based compensation plans, net	4,777
Stock-based compensation	14,406
Repurchase of common stock	(99,957)
Common stock and additional paid-in capital, June 30, 2018	$10,388
During the three months ended June 30, 2018, the Company repurchased 0.3 million shares of the Company's common stock through open market transactions, including 0.2 million shares received upon the settlement of the accelerated share repurchase program, entered in March 2018 at a notional amount of $50.0 million. The Company received a total of 1.0 million shares under the accelerated share repurchase program. The repurchases were under the February 2017 authorization by the Company's Board of Directors which authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expires in February 2019.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Shareholders’ Equity - (Continued)
On June 8, 2018, the Company paid a dividend of $0.16 per share on its outstanding common stock to the shareholders of record as of the close of business on May 25, 2018. The total cash payments for dividends during the six months ended June 30, 2018 were $44.3 million.

Note 16.	Contingencies

Raytheon Litigation
FLIR Systems, Inc. and its subsidiary, FLIR Commercial Systems, Inc. (formerly known as Indigo Systems Corporation) (together, the “FLIR Parties”), were named in a lawsuit filed by Raytheon Company (“Raytheon”) on March 2, 2007, in the United States District Court for the Eastern District of Texas (the "District Court"). Raytheon's complaint, as amended, asserted claims for tortious interference, patent infringement, trade secret misappropriation, unfair competition, breach of contract, and fraudulent concealment. The FLIR Parties filed an answer to the complaint on September 2, 2008, in which they denied all material allegations. On October 27, 2010, the FLIR Parties and Raytheon entered into a settlement agreement that resolved the patent infringement claims (the "Patent Claims") pursuant to which the FLIR Parties paid $3 million to Raytheon and entitles the FLIR Parties to certain license rights in the patents that were the subject of the Patent Claims. On October 28, 2014, a four-week trial began with respect to Raytheon's remaining claims of misappropriation of trade secrets and claims related to 31 alleged trade secrets. On November 24, 2014, a jury in the District Court rejected Raytheon’s claims and determined that 27 of the alleged trade secrets were not in fact trade secrets and that neither of the FLIR Parties infringed any of the trade secrets claimed and awarded Raytheon no damages. On March 31, 2016, the District Court issued a Final Judgment denying Raytheon’s claims and awarding FLIR court costs and denying each of Raytheon’s and FLIR’s Renewed Motions for Judgment as a Matter of Law and denying FLIR’s Amended Rule 54(d) Motion for Attorneys’ Fees and Costs Under the Texas Theft Liability Act.

On April 29, 2016, Raytheon filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") of the denial by the District Court of Raytheon’s Renewed Motion for Judgment as a Matter of Law, or in the Alternative, Motion for New Trial. On May 11, 2016, the FLIR Parties filed a Notice of Appeal to the Court of Appeals of the Order of the District Court Denying the FLIR Parties’ Amended Rule 54(d) Motion for Attorneys’ Fees and Costs under the Texas Theft Liability Act, the Order Denying the FLIR Parties’ Renewed Motion for Judgment as a Matter of Law, and the Final Judgment to the extent it denied the FLIR Parties Attorneys’ Fees and Costs under the Texas Theft Liability Act. The Court of Appeals heard the matter on January 12, 2018, and on July 12, 2018 the Court of Appeals affirmed the rulings of the District Court and its finding of no liability on the part of the FLIR parties. The matter remains subject to appeal but as a result of the decision of the Court of Appeals, the Company believes that ultimate resolution of the matter will not result in material loss or gain to FLIR.

Matters Involving the United States Department of State and Department of Commerce
On October 22, 2014, the Company initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four facilities of the Company.  On April 27, 2015, the Company submitted its initial report to DDTC regarding the details of the issues raised in the October 22, 2014, submission.  DDTC subsequently notified the Company that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which the Company executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, the Company executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months and at the request of DDTC on December 1, 2017, further extended the tolling agreement for an additional six months through May 9, 2018. On April 24, 2018, the Company entered into a Consent Agreement with the DDTC to resolve these issues. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three month period ended March 31, 2018, the Company recorded a $15 million charge for the portion of the penalty that is not subject to suspension. As of June 30, 2018, the remaining amount payable of $14 million has been recorded in pension and other long-term liabilities. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.

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

In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. DDTC acknowledged the notification and at the request of DDTC, the Company executed a tolling agreements for this matter, suspending the statute of limitations through January 13, 2019. This matter was not resolved pursuant to the Consent Agreement identified above and remains under review.

In June 2017, the United States Department of Commerce Bureau of Industry and Security informed the Company of additional export licensing requirements that restrict the Company’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. The United States Department of Commerce Bureau of Industry and Security subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in EAR Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.

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

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $5.8 million and $13.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded a liability of $5.8 million as of June 30, 2018. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax provision	$11,390	$12,127	$26,810	$25,120
Effective tax rate	13.7%	19.1%	19.5%	21.1%
The effective tax rate for the three and six months ended June 30, 2018, is lower than the United States Federal tax rate of 21.0 percent mainly due to excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. In connection with the Company's initial analysis of the impact of the Tax Act, the Company recorded provisional net tax expense of $94.4 million for the period ended December 31, 2017. This amount consists of net expense of $66.5 million for the transition tax and net expense of $12.8 million for the remeasurement of the Company's net deferred tax assets using the reduced United States tax rate. In addition, the Company also recorded net tax expense of $15.1 million for state income and foreign taxes estimated to be due upon distribution of approximately $1.0 billion of previously undistributed foreign earnings no longer permanently reinvested as of December 31, 2017. These provisional amounts may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, foreign tax credit calculations, and state tax conformity to federal tax changes. As of June 30, 2018, the Company has not completed the accounting for the tax effects of the Tax Act described above and there have been no material changes to estimated amounts.
As of June 30, 2018, the Company had approximately $63.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $44.7 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of June 30, 2018, the Company had $6.7 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
In 2016, the Company recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded discrete tax expense of $39.6 million during 2016, related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of June 30, 2018. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. At June 30, 2018, the Company held the euro equivalent of $35.3 million in a restricted cash account.  Those amounts, or portions thereof, could become unrestricted depending on the outcome of this matter.

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
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue—External Customers:
Industrial	$188,421	$164,736	$359,079	$319,521
Government and Defense	161,027	145,715	320,358	283,896
Commercial	103,259	123,673	212,888	237,521
	$452,707	$434,124	$892,325	$840,938
Revenue—Intersegments:
Industrial	$6,164	$4,786	$12,496	$9,728
Government and Defense	4,573	3,896	6,101	7,163
Commercial	3,601	4,265	8,081	8,065
Eliminations	$(14,338)	$(12,947)	$(26,678)	$(24,956)
	$—	$—	$—	$—
Segment operating income:
Industrial	$58,096	$47,047	$103,550	$89,865
Government and Defense	45,548	38,153	91,730	71,473
Commercial	17,367	15,475	31,839	25,463
	$121,011	$100,675	$227,119	$186,801
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated segment operating income	$121,011	$100,675	$227,119	$186,801
Unallocated corporate expenses	(22,488)	(25,016)	(57,435)	(43,241)
Amortization of purchased intangible assets	(6,099)	(7,016)	(12,086)	(13,751)
Amortization of acquisition-related inventory step-up	—	—	—	(1,992)
Loss on sale of business	—	—	(10,178)	—
Restructuring and other charges	(3,758)	(2,013)	(3,262)	(2,101)
Consolidated earnings from operations	88,666	66,630	144,158	125,716
Interest and non-operating expenses, net	(5,713)	(3,090)	(6,590)	(6,612)
Consolidated earnings before income taxes	$82,953	$63,540	$137,568	$119,104
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	June 30,	December 31,
	2018	2017
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$279,060	$287,439
Government and Defense	303,170	332,044
Commercial	143,355	136,942
	$725,585	$756,425
Goodwill(1):
Industrial	386,753	—
Government and Defense	290,908	—
Commercial	226,188	—
	$903,849	—
Total operating segment assets	$1,629,434	$756,425

Assets not allocated:
Cash, cash equivalents and restricted cash	$507,942	$519,090
Assets held for sale, net	—	67,344
Prepaid expenses and other current assets	52,307	44,360
Property and equipment, net	252,478	263,996
Deferred income taxes	22,574	21,001
Goodwill(1)	—	909,811
Intangible assets, net	154,958	168,130
Other assets	$85,382	$59,869
Total assets	$2,705,075	$2,810,026
___________
(1) Due to the realignment of the Company's business operations effective as of January 1, 2018, goodwill as of December 31, 2017 is presented as an asset not allocated to the operating segments in this table. See Note 10. "Goodwill" for additional information and goodwill by operating segments as of January 1, 2018.

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$89,259	$102,798	$41,478	$233,535	$175,555	$197,931	$85,493	$458,979
Europe	32,610	18,701	41,678	92,989	68,153	35,903	86,455	190,511
Asia	49,655	13,696	9,339	72,690	83,711	32,049	18,303	134,063
Middle East/Africa	4,873	24,088	6,448	35,409	8,538	51,270	12,008	71,816
Canada/Latin America	12,024	1,744	4,316	18,084	23,122	3,205	10,629	36,956
	$188,421	$161,027	$103,259	$452,707	$359,079	$320,358	$212,888	$892,325

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$77,212	$87,806	$59,007	$224,025	$154,187	$179,039	$112,630	$445,856
Europe	31,086	20,495	39,460	91,041	64,344	32,578	77,391	174,313
Asia	39,170	11,968	8,583	59,721	72,395	23,989	17,261	113,645
Middle East/Africa	7,423	19,613	8,212	35,248	9,754	37,838	12,798	60,390
Canada/Latin America	9,845	5,833	8,411	24,089	18,841	10,452	17,441	46,734
	$164,736	$145,715	$123,673	$434,124	$319,521	$283,896	$237,521	$840,938
Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30,	December 31,
	2018	2017
United States	$711,292	$797,816
Europe	461,800	343,208
Other foreign	223,575	260,782
	$1,396,667	$1,401,806
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States government	$120,244	$111,824	$239,199	$228,059

Note 19.	Business Acquisitions and Divestitures
Business Acquisition

On March 26, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of a privately held technology company for approximately $7.1 million in cash. The allocation of the purchase price to identifiable intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the year ended December 31, 2018. Goodwill and intangibles will be recorded in the Commercial business unit. The excess purchase price of approximately $6.8 million has been preliminarily reported in other assets as of June 30, 2018. In addition, during the three months ended March 31, 2018, the Company made a number of minority interest investments in private technology companies totaling approximately $9.5 million.

On April 3, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of a startup technology company for approximately $7.1 million in cash. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the year ended December 31, 2018. Goodwill and intangibles will be recorded in the Commercial business unit. The unallocated purchase price of approximately $7.1 million has been preliminarily reported in other assets as of June 30, 2018.

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
On July 19, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share on its common stock, payable on September 7, 2018, to shareholders of record as of the close of business on August 24, 2018. The total cash payment of this dividend will be approximately $22.1 million.

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

In August 2017, we announced a realignment of our business which resulted in reducing our number of operating segments from six to three, effective as of January 1, 2018. The three operating segments are: Industrial business unit, Government & Defense business unit, and Commercial business unit. See Note 18, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the three operating segments. The segment operating results for the three and six months ended June 30, 2017 below have been adjusted to conform to the new operating segment structure.
Revenue. Consolidated revenue for the three months ended June 30, 2018, increased by 4.3 percent year over year, from $434.1 million in the second quarter of 2017 to $452.7 million in the second quarter of 2018. Consolidated revenue for the six months ended June 30, 2018 increased by 6.1 percent year over year, from $840.9 million in the first six months of 2017 to $892.3 million in the first six months of 2018. Increases in revenues for the three and six month period in our Industrial and Government & Defense business units were partially offset by decline in Commercial business unit as a result of our divestiture of the Consumer and Small and Medium-sized ("SMB") Security business as announced in February 2018.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. Excluding the divestiture of the Consumer and SMB Security businesses, we currently expect total annual revenue for 2018 to be higher than 2017 revenue and reported revenue including the divested businesses to be about flat or slightly down when compared to prior year. However, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 48.4 percent and 48.4 percent of total revenue for the quarters ended June 30, 2018 and 2017, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2018 were $220.2 million and $441.9 million, compared to cost of goods sold for the three and six months ended June 30, 2017 of $227.4 million and $442.9 million, respectively. The decrease in cost of goods sold for the three and six month periods is primarily related to favorable product mix in 2018.
Gross profit. Gross profit for the quarter ended June 30, 2018, was $232.6 million compared to $206.7 million for the same quarter last year. Gross profit for the six months ended June 30, 2018 was $450.5 million compared to $398.1 million for the six month period ended June 30, 2017. Gross margin, defined as gross profit divided by revenue, increased from 47.6 percent in the second quarter of 2017 to 51.4 percent in the second quarter of 2018 and increased from 47.3 percent for the six months ended June 30, 2017 to 50.5 percent during the six months ended June 30, 2018. The increase in gross margin for the three and six month periods was primarily due to strong volume growth and favorable product mix.
Research and development expenses. Research and development expenses for the second quarter of 2018 totaled $46.4 million, compared to $43.0 million in the second quarter of 2017. Research and development expenses in the first six months of 2018 were $91.0 million compared to $85.0 million for the first six months of 2017. Research and development expenses as a percentage of revenue were 10.3 percent for the three months ended June 30, 2018 and 9.9 percent for the three months ended June 30, 2017. Research and development expenses as a percentage of revenue for the first six months of 2018 were 10.2 percent compared to 10.1 percent during the first six months of 2017. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2017, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $97.5 million and $97.1 million for the quarters ended June 30, 2018 and 2017, respectively. Selling, general, and administrative expenses were $205.1 million and $187.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase in selling, general, and administrative expenses for the six month period is primarily attributed to $15.0 million recorded in the first quarter of 2018 for the costs of a regulatory settlement described further in Note 16, "Contingencies" of the Notes to the Consolidated Financial Statements. Selling, general, and administrative expenses as a percentage of revenue were 21.5 percent and 22.4 percent for the quarters ended June 30, 2018 and 2017, respectively. Selling, general, and administrative expenses as a percentage of revenue were 23.0 percent and 22.3 percent for the six months periods ended June 30, 2018 and 2017, respectively. Over the past five annual periods through December 31, 2017, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.7 percent of revenue, and excluding the impact of the $15.0 million regulatory settlement cost described above, we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Loss on sale of business. During the first half of 2018, we recorded an additional pre-tax loss on the sale of our Consumer and SMB Security businesses of $10.2 million. See Note 19, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements for additional information.
Interest expense. Interest expense for the three months ended June 30, 2018, was $4.0 million, compared to $4.5 million for the same period of 2017. Interest expense for the six months ended June 30, 2018, was $8.0 million, compared to $8.9 million for the same period of 2017. Interest expense for the three and six month periods in 2018 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes. Interest expense for the same periods in 2017 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and amounts drawn under our credit facility. There were no drawings on our credit facility for the 2018 periods.
Income taxes. Our income tax provision of $11.4 million and $26.8 million for the three and six months ended June 30, 2018, represents an effective tax rate of 13.7 percent and 19.5 percent. Our income tax provision for the three and six months ended June 30, 2017 was $12.1 million and $25.1 million, which represented an effective tax rate of 19.1 percent and 21.1 percent. The effective tax rate for the three and six months ended June 30, 2018 is lower than the United States Federal tax rate of 21 percent mainly due to excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.

In 2016, we recorded discrete tax charges totaling $39.6 million related to the January 11, 2016, announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of our international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 we filed a separate appeal with the General Court of the European Union. In accordance with FASB ASC Topic 740, “Income Taxes,” we recorded discrete tax expense of $39.6 million during 2016, related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount, which we have classified as current taxes payable on the Consolidated Balance Sheet as of June 30, 2018. We have filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. At June 30, 2018, we held the euro equivalent of $35.3 million in a restricted cash account.  Those amounts, or portions thereof, could become unrestricted depending on the outcome of this matter.

Segment Operating Results

The Company is currently organized into three reportable segments. See Note 18, “Operating Segments and Related Information,” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues. In August 2017, we announced our plans to realign the business operations into three principle businesses: Industrial business unit, Government and Defense business unit, and Commercial business unit. The Industrial business unit consists of the former Instruments and OEM and Emerging segments, excluding the Intelligent Traffic Systems ("ITS") business; The Government and Defense business unit consists of the former Surveillance and Detection segments, excluding the Outdoor and Tactical Systems ("OTS") business; and the Commercial business unit consists of the former Maritime and Security segments, along with the ITS and OTS businesses. With this re-alignment, we intend to reduce complexity, realize greater operating synergies, and enhance management focus.
Industrial
Industrial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$188.4	$164.7	$359.1	$319.5
Earnings from operations	58.1	47.0	103.6	89.9
Operating margin	30.8%	28.6%	28.8%	28.1%
Backlog, end of period			181	185

Industrial business unit revenue for the quarter ended June 30, 2018 increased by 14.4 percent compared to the same period of 2017. Industrial business unit revenue for the six months ended June 30, 2018 increased by 12.4 percent compared to the same period of 2017. The increase in revenue for the three month period was predominately attributable to strength in the Instruments UAS, gas finders, science and automation product lines and sales to automotive OEMs. The increase in revenue for the six month period was predominately attributable to strong performance in the Instruments and OEM product lines. The increase in earnings from operations for the three and six months ended June 30, 2018, compared to the same periods of 2017, was primarily due to strong revenue growth coupled with product mix in the Instruments and OEM products.

Government and Defense
Government and Defense business unit operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$161.0	$145.7	$320.4	$283.9
Earnings from operations	45.5	38.2	91.7	71.5
Operating margin	28.3%	26.2%	28.6%	25.2%
Backlog, end of period			352	399

Government and Defense business unit revenue for the quarter ended June 30, 2018 increased by 10.5 percent compared to the same period of 2017. Government and Defense business unit revenue for the six months ended June 30, 2018 increased by 12.8 percent compared to the same period of 2017. The increase in revenue for the three and six month periods ended June 30, 2018, compared to the same periods of 2017 was driven by strong results in land and CBRNE related systems. The increase in earnings from operations for the three and six month periods ended June 30, 2018, compared to the same periods in 2017, was primarily due to higher revenues, favorable product mix and controlled spending. The decrease in year-over-year backlog is primarily driven by the timing of large US Government orders under a CBRNE program during 2017 and subsequent delivery timing. Additionally, there was a large international order in current backlog as of June 30, 2017, which was moved to non-current backlog in late 2017.
Commercial
Commercial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$103.3	$123.7	$212.9	$237.5
Earnings from operations	17.4	15.5	31.8	25.5
Operating margin	16.8%	12.5%	15.0%	10.7%
Backlog, end of period			64	61

Commercial business unit revenue for the quarter ended June 30, 2018 decreased by 16.5 percent compared to the same period of 2017. Commercial business unit revenue for the six months ended June 30, 2018 decreased 10.4 percent compared to the same period of 2017. The decrease in revenue for the three and six month periods ended June 30, 2018 was predominately due to the divestitures of our Consumer and SMB Security businesses during the period ended March 31, 2018, partially offset by strong growth in marine electronics and intelligent transportation related products. The increase in earnings from operations for the three and six months ended June 30, 2018, compared to the same periods of 2017, was primarily due to favorable product mix, led by marine electronics.

Liquidity and Capital Resources
At June 30, 2018, we had a total of $507.9 million in cash, cash equivalents and restricted cash, $217.3 million of which resided in the United States and $290.6 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2017, of $519.1 million, of which $228.9 million resided in the United States and $290.2 million at our foreign subsidiaries. At June 30, 2018, the restricted cash balance was $35.3 million and we had no amounts designated as restricted cash at December 31, 2017. The decrease in cash, cash equivalents and restricted cash during the six months ended June 30, 2018, was primarily due to share repurchases of $100.0 million, dividend payments of $44.3 million, business acquisitions of $14.2 million, minority interest investments of $9.5 million and capital expenditures of $13.4 million, partially offset by cash provided from operations of $153.3 million, cash received from the sale of our Consumer and SMB Security businesses of $25.9 million and proceeds of $16.9 million from shares issued under our stock compensation plans.
Cash provided by operating activities during the six months ended June 30, 2018 totaled $153.3 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital. The increase of cash provided by operating activities in 2018 over 2017 was due to an increase in net income and improvement in working capital.
Cash used by investing activities for the six months ended June 30, 2018 totaled $11.2 million, which consisted of business acquisitions, minority interest investments and capital expenditures in the ordinary course of business, offset by $25.9 million generated from the sale of our Consumer and SMB Security businesses.
Cash used by financing activities for the six months ended June 30, 2018 totaled $139.5 million, which primarily consisted of cash used for the repurchase of shares of our common stock and the payment of quarterly dividends.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month Eurocurrency-based borrowing rate was 3.469 percent per annum and the prime lending-based borrowing rate was 5.375 percent per annum at June 30, 2018. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At June 30, 2018, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at June 30, 2018. The credit facilities available under the Credit Agreement are unsecured.
We had $15.5 million of letters of credit outstanding under the Credit Agreement at June 30, 2018, which reduced the total available revolving credit under the Credit Agreement.
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
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. During the first quarter of 2018, we entered into an accelerated share repurchase program at a notional amount of $50.0 million, which settled on June 4, 2018, under which we received 1.0 million shares. The repurchases were under the February 2017 authorization. As of June 30, 2018, a total of 2.0 million shares have been repurchased under the February 8, 2017 authorization.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. In accordance with the Tax Act, we have accrued $66.5 million of United States taxes payable on all previously undistributed earnings of our foreign subsidiaries, estimated to be approximately $1.0 billion as of December 31, 2017. We have also recorded deferred tax liabilities of $14.3 million for state and foreign taxes estimated to be due upon distribution of all accumulated earnings by our foreign subsidiaries.

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

Off-Balance Sheet Arrangements
As of June 30, 2018, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in ASU 2017-04 are to be applied on a prospective basis and are not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). The standard more closely aligns the accounting for employee and nonemployee share-based payments. The standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its revenue recognition policy in connection with the adoption of FASB ASU No. 2014-09, "Revenue - Revenue from Contracts with Customers" as further described in Note 2, "Revenue" of the Notes to the Consolidated Financial Statements. Readers should also refer to Management's Discussion and Analysis and the critical accounting policies and its use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 13, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2017. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first six months of 2018.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended June 30, 2018.

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

As of June 30, 2018, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions. For example, in January 2016, the European Commission announced a decision concluding that certain rules under Belgian tax legislation are deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission has directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries.  The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Count of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union.   The Company recorded discrete tax expense of $39.6 million during 2016 related to this matter and on January 10, 2017, received tax assessments from the Belgium government for a similar amount. The Company has filed a complaint against the Belgian tax assessments, and the result of this complaint, the appeal with the General Court of the European Union, new information received from the Belgian Government, or other future events may cause the income tax provision associated with the decision to be entirely or partially reversed. At June 30, 2018, we held the euro equivalent of $35.3 million in a restricted account.  Those amounts, or portions thereof, could become unrestricted based on a similar fact pattern.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2018, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs(2)
April 1 to April 30, 2018	100,626	$49.71	100,626
June 1 to June 30, 2018	155,996	64.10	155,996
Total	256,622	$58.46	1,978,553	13,021,447
(1) The share repurchases totaling 100,626 shares were through open market transactions. On March 1, 2018, we entered into an uncollared accelerated share repurchase program (“ASR”) at a notional amount of $50.0 million under which we were to receive a number of shares based on the daily volume weighted average price of common stock, less a discount, over a period beginning on the effective date of the ASR and ending on a date no later than June 4, 2018. Under the ASR, we received the initial shares of 813,670 on March 5, 2018. The ASR was settled on June 4, 2018 and we received an additional 155,996 shares. The average price paid per share for the total shares received under the ASR was $51.56. These shares received resulted in an immediate reduction of the shares used to calculate our weighted-average common shares outstanding for basic and diluted earnings per share.
(2) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. During the six months ended June 30, 2018, the Company repurchased 2.0 million shares of the Company's common stock under the February 2017 repurchase authorization by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Description
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date July 27, 2018	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)