Form 10-Q
period 2018-09-30
FLIR SYSTEMS INC
filed 2018-10-30
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of October 26, 2018, there were 138,348,046 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$434,898	$464,712	$1,327,223	$1,305,650
Cost of goods sold	212,824	241,821	654,684	684,706
Gross profit	222,074	222,891	672,539	620,944
Operating expenses:
Research and development	41,997	42,873	132,987	127,902
Selling, general and administrative	91,525	92,932	296,664	280,240
Loss on sale of business	—	—	10,178	—
Total operating expenses	133,522	135,805	439,829	408,142
Earnings from operations	88,552	87,086	232,710	212,802
Interest expense	4,042	3,819	12,086	12,744
Interest income	(979)	(488)	(2,591)	(1,114)
Other expense (income), net	71	(778)	229	(2,465)
Earnings before income taxes	85,418	84,533	222,986	203,637
Income tax provision	12,267	21,004	39,077	46,124
Net earnings	$73,151	$63,529	$183,909	$157,513

Net earnings per share:
Basic	$0.53	$0.46	$1.33	$1.15
Diluted	$0.52	$0.46	$1.31	$1.13

Weighted average shares outstanding:
Basic	138,190	137,849	138,146	137,030
Diluted	140,327	139,419	140,613	138,853

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$73,151	$63,529	$183,909	$157,513
Other comprehensive income (loss), net of tax:
Fair value adjustment on interest rate swap contracts	—	—	—	187
Realized gain reclassified to earnings	—	(494)	—	(494)
Unrealized gain on available-for-sale investments	—	(3)	—	(4)
Foreign currency translation adjustments	5,308	19,993	(26,296)	55,788
Total other comprehensive income (loss)	5,308	19,496	(26,296)	55,477
Comprehensive income	$78,459	$83,025	$157,613	$212,990

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$593,335	$519,090
Accounts receivable, net	291,094	346,687
Inventories	376,542	372,183
Assets held for sale, net	—	67,344
Prepaid expenses and other current assets	93,760	81,915
Total current assets	1,354,731	1,387,219
Property and equipment, net	250,050	263,996
Deferred income taxes, net	94,440	21,001
Goodwill	911,260	909,811
Intangible assets, net	151,778	168,130
Other assets	94,626	59,869
Total assets	$2,856,885	$2,810,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,975	$106,389
Deferred revenue	30,493	25,614
Accrued payroll and related liabilities	76,747	71,310
Accrued product warranties	15,567	15,024
Advance payments from customers	22,836	20,672
Accrued expenses	35,184	37,089
Accrued income taxes	30,036	64,136
Liabilities held for sale	—	39,544
Other current liabilities	15,105	15,155
Total current liabilities	321,943	394,933
Long-term debt	421,632	420,684
Deferred income taxes	14,696	12,496
Accrued income taxes	90,231	87,483
Pension and other long-term liabilities	67,160	59,872
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 138,332 and 138,869 shares issued at September 30, 2018, and December 31, 2017, respectively, and additional paid-in capital	25,740	91,162
Retained earnings	2,055,139	1,856,756
Accumulated other comprehensive loss	(139,656)	(113,360)
Total shareholders’ equity	1,941,223	1,834,558
Total liabilities and shareholders' equity	$2,856,885	$2,810,026

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$183,909	$157,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,363	53,426
Stock-based compensation arrangements	24,962	24,745
Deferred income taxes	1,919	(2,337)
Other, net	(4,020)	(28,007)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	63,266	13,047
Inventories	(5,050)	(30,589)
Prepaid expenses and other current assets	(2,194)	(4,863)
Other assets	(1,410)	20,391
Accounts payable	(22,166)	11,370
Deferred revenue	5,856	(5,792)
Accrued payroll and other liabilities	3,231	13,712
Accrued income taxes	(35,762)	(6,647)
Pension and other long-term liabilities	13,939	(6,633)
Net cash provided by operating activities	275,843	209,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(20,665)	(31,834)
Proceeds from sale of business	25,920	—
Business acquisitions, net of cash acquired	(22,166)	—
Other investments	(15,500)	2,859
Net cash used by investing activities	(32,411)	(28,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(97,500)
Repurchase of common stock	(99,957)	—
Dividends paid	(66,451)	(61,776)
Proceeds from shares issued pursuant to stock-based compensation plans	24,184	44,231
Tax paid for net share exercises and issuance of vested restricted stock units	(14,663)	(9,505)
Other financing activities	(12)	(13)
Net cash used by financing activities	(156,899)	(124,563)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,288)	19,814
Net increase in cash, cash equivalents and restricted cash	74,245	75,612
Cash, cash equivalents and restricted cash, beginning of year	519,090	361,349
Cash, cash equivalents and restricted cash, end of period	$593,335	$436,961

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
FASB ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). Effective January 1, 2018, the Company adopted ASU 2016-16, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This new standard has been applied on a modified retrospective transition basis with an adjustment to the opening balance of retained earnings in the amount of approximately $80.0 million as of January 1, 2018.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 1.    Basis of Presentation - (Continued)
Recently Adopted Accounting Pronouncements - (Continued)
The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, "Revenue - Revenue from Contracts with Customers" and ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2016-16*	Balance at January 1, 2018
Assets
Accounts receivable, net	$346,687	$981	$—	$347,668
Inventories	372,183	(524)	—	371,659
Deferred income taxes, net	21,001	—	74,367	95,368
Other assets	59,869	—	(1,005)	58,864

Liabilities
Deferred revenue	25,614	(788)	—	24,826
Deferred income taxes	12,496	290	1,422	14,208
Pension and other long-term liabilities	59,872	—	(8,030)	51,842

Shareholders' Equity
Retained earnings	1,856,756	955	79,970	1,937,681

*
During the three-month period ended September 30, 2018, the Company recorded an additional deferred tax asset related to a prior period non-inventory intra-entity asset transfer that was not originally recorded upon adoption of ASU 2016-16 in the three-month period ended March 31, 2018. Consequently, an immaterial adjustment has been made to the table above related to the inclusion of the deferred income tax assets and corresponding impact to retained earnings in the amount of $74.4 million as of January 1, 2018.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$434,898	$434,543	$355	$1,327,223	$1,325,712	$1,511
Cost of goods sold	212,824	212,747	77	654,684	654,400	284
Income tax provision	12,267	12,209	58	39,077	38,819	258
Net earnings	73,151	72,931	220	183,909	182,940	969

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable, net	$291,094	$288,602	$2,492
Inventories	376,542	376,826	(284)

Liabilities
Deferred revenue	30,493	30,493	—
Deferred income taxes	14,696	14,148	548

Equity
Retained earnings	2,055,139	2,053,479	1,660

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2018.

Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of September 30, 2018 and at the date of adoption of ASC 606 were $10.1 million and $14.1 million, respectively.

Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2018 and at the date of the adoption of ASC 606, contract liability balances classified as long-term totaled $14.6 million and $13.8 million, respectively, and are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $36.4 million of revenue recognized during the nine month period ended September 30, 2018 was included in the combined opening contract liability balances adjusted for the ASC 606 adoption impacts.

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

Remaining Performance Obligations - (Continued)

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $82.4 million. The Company expects to recognize revenue on approximately 78 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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

The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$843	$788	$2,313	$1,820
Research and development	1,967	1,329	5,014	3,805
Selling, general and administrative	7,752	7,774	17,635	19,120
Stock-based compensation expense before income taxes	$10,562	$9,891	$24,962	$24,745
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	September 30,
	2018	2017
Capitalized in inventory	$1,115	$1,074

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.	Stock-based Compensation - (Continued)
As of September 30, 2018, the Company had approximately $56.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.2 years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$73,151	$63,529	$183,909	$157,513
Denominator for earnings per share:
Weighted average number of common shares outstanding	138,190	137,849	138,146	137,030
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,137	1,570	2,467	1,823
Diluted shares outstanding	140,327	139,419	140,613	138,853

The effect of stock-based compensation awards for three and nine months ended September 30, 2017, which in the aggregate consisted of 147,000 and 83,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. There were no shares excluded for the three and nine months ended September 30, 2018.

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
The Company had $134.9 million and $140.7 million of cash equivalents at September 30, 2018 and December 31, 2017, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of September 30, 2018 and December 31, 2017, are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 14, "Long-Term Debt," is approximately $418.7 million and $427.5 million based upon Level 2 inputs at September 30, 2018 and December 31, 2017, respectively. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other expense (income), net for the three and nine months ended September 30, 2018 were a net gain of $1.5 million and a net loss of $7.1 million, respectively. The net for the three and nine months ended September 30, 2017 were a net gain of $0.2 million and a net loss of $7.3 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	September 30,	December 31,
	2018	2017
European euro	$78,747	$34,800
Canadian dollar	15,665	7,426
Swedish kroner	13,701	59,373
Norwegian kroner	9,486	3,095
Brazilian real	8,451	7,794
Australian dollar	1,192	2,817
British pound sterling	1,037	34,317
Denmark Kroner	786	—
Japanese yen	727	3,362
	$129,792	$152,984
At September 30, 2018, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$3,987	$529	$1,760	$579

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $5.5 million and $7.6 million at September 30, 2018 and December 31, 2017, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw material and subassemblies	$219,699	$210,615
Work-in-progress	52,228	47,400
Finished goods	104,615	114,168
	$376,542	$372,183

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.        Property and Equipment
Property and equipment are net of accumulated depreciation of $329.6 million and $306.2 million at September 30, 2018 and December 31, 2017, respectively.

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
The carrying value of goodwill and the activity for the nine months ended September 30, 2018 are as follows (in thousands):

Balance, December 31, 2017	$909,811
Goodwill from acquisitions	4,673
Currency translation adjustments	(3,224)
Balance, September 30, 2018	$911,260

Note 11.        Intangible Assets
Intangible assets are net of accumulated amortization of $94.4 million and $84.5 million at September 30, 2018 and December 31, 2017, respectively.

Note 12.	Credit Agreement
On February 8, 2011, the Company entered into a credit agreement with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other lenders, as amended on April 5, 2013, October 27, 2015 and May 31, 2016 (the "Credit Agreement") which provides for a $500 million revolving line of credit. At September 30, 2018, the Company had no amounts outstanding under its revolving credit facility and had $14.5 million of letters of credit outstanding governed by the facility, which reduces the total available revolving credit under the Credit Agreement to $485.5 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accrued product warranties, beginning of period	$18,499	$19,530	$18,051	$20,845
Amounts paid for warranty services	(4,332)	(3,790)	(12,809)	(12,781)
Warranty provisions for products sold	4,971	3,294	13,873	10,785
Currency translation adjustments and other	19	90	42	275
Accrued product warranties, end of period	$19,157	$19,124	$19,157	$19,124

Current accrued product warranties, end of period			$15,567	$16,193
Long-term accrued product warranties, end of period			$3,590	$2,931

Note 14.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Unsecured notes	$425,000	$425,000
Unamortized discounts and issuance costs of unsecured notes	(3,368)	(4,316)
Long-term debt	$421,632	$420,684

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
The following table summarizes the common stock and additional paid-in capital activity during the nine months ended September 30, 2018 (in thousands):

Common stock and additional paid-in capital, December 31, 2017	$91,162
Common stock issued pursuant to stock-based compensation plans, net	9,520
Stock-based compensation	25,015
Repurchase of common stock	(99,957)
Common stock and additional paid-in capital, September 30, 2018	$25,740
During the nine months ended September 30, 2018, the Company repurchased 2.0 million shares of the Company's common stock through open market transactions, including 1.0 million shares received from the accelerated share repurchase program, entered in March 2018 at a notional amount of $50.0 million. The repurchases were under the February 2017 authorization by the Company's Board of Directors which authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expires in February 2019.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Shareholders’ Equity - (Continued)
On September 7, 2018, the Company paid a dividend of $0.16 per share on its outstanding common stock to the shareholders of record as of the close of business on August 24, 2018. The total cash payments for dividends during the nine months ended September 30, 2018 were $66.5 million.

Note 16.	Contingencies

Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15 million charge for the portion of the penalty that is not subject to suspension. As of September 30, 2018, the remaining amount payable of $3.5 million and $10.5 million has been recorded in other current liabilities and pension and other long-term liabilities, respectively. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.

As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.

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

In June 2017, the United States Department of Commerce Bureau of Industry and Security informed the Company of additional export licensing requirements that restrict the Company’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. The United States Department of Commerce Bureau of Industry and Security subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in EAR Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.

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

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $5.2 million and $12.4 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $5.2 million in other current liabilities as of September 30, 2018. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

Note 17.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax provision	$12,267	$21,004	$39,077	$46,124
Effective tax rate	14.4%	24.8%	17.5%	22.6%
The effective tax rate for the three and nine months ended September 30, 2018, is lower than the United States Federal tax rate of 21.0 percent mainly due to excess tax benefits from stock compensation and a reduction in the accrual for the U.S. transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.

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
The Company has not completed the accounting for the tax effects of the Tax Act, primarily related to computations of earnings and profits, available foreign tax credits, and state conformity to federal tax changes. However, during the quarter ending September 30, 2018, the Company recognized a measurement period adjustment resulting in a $9.9 million reduction of tax expense. In addition, the Company reduced by $0.6 million the estimated state and foreign liability for tax due upon distribution of approximately $902.0 million of previously undistributed foreign earnings no longer permanently reinvested as of December 31, 2017. The Company continues to gather additional information and expects to complete the accounting for the Tax Act within the measurement period prescribed in Staff Accounting Bulletin No. 118.
As of September 30, 2018, the Company had approximately $63.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $46.7 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of September 30, 2018, the Company had $6.8 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
In 2016, the Company, in accordance with FASB ASC Topic 740, "Income Taxes," recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. On January 10, 2017, the Company received tax assessments from the Belgium government approximating the discrete tax charge recorded during 2016, which the Company has classified as current taxes payable on the Consolidated Balance Sheet as of September 30, 2018. The Company filed a complaint against the Belgian tax assessments, and on October 23, 2018 the Belgian government canceled $33.0 million of the tax assessments. As a result, the Company expects to reverse a similar amount of previously accrued income tax plus interest associated with the assessments during the three-month period ending December 31, 2018. In addition, the Company expects the euro equivalent of $35.7 million held in a restricted cash account as of September 30, 2018 to become unrestricted during the three-month period ending December 31, 2018.  The appeal with the General Court of the European Union or other future events may cause the remaining income tax provision associated with the European Commission decision to be entirely or partially reversed.
During the quarter ending September 30, 2018, the Swedish Tax Authority (“STA”) issued a proposed tax assessment for the tax year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The proposed assessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and indicates a suggested decision to assess taxes and penalties totaling approximately $$300.0 million (Swedish kroner 2.8 billion). The Company believes the STA’s assertions in the proposed assessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.	Income Taxes - (Continued)
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2015 - 2016
State of California	2013 - 2016
State of Massachusetts	2013 - 2016
State of Oregon	2014 - 2016
Sweden	2012 - 2016
United Kingdom	2013 - 2016
Belgium	2011 - 2016

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
Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue—External Customers:
Industrial	$177,151	$170,942	$536,231	$490,463
Government and Defense	171,955	169,734	492,313	453,630
Commercial	85,792	124,036	298,679	361,557
	$434,898	$464,712	$1,327,223	$1,305,650
Revenue—Intersegments:
Industrial	$3,455	$4,786	$15,950	$9,728
Government and Defense	2,327	3,896	8,428	7,163
Commercial	5,845	4,265	13,926	8,065
Eliminations	(11,627)	(12,947)	(38,304)	(24,956)
	$—	$—	$—	$—
Segment operating income:
Industrial	$56,046	$54,391	$159,597	$144,256
Government and Defense	53,878	52,605	145,608	124,078
Commercial	10,441	14,314	42,280	39,777
	$120,365	$121,310	$347,485	$308,111
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated segment operating income	$120,365	$121,310	$347,485	$308,111
Unallocated corporate expenses	(22,427)	(25,492)	(79,865)	(68,733)
Amortization of purchased intangible assets	(5,824)	(7,102)	(17,909)	(20,854)
Amortization of acquisition-related inventory step-up	—	—	—	(1,992)
Loss on sale of business	—	—	(10,178)	—
Restructuring and other charges	(3,562)	(1,630)	(6,823)	(3,730)
Consolidated earnings from operations	88,552	87,086	232,710	212,802
Interest and non-operating expenses, net	(3,134)	(2,553)	(9,724)	(9,165)
Consolidated earnings before income taxes	$85,418	$84,533	$222,986	$203,637
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	September 30,	December 31,
	2018	2017
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$270,299	$287,439
Government and Defense	297,590	332,044
Commercial	136,350	136,942
	$704,239	$756,425
Goodwill(1):
Industrial	392,472	—
Government and Defense	291,478	—
Commercial	227,310	—
	$911,260	—
Total operating segment assets	$1,615,499	$756,425

Assets not allocated:
Cash, cash equivalents and restricted cash	$593,335	$519,090
Assets held for sale, net	—	67,344
Prepaid expenses and other current assets	57,157	44,360
Property and equipment, net	250,050	263,996
Deferred income taxes	94,440	21,001
Goodwill(1)	—	909,811
Intangible assets, net	151,778	168,130
Other assets	$94,626	$59,869
Total assets	$2,856,885	$2,810,026
___________
(1) Due to the realignment of the Company's business operations effective as of January 1, 2018, goodwill as of December 31, 2017 is presented as an asset not allocated to the operating segments in this table. See Note 10. "Goodwill" for additional information and goodwill by operating segments as of January 1, 2018.

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$95,896	$114,176	$30,463	$240,535	$271,451	$312,106	$115,957	$699,514
Europe	28,208	25,378	35,024	88,610	96,361	61,281	121,479	279,121
Asia	37,881	14,326	10,343	62,550	121,593	46,373	28,646	196,612
Middle East/Africa	5,015	13,757	6,255	25,027	13,553	65,029	18,262	96,844
Canada/Latin America	10,151	4,318	3,707	18,176	33,273	7,524	14,335	55,132
	$177,151	$171,955	$85,792	$434,898	$536,231	$492,313	$298,679	$1,327,223

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$81,517	$97,723	$71,515	$250,755	$235,705	$276,761	$184,146	$696,612
Europe	31,565	28,156	31,808	91,529	95,909	60,734	109,199	265,842
Asia	42,697	5,942	7,777	56,416	115,091	29,932	25,038	170,061
Middle East/Africa	4,397	17,533	4,507	26,437	14,150	55,371	17,305	86,826
Canada/Latin America	10,766	20,380	8,429	39,575	29,608	30,832	25,869	86,309
	$170,942	$169,734	$124,036	$464,712	$490,463	$453,630	$361,557	$1,305,650
Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30,	December 31,
	2018	2017
United States	$723,405	$797,816
Europe	462,271	343,208
Other foreign	222,038	260,782
	$1,407,714	$1,401,806
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States government	$144,747	$117,797	$383,946	$345,856

Note 19.	Business Acquisitions and Divestitures
Business Acquisitions

On March 26, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of a privately held technology company for approximately $7.1 million in cash. During the third quarter of 2018, the Company finalized the purchase price allocation and recorded $2.2 million of identified intangible assets and goodwill of $4.7 million in the Commercial business unit.

On April 3, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of a privately held startup technology company for approximately $7.1 million in cash. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the year ended December 31, 2018. Goodwill and intangibles will be recorded in the Commercial business unit. The unallocated purchase price of approximately $7.1 million has been preliminarily reported in other assets as of September 30, 2018.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Business Acquisitions and Divestitures - (Continued)
Business Acquisitions - (Continued)

On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of a privately held software developer for automotive roadway and intersection data generation and analysis. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the first half of 2019. Goodwill and intangibles will be recorded in the Commercial business unit. The preliminary unallocated purchase price of approximately $10.3 million, including an estimate for contingent consideration pursuant to the stock purchase agreement, has been reported in other assets as of September 30, 2018.

In addition, during the nine months ended September 30, 2018, the Company made a number of minority interest and other investments in privately held technology companies totaling approximately $15.5 million.

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
On October 17, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share on its common stock, payable on December 7, 2018, to shareholders of record as of the close of business on November 23, 2018. The total cash payment of this dividend will be approximately $22.1 million.
On October 23, 2018 one of the Company's wholly-owned international subsidiaries received a favorable decision from the Belgian government canceling $33.0 million of previously assessed income taxes. See Note 17, "Income Taxes" for additional information.

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

In August 2017, we announced a realignment of our business which resulted in reducing our number of operating segments from six to three, effective as of January 1, 2018. The three operating segments are: Industrial business unit, Government & Defense business unit, and Commercial business unit. See Note 18, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the three operating segments. The segment operating results for the three and nine months ended September 30, 2017 below have been adjusted to conform to the new operating segment structure.
Revenue. Consolidated revenue for the three months ended September 30, 2018, decreased by 6.4 percent year over year, from $464.7 million in the third quarter of 2017 to $434.9 million in the third quarter of 2018. Consolidated revenue for the nine months ended September 30, 2018 increased by 1.7 percent year over year, from $1,305.7 million in the first nine months of 2017 to $1,327.2 million in the first nine months of 2018. The decrease in revenue for the three month period is primarily attributed to a decline in our Commercial business unit as a result of our divestiture of the Consumer and Small and Medium-sized ("SMB") Security business as announced in February 2018. Increases in revenues for the nine month period in our Industrial and Government & Defense business units were partially offset by the decline in the Commercial business unit as a result of the Consumer and SMB Security business divestiture.
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

International sales accounted for 44.7 percent and 46.0 percent of total revenue for the quarters ended September 30, 2018 and 2017, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2018 were $212.8 million and $654.7 million, compared to cost of goods sold for the three and nine months ended September 30, 2017 of $241.8 million and $684.7 million, respectively. The decrease in cost of goods sold for the three and nine month periods is primarily related to the decline in our Commercial business unit as a result of the Consumer and SMB Security business divestiture.
Gross profit. Gross profit for the quarter ended September 30, 2018, was $222.1 million compared to $222.9 million for the same quarter last year. Gross profit for the nine months ended September 30, 2018 was $672.5 million compared to $620.9 million for the nine month period ended September 30, 2017. Gross margin, defined as gross profit divided by revenue, increased from 48.0 percent in the third quarter of 2017 to 51.1 percent in the third quarter of 2018 and increased from 47.6 percent for the nine months ended September 30, 2017 to 50.7 percent during the nine months ended September 30, 2018. The increase in gross margin for the three and nine month periods was primarily due to favorable product mix.
Research and development expenses. Research and development expenses for the third quarter of 2018 totaled $42.0 million, compared to $42.9 million in the third quarter of 2017. Research and development expenses in the first nine months of 2018 were $133.0 million compared to $127.9 million for the first nine months of 2017. Research and development expenses as a percentage of revenue were 9.7 percent for the three months ended September 30, 2018 and 9.2 percent for the three months ended September 30, 2017. Research and development expenses as a percentage of revenue for the first nine months of 2018 were 10.0 percent compared to 9.8 percent during the first nine months of 2017. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2017, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $91.5 million and $92.9 million for the quarters ended September 30, 2018 and 2017, respectively. Selling, general, and administrative expenses were $296.7 million and $280.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in selling, general, and administrative expenses for the nine month period is primarily attributed to $15.0 million recorded in the first quarter of 2018 for the costs of a regulatory settlement described further in Note 16, "Contingencies" of the Notes to the Consolidated Financial Statements. Selling, general, and administrative expenses as a percentage of revenue were 21.0 percent and 20.0 percent for the quarters ended September 30, 2018 and 2017, respectively. Selling, general, and administrative expenses as a percentage of revenue were 22.4 percent and 21.5 percent for the nine months periods ended September 30, 2018 and 2017, respectively. Over the past five annual periods through December 31, 2017, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.7 percent of revenue, and excluding the impact of the $15.0 million regulatory settlement cost described above, we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Loss on sale of business. During the first half of 2018, we recorded an additional pre-tax loss on the sale of our Consumer and SMB Security businesses of $10.2 million. See Note 19, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements for additional information.
Interest expense. Interest expense for the three months ended September 30, 2018, was $4.0 million, compared to $3.8 million for the same period of 2017. Interest expense for the nine months ended September 30, 2018, was $12.1 million, compared to $12.7 million for the same period of 2017. Interest expense for the three and nine month periods in 2018 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes. Interest expense for the same periods in 2017 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and amounts drawn under our credit facility. There were no drawings on our credit facility during the nine months ended September 30, 2018.
Income taxes. Our income tax provision of $12.3 million and $39.1 million for the three and nine months ended September 30, 2018, represents an effective tax rate of 14.4 percent and 17.5 percent. Our income tax provision for the three and nine months ended September 30, 2017 was $21.0 million and $46.1 million, which represented an effective tax rate of 24.8 percent and 22.6 percent. The effective tax rate for the three and nine months ended September 30, 2018 is lower than the United States Federal tax rate of 21 percent mainly due to excess tax benefits from stock compensation and a reduction in our accrual for the U.S. transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
In 2016, in accordance with FASB ASC Topic 740, "Income Taxes," we recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of our international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 we filed a separate appeal with the General Court of the European Union. On January 10, 2017, we received tax assessments from the Belgium government approximating the discrete tax charge recorded during 2016, which we have classified as current taxes payable on the Consolidated Balance Sheet as of September 30, 2018. We filed a complaint against the Belgian tax assessments, and on October 23, 2018 the Belgian government canceled $33.0 million of the tax assessments. As a result, we expect to reverse a similar amount of previously accrued income tax plus interest associated with the assessments during the three-month period ending December 31, 2018. In addition, we expect the euro equivalent of $35.7 million held in a restricted cash account as of September 30, 2018 to become unrestricted during the three-month period ending December 31, 2018.  The appeal with the General Court of the European Union or other future events may cause the remaining income tax provision associated with the European Commission decision to be entirely or partially reversed.
During the quarter ending September 30, 2018, the Swedish Tax Authority (“STA”) issued a proposed tax assessment for the tax year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The proposed assessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and indicates a suggested decision to assess taxes and penalties totaling approximately $300 million (Swedish kroner 2.8 billion). We believe the STA’s assertions in the proposed assessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for our income tax exposures.

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

Industrial
Industrial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$177.2	$170.9	$536.2	$490.5
Earnings from operations	56.0	54.4	159.6	144.3
Operating margin	31.6%	31.8%	29.8%	29.4%
Backlog, end of period			156	189
Industrial business unit revenue for the quarter ended September 30, 2018 increased by 3.6 percent compared to the same period of 2017. Industrial business unit revenue for the nine months ended September 30, 2018 increased by 9.3 percent compared to the same period of 2017. The increase in revenue for the three month period ended September 30, 2018, compared to the same period of 2017, was predominately attributable to favorable product mix partially offset by volume declines across the Instruments and OEM product lines. The increase in revenue for the nine month period ended September 30, 2018, compared to the same period of 2017, was predominately attributable to strong growth across the OEM automotive, cooled camera cores, and UAS product lines. The increase in earnings from operations for the three month period ended September 30, 2018, compared to the same period of 2017, was predominately attributable to favorable product mix across the OEM and Instruments product lines. The increase in earnings from operations for the nine month period ended September 30, 2018, compared to the same period of 2017, was predominately attributable to strong growth across the OEM automotive, cooled and UAS product lines. The decline in backlog during the nine months ended September 30, 2018 is primarily attributed to productivity initiatives executed during the period to reduce lead times for customer deliveries of our machine vision and volume hand-held product lines.
Government and Defense
Government and Defense business unit operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$172.0	$169.7	$492.3	$453.6
Earnings from operations	53.9	52.6	145.6	124.1
Operating margin	31.3%	31.0%	29.6%	27.4%
Backlog, end of period			371	454

Government and Defense business unit revenue for the quarter ended September 30, 2018 increased by 1.3 percent compared to the same period of 2017. Government and Defense business unit revenue for the nine months ended September 30, 2018 increased by 8.5 percent compared to the same period of 2017. The increase in revenue for the three month period ended September 30, 2018, compared to the same period of 2017, was driven by volume increases in the CBRNE product lines and favorable product mix primarily in the land vertical market, largely attributed to deliveries of gimbaled systems for the U.S. Army EO/IR-Force Protection program. The increase in revenue for the nine month period ended September 30, 2018, compared to the same period of 2017, was driven by strong growth and favorable product mix primarily in the land vertical market. The increase in earnings from operations for the three and nine month periods ended September 30, 2018, compared to the same periods in 2017, was primarily due to revenue growth and favorable product mix changes along with controlled spending. The decrease in year-over-year backlog is primarily driven by the timing of large U.S. Government orders under a CBRNE program during 2017 and subsequent delivery timing. Additionally, there was a large international order in current backlog as of September 30, 2017, which was moved to non-current backlog in late 2017 and subsequently canceled.

Commercial
Commercial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$85.8	$124.0	$298.7	$361.6
Earnings from operations	10.4	14.3	42.3	39.8
Operating margin	12.2%	11.5%	14.2%	11.0%
Backlog, end of period			64	66

Commercial business unit revenue for the quarter ended September 30, 2018 decreased by 30.8 percent compared to the same period of 2017. Commercial business unit revenue for the nine months ended September 30, 2018 decreased 17.4 percent compared to the same period of 2017. The decrease in revenue for the three and nine month periods ended September 30, 2018 was due to the divestiture of our Consumer and SMB Security business during the period ended March 31, 2018 and partially offset by increased revenues in our Maritime and Intelligent Traffic product lines. The decrease in earnings from operations for the three months ended September 30, 2018, compared to the same period of 2017, was primarily due to reductions in gross margins related to the divestiture of our Consumer and SMB Security business. The increase in earnings from operations for the nine months ended September 30, 2018, compared to the same period of 2017, was primarily due to reductions in spending partially offset by reductions in gross margins related to the divestiture of our Consumer and SMB Security business.

Liquidity and Capital Resources
At September 30, 2018, we had a total of $593.3 million in cash, cash equivalents and restricted cash, $241.2 million of which resided in the United States and $352.1 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2017, of $519.1 million, of which $228.9 million resided in the United States and $290.2 million at our foreign subsidiaries. At September 30, 2018, the restricted cash balance was $35.7 million and we had no amounts designated as restricted cash at December 31, 2017. The increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2018, was primarily due to cash provided from operations of $275.8 million, cash received from the sale of our Consumer and SMB Security businesses of $25.9 million and proceeds of $24.2 million from shares issued under our stock compensation plans, partially offset by share repurchases of $100.0 million, dividend payments of $66.5 million, business acquisitions of $22.2 million, minority interest and other investments of $15.5 million and capital expenditures of $20.7 million.
Cash provided by operating activities during the nine months ended September 30, 2018 totaled $275.8 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital. The increase of cash provided by operating activities in 2018 over 2017 was due to an increase in net income and working capital improvements.
Cash used by investing activities for the nine months ended September 30, 2018 totaled $32.4 million, which consisted of business acquisitions, minority interest investments and capital expenditures in the ordinary course of business, partially offset by $25.9 million generated from the sale of our Consumer and SMB Security businesses.
Cash used by financing activities for the nine months ended September 30, 2018 totaled $156.9 million, which primarily consisted of cash used for the repurchase of shares of our common stock and the payment of quarterly dividends.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provides for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month Eurocurrency-based borrowing rate was 3.617 percent per annum and the prime lending-based borrowing rate was 5.375 percent per annum at September 30, 2018. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At September 30, 2018, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at September 30, 2018. The credit facilities available under the Credit Agreement are unsecured.
We had $14.5 million of letters of credit outstanding under the Credit Agreement at September 30, 2018, which reduced the total available revolving credit under the Credit Agreement.
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
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 8, 2019. During the first quarter of 2018, we entered into an accelerated share repurchase program at a notional amount of $50.0 million, which settled on June 4, 2018, under which we received 1.0 million shares. The repurchases were under the February 2017 authorization. As of September 30, 2018, a total of 2.0 million shares have been repurchased under the February 8, 2017 authorization.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. In accordance with the Tax Act, we have accrued $56.6 million of United States taxes payable on all previously undistributed earnings of our foreign subsidiaries, estimated to be approximately $902.0 million as of December 31, 2017. We have also recorded deferred tax liabilities of $14.5 million for state and foreign taxes estimated to be due upon distribution of all accumulated earnings by our foreign subsidiaries.
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
During the quarter ending September 30, 2018, the Swedish Tax Authority (“STA”) issued a proposed tax assessment for the tax year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The proposed assessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and indicates a suggested decision to assess taxes and penalties totaling approximately $300 million (Swedish kroner 2.8 billion). We believe the STA’s assertions in the proposed assessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for our income tax exposures.
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

Off-Balance Sheet Arrangements
As of September 30, 2018, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update ("ASU") No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easements Practical Expedient; ASU No. 2018-10, Codification Improvements; and ASU No. 2018-11, Targeted Improvements. In general, the new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application, and allows companies to choose the date of initial application as either its effective date or the beginning of the earliest comparative period presented in the financial statements. The Company intends to adopt the new standard on January 1, 2019 and use this effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company is assessing the impact the new standard will have on its consolidated financial statements and expects that the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations and providing significant new disclosures about its leasing activities.
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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and are not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its revenue recognition policy in connection with the adoption of FASB ASU No. 2014-09, "Revenue - Revenue from Contracts with Customers" as further described in Note 2, "Revenue" of the Notes to the Consolidated Financial Statements. Readers should also refer to Management's Discussion and Analysis and the critical accounting policies and its use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 13, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2017. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first nine months of 2018.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended September 30, 2018.

Contingencies
See Note 16, "Contingencies," of the Notes to the Consolidated Financial Statements for the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Operating margins may be negatively impacted by reduction in sales or by a change in the mix of products sold
Our expense levels are based, in part, on our expectations regarding future sales and these expenses are largely fixed in the short term. Some expenses, such as those related to research and development activities, would likely be maintained in the event of a sales downturn in order to maintain and enhance our long-term competitiveness. We maintain inventories of finished goods, components and raw materials at levels we believe are necessary to meet anticipated sales. Accordingly, we may not be able to reduce our costs in a timely manner to compensate for any unexpected shortfall between forecasted and actual sales. Any significant shortfall of sales may result in us carrying higher levels of inventories of finished goods, components and raw materials thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Our fixed costs, including facilities and information technology costs, compliance and public company costs, and depreciation and amortization related to previous acquisitions and capital expenditures, are significant and are difficult to reduce in the short term. Our operating margins vary by product and substantial changes in the mix of products sold could also have a negative impact on our operating margins.
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
Some of these factors recently have had an adverse impact on our sales and operations and increased our cost of doing business and subjected the business to additional rules, policies and procedures that impacted the operation of the Company. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations. Furthermore, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business both in the United States and in international jurisdictions. These regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. For example, on April 8, 2015, the Company and the Securities and Exchange Commission (“SEC”) entered into an agreement through entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). The SEC Order settled charges under the FCPA with respect to incidents of improper travel and gifts involving FLIR’s Middle East operation. Pursuant to the SEC Order, we are obligated to “cease and desist” from committing any future violations of the Securities Exchange Act of 1934, as amended. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Further, although we have implemented and continue to implement policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.
On October 22, 2014, we initially contacted the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”), pursuant to International Traffic in Arms Regulation (“ITAR”) § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four of our facilities.  On April 27, 2015, we submitted our initial report to DDTC regarding the details of the issues raised in the October 22, 2014, submission.  DDTC subsequently notified us that it was considering administrative proceedings under Part 128 of ITAR and requested a tolling agreement, which we executed on June 16, 2015 and referenced certain Company disclosures in addition to the submissions made in conjunction with the October 24, 2014 initial notification. On June 6, 2016, we executed a subsequent tolling agreement extending the tolling period for matters to be potentially included in an administrative proceeding for an additional 18 months and at the request of DDTC on December 1, 2017, further extended the tolling agreement for an additional six months through May 9, 2018. On April 24, 2018, we entered into a Consent Agreement with the DDTC to resolve issues related to certain export compliance matters under the ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. We expect recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount. Our failure to comply with these regulations, including the requirements of the Consent Agreement could result in penalties, loss, or suspension of contracts or other consequences which could adversely affect our operations and financial condition.
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
The United States export licensing environment has been affected by a number of factors, including but not limited to, the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States reliance on the tactical advantage of the night-time war fighter. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted us directly. In addition, our 2014 submission to the United States DDTC pursuant to ITAR § 127.12(c), regarding the unauthorized export of technical data and defense services to dual and third country nationals in at least four of our facilities, have led to heightened scrutiny of export licenses for products in our markets and in some cases, has resulted in lengthened drafting and review periods for our license applications, including in countries where we have historically made significant sales. Subsequent engagement with the DDTC as part of our 2014 submission, the Consent Agreement and related submissions and other communications concerning our licensing posture overall, highlight DDTC’s focus on the manner in which we handle exports of our products, technical data and services subject to the ITAR. In addition, concerns with respect to potential diversion of certain of our products to prohibited end users and countries subject to economic and other sanctions implemented by the United States government has caused the United States Department of Commerce Bureau of Industry and Security to recently restrict our ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce.
Although we have taken actions and continue to take additional actions necessary to implement policies and procedures to promote an improved compliance culture and programs, there is no guarantee that our actions will be effective or that government agencies will not view our actions and programs with heightened scrutiny, including as a result of events outside of our control. As a result, we may receive more restrictive provisos or limitations on new license requests, wholesale denials of our license requests, suspensions or terminations of our existing licenses, or delays in receiving new licenses resulting from requests for follow-up information, due diligence requests or additional limitations on our sale to third parties. We can give no assurance that we will be successful in obtaining necessary licenses required to facilitate our international business. Failures to obtain or delays in obtaining licenses may prevent or limit our ability to market, sell, export, or transfer our products outside the United States and has had and could continue to have a material adverse effect on our business and our operating results.
General economic conditions may adversely affect our business, operating results and financial condition
Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and consumer spending. Economic factors that could adversely influence demand for our products include uncertainty about global economic conditions leading to reduced levels of investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit, consumer confidence and other macroeconomic factors affecting government, industrial or consumer spending behavior.
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
Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions. For example, in 2016, in accordance with FASB ASC Topic 740, "Income Taxes," we recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of our international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 we filed a separate appeal with the General Court of the European Union. On January 10, 2017, we received tax assessments from the Belgium government approximating the discrete tax charge recorded during 2016, which we have classified as current taxes payable on the Consolidated Balance Sheet as of September 30, 2018. We filed a complaint against the Belgian tax assessments, and on October 23, 2018 the Belgian government canceled $33.0 million of the tax assessments. As a result, we expect to reverse a similar amount of previously accrued income tax plus interest associated with the assessments during the period ending December 31, 2018. As well, we expect the euro equivalent of $35.7 million held in a restricted cash account as of September 30, 2018 to become unrestricted during the period ending December 31, 2018.  The appeal with the General Court of the European Union or other future events may cause the remaining income tax provision associated with the European Commission decision to be entirely or partially reversed.

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
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the quarter ending September 30, 2018, the Swedish Tax Authority (“STA”) issued a proposed tax assessment for the tax year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The proposed assessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and indicates a suggested decision to assess taxes and penalties totaling approximately $300 million (Swedish kroner 2.8 billion). We believe the STA’s assertions in the proposed assessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for our income tax exposures.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017.  The Tax Act, among other things, (i) permanently reduces the U.S. corporate income tax rate to 21% beginning in 2018, (ii) provides for a five year period of 100% bonus depreciation followed by a phase-down of the bonus depreciation percentage, and (iii) provides for more general changes to the taxation of corporations, including changes to the deductibility of interest expense, the adoption of a modified territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The long-term impact of the Tax Act on the general economy cannot be reliably predicted at this time and will require rule-making and interpretation in a number of areas.
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

FLIR SYSTEMS, INC.

Date October 30, 2018	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)