Form 10-K
period 2018-12-31
FLIR SYSTEMS INC
filed 2019-02-28
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-21918
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $7,125,061,781.
As of February 25, 2019, there were 135,467,254 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2019 Annual Meeting of Shareholders.

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
Founded in 1978, FLIR is a pioneer in advanced sensors and integrated sensor systems that enable the gathering, measurement, and analysis of critical information through a wide variety of applications in industrial, government, and commercial markets worldwide. We offer the broadest range of infrared, also known as thermal, imaging solutions in the world, with products that range from consumer-use thermal camera smartphone accessories to highly advanced aircraft-mounted imaging systems for military and search and rescue applications, with products in between serving a multitude of markets, customers, and applications. As the cost of thermal imaging technology has declined, our opportunities to increase the adoption of thermal technology and create new markets for the technology have expanded. In order to better serve the customers in these markets, we have augmented our thermal product offerings with complementary sensing technologies, such as visible imaging, radar, laser, sonar, chemical sensing, and environmental sensing technologies.
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
In August 2017, we announced a realignment of our business into three business units: Industrial, Government and Defense, and Commercial, effective as of January 1, 2018.
Industrial: The Industrial business unit develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems, as well as devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications under the FLIR and Extech brands. This business unit also houses emerging businesses, including imaging solutions for unmanned aerial systems ("UAS"), machine vision cameras, people counting and tracking, and thermal imaging solutions for use by consumers in the smartphone and mobile devices markets. Products include thermal imaging cameras, gas detection cameras, firefighting cameras, process automation cameras, and environmental test and measurement devices. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, heating, ventilation, air conditioning, and refrigeration ("HVAC/R"), firefighting, safety and health, and a variety of other sectors. Revenue from the Industrial business unit was $717.9 million in 2018, which represented approximately 40.4 percent of consolidated revenue.
Government and Defense: The Government and Defense business unit provides enhanced imaging and recognition solutions under our commercially developed, military qualified ("CDMQ") model to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The business unit also develops and manufactures sensors, instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. The Government and Defense business unit has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. These products are sold off-the-shelf or can be customized for specific applications and range in price from under $10,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced stabilized multi-spectral targeting systems. Revenue from the Government and Defense business unit was $663.4 million in 2018, which represented approximately 37.4 percent of consolidated revenue.
Commercial: The Commercial business unit develops and manufactures a wide variety of cameras and video recording systems for use in commercial, critical infrastructure, electronics and imaging instruments for the recreational and commercial maritime market, intelligent traffic monitoring and signal control systems, and hand-held and weapon-mounted thermal imaging systems for use in a variety of applications. Products include thermal and visible-spectrum security cameras, digital and networked video recorders, and related software and accessories, process automation cameras, a full suite of networked marine electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes, traffic cameras, sensors and associated traffic management software, and thermal scopes and handheld thermal cameras. The Commercial business unit sells products under the FLIR and Raymarine brands. On February 6, 2018, we completed the sale of Lorex, our consumer and small and medium-sized visible-spectrum security products business. This divestiture enables us to focus on critical infrastructure and enterprise segments of the broader security market. See Note 19, "Business Acquisitions and Divestitures," to the Consolidated Financial Statements in Item 8 for additional information. Revenue from the Commercial business unit was $394.4 million in 2018, which represented approximately 22.2 percent of consolidated revenue.
For additional information concerning the Company’s business units, including revenues from external customers, segment operating income and operating segment assets, see Note 18, "Operating Segments and Related Information," to the Consolidated Financial Statements in Item 8.
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
Thermal Radiometry

Our ability to produce thermal imaging systems that can accurately measure temperature remotely is critical in many of our Industrial business unit markets. We have demonstrated know-how in designing and producing systems that can measure temperature to within very precise tolerances while maintaining accuracy and stability over time and over a wide range of ambient temperatures. We believe our skills in this area, known as thermal radiometry, offer an important competitive advantage over many of our competitors.
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
Infrared Detector Design Manufacturing

We design and manufacture both cooled and uncooled infrared detector arrays, in high volumes and at low costs. We believe our uncooled vanadium oxide microbolometers and cooled detectors using indium antimonide and indium gallium arsenide are among the highest performing infrared detectors of their type available in the world. We believe the internal design and manufacturing of these detectors provides significant cost and engineering advantages compared with the use of external sources.
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
Tactical Platforms

We develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our Government and Defense business unit products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted systems can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high-profile events, both in the United States and internationally.

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

COMPETITIVE STRENGTHS
With our decades of experience in developing and marketing infrared sensor products, we have built several competitive advantages that are core to our success. We look to leverage these strengths to continue to increase the availability of and uses for advanced sensing technologies and to grow our revenue and profitability:
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
Broad Product Lines
We offer a wide array of sensor products, including infrared imaging cameras and systems, detector cores, visible-light cameras, CBRNE threat detectors, test and measurement instruments, radars, maritime electronics, and related products and solutions. Our customers can buy these products off the shelf or request a customized sensor solution. This ability to serve a variety of customers with disparate needs and specifications allows us to be successful in facilitating the use of advanced sensors in a broad range of applications. We have the ability to rapidly conceive, design, prototype, and manufacture new products to meet the evolving landscapes of the markets we serve. Our development process incorporates significant customer satisfaction and field-use data and results in the rapid creation of new features that are able to address the changing needs of the end-user. We believe this continual evolution of our products will positively contribute to customer satisfaction and have a long term impact through a high level of customer retention and revenue and income growth.
Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2014, we have invested $770.2 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable, yield the highest expected financial return and can be marketed to multiple markets for multiple applications.
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
Global Distribution Capabilities
Our core infrared imaging products have expanded from high-end products sold primarily to military customers and niche research firms to everyday tools providing valuable information-gathering and assessment capabilities for a multitude of industrial, government, and commercial entities and consumers. With the widening adoption of these technologies, distribution has become a key advantage to our business globally. We believe our sales and distribution organization is among the largest in the industry and effectively covers the world with a combination of direct sales, third-party representatives and distributors, independent dealers, retail outlets, application engineers, and service and training centers. Internationally, we have invested heavily to build a strong presence to sell and service our products, a key advantage in penetrating certain markets, such as foreign governments. Our sales representatives, including third-party distributors, undergo a comprehensive training program on each product’s technical specifications, functions, and applications. We also routinely update our training programs to incorporate technological and competitive shifts and changes. We sell in many distinct markets and have established specific sales channels for each market. We intend to continue to expand this distribution platform through internal growth and external acquisitions.
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

Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant free cash flows. In the years ended December 31, 2018 and 2017, our net cash provided by operating activities was $374.2 million and $308.3 million, respectively. Our operating cash flows have exceeded our net earnings in each of the last five years. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2014, we have utilized approximately $552.2 million of cash for acquisitions and strategic minority investments, $572.2 million for share repurchases, $354.6 million for dividends, and $238.3 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual growth rate of approximately 15 percent.

STRATEGY
Our task and purpose are to exceed our commitments with integrity and to innovate the World’s Sixth Sense to save lives and livelihoods. Our vision is to do this while revolutionizing human perception. Our mission is to innovate technologies that increase awareness and insight so that professionals can make more informed decisions that save lives and livelihoods. To achieve these objectives, we centered our strategy on three key priorities: Fuel, Feed, Focus, with The FLIR Method as the foundation supporting these priorities.
Fuel
We strive to fuel our business by capturing significant near-term opportunities that help us gain scale and secure leading market positions in attractive markets. Success in these initiatives will give us the ability to make longer-term investments. Examples include winning key business opportunities, we identify as franchise programs, in each of our three business units over the next 12 to 36 months. We are strategically dedicating resources, and working aggressively, to capture these opportunities.
Feed
We seek to feed our business by investing in technologies and market opportunities that are part of our longer-term strategic roadmap. Examples include investments in differentiated technologies and moving to consolidate stronger positions in attractive markets. These efforts will enable longer-term, 3- to 5-year growth trajectories. In many cases, these technologies or markets are nascent or underdeveloped and it will take time, commitment, and investment to fully realize their potential. Our intent is to move from making the world’s best sensors, to sensing, and ultimately to intelligent sensing solutions to help our customers make decisions that save lives and livelihoods.
Focus
We intend to focus our business on areas of strength where we can maximize competitiveness across the Company. Throughout the company, there are opportunities to focus or refocus parts of the business to fuel and feed other parts. Examples include, but are not limited to, divesting non-core assets, exiting unattractive end markets, and focusing capital structure for inorganic growth. We aim to continuously capture efficiencies across the company in order to leverage available resources to maximize portfolio return.
The FLIR Method
The FLIR Method ("TFM") forms the foundation of our strategic priorities to fuel, feed, and focus the business. TFM consists of six distinct elements: Talent Development, Lean Management, One FLIR, Acquisition and Integration Discipline, Continuous Improvement, and Customer-Driven Innovation. It is the method in which we will mature into a world-class operating company, and is intended to empower a creative, curious and constantly learning organization. By continuously improving our global operations through TFM, we aim to self-fund many of the investments required over the strategic horizon and maximize the efficiency of our human capital.

BUSINESS SEGMENTS
Industrial Business Unit
The Industrial business unit develops hand-held, fixed mount, and desktop imaging and measurement products, and thermal and visible spectrum imaging camera cores and related components. Thermal imaging camera products detect and measure heat and surface temperature differences, offering high accuracy, sophisticated diagnostic functionality, and a product range that spans a wide price spectrum. These thermal cameras and related products are utilized by a growing number of industrial plant professionals, residential construction and contracting firms, energy production workers, manufacturing equipment and production line technicians, tradesmen, and homeowners.
The Industrial business unit offers a broad range of cooled and uncooled thermal products, with thermal cameras for laboratory and research and development applications; optical gas imagers for oil, power, and chemical production applications; highly ruggedized cameras for firefighters that are used for fire attack, overhaul, and search-and-rescue operations; fixed and pan-tilt thermal cameras for factory line automation and plant safety monitoring; and multiple lines of professional and mid-level thermal cameras for building analysis, predictive maintenance, and electrical systems analysis.
Under our FLIR and Extech brands, the Industrial business unit provides a comprehensive line of rugged and reliable test and measurement instruments, such as moisture meters, electrical test clamp meters, power analyzers, and multi-functional meters. These measurement instruments are used to evaluate electrical and environmental factors, including voltage, sound, light, heat index, and water quality. Leveraging our low-cost thermal sensors, we augment and enhance these familiar tools used in many industrial and commercial trades with Infrared Guided Measurement ("IGM"). IGM allows users to more efficiently address issues by first discovering via a thermal image the precise area of over-heating, moisture damage, or air ingress, allowing them to then apply the relevant sensor, such as voltage, current, spot temperature, or moisture probe, at the point of concern.
The Industrial business unit also offers thermal camera cores, an integrated, plug-and-play camera system that includes the infrared or visible spectrum sensor as well as the related image processing electronics and an optical lens. We offer cooled and uncooled thermal cores that are based on long wave infrared ("LWIR"), mid-wave infrared ("MWIR"), and short wave infrared ("SWIR") sensors. Our visible spectrum camera cores are utilized primarily for machine vision and people counting applications and are based on complementary metal-oxide semiconductors ("CMOS") and charged-coupled device ("CCD") sensors that are produced by third parties. We also sell to third parties thermal sensors and readout integrated circuit ("ROIC") products, which are used to convert pixel-level information into digital information, essential in the design of infrared, visible, ultra violet, and X-Ray sensors.
Our vertically integrated manufacturing capability, built over many years, enables us to provide thermal camera core and component products to other FLIR business units at low cost, as well as sell cores and components to third party customers. Our cores and components are designed for easy and efficient integration into higher levels of product assembly. Third party OEMs integrate these cores and components into their own branded products. We operate under this model so to aggregate the largest amount of volume possible, which lowers our total cost to produce camera cores and components.
The Industrial business unit also houses our emerging markets businesses, which are businesses that are identified as high-potential but do not yet have the scale to represent their own segment. Included in our emerging markets business is our mobile products business, makers of thermal imaging accessories for the smartphone market, and our commercial UAS business, which provides thermal cameras and cores for use on, or integration into, UAS systems, which are often referred to as “drones.”
Markets
OEM
We supply cooled and uncooled thermal and visible spectrum camera cores, sensors, and readout integrated circuits ("ROICs") on an OEM basis to an array of manufacturers of finished products in both the military and commercial spaces. These customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major OEM applications in the Industrial business unit are military defense, automotive advanced driver assistance systems, industrial automation systems, UAS, firefighting, smartphones, medical devices, digital X-ray, and security.

Building and HVAC/R
Thermal imaging cameras are increasingly used by building and home inspectors, roofing specialists, plumbers, general contractors, and real estate firms to evaluate and measure the integrity of buildings by quickly revealing structural problems, such as air leaks and missing insulation, to help ensure efficient use of energy and other resources. HVAC/R and mechanical contractors use thermal cameras and test and measurement equipment to ensure comfort in residences and workplaces by discovering, monitoring, and documenting airflow, leaks, and temperatures in ductwork and other forms of heating/cooling distribution systems. Hand-held test and measurement tools are used to measure airflow, humidity, carbon monoxide levels, light, sound, and other environmental factors.
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
Machine Vision
Advanced visible imaging cameras and solutions provide imaging-based automatic inspection and analysis for such applications as industrial automation systems, medical diagnostic equipment, people counting systems, intelligent traffic systems, military and defense products, security monitoring, vehicle guidance, and advanced mapping systems. These systems and solutions improve the efficiency, quality, analysis, and safety of a wide range of processes and products.
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
Sales and Distribution
Our Industrial business unit has a direct sales staff and a network of distributors and retailers covering major markets worldwide, including technical and customer support staff in the United States and internationally who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers. The majority of our Mobile market sales are generated through wholesale channels, which include national and regional consumer electronics chains, large online retailers, and specialty retailers. We also sell our Mobile products directly to consumers through our own network of e-commerce websites. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations, and through licensees.
At December 31, 2018, the Industrial business unit had a total backlog of $164.5 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Industrial business unit customers are found around the world in commercial, government, trades, educational, research, agricultural, and non-professional/consumer segments. They include utility companies, electrical contractors, building inspectors, damage restoration contractors, first responders, universities, numerous commercial enterprises, makers of military aircraft and vehicles, automotive safety equipment, firefighting equipment, manufacturing automation systems, security cameras, hunting equipment, smartphones, UAS, and maritime equipment. Our Industrial business unit sales personnel maintain direct relationships with many of our customers.
Given the high-value nature of many of our thermography-related instruments, our thermography products’ revenues tend to be correlated with seasonal trends, in particular capital spending trends. In general, customers in markets like predictive maintenance and R&D are sensitive to the broad economy because our cameras are viewed as capital expenditure items. We expect revenue outside the United States to continue to account for more than half of our Industrial business unit revenue.
Competition
The Industrial business unit operates in highly competitive markets. The primary competitive factors include brand reputation, technical innovation, product breadth, functionality, quality, reliability, and price. We believe we compete successfully in these markets with our innovative products, multi-function capabilities, our high value-to-price ratio, and our service and support functions.
While we maintain substantial market share in the OEM cores and components markets based on independent industry research, we view the thermal OEM market as highly competitive. We believe the key drivers of success in these markets are: technological proficiency in imaging sensors, product quality, product cost, and scalability of operations. We believe we are well positioned to operate in this competitive environment given our demonstrated ability to innovate high-quality sensors at low cost due to our vertically-integrated operating model, our advanced R&D capabilities, and our broad product offering.
Government and Defense Business Unit
The Government and Defense business unit develops and manufactures enhanced imaging and situational awareness solutions for a wide variety of military, law enforcement, public safety, and other government entities around the world. The business unit also develops and manufactures field-ready sensor instruments and integrated platform solutions for the accurate detection, identification, classification, and suppression of CBRNE threats for military force protection, homeland security, and commercial applications.
Our solutions are used to protect borders, surveil a scene, conduct search and rescue missions, gather intelligence, and protect critical infrastructure by providing the capability to see over long distances, day or night, through adverse weather conditions, through many obscurants, and from a wide variety of vehicle, man-portable, and fixed-installation platforms.
Infrared imaging systems used for surveillance typically employ cooled infrared detector and numerous other imaging technologies to identify and track objects from long distances and at high resolution. The Government and Defense business unit also utilizes uncooled thermal technology to enable markets where size, weight, power consumption, and cost are important considerations. Uncooled products include hand-held and tripod-mount monoculars and binoculars, weapon sights, man-portable UAS, and military-vehicle vision systems. We also design and manufacture lasers and laser components, such as rangefinders, illuminators, and target markers.
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
We address our core markets through either a commercial, off-the-shelf ("COTS") model or CDMQ model. The products we develop under the COTS model are applicable to a range of commercial and government customers and markets, including military applications. CDMQ products are designed to meet military specifications. In both the COTS and CDMQ product development models, we use internally generated funds for research and development, and we generally own all rights to the products and their design.
Our solutions also can combine multi-threat detection and identification technologies into single hand-held or desktop instruments. Product lines include hand-held and fixed radiation detectors, hand-held and desktop explosives trace detectors, desktop and portable mass spectrometers, and continuous air monitoring devices for aerosolized biological threats and disclosure sprays. The segment also manufactures integrated systems of multiple pieces of equipment to create turn-key solutions used by first responders for the detection, identification, sample collection, decontamination, marking, and hazard reporting of CBRNE threats.
Our detection and identification products utilize mission-based user interfaces to expedite decision-making for field operators and advanced technicians. Our advanced CBRNE detection instruments provide lab-quality confidence in a field-proven, highly reliable, and ruggedized package. Customers around the world use our products for forensic analysis, military reconnaissance, force protection, public security, law enforcement, emergency response, environmental monitoring, building and event security, teaching, and research.
Our detection and identification products leverage an established technical R&D organization that enables us to offer smart, simple, and reliable products that meet the evolving needs of government and commercial security providers. With many years of experience working in collaboration with multiple government agencies, the Government and Defense business unit has developed relationships with various government decision-makers and has substantial knowledge of the governmental procurement process.
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
Force protection
In instances where military or other personnel are deployed in hostile areas, thermal imaging systems and radars mounted on towers or other platforms are deployed to detect, identify, and defeat potential threats at an early stage. Our systems are deployed for this purpose by the United States Army, United States Marine Corps, and other allied nations worldwide.
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
Detection
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
Sales and Distribution
Our Government and Defense business unit has a direct sales staff and a network of independent representatives and distributors covering major government markets worldwide. Included in this organization are technical and customer support staff in the United States, Europe, the Middle East, and Asia Pacific regions who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers. We also utilize third-party sales representatives, value-added resellers, and systems integrators. With a centralized sales organization and specialized sales teams that serve specific detection markets, we have been successful at building and leveraging strong relationships with key decision-makers at various government agencies and commercial entities. Some detection market products are designed as components or sub-systems that are incorporated into third-party products or systems.
The Government and Defense business unit derives a portion of its revenue, approximately 3.0 percent in 2018, from funding received from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded R&D efforts.
The Government and Defense business unit typically has the highest backlog of our business units relative to revenue and in absolute terms. At December 31, 2018, the Government and Defense business unit had a total backlog of $391.1 million. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Government and Defense business unit customers generally consist of United States and foreign government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors, aircraft manufacturers and private sector businesses and commercial ports both in the United States and internationally. United States government customers include the Departments of Homeland Security, Defense, and Energy, the Transportation Security Administration, the Federal Bureau of Investigation, NASA, the Secret Service, and the Coast Guard. A substantial portion of Government and Defense business unit consolidated revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. We expect revenue outside the United States to continue to account for a significant portion of our Government and Defense business unit’s revenue. The Government and Defense business unit is susceptible to some seasonality in its orders primarily based on the United States government budget year end. The result is that the third quarter tends to exhibit the largest amount of orders for our United States government customers. However, fiscal policy trends, increased revenue from outside the United States, budget delays, and general economic trends can overshadow this seasonality in any given year.
Competition
The Government and Defense business unit operates in highly competitive markets, and success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. Many of our competitors in the government sector are well-established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price, and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower-priced solutions that result from our CDMQ operating model, and our service and support functions that exist in the field and near the customer.
Commercial Business Unit
The Commercial business unit provides security solutions for a multitude of applications, including enterprise and infrastructure security. It also develops and manufactures a broad range of maritime thermal imaging and electronic products for recreational and commercial customers globally, develops and manufactures software-enabled automotive and pedestrian monitoring and control systems, and develops and sells hand-held and mounted scopes for law enforcement, first responders, and consumers in the outdoors market.
Security solutions include thermal and visible-spectrum cameras, digital and networked video recorders, and related video management systems ("VMS") software and video analytics software accessories that enable the efficient and effective safeguarding of assets at all hours of the day and night and during adverse weather conditions.
Maritime products for recreational and commercial customers include a full suite of electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes. These products are utilized for general navigation, sport fishing, cruising, and sailing. Our primary product offering is multifunction navigation displays ("MFDs"). Our Axiom MFDs are designed to provide boaters visual navigation data from multiple sensors, including GPS, autopilot, sonar, and radar. We have several lines of MFD products, serving leisure and fishing boats of all sizes, in saltwater or freshwater environments. Our Element product line addresses the MFD needs of the small-boat recreational fishermen, including kayakers and freshwater bass anglers, while our larger MFDs serve large saltwater boat end-users. Through our Lighthouse operating system, we also integrate our MFDs to use and control thermal and visual cameras, onboard entertainment products, engine instruments, and data services like satellite weather. Recognizing the importance of mobile devices to boaters, we offer Wi-Fi enabled MFDs along with mobile apps that give boaters access to the MFD and sensors from anywhere on board the vessel. Our marine instrument products are dedicated displays and sensors for monitoring depth, boat speed, and wind information. Our sonar solutions are engineered to serve the needs of both the inland and saltwater fishing customers. These sonars serve as fishermen’s eyes below the water so they can detect fish, locate underwater structure, and identify the habitat of the fish they are trying to catch. We also offer autopilot solutions that provide precision steering control for open water passages. To keep boaters connected, we offer several communication products, such as VHF marine radios for ship-to-ship and ship-to-shore communications, and our automatic identification system ("AIS") solutions enable the wireless exchange of navigation status between vessels and vessel-monitoring centers. The Maritime segment’s thermal camera solutions are designed to enhance a boater’s overall situational awareness in limited visibility and are used primarily to identify other vessels, navigation aids, and hazards. Thermal maritime cameras are also utilized for search and rescue and local law enforcement surveillance operations.
We market our maritime products under both the FLIR and Raymarine brands. FLIR-branded maritime products consist of thermal cameras designed for recreational, commercial, and first-responder vessels. The Raymarine line of marine electronics is designed and marketed primarily to recreational boaters and light-commercial customers.
Markets
Recreational Boating
The recreational boating market, which represents the majority of our sales, is comprised of fresh and saltwater fishing, sport/cruising, and sailing. Our core MFD products are engineered to address the needs of all three markets. We also develop products specifically for strategic markets and customers, such as Element sonars for freshwater fishermen, wind instruments for sailors, and vessel automation for boat builders.
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
Nuclear power
The United States Nuclear Regulatory Commission requires nuclear facilities to provide continuous 24-hour surveillance, observation, and monitoring of their perimeter and control areas. Our thermal security cameras are well suited for this requirement, providing true 24/7 monitoring capability even during most adverse weather conditions.
Petrochemical
Our thermal security cameras and advanced analytic capabilities help petrochemical facilities meet the United States Department of Homeland Security's Chemical Facility Anti-Terrorism Standards. Thermal security cameras are highly effective in meeting the standards' requirements for monitoring a facility's perimeter, securing applicable assets, and solidifying a deter, detect, and delay strategy.
Ports and borders
Our long range thermal and visible security cameras as well as ground radar systems provide "beyond the fence" situational awareness and advanced warning capabilities. Airport and border authorities around the world utilize our thermal security cameras to help keep people and equipment safe, operating day and night, in nearly all weather or lighting conditions.

Commercial and residential
FLIR’s full-spectrum security solutions offer a comprehensive line of thermal and visible cameras to protect commercial facilities. Our products are also used in a wide range of home applications that may include the use of thermal, visible or image-intensified cameras as well as network video recorders and other peripheral equipment.
Commercial and First Responder Maritime
The commercial and first responder maritime market is comprised of light commercial, heavy commercial, and light-defense segments. We address these commercial markets with both our thermal maritime cameras and our marine electronics systems.
Intelligent Transportation
Visible and thermal imaging helps transportation departments all over the world monitor vehicles and pedestrians in urban environments, detect incidents on highways and in tunnels, collect and visualize traffic data, control traffic signals, and ensure the safety on public roads and railways. These systems are able to detect vehicles and use the information to control traffic lights in order to improve traffic flow. While road-embedded magnetic loops have historically been the primary technology for analyzing intersections and roadways, visible and thermal imaging are increasingly being used for this application. Thermal imaging technology has proven to be highly effective at detecting the presence of vehicles as it is not impeded by darkness, colors, shadows, direct sunlight, light from oncoming traffic, or weather effects. We believe that the value of these solutions in terms of improved traffic flow, fuel conservation, and public safety is significant.
Personal vision
FLIR’s premium lightweight personal vision thermal and image-intensified products, such as hand-held monoculars and mounted scopes provide professionals and consumers the ability to see during day and night and stay safe in various settings. They are used by law enforcement for surveillance and tactical operations and by outdoorsmen to track animals and to navigate during deteriorated weather conditions. We believe the personal vision systems market is very large and is becoming increasingly accessible as we reduce the price of advanced thermal imaging products.

Sales and Distribution
Our Commercial business unit sales organizations utilize direct sales, a network of independent reps, and a worldwide network of aftermarket distributors, technical dealers, boat builders/OEMs, and retailers. We have a dedicated business development team to address the unique requirements of our OEM boat-builder channel. With our OEM boat builders, we differentiate ourselves by providing full system solutions. We also add value to our boat-building partners through technical installation training of the OEM factory staff. In the United States, we devote special teams to the retail maritime channel so we can address this channel’s dynamic and unique merchandising and promotional needs. Our sales team is supported by technical support teams and applications engineers. The technical teams provide customer support and conduct regular training sessions with our technical dealer and OEM customers. A dedicated staff of business development managers for the Intelligent Traffic products assists the distribution channel, made up of traffic control systems integrators and engineering consultants, with application development, technical training, and operational assistance.
At December 31, 2018, the Commercial business unit had a total backlog of $46.7 million. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
Customers
Our Commercial business unit serves a broad customer base that is expanding every year. Our visible-spectrum security solutions are purchased by high-end critical infrastructure users, security hardware distributors, systems integrators, and contractors. Thermal security cameras are currently sold in all global regions, with most customers falling into the high-end critical infrastructure category. However, recent volume production of our thermal camera cores has allowed us to drop the cost of thermal security cameras to a point where it is an affordable option for many commercial security networks.
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
Customers for our Intelligent Traffic products are traffic and public transportation authorities in cities and municipalities all over the world who deploy visual and thermal imaging cameras and other equipment in urban areas, on highways, in tunnels, and on bridges.
Customers for our Outdoor Tactical Solutions products are premium outdoor enthusiasts and law enforcement professionals in cities and municipalities across the world who deploy thermal imaging handhelds and mounted sights in urban and rural settings.

Competition
The Commercial business unit operates in highly competitive markets. Many of our competitors in the security solutions business are well-established brands. Key competitive factors include technical innovation, analytics, video monitoring, system integration and compatibility, price, and ability to deliver. Our competitive advantages include our broad line of thermal camera offerings that offer both high- and low-end solutions to our customers.
Like consumer electronics, delivering innovative features and lower price points are critical to the success of our marine electronics products. Consumers typically purchase marine electronics as a system of products from one brand, so it is critical that we deliver a competitive offering in each of our product lines.
In the Intelligent Transportation market, we succeed by offering multi-spectrum imaging sensors including visible and thermal spectrums, coupled with reliable algorithms that automatically detect vehicles, bicycles, and pedestrians so that intersections, tunnels, and bridges are controlled more efficiently and safely.
In the Outdoor Tactical Solutions market, we succeed by offering thermal and high end night vision handheld and mounted sights to improve visibility and safety in multiple different urban and rural settings.

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
Our Infrared Training Center ("ITC") offers training, certification, and re-certification in all aspects of thermography, including specialized instruction in building diagnostics, roofing, electrical, mechanical, research and science, and optical gas imaging. Online courses cover the basics of thermal camera operation and reporting software. The ITC is also the premier sponsor of InfraMation, a leading thermal imaging user conference which is typically held annually.

MANUFACTURING
We manufacture many of the critical components for our products, including but not limited to infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems, and micro-coolers, and develop much of the software and middleware for our systems. This vertical integration minimizes lead times, facilitates prompt delivery of our products, controls costs, and ensures that these components satisfy our quality standards. We purchase other parts pre-assembled, including certain detectors, coolers and optics, circuit boards, cables, and wire harnesses. These purchased and manufactured components are then assembled into finished systems and tested at one of our primary production facilities located in the United States, Sweden, Norway, Estonia, and Canada. Certain components and finished goods, including some of our visible-spectrum cameras, test and measurement products and maritime electronics, are produced by contract manufacturers.
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
GOVERNMENT REGULATION
Thermal technology is controlled for export, re-export and retransfer by the United States government. Depending on the technology, the export of infrared products may be controlled by the United States Department of State under the International Traffic and Arms Regulation (“ITAR”) or the United States Department of Commerce Bureau of Industry and Security under the Export Administration Regulations (“EAR”). In general, the more sophisticated the technology and the higher the performance of the product, the more restrictive are the licensing requirements. Licensing requirements differ from country to country, end user to end user and differ with product performance and field of intended use. The export of some of our products require a license from the United States Department of State under the ITAR and the export of some of our products require an export license from the United States Department of Commerce under EAR.
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
EMPLOYEES
As of December 31, 2018, we had 3,649 employees of which 1,944 were located in the United States and 1,705 located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing, and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are generally good.

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
AVAILABLE INFORMATION
Our internet website address is www.flir.com. This Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and other required filings are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Report. The Securities and Exchange Commission maintains a website (www.sec.gov) where our reports can be accessed.

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
Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have a material adverse effect on our business. For the fiscal years ended December 31, 2018, 2017 and 2016, approximately 29 percent, 26 percent and 25 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. A failure to pass budget appropriations, adopt continuing funding resolutions or other budgetary decisions limiting or delaying federal government spending, could reduce government spending on our products and services and have a material adverse effect on our business and our operating results.
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

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the United States government agencies. If annual appropriations bills are not timely enacted for fiscal year 2020 or beyond, the United States government may continue to operate under a continuing resolution. This could restrict new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets. We may also face another United States government shutdown of unknown duration. If a prolonged government shutdown of the Department of Defense were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the United States government’s ability effectively to progress programs and to make timely payments, limit our ability to obtain necessary export licenses to ship internationally, and limit our ability to perform on our United States government contracts and successfully compete for new work. Consequently, significant delays or reductions in appropriations; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and could have a material adverse effect on our financial condition and results of operations.
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
We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2018, 2017 and 2016, international sales accounted for 47 percent, 47 percent and 46 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Certain of these products, particularly our thermal and infrared products, are subject to substantial government regulation and licensing and end use restrictions throughout the world. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental licensing restrictions and controls impacting our technology and products;

•
restrictions and prohibitions on the export of technology and products, including any applicable changes in regulation prohibiting the sale of certain of our products to certain end users without a license;

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

•
instability in economic or political conditions, inflation, recession, actual or anticipated military or political conflicts, and potential impact due to the upcoming exit of the United Kingdom (the "U.K.") from the European Union (the "EU"), colloquially referred to as "Brexit".

Some of these factors recently have had an adverse impact on our sales and operations and increased our cost of doing business and subjected the business to additional rules, policies and procedures that impacted the operation of the Company. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations. Furthermore, compliance with complex foreign and United States laws and regulations that apply to our international operations increases our cost of doing business both in the United States and in international jurisdictions. These regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. For example, on April 8, 2015, the Company and the Securities and Exchange Commission (“SEC”) entered into an agreement through entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). The SEC Order settled charges under the FCPA with respect to incidents of improper travel and gifts involving FLIR’s Middle East operation. Pursuant to the SEC Order, we are obligated to “cease and desist” from committing any future violations of the Securities Exchange Act of 1934, as amended. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Further, although we have implemented and continue to implement policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.
On April 24, 2018, we entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of our facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, we recorded a $15 million charge for the portion of the penalty that is not subject to suspension. As of December 31, 2018, the remaining amounts payable of $3.5 million and $10.5 million have been recorded in other current liabilities and pension and other long-term liabilities, respectively. We expect recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.

As part of the Consent Agreement, DDTC acknowledged that we voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations (which were resolved pursuant to the Consent Agreement), cooperated in DDTC’s review, and instituted a number of compliance program improvements.
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
We face risks from Brexit

Brexit, which is scheduled to take place on March 29, 2019, has created uncertainty about the future relationship between the U.K. and the EU. A draft withdrawal agreement was published in November 2018, but we are still uncertain about the final agreements they will reach on topics such as financial laws and regulations, tax and free trade agreements, immigration laws, and employment laws. We have significant operations and a substantial workforce in Europe, a portion of which reside in the U.K. and therefore enjoy certain benefits based on the U.K.’s membership in the EU. The lack of clarity about Brexit and the future U.K. laws and regulations creates uncertainty for us, as the outcome of these negotiations may affect our business and operations. Additionally, there also is a risk that other countries may decide to leave the EU. The uncertainty surrounding Brexit not only potentially affects our business in the U.K. and the EU, but may have a material adverse effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Additionally, any development that has the effect of devaluing the European euro or British pound sterling could meaningfully reduce the value of our assets and reduce the usefulness of liquidity alternatives denominated in that currency, such as our multicurrency credit facility.
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
We may not be successful in obtaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export licenses and other authorizations may be required from United States government agencies under the ITAR, the EAR, the Office of Foreign Assets Control (“OFAC”) Regulations, the Trading with the Enemy Act of 1917, the International Emergency Economic Powers Act (“IEEPA”), the Arms Export Control Act of 1976 (“AECA”), and other similar laws and regulations for the sale, use and export of many of our products and related data and services. Thermal and infrared products and technical data have been subject to the ITAR and EAR, historically under United States Munitions List ("USML") Category XII and Commerce Control List ("CCL") Category 6. The United States Government’s export reform effort resulted in the transition of various Company products from the USML to the CCL, shifting the licensing requirements and restrictions for products regulated by the Department of Commerce under the EAR. This transition has increased the licensing requirements and restrictions on some products and reduced the requirements and restrictions on others. We can give no assurance that we will be successful in obtaining the necessary licenses from the United States Department of State or Department of Commerce required to conduct our business as presently or historically conducted.
The United States export licensing environment has been affected by a number of factors, including but not limited to, the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States reliance on the tactical advantage of the night-time war fighter. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted us directly. In addition, the Consent Agreement and related submissions and other communications concerning our licensing posture overall have led to heightened scrutiny of export licenses for products in our markets and, in some cases, highlight DDTC’s focus on the manner in which we handle exports of our products, technical data and services subject to the ITAR. In addition, concerns with respect to potential diversion of certain of our products to prohibited end users and countries subject to economic and other sanctions implemented by the United States government has caused the United States Department of Commerce Bureau of Industry and Security to restrict our ability to sell 9hz thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce.
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
In recent years, our performance has been negatively impacted by reduced spending by United States government agencies, global economic weakness, and the Eurozone crisis. Continuation of the conditions that led to reduced spending and potential further reductions in spending globally by either consumers or government agencies could have a material adverse effect on our business, financial condition and results of operations. For example, there is uncertainty around the implementation of Brexit and its impact on us and global economic conditions generally.
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
Competition in our markets is intense and our failure to compete effectively could adversely affect our business
Competition in the diverse markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. Many of our competitors have greater financial, technical, research and development, and marketing resources than we do. All of these factors, as well as the potential for increased competition from new market entrants, require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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

Significant tariffs, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations

In July 2018, the Office of the U.S. Trade Representative announced a list of Chinese imports that currently face tariffs of 10 percent. These tariffs may increase to 25 percent in March 2019 if the United States and China cannot reach an agreement on various related matters. These tariffs currently affect some of the components of our products we import from China, and we may raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. It is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In addition, we may seek to shift some of our manufacturing supply chain to other countries, which could result in disruption to our operations.

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
Our business could be negatively impacted by cybersecurity threats and other security threats and technology disruptions
We face certain security threats and technology disruptions, including threats to our information technology infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats to the physical security of our facilities and employees, threats of terrorism events, and failures of our technology tools and systems. We are subject to laws and rules issued by various agencies concerning safeguarding and maintaining infrastructure and physical security and information confidentiality. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, for which we face similar security threats as for our own. In particular, cybersecurity threats-which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches-are persistent and evolve quickly. Such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and may contain open source and third party software which may unbeknownst to us contain defects or viruses that pose unintended risks to our customers. These risks if not effectively mitigated or controlled could materially harm our business or reputation. While we believe that we have implemented appropriate measures, controls, and risk transfer mechanisms, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information, corruption of data, or financial loss.
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
We have indebtedness as a result of the issuance of our 3.125 percent senior unsecured notes (the “Notes”) and borrowings against our unsecured credit facility, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes, and changes in the rate at which we can obtain indebtedness, any of which may limit our operational and financial flexibility

Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately. Our indebtedness may use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. The consequences of these developments cannot be entirely predicted, but if LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, it could adversely impact our interest expense, results of operations and cash flows.
We may not be able to refinance our indebtedness on favorable terms, if at all, which could materially and adversely affect our liquidity and our ongoing results of operations
Our ability to refinance indebtedness, including the Notes, will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness, including the Notes, could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon favorable terms could materially and adversely affect our business, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.
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
Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions. For example, in 2016, in accordance with FASB ASC Topic 740, "Income Taxes," we recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of our international subsidiaries. The Belgian government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 we filed a separate appeal with the General Court of the European Union. On January 10, 2017, we received tax assessments from the Belgian government approximating the discrete tax charge recorded during 2016. We filed a complaint against the Belgian tax assessments, and on October 23, 2018 the Belgian government canceled $33.1 million of the tax assessments and accrued interest. As a result, we reversed a similar amount of previously accrued income tax plus interest associated with the assessments during the three-month period ending December 31, 2018. In addition, the euro equivalent of $35.7 million held in a restricted cash account as of September 30, 2018 became unrestricted during the three-month period ending December 31, 2018. While the Company believes the matter has been effectively settled, an adverse opinion from the European Commission regarding the cancellation of the tax assessments could be cause for accrual of tax in a future period.
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
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $334.5 million (Swedish kroner 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for its income tax exposures.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017.  The Tax Act, among other things, (i) permanently reduces the U.S. corporate income tax rate to 21 percent beginning in 2018, (ii) provides for a five year period of 100 percent bonus depreciation followed by a phase-down of the bonus depreciation percentage, and (iii) provides for more general changes to the taxation of corporations, including changes to the deductibility of interest expense, the adoption of a modified territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The long-term impact of the Tax Act on the general economy cannot be reliably predicted at this time and continues to require rule-making and interpretation in a number of areas.
The Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of certain accounting guidance is currently evolving. Further, compliance with the Tax Act and the accounting for certain provisions require accumulation of information not previously required or regularly produced. As additional interpretative guidance is issued by the applicable authorities, we will continue our analysis on the application of the Tax Act and may need to revise our current estimates in future periods. The revisions to our current estimates could materially affect our results of operations, cash flow and financial position.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2018, we conducted manufacturing, research and development, and sales and administration in 104 facilities worldwide. Of these, we owned 7 facilities with approximately 713 thousand square feet and leased 35 facilities with approximately 448 thousand square feet in the United States, and we owned 6 facilities with approximately 328 thousand square feet and leased 56 facilities with approximately 313 thousand square feet outside the United States, primarily in Europe. Our headquarters is located in Wilsonville, Oregon.
Our major facilities include the following locations:

Location	Owned	Leased
	(Square feet in Thousands)
Wilsonville (Portland), Oregon	154	—
North Billerica (Boston), Massachusetts	133	—
Täby (Stockholm), Sweden	205	—
Elkridge (Baltimore), Maryland	—	109
Nashua, New Hampshire	140	—
Tallinn, Estonia	46	—
Goleta (Santa Barbara), California	169	—
Fareham (Portsmouth), United Kingdom	63	—
Stillwater, Oklahoma	—	28
Meer (Antwerp), Belgium	—	17
Richmond (Vancouver) British Columbia, Canada	—	52
Havlstad, Norway	—	25
Rosh Haayin, Israel	—	9
Other	131	521
Total	1,041	761
Our reportable segments operate out of facilities as follows:
Industrial business unit: Goleta, California; Richmond BC, Canada; Täby, Sweden; Nashua, New Hampshire; Tallinn, Estonia; and 9 facilities in the United States and 28 facilities located outside the United States.
Government and Defense business unit: Wilsonville, Oregon; North Billerica, Massachusetts; Stillwater, Oklahoma; Täby, Sweden; Elkridge, Maryland; Havlstad, Norway; and 20 facilities in the United States and 9 facilities located outside the United States.
Commercial business unit: Fareham, United Kingdom; Meer, Belgium; Nashua, New Hampshire; Goleta, California; Rosh Haayin, Israel; and 5 facilities in the United States and 30 facilities located outside the United States.
We believe all of our properties are suitable for their intended use, adequate to meet our current and near-term business needs, and in good condition. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS

Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, the Company paid $1.0 million of the $15.0 million charge and as of December 31, 2018, the remaining amount payable of $3.5 million and $10.5 million has been recorded in other current liabilities and pension and other long-term liabilities, respectively. The remaining $14 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.

As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.

In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. DDTC acknowledged the notification and at the request of DDTC, the Company executed a tolling agreement for this matter, suspending the statute of limitations through January 13, 2019. This matter was not resolved pursuant to the Consent Agreement identified above and remains under review.

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

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $4.9 million and $12.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $4.9 million in other current liabilities as of December 31, 2018. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

Shareholder Derivative Lawsuit
On October 16, 2018, a shareholder filed a derivative lawsuit in the Circuit Court of the State of Oregon for the County of Multnomah under the caption Stein v. Carter, et al., Case No. 18CV46824, against the Company, as a nominal defendant, and certain current and former directors of the Company.  Pointing to the Company’s 2015 settlement with the United States Securities and Exchange Commission of alleged United States Foreign Corrupt Practices Act violations and 2018 settlement with United States Department of State of alleged export control violations, the complaint alleges that the Company’s directors breached their fiduciary duties by failing to ensure that the Company had internal controls in place that would have prevented the alleged underlying misconduct and these settlements.  The complaint also asserts claims for corporate waste and unjust enrichment, and seeks unspecified monetary damages from the individual defendants, injunctive relief, disgorgement of director compensation, and attorneys’ fees and costs.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company.  However, the Company may be required to advance the legal fees and costs incurred by the individual defendants.

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
The common stock of the Company has been traded on the NASDAQ Global Market since June 22, 1993, under the symbol “FLIR.” At December 31, 2018, there were approximately 82 holders of record of our common stock and 135,515,782 shares outstanding. We began paying cash dividends in 2011 and currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2013, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	2013	2014	2015	2016	2017	2018
FLIR Systems, Inc.	$100.00	$108.67	$95.76	$125.36	$163.98	$155.06
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Electronic Equipment Instruments & Components Index	100.00	123.06	114.69	142.65	193.13	169.00

During 2018, we repurchased approximately 5.0 million shares for a total of approximately $243.7 million. The following table summarizes our 2018 common stock repurchase activities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased at December 31, 2018 Under the Plans or Programs(2)
February 1 to February 28, 2018	280,036	$48.95	280,036
March 1 to March 31, 2018	1,441,895	$49.41	1,441,895
April 1 to April 30, 2018	100,626	$49.71	100,626
June 1 to June 30, 2018	155,996	$64.10	155,996
November 1 to November 30, 2018	3,007,585	$47.80	3,007,585
Total	4,986,138	$48.88	4,986,138	10,013,862
(1) The share repurchases totaling approximately 4.0 million shares were through open market transactions. On March 1, 2018, we entered into an uncollared accelerated share repurchase program (“ASR”) at a notional amount of $50.0 million under which we were to receive a number of shares based on the daily volume weighted average price of common stock, less a discount, over a period beginning on the effective date of the ASR and ending on a date no later than June 4, 2018. Under the ASR, we received the initial shares of 813,670 on March 5, 2018. The ASR was settled on June 4, 2018 and we received an additional 155,996 shares. The average price paid per share for the total shares received under the ASR was $51.56. These shares received resulted in an immediate reduction of the shares used to calculate our weighted-average common shares outstanding for basic and diluted earnings per share.
(2) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2018		2017		2016		2015		2014
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,775,686		$1,800,434		$1,662,167		$1,557,067		$1,530,654
Cost of goods sold	875,368		941,658		895,046		803,506		780,281
Gross profit	900,318		858,776		767,121		753,561		750,373
Operating expenses:
Research and development	176,281		170,735		147,537		132,892		142,751
Selling, general and administrative	386,869	(1)	373,867		322,435		313,544		331,995
Restructuring expenses	4,854		625		1,431		1,361		16,383
Loss on sale of business	13,708		23,588		—		—		—
Total operating expenses	581,712		568,815		471,403		447,797		491,129
Earnings from operations	318,606		289,961		295,718		305,764		259,244
Interest expense	16,147		16,804		18,071		14,086		14,593
Interest income	(3,901)		(1,764)		(1,402)		(1,167)		(1,405)
Other (income) expense, net	(743)		(4,144)		3,092		(12,601)	(5)	(3,473)
Earnings before income taxes	307,103		279,065		275,957		305,446		249,529
Income tax provision	24,678	(2)	171,842	(3)	109,331	(4)	63,760		49,268
Net earnings	$282,425		$107,223		$166,626		$241,686		$200,261

Net earnings per share:
Basic earnings per share	$2.05		$0.78		$1.22		$1.73		$1.42
Diluted earnings per share	$2.01		$0.77		$1.20		$1.72		$1.39

(1) The 2018 selling, general and administrative expenses include $15.0 million for the costs of a regulatory settlement. See Note 14, "Contingencies," of the Notes to the Consolidated Financial Statements for additional information.

(2) The 2018 tax provision includes a discrete tax benefit of $33.1 million for the cancellation of Belgium tax assessments issued as part of the European Commission's decision regarding state aid. See Note 15, "Income Taxes," in the Notes to the Consolidated Financial Statements.

(3) The 2017 tax provision includes an estimated tax expense of $94.4 million resulting from the effects of new US tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") and our subsequent decision to end permanent reinvestment of all previously unremitted foreign earnings. See Note 15, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information.

(4) The 2016 tax provision includes a discrete tax charge for certain tax legislation in Belgium of $39.6 million. See Note 15, "Income Taxes," in the Notes to the Consolidated Financial Statements for additional information.

(5) Other income in 2015 includes the gain of $20.2 million on the sale of a cost-basis investment in a private technology company.

	December 31,
	2018		2017		2016		2015		2014
	(in thousands, except per share amounts)
Balance Sheet Data:
Working capital	$976,633		$992,286		$802,945		$702,169		$990,771
Total assets	2,781,242		2,810,026		2,619,706		2,406,400		2,349,311
Short-term debt	—		11		15,025		264,707		15,041
Long-term debt, excluding current portion	421,948		420,684		501,921		93,750		357,986
Total shareholders’ equity	1,876,786		1,834,558		1,678,326		1,649,515		1,609,773

Other Financial Data:
Cash dividends declared per common share	$0.64		$0.60		$0.48		$0.44		$0.40

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In August 2017, we announced a realignment of our business which resulted in reducing the number of reportable operating segments from six to three, effective January 1, 2018. This Management's Discussion and Analysis of Financial Condition and Results of Operations is prepared and reported based on our new reporting structure of three operating segments. For a more detailed description of our segments, see "Business Segments" within Item 1.
International revenue accounted for approximately 47 percent, 47 percent and 46 percent of our revenue in 2018, 2017 and 2016, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations in 2018.
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

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our critical estimates on an on-going basis and base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and differences could be material to our consolidated financial statements. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting policies and the related judgments and estimates are the most significant to the presentation of our consolidated financial statements and require the most difficult, subjective and complex judgments:

Revenue recognition. We design, market and sell products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that we offer. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We regularly enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such situations, contract values are allocated to each performance obligation based on its relative estimated standalone selling price. The vast majority of our revenues are recognized at a point in time when goods are transferred to a customer. However, for certain contracts that include highly customized components, if performance does not create an asset with an alternative use and termination for convenience clauses provide an enforceable right to payment for performance completed to date, revenue is recognized over time as the performance obligation is satisfied.
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
Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve to twenty-four months, at no cost to our customers. Warranty liabilities are established at the time that revenue is recognized at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements.
Provisions for estimated losses on sales or related receivables are recorded when identified. Revenue includes certain shipping and handling costs and is stated net of representative commissions and sales taxes. Service revenue is deferred and recognized over the contract period, as is the case for extended warranty contracts, or recognized as services are provided.
Effective January 1, 2018, we adopted FASB ASC 606, "Revenue-Revenue from Contracts with Customers" and all the related amendments. See Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 for a discussion of recently adopted accounting pronouncements.
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2018, our inventories of $352.1 million are stated net of inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
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

Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2018, we have determined that a valuation allowance against our deferred tax assets of $3.2 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.
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

Consolidated Operating Results
The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	49.3	52.3	53.8
Gross margin	50.7	47.7	46.2
Operating expenses:
Research and development	9.9	9.5	8.9
Selling, general and administrative	21.8	20.8	19.4
Restructuring expenses	0.3	—	0.1
Loss on sale of business	0.8	1.3	—
Total operating expenses	32.8	31.6	28.4
Earnings from operations	17.9	16.1	17.8
Interest expense	0.9	0.9	1.1
Interest income	(0.2)	(0.1)	(0.1)
Other (income) expense, net	(0.0)	(0.2)	0.2
Earnings before income taxes	17.3	15.5	16.6
Income tax provision	1.4	9.5	6.6
Net earnings	15.9%	6.0%	10.0%
______________

(1)	Totals may not recompute due to rounding.
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2018, 2017 and 2016. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be canceled at the customer's discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations.
Revenue. Consolidated revenue for 2018 totaled $1,775.7 million, a decrease of 1.4 percent from 2017 revenue of $1,800.4 million. Year over year revenue increased for our Industrial and Government and Defense business units but was offset by a decrease in our Commercial business unit. The decline in our Commercial business unit is a result of our divestiture of the Consumer and Small and Medium-sized ("SMB") Security business as announced in February 2018.
Revenue for 2017 totaled $1,800.4 million, an increase of 8.3 percent over 2016 revenue of $1,662.2 million. The acquisitions of Armasight, Prox Dynamics, and Point Grey were the primary drivers in revenue growth for the year ended December 31, 2017.
International revenue in 2018 totaled $841.2 million, representing 47.4 percent of revenue. This compares with international revenue in 2017 which totaled $844.0 million, representing 46.9 percent of revenue, and $758.6 million in 2016, representing 45.6 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the years ended December 31, 2018 and 2017 was $875.4 million and $941.7 million, respectively. The decrease is primarily due to the decline in our Commercial business unit as a result of the Consumer and SMB Security business divestiture.
Cost of goods sold in 2017 was $941.7 million, compared to cost of goods sold of $895.0 million in 2016. The increase is primarily due to the increase in revenues year over year as discussed above and changes in product mix.

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
Gross profit. Gross profit for the year ended December 31, 2018 was $900.3 million compared to $858.8 million in 2017. Gross margin, defined as gross profit divided by revenue, increased from 47.7 percent in 2017 to 50.7 percent in 2018 primarily due to favorable product mix.
Gross profit for the year ended December 31, 2017 was $858.8 million compared to $767.1 million in 2016. Gross margin increased from 46.2 percent in 2016 to 47.7 percent in 2017 primarily due to favorable product mix.
Research and development. Research and development expenses were $176.3 million, or 9.9 percent of revenue, in 2018, compared to $170.7 million, or 9.5 percent of revenue, in 2017, and $147.5 million, or 8.9 percent of revenue, in 2016. The increase in research and development expenses year over year in 2017 was primarily related to the inclusion of companies acquired in 2015 and 2016.
We intend to continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high-quality products that maintain and enhance our competitive position in each of our business segments. We believe that future cash flow generation will be sufficient to support the development of new products that fuel the growth of the business.
Selling, general and administrative expenses. Selling, general and administrative expenses were $386.9 million, or 21.8 percent of revenue, in 2018 compared to $373.9 million, or 20.8 percent of revenue, in 2017 and $322.4 million, or 19.4 percent of revenue, in 2016. The increase in selling, general, and administrative expenses year over year in 2018 compared to 2017 is primarily attributed to the $15 million recorded in the first quarter of 2018 for the costs of a regulatory settlement described in Note 14, "Contingencies" of the Notes to the Consolidated Financial Statements in Item 8. The increase in selling, general and administrative expenses year over year in 2017 compared to 2016 was primarily due to an increase in selling expenses to support the increase in revenue mentioned above as well as increased operating expenses associated with the acquisitions in November 2016. While selling, general and administrative expenses may be affected in the future by acquisitions with different cost structures, we anticipate selling, general and administrative expenses to increase at a slower rate than revenue in our existing businesses.
Restructuring expenses. During the years ended December 31, 2018, 2017 and 2016, we recorded net pre-tax restructuring expenses totaling $8.2 million, $0.6 million and $1.4 million, respectively. Restructuring expenses recorded in 2018 included $$3.3 million in cost of goods sold and $4.9 million in operating expenses. Restructuring expenses recorded in 2017 and 2016 were recorded in operating expenses. . In the fourth quarter of 2013, we initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to larger facilities. We also consolidated our optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. The benefits from these actions are reflected in our operating results. The 2013 realignment plan was completed in 2018. During the years ended December 31, 2018, 2017 and 2016, the Company also incurred other restructuring charges associated with cost reduction initiatives that were not related to the 2013 realignment plan.
Loss on sale of business. During the fourth quarter of 2017, we recorded an estimated pre-tax loss on net assets reclassified as held for sale of $23.6 million. The loss on net assets held for sale was related to the planned divestiture of our Consumer and SMB Security business. During the year ended December 31, 2018, as a result of the combined sale of the planned divestiture, net working capital adjustments, and subsequent negotiations with the buyer, we recognized an additional pre-tax loss of $13.7 million. See Note 19, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements in Item 8 for additional information.
Interest expense. Interest expense totaled $16.1 million, $16.8 million and $18.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense for the year was primarily associated with the $425 million aggregate principal amount of 3.125 percent senior unsecured notes that were issued in June 2016. The decrease in interest expense in 2017 compared to 2016 was primarily due to the $1.3 million loss incurred in 2016 on extinguishment of our debt.

Other (income) expense, net. Other income totaled $0.7 million and $4.1 million for the year ended December 31, 2018 and 2017, respectively. Other expense totaled $3.1 million for the year ended December 31, 2016. The change in other (income) expense, net in 2018 over 2017 is primarily attributed to increased losses on currency exchange rate fluctuations. The change in other (income) expense, net in 2017 over 2016 is primarily attributed to decreased losses on currency exchange rate fluctuations.
Income taxes. Our income tax provision was $24.7 million, $171.8 million and $109.3 million in 2018, 2017 and 2016, respectively. The effective tax rates for 2018, 2017 and 2016 were 8.0 percent, 61.6 percent and 39.6 percent, respectively.
The Company's effective tax rate in 2018 was lower than the United States Federal tax rate of 21.0 percent mainly due to recognition of previously unrecognized tax benefits relating to the European Union state aid recovery discussed below, excess tax benefits from stock compensation and a reduction in the accrual for the U.S. transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items. Our effective tax rate in 2017 was higher than the United States federal tax rate of 35 percent mainly due to our estimate of the impact of the Tax Cuts and Jobs Act (the "Tax Act") , including $66.5 million for deemed distributions of previously unremitted foreign earnings, $12.8 million for revaluation of deferred tax items and $15.1 million for estimated state and foreign taxes due on distribution of previously unremitted foreign earnings. Unrecognized tax benefits for intercompany pricing increased in various jurisdictions in 2017, but this was partially offset by excess tax benefits for stock compensation and the mix of lower foreign tax rates applied to foreign earnings. In 2016, our effective tax was higher than the United States federal tax rate of 35 percent due mainly to an accrual of $39.6 million by one of our international subsidiaries in response to the European Commission’s decision regarding certain tax legislation in Belgium. We expect the effective tax rate for 2019 to be approximately 20.5 percent excluding discrete items.
At December 31, 2018, we had United States tax net operating loss carry-forwards totaling approximately $3.5 million which expire between 2019 and 2031 and are subject to annual limitation under Section 382 of the US Internal Revenue Code. In addition, we have various state net operating loss carry-forwards totaling approximately $0.9 million which expire between 2023 and 2036. Finally, we have various foreign net operating loss carry-forwards totaling approximately $111.7 million, a portion of which expire between 2019 and 2036 and a portion of which have an indefinite carry-forward period.
Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2018, we have determined that a valuation allowance against our deferred tax assets of $3.2 million is required, primarily related to certain foreign deductions carried forward and acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
In 2016, the Company, in accordance with FASB ASC Topic 740, "Income Taxes," recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian government to recover past taxes from certain entities, reflective of disallowed state aid, which impacts one of the Company’s international subsidiaries. The Belgian government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. On January 10, 2017, the Company received tax assessments from the Belgian government approximating the discrete tax charge recorded during 2016. The Company filed a complaint against the Belgian tax assessments, and on October 23, 2018 the Belgian government canceled $33.1 million of the tax assessments and accrued interest. As a result, the Company reversed a similar amount of previously accrued income tax plus interest associated with the assessments during the three-month period ending December 31, 2018. In addition, the euro equivalent of $35.7 million held in a restricted cash account as of September 30, 2018 became unrestricted during the three-month period ending December 31, 2018. While the Company believes the matter has been effectively settled, an adverse opinion from the European Commission regarding the cancellation of the tax assessments could be cause for accrual of tax in a future period.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $334.5 million (Swedish kroner 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary.

Segment Operating Results

In August 2017, we announced a realignment of our business which resulted in reducing the number of reportable operating segments from six to three, effective January 1, 2018. The three reportable operating segments are: Industrial business unit, Government and Defense business unit, and Commercial business unit. The Industrial business unit consists of the former Instruments and OEM and Emerging segments, excluding the Intelligent Traffic Systems ("ITS") business; The Government and Defense business unit consists of the former Surveillance and Detection segments, excluding the Outdoor and Tactical Systems ("OTS") business; and the Commercial business unit consists of the former Maritime and Security segments, along with the ITS and OTS businesses. With this re-alignment, we intend to reduce complexity, realize greater operating synergies, and enhance management focus. The segment operating results for the years ended December 31, 2017 and 2016 have been adjusted to conform to the new reportable operating segment structure. The following discusses the operating results of each of our segments for the three year period ended December 31, 2018.

Industrial
Industrial operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2018	2017	2016
Revenue	$717.9	$672.1	$552.6
Earnings from operations	216.9	199.9	156.7
Operating margin	30.2%	29.7%	28.4%
Backlog	164	191	164
Industrial revenue increased by 6.8 percent in 2018 compared to 2017. Earnings from operations increased by 8.5 percent in 2018 compared to 2017. The increase in both revenue and earnings from operations was predominately attributable to strong growth across the OEM automotive, cooled camera cores, and UAS product lines. The decline in backlog in 2018 compared to 2017 is primarily attributed to productivity initiatives executed during the year to reduce lead times for customer deliveries of our machine vision and volume hand-held product lines.
Industrial revenue increased by 21.6 percent in 2017 compared to 2016. Earnings from operations increased by 27.5 percent in 2017 compared to 2016. The increase in both revenue and earnings from operations was primarily due to the acquisition of Point Grey in 2016. The increase in backlog in 2017 compared to 2016 was primarily attributed to orders growth due to the acquisition of Point Grey.
Government and Defense
Instruments operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2018	2017	2016
Revenue	$663.4	$629.1	$616.8
Earnings from operations	199.7	179.2	176.7
Operating margin	30.1%	28.5%	28.7%
Backlog	391	394	371
Government and Defense revenue increased by 5.5 percent in 2018 compared to 2017. The increase in revenue for 2018 was predominately attributable to strong growth and favorable product mix primarily in the land vertical market. Earnings from operations increased 11.5 percent in 2018 compared to 2017. The increase in earnings from operations was primarily due to the revenue growth and favorable product mix changes along with controlled spending. Backlog was relatively flat year over year in 2018 compared to 2017.

Government and Defense revenue increased by 2.0 percent in 2017 compared to 2016. Earnings from operations increased 1.4 percent in 2017 compared to 2016. The increase in both revenue and earnings from operations was primarily due to the addition of Prox Dynamics which was acquired in 2016. The increase in backlog in 2017 compared to 2016 was largely attributed to a large contract for land surveillance systems with the United States Army received in September 2017.
Commercial
Commercial operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2018	2017	2016
Revenue	$394.4	$499.2	$492.8
Earnings from operations	57.4	56.1	52.7
Operating margin	14.6%	11.2%	10.7%
Backlog	47	66	56
Commercial revenue decreased by 21.0 percent in 2018 compared to 2017. The decrease in revenue was primarily due to the divestiture of our Consumer and SMB Security business during the first quarter of 2018, which contributed approximately $140 million of revenue in 2017, partially offset by increased revenues in our Maritime and Intelligent Traffic product lines. Earnings from operations increased 2.4 percent in 2018 compared to 2017. The increase in earnings from operations was primarily due to reductions in spending partially offset by reductions in gross margins related to the divestiture of our Consumer and SMB Security business.
Commercial revenue increased by 1.3 percent in 2017 compared to 2016. The increase in revenue was primarily due to the addition of Armasight, which was acquired in June 2016, and sales on the new Axiom line of multi-function displays which began shipping during the second quarter of 2017, partially offset by declines in thermal cameras and consumer-grade security products. The increase in earnings from operations in 2017 of 6.5 percent over 2016 was primarily due stronger margins on shipments of new products introduced in 2017 plus additional earnings from the Armasight acquisition.

Liquidity and Capital Resources
At December 31, 2018, we had a total of $512.1 million in cash and cash equivalents, $327.0 million of which was in the United States and $185.1 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2017 of $519.1 million, of which $228.9 million was in the United States and $290.2 million at our foreign subsidiaries. The decrease in cash and cash equivalents in 2018 was primarily due to common stock repurchases of $243.7 million, dividend payments of $88.1 million, business acquisitions and other investments of $42.3 million and capital expenditures of $30.8 million, partially offset by cash provided from operations of $374.2 million, proceeds of $29.1 million from share issuances pursuant to our stock plans and cash received from the sale of our Consumer and SMB Security businesses of $25.9 million.
Cash provided by operating activities in 2018 totaled $374.2 million compared to $308.3 million in 2017 and $319.8 million in 2016. The increase in cash provided from operations in 2018 compared to 2017 and the decrease in cash provided from operations in 2017 compared to 2016 were primarily due to changes in current balances and accrued income taxes.
Cash used for investing activities for the year ended December 31, 2018 totaled $44.1 million, which primarily consisted of business acquisitions, minority interest investments and capital expenditures in the ordinary course of business, partially offset by $25.9 million generated from the sale of our Consumer and SMB Security businesses. Cash used for investing activities for the year ended December 31, 2017 totaled $38.4 million, which primarily consisted of capital expenditures in the ordinary course of business. Cash used for investing activities for the year ended December 31, 2016 totaled $447.8 million, consisting of $419.2 million spent primarily on the acquisitions of Innovative Security Designs, LLC, Armasight, Inc, Point Grey Research Inc. and Prox Dynamics AS, and capital expenditures in the ordinary course of business.
Cash used by financing activities for the year ended December 31, 2018 totaled $318.9 million, which primarily consisted of repurchases of common stock and payment of dividends, partially offset by proceeds from share issuances pursuant to our stock plans. Cash used by financing activities for the year ended December 31, 2017 totaled $132.6 million, which primarily consisted of repayment of borrowings under our revolving credit facility and the payment of quarterly dividends, partially offset by proceeds from share issuances pursuant to our stock plans. Cash provided by financing activities for the years ended December 31, 2016 totaled $31.1 million, primarily consisting of the net proceeds from long-term debt and the new credit agreement, partially offset by the repayment of long-term debt, repurchases of common stock and the payment of dividends.
On February 8, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provided for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rates. We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on either the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate. The borrowings have an applicable margin that ranges from 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month Eurocurrency-based borrowing rate was 3.897 percent per annum and the prime lending-based borrowing rate was 5.875 percent per annum at December 31, 2018. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At December 31, 2018, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2018. The credit facilities available under the Credit Agreement are unsecured.
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
During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility. Concurrently, the Company exited both interest rate swaps which had a combined notional value at the time of $86.3 million. We had $10.8 million of letters of credit outstanding under the Credit Agreement at December 31, 2018, which reduced the total available revolving credit under the Credit Agreement.
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
On February 5, 2015, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. An aggregate of 6.3 million shares were repurchased under this authorization, which expired on February 5, 2017. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. As of December 31, 2018, approximately 5.0 million shares have been repurchased under the February 8, 2017 authorization, which expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021.
As of December 31, 2018 and 2017, we have accrued income tax liabilities of $42.9 million and $66.5 million, respectively, related to the transition tax, which was enacted in 2017 as part of tax legislation commonly referred to as the Tax Cuts and Jobs Act. The decrease in the liability is primarily attributed to transition tax payments of $9.0 million for 2017 and 2018, application by the United States Internal Revenue Service of a $4.7 million overpayment, and a $9.9 million reduction in the initial liability as described above. Of the amounts accrued, none are expected to be due within one year due to the overpayment discussed above. The transition tax will be paid in installments over an eight-year period and will not accrue interest.

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
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $334.5 million (Swedish kroner 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
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

Off-Balance Sheet Arrangements
As of December 31, 2018, we leased our non-owned facilities under operating lease agreements. We also leased certain operating machinery and equipment and office equipment under operating lease agreements. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2018, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$458,203	$13,281	$444,922	$—	$—
Operating leases	39,853	10,561	15,553	7,828	5,911
Licensing rights	412	412	—	—	—
Post-retirement obligations	3,278	418	818	776	1,266
Other obligations	1,116	1,116	—	—	—
	$502,862	$25,788	$461,293	$8,604	$7,177
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts. We did not include approximately $15.6 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its remaining unrecognized tax benefits of $33.2 million and, therefore, has not included the related unrecognized tax benefits in the table of contractual obligations as of December 31, 2018. For further detail on unrecognized tax benefits, see Note 15, "Income Taxes," to the Consolidated Financial Statements in Item 8.

Recent Accounting Pronouncements
See Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2018, exchange contracts with a notional amount of approximately $95.9 million were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $1,036.5 million at December 31, 2018. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $103.7 million at December 31, 2018. The potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.

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
See Liquidity and Capital Resources in Item 7 and Note 4, "Derivative Financial Instruments," Note 10, "Credit Agreement," and Note 12, "Long-Term Debt," to the Consolidated Financial Statements in Item 8, for additional information on the Company's interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
FLIR Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue and the income tax impact of intra-entity transfers in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory, respectively.
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
Portland, Oregon
February 27, 2019

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,775,686	$1,800,434	$1,662,167
Cost of goods sold	875,368	941,658	895,046
Gross profit	900,318	858,776	767,121
Operating expenses:
Research and development	176,281	170,735	147,537
Selling, general and administrative	386,869	373,867	322,435
Restructuring expenses	4,854	625	1,431
Loss on sale of business	13,708	23,588	—
Total operating expenses	581,712	568,815	471,403
Earnings from operations	318,606	289,961	295,718
Interest expense	16,147	16,804	18,071
Interest income	(3,901)	(1,764)	(1,402)
Other (income) expense, net	(743)	(4,144)	3,092
Earnings before income taxes	307,103	279,065	275,957
Income tax provision	24,678	171,842	109,331
Net earnings	$282,425	$107,223	$166,626

Net earnings per share:
Basic earnings per share	$2.05	$0.78	$1.22
Diluted earnings per share	$2.01	$0.77	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2018	2017	2016

Net earnings	$282,425	$107,223	$166,626
Other comprehensive (loss) income, net of tax:
Change in minimum liability for pension plans, net of tax effects of ($138), $477 and $48, respectively	(338)	1,271	102
Fair value adjustment on interest rate swap contracts	—	187	(16)
Realized gain on interest rate swap contracts reclassified to earnings	—	(494)	—
Unrealized gain on available-for-sale investments	—	(4)	—
Foreign currency translation adjustments	(35,394)	51,631	(40,911)
Total other comprehensive (loss) income	(35,732)	52,591	(40,825)
Comprehensive income	$246,693	$159,814	$125,801

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$512,144	$519,090
Accounts receivable, net	323,746	346,687
Inventories	352,107	372,183
Assets held for sale, net	2,032	67,344
Prepaid expenses and other current assets	102,618	81,915
Total current assets	1,292,647	1,387,219
Property and equipment, net	247,407	263,996
Deferred income taxes, net	100,620	21,001
Goodwill	904,571	909,811
Intangible assets, net	146,845	168,130
Other assets	89,152	59,869
Total assets	$2,781,242	$2,810,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,496	$106,389
Deferred revenue	32,703	25,614
Accrued payroll and related liabilities	81,118	71,310
Accrued product warranties	15,204	15,024
Advance payments from customers	19,691	20,672
Accrued expenses	41,761	37,089
Accrued income taxes	13,855	64,136
Liabilities held for sale	—	39,544
Other current liabilities	16,186	15,155
Total current liabilities	316,014	394,933
Long-term debt	421,948	420,684
Deferred income taxes	22,927	12,496
Accrued income taxes	76,435	87,483
Pension and other long-term liabilities	67,132	59,872
Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2018 or 2017	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 135,516 and 138,869 shares issued at December 31, 2018 and 2017, respectively, and additional paid-in capital	1,355	91,162
Retained earnings	2,024,523	1,856,756
Accumulated other comprehensive loss	(149,092)	(113,360)
Total shareholders’ equity	1,876,786	1,834,558
Total liabilities and shareholders' equity	$2,781,242	$2,810,026

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance, December 31, 2015	137,350	$1,374	$1,773,267	$(125,126)	$1,649,515

Net earnings for the year	—	—	166,626	—	166,626
Income tax benefit of common stock options exercised	—	1,329	—	—	1,329
Repurchase of common stock	(2,132)	(24,222)	(41,835)	—	(66,057)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,116	5,985	—	—	5,985
Stock-based compensation	—	27,673	—	—	27,673
Dividends paid	—	—	(65,920)	—	(65,920)
Other comprehensive loss	—	—	—	(40,825)	(40,825)
Balance, December 31, 2016	136,334	12,139	1,832,138	(165,951)	1,678,326

Net earnings for the year	—	—	107,223	—	107,223
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	2,535	47,510	—	—	47,510
Stock-based compensation	—	31,513	—	—	31,513
Dividends paid	—	—	(82,605)	—	(82,605)
Other comprehensive loss	—	—	—	52,591	52,591
Balance, December 31, 2017	138,869	91,162	1,856,756	(113,360)	1,834,558

Adoption of ASC 606 and ASU 2016-16(1)	—	—	80,280	—	80,280
Net earnings for the year	—	—	282,425	—	282,425
Repurchase of common stock	(4,986)	(136,891)	(106,815)	—	(243,706)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,633	12,896	—	—	12,896
Stock-based compensation	—	34,188	—	—	34,188
Dividends paid	—	—	(88,123)	—	(88,123)
Other comprehensive loss	—	—	—	(35,732)	(35,732)
Balance, December 31, 2018	135,516	$1,355	$2,024,523	$(149,092)	$1,876,786
____________________
(1) See Note 1, "Nature of Business and Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for additional information on the adoption impacts of ASC 606 and ASU 2016-16.
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$282,425	$107,223	$166,626
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,462	71,010	57,513
Stock-based compensation arrangements	34,170	31,018	27,797
Loss on net assets held for sale	—	23,588	—
Deferred income taxes	14,604	25,968	5,613
Other, net	(483)	(31,256)	11,992
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	29,057	(7,758)	(10,704)
Inventories	17,425	(32,961)	51,170
Prepaid expenses	(3,427)	1,217	(7,706)
Other assets	2,663	12,027	(10,750)
Accounts payable	(22,449)	21,558	(33,465)
Deferred revenue	8,081	(9,220)	2,928
Accrued payroll and other liabilities	6,599	17,076	(10,147)
Accrued income taxes	(74,888)	84,352	66,302
Pension and other long-term liabilities	13,918	(5,590)	2,582
Net cash provided by operating activities	374,157	308,252	319,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(30,773)	(42,109)	(35,940)
Business acquisitions, net of cash acquired	(26,764)	—	(419,203)
Proceeds from sale of assets	3,017	3,686	7,331
Proceeds from sale of business	25,920	—	—
Minority interest investments	(15,500)	—	—
Net cash used by investing activities	(44,100)	(38,423)	(447,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of long-term debt, including current portion	—	—	524,560
Repayment of long-term debt	—	(97,500)	(367,435)
Repurchase of common stock	(243,706)	—	(66,057)
Dividends paid	(88,123)	(82,605)	(65,920)
Proceeds from shares issued pursuant to stock-based compensation plans	29,124	58,241	11,966
Tax paid for net share exercises and issuance of vested restricted stock units	(16,228)	(10,731)	(5,991)
Other financing activities	(11)	(17)	13
Net cash (used) provided by financing activities	(318,944)	(132,612)	31,136
Effect of exchange rate changes on cash	(18,059)	20,524	(14,511)
Net (decrease) increase in cash and cash equivalents	(6,946)	157,741	(111,436)
Cash and cash equivalents, beginning of year	519,090	361,349	472,785
Cash and cash equivalents, end of year	$512,144	$519,090	$361,349

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
Reclassification
The Company made certain reclassifications to the prior years' financial statements to conform them to the presentation as of and for the year ended December 31, 2018. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.
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
The cumulative translation adjustment included in accumulated other comprehensive earnings (loss) is a loss of $148.4 million and $113.0 million at December 31, 2018 and 2017, respectively. Transaction gains and losses included in other (income) expense, net, are net losses of $1.3 million, $0.2 million, and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Cash equivalents and restricted cash
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2018 and 2017 were $200.0 million and $140.7 million, respectively, which were primarily investments in money market funds and overnight deposits. Restricted cash includes cash that is subject to a legal or contractual restriction by a third party and restricted as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Company did not have any restricted cash balances at December 31, 2018 and 2017, respectively.
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or market and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $35.2 million and $37.6 million at December 31, 2018 and 2017, respectively.
Property and equipment
Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.
Goodwill
Goodwill is reviewed during the third quarter of each year, or more frequently if warranted, for impairment to determine if events or changes in business conditions indicate that the carrying value may not be recoverable. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2018, 2017 and 2016. See Note 8, "Goodwill," for additional information.
Intangible assets
Intangible assets are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required. The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2018, 2017 and 2016.
Impairment of long-lived assets
Long-lived asset groups are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. The Company did not recognize any impairment charges on long-lived assets during the years ended December 31, 2018, 2017 and 2016.
Advertising costs
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016 were $12.5 million, $19.2 million and $19.3 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Minority interest equity investments
The Company holds certain investments in equity instruments of non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company's proportionate share of income or loss is recorded in interest income and other, net in the Consolidated Statement of Income. All other non-marketable equity investments are measured at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes. Prior to 2018, all other non-marketable equity investments were accounted for using the cost method. The Company periodically reviews its equity investments for impairment. During the years ended December 31, 2018, 2017, and 2016 the Company did not recognize any impairments on its minority interest equity investments. The carrying values of the minority interest equity investments were $17.1 million and $3.1 million at December 31, 2018 and 2017, respectively, and are included in other assets in the Consolidated Balance Sheets.
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
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$282,425	$107,223	$166,626
Denominator for earnings per share:
Weighted average number of common shares outstanding	137,815	137,456	137,138
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	2,394	2,190	1,359
Diluted shares outstanding	140,209	139,646	138,497

The effect of stock-based compensation awards for the years ended December 31, 2018, 2017 and 2016 that aggregated 10,000, 39,000 and 233,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash paid for:
Interest	$14,183	$15,394	$15,815
Taxes	$83,259	$72,340	$32,465

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
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of goods sold	$3,157	$2,665	$3,103
Research and development	6,697	5,068	4,815
Selling, general and administrative	24,316	23,285	19,879
Stock-based compensation expense before income taxes	$34,170	$31,018	$27,797
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2018, 2017 and 2016 is as follows (in thousands):

	December 31,
	2018	2017	2016
Capitalized in inventory	$1,080	$1,062	$567
As of December 31, 2018, the Company had approximately $48.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately two years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation - (Continued)
The fair value of the stock-based awards granted in the years ended December 31, 2018, 2017 and 2016 was estimated with the following weighted-average assumptions:

	2018	2017	2016
Stock option awards:
Risk-free interest rate	—	1.8%	0.9%
Expected dividend yield	—	1.6%	1.6%
Expected term	—	6.0 years	4.3 years
Expected volatility	—	26.6%	25.6%
Performance-based restricted stock awards:
Expected dividend yield	1.2%	1.6%	1.6%
Discount for illiquidity	—	—	9.9%
Market-based restricted stock awards:
Risk-free interest rate	—	—	0.9%
Expected dividend yield	—	—	1.6%
Expected term	—	—	4.0 years
Expected volatility	—	—	25.8%
Expected volatility of S&P 500	—	—	25.0%
Discount for illiquidity	—	—	9.9%
Employee stock purchase plan:
Risk-free interest rate	2.3%	1.0%	0.5%
Expected dividend yield	1.3%	1.6%	1.5%
Expected term	6 months	6 months	6 months
Expected volatility	26.4%	20.9%	27.0%
Discount for illiquidity	10.5%	10.5%	10.5%

The Company uses the United States Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate and uses historical volatility as the expected volatility. The Company’s determination of expected term is based on an analysis of historical and expected exercise patterns. In 2017 and 2016, all stock options granted were time-based options. The Company uses an estimated forfeiture rate of 5 percent of the stock-compensation expense of non-executive employees based on an analysis of historical and expected forfeitures.
During the years ended December 31, 2018, 2017 and 2016, the Company granted approximately 594,000, 773,000 and 865,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 were $52.93, $36.20 and $29.48 per share, respectively.
During the year ended December 31, 2016, the Company granted approximately 64,000 market-based restricted stock units. These units may be earned based upon the Company's total shareholder return compared to the total shareholder return over a three year period of the component company at the 60th percentile level in the S&P 500 Index. Shares vested under the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date. The fair value of the market-based restricted stock units granted during the year ended December 31, 2016 was $22.89 per share, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company granted approximately 177,000, 283,000 and 62,000 performance-based restricted stock units, respectively. These units are earned based upon the Company's return on invested capital over a three year period. The fair value of the performance-based restricted units granted during the years ended December 31, 2018, 2017 and 2016 was $52.32, $35.08 and $26.41 per share, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation - (Continued)
The total fair value of the restricted stock unit awards granted during the year ended December 31, 2018 in the table below of $40.7 million includes $9.2 million of grant date fair value associated with the performance-based restricted stock units. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2017 in the table below of $37.9 million includes $9.9 million of grant date fair value associated with the performance-based restricted stock units. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2016 in the table below of $28.6 million includes $1.5 million of grant date fair value associated with the market-based restricted stock units and $1.6 million of grant date fair value associated with the performance-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Stock option awards:
Weighted average grant date fair value per share	—	$8.55	$5.68
Total fair value of awards granted	—	$2,824	$4,716
Total fair value of awards vested	$2,529	$4,203	$4,407
Total intrinsic value of options exercised	$24,652	$20,631	$6,170
Restricted stock unit awards:
Weighted average grant date fair value per share	$52.79	$35.90	$28.86
Total fair value of awards granted	$40,675	$37,906	$28,603
Total fair value of awards vested	$48,705	$27,489	$21,130
Employee stock purchase plan:
Weighted average grant date fair value per share	$10.01	$7.66	$6.33
Total fair value of shares estimated to be issued	$1,330	$1,087	$923
The total amount of cash received from the exercise of stock options in the years ended December 31, 2018, 2017 and 2016 was $23.7 million, $53.5 million and $7.7 million, respectively, and the related tax benefits realized from the exercise of the stock options in the years ended December 31, 2018, 2017 and 2016 was $8.7 million, $3.0 million and $1.3 million, respectively.

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
A substantial portion of the Company’s revenue is derived from sales to United States and foreign government agencies (see Note 18, "Operating Segments and Related Information"). The Company also purchases certain key components from sole or limited source suppliers.
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
The following table sets forth the changes in the balances of each component of accumulated other comprehensive earnings (loss) for the year ended December 31, 2018:

	Pension Plans Items	Available-For-Sale Items	Foreign Currency Items	Total
Balance, December 31, 2017	$(344)	$(4)	$(113,012)	$(113,360)
Other comprehensive income (loss) before reclassifications, net of tax	(338)	—	(35,394)	(35,732)
Amounts reclassified from accumulated other comprehensive earnings (loss), net of tax	—	—	—	—
Net current period other comprehensive income (loss), net of tax	(338)	—	(35,394)	(35,732)
Balance, December 31, 2018	$(682)	$(4)	$(148,406)	$(149,092)

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
FASB ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Effective January 1, 2018, the Company adopted ASU 2016-01. The update requires changes to the accounting for financial instruments that primarily affect equity securities, financial liabilities measured using the fair value option, and the presentation and disclosure requirements for such instruments. The Company's adoption of ASU 2016-01 did not have an impact on the consolidated financial statements. The most significant impact is the Company's non-marketable equity securities formerly classified as cost method investments are now measured and recorded using the measurement alternative. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the standard was required to be applied prospectively for securities measured using the measurement alternative.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Recently Adopted Accounting Pronouncements - (Continued)

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
FASB ASU No. 2014-09, "Revenue - Revenue from Contracts with Customers". Effective January 1, 2018, the Company adopted ASU 2014-09 and all the related amendments ("new revenue standard" or "ASC 606") using the modified retrospective method to those contracts not yet completed as of January 1, 2018. As a result, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings in the amount of approximately $1.0 million as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to net income on an ongoing basis.
FASB ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). Effective January 1, 2018, the Company adopted ASU 2016-16, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This new standard has been applied on a modified retrospective transition basis with an adjustment to the opening balance of retained earnings in the amount of approximately $79.3 million as of January 1, 2018.
The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606, "Revenue - Revenue from Contracts with Customers" and ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Adjustments Due to ASU 2016-16	Balance at January 1, 2018
Assets
Accounts receivable, net	$346,687	$981	$—	$347,668
Inventories	372,183	(524)	—	371,659
Deferred income taxes, net	21,001	—	74,367	95,368
Other assets	59,869	—	(1,005)	58,864

Liabilities
Deferred revenue	25,614	(788)	—	24,826
Deferred income taxes	12,496	290	2,067	14,853
Pension and other long-term liabilities	59,872	—	(8,030)	51,842

Shareholders' Equity
Retained earnings	1,856,756	955	79,325	1,937,036

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Basis of Presentation - (Continued)
Recently Adopted Accounting Pronouncements - (Continued)
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$1,775,686	$1,773,938	$1,748
Cost of goods sold	875,368	874,993	375
Income tax provision	24,678	24,389	289
Net earnings	282,425	281,341	1,084

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable, net	$323,746	$321,017	$2,729
Inventories	352,107	352,482	(375)

Liabilities
Deferred revenue	32,703	32,703	—
Deferred income taxes	22,927	22,348	579

Equity
Retained earnings	2,024,523	2,022,748	1,775

See Note 2, "Revenue" for additional disclosures required by the new revenue standard.

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update ("ASU") No. 2016-02 (“ASU 2016-02”). Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. ASU 2016-02 is effective January 1, 2019. On July 30, 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company adopted the new standard on January 1, 2019 and used this effective date as the date of initial application pursuant to the optional transition method. The company has made substantial progress in executing its implementation plan. The Company has revised its controls and processes to address the lease standard and is currently finalizing the implementation and validation of data input into its lease accounting software tool. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. Adoption of the standard is expected to have an impact of approximately $40 million on our consolidated balance sheets for the addition of lease assets and liabilities related to operating leases. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and incorporating the collection of relevant data into its processes in preparation for disclosure in 2019. The Company does not expect ASU 2016-02 to have a material impact on its Consolidated Statements of Income or it Consolidated Statements of Cash Flows.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Recently Issued Accounting Pronouncements - (Continued)
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in ASU 2017-04 are to be applied on a prospective basis. The Company adopted the standard as of January 1, 2019 and the adoption is not expected to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The standard will permit entities to reclassify tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform to retained earnings. The standard is effective January 1, 2019. The Company adopted the standard as of January 1, 2019 and the adoption is not expected to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). The standard more closely aligns the accounting for employee and nonemployee share-based payments. The standard is effective January 1, 2019. The Company adopted the standard as of January 1, 2019 and the adoption is not expected to have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the standard as of January 1, 2019 and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" ("ASU 2018-18"). The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when one participant is a customer, and specifies that a distinct good or service is the unit of account for evaluating whether the transaction is with a customer. The standard also provides some guidance on presentation of transactions not in the scope of ASC 606. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as long as a company has already adopted the guidance in ASC 606. The Company plans to adopt the standard as of January 1, 2020 and is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Revenue

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2018.

Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of December 31, 2018 and at the date of adoption of ASC 606 were $10.5 million and $14.1 million, respectively.

Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2018 and at the date of the adoption of ASC 606, the Company's contract liability balances totaled $66.4 million and $60.1 million, respectively. These balances included amounts classified as long-term as of December 31, 2018 and at the date of the adoption of ASC 606 of $14.0 million and $13.8 million, respectively, which are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $42.2 million of revenue recognized during the twelve month period ended December 31, 2018 was included in the combined opening contract liability balances adjusted for the ASC 606 adoption impacts.

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

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $154.4 million. The Company expects to recognize revenue on approximately 85 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Fair Value of Financial Instruments - (Continued)
The Company had $200.0 million and $140.7 million of cash equivalents at December 31, 2018 and 2017, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of December 31, 2018 and 2017 are disclosed in Note 4, "Derivative Financial Instruments," and based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 12, "Long-Term Debt," is approximately $418.8 million and $427.5 million based upon Level 2 inputs at December 31, 2018 and 2017, respectively. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 4.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk

The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Non-functional currency denominated monetary assets and liabilities consist primarily of cash, receivables, payables and intercompany loans. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other (income) expense, net for the year ended December 31, 2018, 2017 and 2016 were a loss of $9.1 million, $9.4 million and $7.9 million, respectively.

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent the Company's total exposure to foreign currency gains or losses. The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
European euro	$61,452	$34,800
Canadian dollar	19,685	7,426
Brazilian real	8,598	7,794
Swedish kroner	3,608	59,373
Australian dollar	1,131	2,817
British pound sterling	609	34,317
Japanese yen	405	3,362
Other	408	3,095
	$95,896	$152,984
At December 31, 2018, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.        Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Risk - (Continued)
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$431	$951	$1,760	$579
Interest Rate Swap Contracts
On May 31, 2016, the Company drew down $105 million under the revolving credit facility as described in Note 10, "Credit Agreement," and repaid the term loan originally issued under the credit agreement dated April 5, 2013. Interest was accrued and paid monthly based on the one-month LIBOR rate. To manage the interest rate risk arising from the variability in monthly interest expense attributable to the original term loan and amounts drawn under the revolver, the Company entered into two amortizing interest rate swaps with an aggregate notional amount of $105 million. The interest rate swaps were designated, and effective, as cash flow hedges.
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
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts, beginning of year	$7,630	$6,457	$6,853
Charges to costs and expenses	879	2,303	1,460
Write-offs of uncollectible accounts, net of recoveries	(3,985)	(1,505)	(1,661)
Business disposals	(593)	—	—
Currency translation adjustments	353	375	(195)
Allowance for doubtful accounts, end of year	$4,284	$7,630	$6,457

Note 6.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Raw material and subassemblies	$214,164	$210,615
Work-in-progress	43,096	47,400
Finished goods	94,847	114,168
	$352,107	$372,183

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2018	2017
Land	—	$21,595	$22,765
Buildings	30 years	171,406	167,645
Machinery and equipment	3 to 7 years	287,596	275,688
Office equipment and other	3 to 10 years	100,210	104,064
		580,807	570,162
Less accumulated depreciation		(333,400)	(306,166)
		$247,407	$263,996
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $40.6 million, $42.3 million and $37.8 million, respectively.

Note 8.	Goodwill

In August 2017, the Company announced a realignment of its business operations into three reportable operating segments effective as of January 1, 2018. Because of this realignment, the Company reassigned its reported goodwill as of January 1, 2018 to its new reportable segments based on the relative fair value of the respective reporting units at that time. Goodwill was reallocated as follows (in thousands):

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
The carrying value of goodwill and the activity for the two year period ending December 31, 2018 are as follows (in thousands):

Balance, December 31, 2016	$801,406
Goodwill from acquisitions	96,431
Classification as asset held for sale	(13,090)
Currency translation adjustments	25,064
Balance, December 31, 2017	909,811
Goodwill from acquisitions	9,228
Currency translation adjustments	(14,468)
Balance, December 31, 2018	$904,571

During the year ended December 31, 2017, the Company recorded $96.4 million of goodwill primarily in connection with the purchase price allocation associated with Prox Dynamics, AS ("Prox Dynamics"). During the year ended December 31, 2018, the Company recorded $4.7 million and $4.6 million of goodwill primarily in connection with the purchase price allocation associated with Fishing Hot Spots and Fishidy, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Goodwill - (Continued)
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. During the third quarter of 2018, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary.

Note 9.        Intangible Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2018	2017
Product technology	10 years	$117,563	$123,474
Customer relationships	11 years	73,260	73,382
Trademarks and trade name portfolios	12 years	7,220	9,606
Trade name portfolio not subject to amortization	indefinite	32,076	32,076
In-process research and development	3 years	6,272	5,602
Other	7 years	1,638	1,929
Acquired identifiable intangibles		238,029	246,069
Less accumulated amortization		(93,154)	(80,841)
Net acquired identifiable intangibles		144,875	165,228
Patents	7 years	6,086	6,112
Less accumulated amortization		(4,253)	(3,399)
Net patents		1,833	2,713
Acquired in-place leases and other	10 years	446	456
Less accumulated amortization		(309)	(267)
Net acquired in-place leases and other		137	189
		$146,845	$168,130

During the year ended December 31, 2018, the Company recorded $2.2 million and $3.8 million of identified intangibles assets in connection with the purchase price allocation associated with Fishing Hot Spot and Fishidy, respectively. During the year ended December 31, 2017, the Company recorded $31.4 million of identified intangibles assets in connection with the purchase price allocation associated with Prox Dynamics and reclassified $8.4 million to Assets Held for Sale, net on the Consolidated Balance Sheets related to the Company's planned divestiture of the Consumer and SMB Security businesses within the Commercial business unit. During the year ended December 31, 2016, the Company acquired $47.4 million of identifiable intangible assets as part of the acquisitions of Armasight and Point Grey. Refer to Note 19, "Business Acquisitions and Divestitures" for further discussion.
The aggregate amortization expense recorded in 2018, 2017 and 2016 was $24.7 million, $27.5 million and $18.4 million, respectively. For intangible assets recorded at December 31, 2018, the estimated future aggregate amortization expense for the years ending December 31, 2019 through 2023 is approximately (in thousands):

2019	$23,918
2020	22,049
2021	19,588
2022	18,726
2023	15,426

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Credit Agreement
On February 8, 2011, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Credit Agreement provided for a $200 million, five-year revolving line of credit. On April 5, 2013, the Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018 in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rate spreads. The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the revolving line of credit under the Credit Agreement by an additional $200 million until May 31, 2021. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars and other agreed upon currencies. Interest rates under the Credit Agreement are determined based on the type of borrowing. Interest associated with borrowings can be based on the prime lending rate of Bank of America, N.A. or the published Eurocurrency rate (i.e. LIBOR). The borrowings have an applicable margin of 0.125 percent to 2.125 percent depending on the applicable base rate and our consolidated total leverage ratio. Including the respective spreads, the one-month LIBOR interest rate was 3.897 percent per annum and the prime lending rate was 5.875 percent per annum at December 31, 2018. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the Company’s total leverage ratio, which ranges from 0.150 percent to 0.300 percent of unused revolving commitments. At December 31, 2018, the commitment fee rate was 0.175 percent per annum. The Credit Agreement contains two financial covenants that require the maintenance of a total leverage ratio and an interest coverage ratio, with which the Company was in compliance at December 31, 2018. The credit facilities available under the Credit Agreement are unsecured.
On May 31, 2016, the Company drew down $105 million under the revolving credit facility and repaid the term loan originally issued under the credit agreement dated April 5, 2013. During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility. At December 31, 2018, the Company had $10.8 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.

Note 11.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Accrued product warranties, beginning of year	$18,052	$20,845	$16,514
Amounts paid for warranty services	(17,347)	(16,764)	(19,592)
Warranty provisions for products sold	17,888	14,422	22,928
Business acquisition	8	—	1,215
Currency translation adjustments and other	(18)	(451)	(220)
Accrued product warranties, end of year	$18,583	$18,052	$20,845

Current accrued product warranties, end of year	$15,204	$15,024	$17,476
Long-term accrued product warranties, end of year	$3,379	$3,028	$3,369

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2018	2017
Unsecured notes	$425,000	$425,000
Unamortized discounts and issuance costs of unsecured notes	(3,052)	(4,316)
	$421,948	$420,684

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
On April 5, 2013, the Company borrowed $150 million under the term loan facility incorporated in the Credit Agreement. As discussed in Note 10, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, on May 31, 2016, the Company repaid its term loan and drew down $105.0 million under the revolving credit facility. Interest on amounts outstanding under the revolving credit facility accrued at the one-month LIBOR rate plus the applicable margin for the amount outstanding and is paid monthly in arrears. During the year ended December 31, 2017, the Company repaid all amounts outstanding under the revolving credit facility.

Note 13.	Commitments
The Company leases some of its primary facilities under various operating leases that expire in 2019 through 2028. The Company also leases certain operating machinery and equipment and office equipment under operating lease agreements. Total net rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $13.3 million, $13.9 million and $9.0 million, respectively.
The future minimum obligations under all non-cancelable leases and other contractual obligations are as follows (in thousands):

	Net Operating Leases	Other Contractual Obligations
2019	$10,561	$1,528
2020	8,270	—
2021	7,283	—
2022	4,894	—
2023	2,934	—
Thereafter	5,911	—
Total minimum payments	$39,853	$1,528

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Contingencies

Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State Office of Defense Trade Controls Compliance (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, the Company paid $1.0 million of the $15.0 million charge and as of of December 31, 2018, the remaining amount payable of $3.5 million and $10.5 million has been recorded in other current liabilities and pension and other long-term liabilities, respectively. The remaining $14 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.

As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.

In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. DDTC acknowledged the notification and at the request of DDTC, the Company executed a tolling agreement for this matter, suspending the statute of limitations through January 13, 2019. This matter was not resolved pursuant to the Consent Agreement identified above and remains under review.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Contingencies - (Continued)
SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $4.9 million and $12.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $4.9 million in other current liabilities as of December 31, 2018. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

Note 15.	Income Taxes
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
The Company has completed the accounting for the tax effects of the Tax Act, and during the year ended December 31, 2018 recognized a measurement period adjustment resulting in a $9.9 million reduction of tax expense. In addition, the Company reduced by $6.3 million the estimated state and foreign liability for tax due upon distribution of approximately $902.4 million of previously undistributed foreign earnings no longer permanently reinvested as of December 31, 2017.
As of December 31, 2018 and 2017, we have accrued income tax liabilities of $42.9 million and $66.5 million, respectively, related to the transition tax. The decrease in the liability is primarily attributed to transition tax payments of $9.0 million for 2017 and 2018, application by the United States Internal Revenue Service of a $4.7 million overpayment, and a $9.9 million reduction in the initial liability as described above. Of the amounts accrued, none are expected to be due within one year due to the overpayment discussed above. The transition tax will be paid in installments over an eight-year period and will not accrue interest.
Other significant provisions of the Tax Act include: an exemption from United States tax on dividends of future foreign earnings, a deduction related to foreign derived intangible income ("FDII"), limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, an incremental tax (base erosion anti-abuse tax or "BEAT") on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or "GILTI"), which the Company has elected to treat as a period expense.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Income Taxes - (Continued)
In 2016, the Company, in accordance with FASB ASC Topic 740, "Income Taxes," recorded discrete tax charges totaling $39.6 million related to the January 11, 2016 announcement from the European Commission of a decision concluding that certain rules under Belgian tax legislation were deemed to be incompatible with European Union regulations on state aid. As a result of this decision, the European Commission directed the Belgian Government to recover past taxes from certain entities, reflective of disallowed state aid, which impacted one of the Company’s international subsidiaries. The Belgian Government announced they have appealed this decision and filed action for an annulment in the General Court of the European Union, and in July 2016 the Company filed a separate appeal with the General Court of the European Union. On January 10, 2017, the Company received tax assessments from the Belgium government approximating the discrete tax charge recorded during 2016. The Company filed a complaint against the Belgian tax assessments, and on October 23, 2018 the Belgian government canceled $33.1 million of the tax assessments and accrued interest. As a result, the Company reversed a similar amount of previously accrued income tax plus interest associated with the assessments during the three-month period ending December 31, 2018. In addition, the euro equivalent of $35.7 million held in a restricted cash account as of September 30, 2018 became unrestricted during the three-month period ending December 31, 2018. While the Company believes the matter has been effectively settled, an adverse opinion from the European Commission with regards to the cancellation of the tax assessments could be cause for accrual of tax in a future period.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $334.5 million (Swedish kroner 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter.
Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$165,719	$143,924	$124,500
Foreign	141,384	135,141	151,457
	$307,103	$279,065	$275,957

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$17,900	$112,673	$36,771
State	5,980	5,035	5,785
Foreign	(16,008)	19,689	64,109
	7,872	137,397	106,665
Deferred tax expense (benefit):
Federal	1,273	34,857	1,404
State	235	473	267
Foreign	15,298	(885)	995
	16,806	34,445	2,666
Total income tax provision	$24,678	$171,842	$109,331

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Income Taxes - (Continued)
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
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets, non-current	100,620	21,001
Deferred tax liabilities, non-current	(22,927)	(12,496)
Net deferred tax assets	$77,693	$8,505

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued liabilities and allowances	$19,783	$20,425
Tax credit and loss carry-forwards	30,831	30,979
Stock-based compensation	12,461	11,715
Inventory basis differences	10,749	8,555
Deferred revenue	2,900	2,732
Intangible assets	20,882	—
Unremitted earnings of foreign subsidiaries	2,121	—
Other assets	1,156	2,527
Gross deferred tax assets	100,883	76,933
Valuation allowance	(3,196)	(3,392)
Total deferred tax assets, net	97,687	73,541
Deferred tax liabilities:
Intangible assets	—	(29,117)
Property and equipment	(14,070)	(16,499)
Unremitted earnings of foreign subsidiaries	—	(15,100)
Other liabilities	(5,924)	(4,320)
Total deferred tax liabilities	(19,994)	(65,036)
Net deferred tax assets	$77,693	$8,505

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Income Taxes - (Continued)
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
(Decrease) increase in rates resulting from:
State taxes	2.5	1.8	2.3
Difference between statutory rate and foreign effective rate	(0.2)	(10.7)	(11.3)
Foreign, federal and state income tax credits	(1.5)	(2.0)	(1.2)
European Union state aid matter	(10.8)	0.1	14.4
United States transition tax	(3.4)	23.8	—
Tax rate change on deferred items	—	5.1	—
Unremitted earnings of foreign subsidiaries	—	5.4	—
Other	0.4	3.1	0.4
Effective tax rate	8.0%	61.6%	39.6%
The Company's effective tax rate in 2018 was lower than the United States Federal tax rate of 21.0 percent mainly due to recognition of previously unrecognized tax benefits relating to the European Union state aid recovery discussed above, excess tax benefits from stock compensation and a reduction in the accrual for the United States transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items. The Company's effective tax rate in 2017 was higher than the United States federal tax rate of 35 percent mainly due to the Company's estimate of the impact of the Tax Act. Unrecognized tax benefits for intercompany pricing increased in various jurisdictions in 2017, but this was partially offset by excess tax benefits for stock compensation and the mix of lower foreign tax rates. The foreign tax rate differential in 2016 was mainly due to the impact of amortization and lower statutory rates. The European Union state aid recovery in 2016 relates to the European Commission’s decision regarding the three-year agreement in Belgium, discussed above.
At December 31, 2018, the Company had United States tax net operating loss carry-forwards totaling approximately $3.5 million which expire between 2019 and 2031 and are subject to annual limitation under Section 382 of the Internal Revenue Code. In addition, the Company has various state net operating loss carry-forwards totaling approximately $0.9 million which expire between 2023 and 2036. Finally, the Company has various foreign net operating loss carry-forwards totaling approximately $111.7 million, a portion of which expire between 2019 and 2036, and a portion of which have an indefinite carry-forward period.
The tax benefits described above are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities. To the extent that management assesses the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2018, the Company has determined that a valuation allowance against its deferred tax assets of $3.2 million is required, primarily related to certain foreign deductions carried forward and acquired net operating losses. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Income Taxes - (Continued)
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$77,275	$51,851	$14,967
Increases related to current year tax positions	—	17,264	40,840
Increases related to prior year tax positions	2,229	5,022	456
Lapse of statute of limitations	(1,558)	(1,260)	(4,070)
Settlements	(40,514)	(986)	(342)
Change due to currency translation	(4,227)	5,384	—
Balance, end of year	$33,205	$77,275	$51,851
The unrecognized tax benefits at December 31, 2018 relate to the United States, Belgium, United Kingdom, France and various other foreign jurisdictions, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $5.1 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2018, the Company had $6.1 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
The Company files United States federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2015 - 2017
State of California	2014 - 2017
State of Massachusetts	2014 - 2017
State of Oregon	2015 - 2017
Sweden	2012 - 2017
United Kingdom	2014 - 2017
Belgium	2011 - 2017

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Stock-based Compensation
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
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards may be earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2016 may be earned based upon the Company's return on invested capital over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2018 may be earned based upon a combination of the Company's revenue and operating performance over a three year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
Shares issued as a result of stock option exercises and the distribution of vested restricted stock units are new shares.
Information with respect to stock option activity for 2018 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,212	$29.66	5.4
Granted	—	—
Exercised	(959)	29.47
Forfeited	(97)	31.16
Outstanding at December 31, 2018	2,156	$29.67	4.7	$29,903
Exercisable at December 31, 2018	1,970	$29.28	4.4	$28,091
Vested and expected to vest at December 31, 2018	2,147	$29.66	4.7	$29,812

Information with respect to restricted stock unit activity for 2018 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,013	$31.86
Granted	771	52.83
Vested	(812)	31.17
Forfeited	(221)	34.47
Outstanding at December 31, 2018	1,751	$40.77
Included in the restricted stock units outstanding at December 31, 2018 were approximately 216,000 vested restricted stock units that were not distributed.
As of December 31, 2018, there were 7,451,000 shares of common stock reserved for future issuance under the stock incentive plans.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Stock-based Compensation - (Continued)
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
There were 140,000 shares issued at the average purchase price of $39.47 during 2018 and 2,838,000 shares remained available under the ESPP at December 31, 2018 for future issuance. Shares issued for ESPP purchases are new shares.

Note 17.	Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan allows for contributions by the Company. The Company made and expensed matching contributions of $9.8 million, $8.9 million and $8.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Pension Plans
The Company previously offered most of the employees outside the United States participation in a defined benefit pension plan that has been curtailed. In addition, the Company previously provided a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States. As of December 31, 2017, the last remaining SERP participant retired. Consequently, during the year ended December 31, 2018 and 2017, the Company recorded a settlement gain of approximately $0.6 million and an actuarial gain of approximately $1.7 million, respectively, primarily associated with the change in projected benefit obligation associated with the adjusted date of expected retirement and related actuarial compensation estimates for the final SERP participant.
The Company has recorded changes to the minimum pension liability to accumulated other comprehensive earnings (loss) and the estimated benefit to be paid in 2019 has been reported in other current liabilities. The remaining obligations are recorded in pension and other long-term liabilities. The measurement date used for the pension plans is December 31.

Amounts recognized in other comprehensive income (loss) during the years ended December 31, 2018, 2017 and 2016, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net earnings (loss)	$(338)	$1,286	$78
Prior service cost	—	(15)	24
	$(338)	$1,271	$102
Components of accumulated other comprehensive loss related to the Company’s pension plans as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Net loss	$(682)	$(344)
Prior service cost	—	—
	$(682)	$(344)

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
A summary of the components of the net periodic pension expense for the benefit obligation and fund assets of the plans is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$10,149	$11,419
Interest costs	96	386
Actuarial loss (gain)	22	(1,720)
Benefits paid	(6,230)	(310)
Foreign currency changes	(327)	374
Benefit obligation at December 31	$3,710	$10,149
Fair value of plan assets at December 31	$—	$—
Unfunded status at December 31	$3,710	$10,149
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$293	$6,262
Non-current liabilities	$3,417	$3,887

The weighted average assumptions used are as follows:

	Year Ended December 31,
	2018	2017
Net periodic benefit cost:
SERP:
Discount rate	2.75%	4.00%
Rate of increase in compensation levels	n/a	3.00%
Defined benefit pension plan for employees outside the United States:
Discount rate	1.75%	2.00%
Funded status and projected benefit obligation:
SERP:
Discount rate	3.40%	2.75%
Rate of increase in compensation levels	n/a	n/a
Defined benefit pension plan for employees outside the United States:
Discount rate	1.75%	1.75%
For the SERP, the discount rate used is determined using a yield curve and applying the individual spot rates from appropriate maturities to each of the future expected benefit payouts by year to better match the plan's duration. The Company then discounted back to the measurement date to determine the appropriate single level equivalent discount rate. As there are no active participants left in the plan, there was no rate of increase for compensation levels included in the December 31, 2018 and 2017 year-end projected benefit obligations.
For the defined benefit pension plan outside the United States, the discount rate is determined by reference to market yields at the end of the reporting period on high quality corporate bonds with similar maturities matching the duration of the projected benefit obligation.
A pension liability of $1.2 million and $0.8 million as of December 31, 2018 and 2017, respectively, has been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
Benefits expected to be paid under the plans are approximately (in thousands):

2019	$418
2020	412
2021	406
2022	390
2023	386
Five years thereafter	1,266
$3,278
Components of net periodic benefit (income) cost are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Service costs	$—	$—	$—
Interest costs	96	386	397
Net amortization and deferral	63	235	260
Settlement gain	(608)	—	—
Net periodic pension (income) cost	$(449)	$621	$657

Components of net periodic benefit cost expected to be recognized from amounts in accumulated other comprehensive earnings (loss) during the year ending December 31, 2019 is $48,000.

Note 18.        Operating Segments and Related Information
Operating Segments
In August 2017, the Company announced a realignment of its business which resulted in reducing the number of operating segments from six to three effective as of January 1, 2018. The Company's three reportable operating segments are as follows:
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
Government and Defense Business Unit
The Government and Defense business unit develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The segment also develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, CBRNE detectors, nano-class UAS solutions, and services related to these systems.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following tables present revenue, operating income, and assets for the three segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expense, excluding general corporate expenses, acquisition related costs, executive transition costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, costs associated with the SkyWatch product remediation, restructuring charges, and the loss on sale of business. Accounts receivable and inventories for operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures and depreciation for all periods presented below were managed on a Company-wide basis.
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue—External Customers:
Industrial	$717,882	$672,120	$552,580
Government and Defense	663,436	629,147	616,777
Commercial	394,368	499,167	492,810
	$1,775,686	$1,800,434	$1,662,167
Revenue—Intersegments:
Industrial	$19,482	$21,747	$19,874
Government and Defense	11,409	11,283	10,344
Commercial	20,056	14,942	17,277
Eliminations	(50,947)	(47,972)	(47,495)
	$—	$—	$—
Segment operating income:
Industrial	$216,880	$199,903	$156,749
Government and Defense	199,702	179,160	176,749
Commercial	57,399	56,066	52,659
	$473,981	$435,129	$386,157

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated segment operating income	$473,981	$435,129	$386,157
Unallocated corporate expenses	(106,994)	(87,184)	(65,012)
Amortization of purchased intangible assets	(24,524)	(27,391)	(18,266)
Amortization of acquisition-related inventory step-up	—	(1,992)	(3,230)
Restructuring charges	(8,203)	(625)	(1,431)
Loss on sale of business	(13,708)	(23,588)	—
Other charges	(1,946)	(4,388)	(2,500)
Consolidated earnings from operations	318,606	289,961	295,718
Interest and non-operating expense, net	(11,503)	(10,896)	(19,761)
Consolidated earnings before income taxes	$307,103	$279,065	$275,957
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

	December 31,
	2018	2017
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$266,457	$287,439
Government and Defense	307,041	332,044
Commercial	137,560	136,941
	$711,058	$756,424
Goodwill(1):
Industrial	391,603	—
Government and Defense	284,188	—
Commercial	228,780	—
	$904,571	—
Total operating segment assets	$1,615,629	$756,424

Assets not allocated:
Cash, cash equivalents and restricted cash	$512,144	$519,090
Assets held for sale, net	2,032	67,344
Prepaid expenses and other current assets	67,413	44,361
Property and equipment, net	247,407	263,996
Deferred income taxes	100,620	21,001
Goodwill(1)	—	909,811
Intangible assets, net	146,845	168,130
Other assets	$89,152	$59,869
Total assets	$2,781,242	$2,810,026
___________
(1) Due to the realignment of the Company's business operations effective as of January 1, 2018, goodwill as of December 31, 2017 is presented as an asset not allocated to the operating segments in this table. See Note 8. "Goodwill" for additional information and goodwill by operating segments as of January 1, 2018.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2018				2017
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$364,443	$420,032	$150,052	$934,527	$314,910	$379,356	$262,172	$956,438
Europe	130,901	89,725	156,227	376,853	140,265	92,021	143,188	375,474
Asia	159,150	55,160	40,850	255,160	156,201	36,484	34,362	227,047
Middle East/Africa	18,089	85,726	27,240	131,055	18,183	87,633	21,980	127,796
Canada/Latin America	45,299	12,793	19,999	78,091	42,561	33,653	37,465	113,679
	$717,882	$663,436	$394,368	$1,775,686	$672,120	$629,147	$499,167	$1,800,434

Revenue and Long-Lived Assets by Geographic Area
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2018	2017
United States	$720,885	$797,816
Europe	446,704	343,208
Other foreign	220,386	260,782
	$1,387,975	$1,401,806
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States government	$511,094	$466,304	$416,341

Note 19.	Business Acquisitions and Divestitures

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Business Acquisitions and Divestitures - (Continued)
Point Grey Research, Inc. - (Continued)
The allocation of the purchase price for Point Grey is as follows (in thousands):

Cash acquired	$2,994
Other tangible assets and liabilities, net	35,127
Net deferred taxes	(2,438)
Identifiable intangible assets	39,800
Goodwill	183,678
Total purchase price	$259,161

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Business Acquisitions and Divestitures - (Continued)
Prox Dynamics, AS - (Continued)
The allocation of the purchase price for Prox Dynamics is as follows (in thousands):

Cash acquired	$11,706
Other tangible assets and liabilities, net	(900)
Net deferred taxes	(4,250)
Identifiable intangible assets	31,400
Goodwill	96,431
Total purchase price	$134,387
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

Fishing Hot Spots, Inc.
On March 26, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Fishing Hot Spots, Inc., a privately held technology company, for approximately $7.1 million in cash. During the third quarter of 2018, the Company finalized the purchase price allocation and recorded $2.2 million of identified intangible assets and goodwill of $4.7 million in the Commercial business unit.
Fishidy, Inc.
On April 3, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Fishidy, Inc., a privately held startup technology company, for approximately $7.1 million in cash. During the fourth quarter of 2018, the Company finalized the purchase price allocation and recorded $3.8 million of identified intangible assets and goodwill of $4.6 million in the Commercial business unit.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Business Acquisitions and Divestitures - (Continued)
Acyclica, Inc.
On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the first half of 2019. Goodwill and intangibles will be recorded in the Commercial business unit. The preliminary unallocated purchase price of approximately $10.3 million, including an estimate for contingent consideration pursuant to the stock purchase agreement, has been reported in other assets as of December 31, 2018.

SeaPilot AB
On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the first half of 2019. Goodwill and intangibles will be recorded in the Commercial business unit. The preliminary unallocated purchase price of approximately $4.6 million has been reported in other assets as of December 31, 2018.
The business acquisitions listed above are not significant as defined in Regulation S-X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

Divestitures of the Consumer and Small and Medium-Sized Security Businesses
On February 6, 2018 the Company sold the Consumer and Small and Medium-sized ("SMB") Security businesses within the Commercial business unit for total cash consideration of approximately $28.8 million. As a result of this combined sale and subsequent negotiations with the buyer, the Company recognized an incremental pre-tax loss of $13.7 million during 2018. This group of assets was previously classified as held for sale during the fourth quarter of 2017, when the Company recorded an estimated pre-tax loss on net assets held for sale of $23.6 million. This disposal does not qualify as discontinued operations and therefore, its operating results are included in the Company’s continuing operations for all periods presented through the date of the sale.

The carrying amounts of the assets and liabilities that were expected to be included in the sale were classified as held for sale as of December 31, 2017 as follows (in thousands):

Accounts receivable, net	$20,414
Inventories	43,050
Other current assets	1,031
Property and equipment, net	4,888
Intangible assets, net	8,359
Goodwill	13,090
Loss on net assets held for sale	(23,488)
Assets held for sale, net	$67,344

Accounts payable and accrued expenses	$39,544
Liabilities held for sale	$39,544

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Shareholders’ Equity
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 5, 2017. On February 8, 2017, the Company’s Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 8, 2019. During the year ended December 31, 2018, the Company repurchased approximately 5.0 million shares.
During the year ended December 31, 2018, the Company paid dividends quarterly at the rate of $0.16 per share for a total of $88.1 million. During the year ended December 31, 2017, the Company paid dividends quarterly at the rate of $0.15 per share for a total of $82.6 million. During the year ended December 31, 2016, the Company paid dividends quarterly at the rate of $0.12 per share for a total of $65.9 million.

Note 21.	Restructuring Costs
During the years ended December 31, 2018, 2017 and 2016, the Company recorded net pre-tax restructuring expenses totaling $8.2 million, $0.6 million and $1.4 million, respectively. In 2013, the Company initiated a realignment plan that included closing six not-to-scale sites in the United States and Europe and a transfer of those operations to the Company's larger facilities ("the 2013 Realignment Program"). The Company also consolidated its optics and laser manufacturing businesses to better realize the benefits of vertical integration in these areas. The 2013 Realignment Program was concluded in 2018. During the years ended December 31, 2018, 2017 and 2016, the Company also incurred other restructuring charges associated with cost reduction initiatives that were not related to the 2013 Realignment Program.

Note 22.	Subsequent Events
Effective January 11, 2019, a standby letter of credit totaling approximately $245 million (Swedish kroner 2.2 billion) was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant a respite from paying the tax reassessment described in Note 15, "Income Taxes." Outstanding amounts under the L/C Agreement do not reduce the available revolving credit from The Credit Agreement as described in Note 10, "Credit Agreement".
On January 28, 2019, the Company completed its acquisition of 100% of the outstanding stock of Aeryon Labs Inc., a privately held aerospace company, for total cash consideration of approximately $200 million. Aeryon Labs is a leading developer of high-performance UAS for the global military, public safety, and critical infrastructure markets. The final purchase price allocation will be completed in 2019 and will be recorded in the Company's Government and Defense business unit.
On February 7, 2019, the Company's Board of Directors authorized the repurchase of up to 15 million shares of the Company's outstanding common stock. This authorization will expire on February 7, 2021.
On February 7, 2019, the Company's Board of Directors declared a quarterly dividend of $0.17 per share on the Company's common stock, payable on March 8, 2019, to shareholders of record as of the close of business on February 22, 2019. The total cash payment of this dividend will be approximately $23 million.
On February 11, 2019, the Company announced that it has entered into a definitive agreement to acquire Endeavor Robotics Holdings, Inc. ("Endeavor") from Arlington Capital Partners for total cash consideration of approximately $385 million. Endeavor Robotics is a leading developer of battle-tested, tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets. Upon closing of the acquisition, which is expected in the first quarter of 2019, Endeavor will be a part of the Company's Government and Defense business unit.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2	Q3	Q4
2018
Revenue	$439,618	$452,707	$434,898	$448,463
Gross profit	217,914	232,551	222,074	227,779
Net earnings(1)	39,195	71,563	73,151	98,516
Earnings per share:
Basic earnings per share	$0.28	$0.52	$0.53	$0.72
Diluted earnings per share	$0.28	$0.51	$0.52	$0.71

2017
Revenue	$406,814	$434,124	$464,712	$494,784
Gross profit	191,321	206,732	222,891	237,832
Net earnings (loss)(2)	42,571	51,413	63,529	(50,290)
Earnings per share:
Basic earnings (loss) per share	$0.31	$0.38	$0.46	$(0.36)
Diluted earnings (loss) per share	$0.31	$0.37	$0.46	$(0.36)
_______________

(1)
Net earnings for the fourth quarter of 2018 includes $15.0 million for the costs of a regulatory settlement and a discrete tax benefit of $33.1 million for the cancellation of Belgium tax assessments issued as part of the European Commission's decision regarding state aid.

(2)
Net earnings for the fourth quarter of 2017 includes a discrete tax charge of $94.4 million associated with US Tax Cuts and Jobs Act enacted in December 2017 and a loss on net assets held for sale of $23.6 million.

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
FLIR Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FLIR Systems, Inc.’s and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2019

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Corporate Governance and Related Matters,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management” and “Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Appointment of the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are included in Item 8 above.
(a)(2) Financial Statement Schedules
No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.
(a)(3) Exhibits

Number	Description
2.1
Asset Purchase Agreement by and among FLIR Integrated Imaging Solutions, Inc., Point Grey Research Inc., FLIR Systems, Inc. and certain shareholders of Point Grey Research Inc., dated as of October 1, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 7, 2016 (File Number 000-21918)).

2.2
Agreement and Plan of Merger, by and among FLIR Detection, Inc., Echo Robotic Merger Sub, Inc., Endeavor Robotic Holdings, Inc., Arlington Capital Partners III, L.P. and FLIR Systems, Inc., dated as of February 8, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 13, 2019 (File Number 000-21918)).

3.1
Second Restated Articles of Incorporation of FLIR Systems, Inc., as amended through May 12, 2008 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on February 27, 2009 (File Number 000-21918)).

3.2
Fifth Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc. as amended on April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 8, 2013 (File Number 000-21918)).

3.3
Fourth Restated Bylaws of FLIR Systems, Inc., as amended through October 20, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 24, 2016 (File Number 000-21918)).

4.1
Indenture, dated August 19, 2011, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 19, 2011 (File Number 000-21918)).

4.2
First Supplemental Indenture, dated August 19, 2011, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 19, 2011 (File Number 000-21918)).

4.3
Second Supplemental Indenture, dated January 30, 2012, between FLIR Commercial Systems, Inc., FLIR Government Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on February 29, 2012 (File Number 000-21918)).

4.4
Third Supplemental Indenture, dated December 31, 2014, between FLIR Surveillance, Inc. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 27, 2015 (File Number 000-21918)).

4.5
Fourth Supplemental Indenture, dated June 10, 2016, by and between FLIR Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 10, 2016 (File Number 000-21918)).

4.6	Form of 3.125% Note due June 15, 2021 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 10, 2016 (File Number 000-21918)).
10.1
FLIR Systems, Inc. 2002 Stock Incentive Plan, amended October 23, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2013 (File Number 000-21918)).(1)

10.2	FLIR Systems, Inc. 2002 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2005 (File Number 000-21918)).(1)
10.3	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007 (File Number 000-21918)). (1)
10.4	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007 (File Number 000-21918)). (1)

10.5	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 20, 2009 (File Number 000-21918)).(1)
10.6
Amended and Restated FLIR Systems, Inc. Supplemental Executive Retirement Plan, as amended and restated on October 22, 2009 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on February 26, 2010 (File Number 000-21918)).(1)

10.7	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014 (File Number 000-21918)).(1)
10.8
Form of Stock Option Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.9
Form of Stock Option Agreement (Time-Based Vesting - Outside Directors) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.10
Form of Restricted Stock Unit Agreement (Performance-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2012 (File Number 000-21918)). (1)

10.11
Form of Restricted Stock Unit Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.12
Form of Restricted Stock Unit Agreement (Market-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.13	FLIR Systems, Inc. 2012 Executive Bonus Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed on February 27, 2015 (File Number 000-21918)).(1)
10.14
Amended and Restated Credit Agreement by and among FLIR Systems, Inc., the subsidiaries of FLIR Systems Inc. party thereto, Bank of America N.A. and the other lenders party thereto, dated as of May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 3, 2016 (File Number 000-21918)).

10.15
Underwriting Agreement by and among FLIR Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 3, 2016 (File Number 000-21918)).

10.16
Amended and Restated Employment Agreement between FLIR Systems, Inc. and James J. Cannon dated as of April 24, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 25, 2018 (File Number 000-21918)).(1)

10.17
Change of Control Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 23, 2017 (File Number 000-21918)).(1)

10.18
FLIR Systems, Inc. Executive Officer Severance Plan, effective May 1, 2017 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on October 27, 2017 (File Number 000-21918)).(1)

10.19
Offer Letter (the “Offer Letter”) between FLIR Systems, Inc. and Carol P. Lowe dated as of October 16, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2017).(1)

10.20
Change of Control Agreement between FLIR Systems, Inc. and Carol P. Lowe attached to the Offer Letter as Attachment A (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 24, 2017 (File Number 000-21918)).(1)

10.21	Letter of Credit Reimbursement Agreement among FLIR Systems, Inc. and Bank of America, N.A., dated December 24, 2018.
10.22
Separation and Consulting Agreement, dated February 15, 2019, between FLIR Systems, Inc. and Todd M. DuChene (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 19, 2019 (File Number 000-21918)).(1)

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2019.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ CAROL P. LOWE
Carol P. Lowe Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2019.

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