Form 10-Q
period 2019-03-31
FLIR SYSTEMS INC
filed 2019-05-02
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission file number 000-21918
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
As of April 26, 2019, there were 135,421,141 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$444,736	$439,618
Cost of goods sold	211,077	221,704
Gross profit	233,659	217,914
Operating expenses:
Research and development	47,998	44,561
Selling, general and administrative	104,579	107,683
Loss on sale of business	—	10,178
Total operating expenses	152,577	162,422
Earnings from operations	81,082	55,492
Interest expense	5,516	4,052
Interest income	(1,057)	(956)
Other expense (income), net	1,866	(2,219)
Earnings before income taxes	74,757	54,615
Income tax provision	13,009	15,420
Net earnings	$61,748	$39,195

Net earnings per share:
Basic	$0.46	$0.28
Diluted	$0.45	$0.28

Weighted average shares outstanding:
Basic	135,541	138,504
Diluted	137,165	140,994

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net earnings	$61,748	$39,195
Other comprehensive (loss) income, net of tax:
Fair value adjustment on interest rate swap contracts	(807)	—
Foreign currency translation adjustments	(7,440)	13,937
Total other comprehensive (loss) income	(8,247)	13,937
Comprehensive income	$53,501	$53,132

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$284,363	$512,144
Accounts receivable, net	356,693	323,746
Inventories	385,316	352,107
Assets held for sale, net	—	2,032
Prepaid expenses and other current assets	101,074	102,618
Total current assets	1,127,446	1,292,647
Property and equipment, net	253,678	247,407
Deferred income taxes, net	97,705	100,620
Goodwill	903,461	904,571
Intangible assets, net	140,551	146,845
Unallocated assets from acquisitions	575,079	14,210
Other assets	108,389	74,942
Total assets	$3,206,309	$2,781,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,422	$95,496
Deferred revenue	30,238	32,703
Accrued payroll and related liabilities	72,714	81,118
Accrued product warranties	15,747	15,204
Advance payments from customers	25,056	19,691
Accrued expenses	44,220	41,761
Accrued income taxes	5,523	13,855
Other current liabilities	22,277	16,186
Credit facility	100,000	—
Current portion, long-term debt	12,451	—
Total current liabilities	459,648	316,014
Long-term debt	656,891	421,948
Deferred income taxes	19,806	22,927
Accrued income taxes	74,828	76,435
Pension and other long-term liabilities	92,441	67,132
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 135,380 and 135,516 shares issued at March 31, 2019, and December 31, 2018, respectively, and additional paid-in capital	1,354	1,355
Retained earnings	2,058,680	2,024,523
Accumulated other comprehensive loss	(157,339)	(149,092)
Total shareholders’ equity	1,902,695	1,876,786
Total liabilities and shareholders' equity	$3,206,309	$2,781,242

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands, except for per share amounts) (Unaudited)

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2018	$1,355	$2,024,523	$(149,092)	$1,876,786

Opening balance adjustment(1)	—	3,439	—	3,439
Net earnings	—	61,748	—	61,748
Repurchase of common stock	(16,999)	(7,999)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	8,708	—	—	8,708
Stock-based compensation	8,290	—	—	8,290
Dividends paid:
Common stock, $0.17/share	—	(23,031)	—	(23,031)
Other comprehensive loss:
Fair value adjustment on interest rate swap contracts	—	—	(807)	(807)
Foreign currency translation adjustment	—	—	(7,440)	(7,440)
Balance, March 31, 2019	$1,354	$2,058,680	$(157,339)	$1,902,695
_________________________
(1) The Company recorded an immaterial correction which increased both retained earnings and deferred income taxes related to the Company's adoption of Accounting Standards Update 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16") during the year ended December 31, 2018.

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2017	$91,162	$1,856,756	$(113,360)	$1,834,558

Adoption of ASC 606 and ASU 2016-16(2)	—	80,280	—	80,280
Net earnings	—	39,195	—	39,195
Repurchase of common stock	(94,956)	—	—	(94,956)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	3,232	—	—	3,232
Stock-based compensation	5,926	—	—	5,926
Dividends paid:
Common stock, $0.16/share	—	(22,232)	—	(22,232)
Other comprehensive income:
Foreign currency translation adjustment	—	—	13,937	13,937
Balance, March 31, 2018	$5,364	$1,953,999	$(99,423)	$1,859,940
_________________________
(2) The Company adopted Accounting Standards Update 2014-09 "Revenue - Revenue from Contracts with Customers" ("ASU 606") and ASU 2016-16 on January 1, 2018, on a modified retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$61,748	$39,195
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,662	16,446
Stock-based compensation arrangements	8,090	5,931
Deferred income taxes	222	4,574
Other, net	(1,328)	(6,696)
(Decrease) increase in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(25,771)	28,344
Inventories	(17,472)	(8,760)
Prepaid expenses and other current assets	1,944	1,331
Other assets	3,659	(477)
Accounts payable	26,019	(8,150)
Deferred revenue	(4,531)	317
Accrued payroll and other liabilities	(8,057)	(14,760)
Accrued income taxes	(1,722)	(29,435)
Pension and other long-term liabilities	(3,952)	15,316
Net cash provided by operating activities	55,511	43,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(9,140)	(7,099)
Proceeds from sale of assets	2,973	—
Proceeds from sale of business	—	25,920
Business acquisitions, net of cash acquired	(579,556)	(7,070)
Other investments	(5,000)	(9,500)
Net cash (used) provided by investing activities	(590,723)	2,251
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	723,054	—
Repayment of credit facility	(375,000)	—
Repurchase of common stock	(24,998)	(94,956)
Dividends paid	(23,031)	(22,232)
Proceeds from shares issued pursuant to stock-based compensation plans	9,721	3,497
Tax paid for net share exercises and issuance of vested restricted stock units	(1,013)	(265)
Other financing activities	(419)	(11)
Net cash provided (used) by financing activities	308,314	(113,967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(883)	1,588
Net decrease in cash and cash equivalents	(227,781)	(66,952)
Cash and cash equivalents, beginning of year	512,144	519,090
Cash and cash equivalents, end of period	$284,363	$452,138

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
The accompanying consolidated financial statements include the accounts of FLIR Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2019.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, "Leases ("ASC 842"). Effective January 1, 2019, the Company adopted ASC 842 and all the related amendments using the modified retrospective method, using the permitted practical expedients, to those contracts still outstanding as of January 1, 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact was the recognition, on a discounted basis, of right-of-use (ROU) assets totaling approximately $31.9 million and lease liabilities totaling approximately $34.2 million under non-cancelable operating leases as of January 1, 2019 and the related new required disclosures. The standard did not have an impact on the Company's consolidated income statements or consolidated statements of cash flows. For additional disclosures required under the new standard refer to Note 9: "Leases".
FASB ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Effective January 1, 2019, the Company adopted ASU 2017-04. The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment also requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard did not have an impact on the Company's consolidated financial statements.
FASB ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Effective January 1, 2019, the Company adopted ASU 2018-02. The standard allows companies to reclassify stranded tax effects in Accumulated other comprehensive earnings (loss) that have been caused by the Tax Cuts and Jobs Act of 2017 (the Act) to Retained earnings for each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded. However, the FASB made the reclassification optional. As a result, the Company assessed the impact of the ASU on its financial statements and did not exercise the option to reclassify the stranded tax effects caused by the Act.
FASB ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). Effective January 1, 2019, the Company adopted ASU 2018-07. The standard more closely aligns the accounting for employee and nonemployee share-based payments. The standard did not have a material impact on the Company's consolidated financial statements or disclosures.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 1.	Basis of Presentation - (Continued)
Recently Adopted Accounting Pronouncements - (Continued)
FASB ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). Effective January 1, 2019, the Company adopted ASU 2018-15. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The standard did not have a material impact on the Company’s consolidated financial statements.

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
The Company's products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of the Company's products over a specified period of time, generally twelve to twenty-four months, at no cost to its customers. Warranty liabilities are established at the time that revenue is recognized at levels that represent the Company's estimate of the costs that will be incurred to fulfill those warranty requirements.
Provisions for estimated losses on sales or related receivables are recorded when identified. Service revenue is deferred and recognized over the contract period, as is the case for extended warranty contracts, or recognized as services are provided.
See Note 19, "Operating Segments and Related Information - Revenue and Long-Lived Assets by Geographic Area" for information related to the Company’s revenues disaggregated by significant geographical region and operating segment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of March 31, 2019.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of March 31, 2019 and December 31, 2018 were $17.7 million and $10.5 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Revenue - (Continued)
Contract Balances
Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2019 and December 31, 2018, contract liability balances totaled $69.3 million and $66.4 million, respectively. These balances included amounts classified as long-term as of March 31, 2019 and December 31, 2018 and were $14.0 million and $14.0 million, respectively, and are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $20.3 million of revenue recognized during the three month period ended March 31, 2019 was included in the combined opening contract liability balances.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. The Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $123.6 million. The Company expects to recognize revenue on approximately 84 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year. Shares purchased under the 2009 ESPP must be held by employees for a period of at least 18 months after the date of purchase. On April 19, 2019, the Company's shareholders approved the FLIR Systems, Inc. 2019 Employee Stock Purchase Plan ("2019 ESPP"). The final purchase under the 2009 ESPP was on April 30, 2019 and the first offering under the 2019 ESPP commenced on May 1, 2019.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.    Stock-based Compensation - (Continued)
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$847	$695
Research and development	1,708	1,409
Selling, general and administrative	5,535	3,827
Stock-based compensation expense before income taxes	$8,090	$5,931
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	March 31,
	2019	2018
Capitalized in inventory	$1,279	$1,057
As of March 31, 2019, the Company had approximately $45.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of two years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$61,748	$39,195
Denominator for earnings per share:
Weighted average number of common shares outstanding	135,541	138,504
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,624	2,490
Diluted shares outstanding	137,165	140,994
The effect of stock-based compensation awards for three months ended March 31, 2019, which in the aggregate consisted of 58,000 shares have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. There were no shares excluded for the three months ended March 31, 2018.

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.	Fair Value of Financial Instruments - (Continued)
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The Company had $0.7 million and $200.0 million of cash equivalents at March 31, 2019 and December 31, 2018, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of March 31, 2019 and December 31, 2018, and the interest rate swap contract as of March 31, 2019 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Credit Agreement," as of March 31, 2019 approximates the carrying value. The fair value of the Company’s senior unsecured notes as described in Note 14, "Long-Term Debt," is approximately $427.0 million and $418.8 million based upon Level 2 inputs at March 31, 2019 and December 31, 2018, respectively.

Note 6.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other expense (income), net for the three months ended March 31, 2019 and 2018 were a net gain of $0.3 million and a net loss of $4.7 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	March 31,	December 31,
	2019	2018
European euro	$69,805	$61,452
Canadian dollar	23,456	19,685
British pound sterling	9,430	609
Brazilian real	8,112	8,598
Swedish kronor	6,707	3,608
Norwegian kroner	2,097	—
Australian dollar	1,205	1,131
Other	113	813
	$120,925	$95,896
At March 31, 2019, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$730	$1,112	$431	$951

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Interest Rate Swap Contracts
The Company's outstanding debt at March 31, 2019 consists of fixed rate notes and an unsecured credit facility consisting of a revolving loan facility, a U.S. dollar term loan facility and a Swedish kronor term loan facility, all of which accrue interest at a floating rate. As discussed in Note 13, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (i.e. LIBOR). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to certain floating rate debt through a floored amortizing interest rate swap (“floored swap”) in which the Company receives floating rate payments subject to a floor of zero percent and makes fixed rate payments. The impact of the floored swap is to fix the floating rate basis for the calculation of interest on the unsecured Swedish kronor term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the applicable spread then in effect. At March 31, 2019, the effective interest rate on the Swedish kronor term loan which includes the impact of the floored swap was 1.840 percent.

As of March 31, 2019, the following floored swap was outstanding:

Effective Date	Notional Amount (in millions Swedish Kronor)	Fixed Rate	Maturity Date
March 29, 2019	1,390.2	0.59%	March 31, 2024
The floored swap is designated and effective as a cash flow hedge and recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings, except that any gains and losses on ineffectiveness of the floored swap would be recorded as an adjustment to other expense (income), net. The net fair value carrying amount of the Company's floored swap was a loss of $1.1 million, which has been recorded in prepaid expenses and other current assets, other assets, other current liabilities and pension and other long-term liabilities in the Consolidated Balance Sheet as of March 31, 2019.
All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $5.7 million and $4.3 million at March 31, 2019 and December 31, 2018, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw material and subassemblies	$218,651	$214,164
Work-in-progress	52,748	43,096
Finished goods	113,917	94,847
	$385,316	$352,107

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities, and pension and other long-term liabilities on the consolidated balance sheets. The Company does not have any finance leases at March 31, 2019.
Operating lease right-of-use assets (ROU assets) represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of minimum fixed lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include prepaid lease payments made prior to commencement of the lease plus initial capitalized direct costs and exclude tenant improvement allowances. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum fixed lease payments is recognized on a straight-line basis over the lease term.
The Company has elected to apply the short-term lease exemption in accordance with guidance, and therefore, short-term leases (leases with a term of twelve months or less) are not recorded on the balance sheet. The Company has only a small number of leases that qualify for the exemption and the amount of its remaining short-term lease commitments is not significant.
Most of the Company’s operating leases are for buildings, warehouses and office space. These leases have remaining lease terms of approximately one year to ten years.
The components of lease expense was as follows (in thousands):

Three Months Ended March 31, 2019

Operating lease expense	$2,635
Short-term lease expense	246
Variable lease expense	514
Total lease expense	$3,395
Supplemental cash flow information related to operating leases (in thousands):

Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,422
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$300
Supplemental balance sheet information related to operating leases (in thousands):

March 31, 2019
Operating lease right-of-use assets	$30,222
Operating lease liabilities	$33,655
As of March 31, 2019, the weighted average remaining lease term for operating leases was 5.3 years and the weighted average discount rate was 4.03% percent.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Leases - (Continued)
Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Nine months ending December 31, 2019	$6,904
2020	8,300
2021	7,522
2022	4,636
2023	2,619
2024	1,760
Thereafter	5,883
Total lease payments	37,624
Less: imputed interest	(3,969)
Present value of lease liabilities	$33,655
The Company's future minimum lease commitments, net of sub-lease rental income, as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

Net Operating Leases
2019	$10,561
2020	8,270
2021	7,283
2022	4,894
2023	2,934
Thereafter	5,911
Total minimum payments	$39,853

Note 10.        Property and Equipment
Property and equipment are net of accumulated depreciation of $341.0 million and $333.4 million at March 31, 2019 and December 31, 2018, respectively.

Note 11.	Goodwill
The carrying value of goodwill and the activity for the three months ended March 31, 2019 are as follows (in thousands):

Balance, December 31, 2018	$904,571
Currency translation adjustments	(1,110)
Balance, March 31, 2019	$903,461
See Note 19, "Operating Segments and Related Information" of the Notes to the Consolidated Financial Statements for additional information on the carrying value of goodwill by operating segments.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $103.3 million and $97.7 million at March 31, 2019 and December 31, 2018, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Credit Agreement
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto.  The Credit Agreement amended and restated the Company's existing Amended and Restated Credit Agreement, dated as of May 31, 2016 ("Existing Credit Agreement"). The Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.000 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.000 percent per annum. The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, the Company made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Additionally, the Company repaid in full all outstanding amounts, consisting of revolving loans in an aggregate principal amount of $375.0 million, under the Existing Credit Agreement.

Note 14.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Unsecured notes	$425,000	$425,000
Credit Agreement	249,025	—
Unamortized discounts and issuance costs of unsecured notes	(4,683)	(3,052)
	$669,342	$421,948
Current portion, long-term debt	$12,451	$—
Long-term debt	$656,891	$421,948
In June 2016, the Company issued $425.0 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used to repay the principal amount of the notes outstanding in July 2016 and are being used for general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
As discussed in Note 13, "Credit Agreement," of the Notes to the Consolidated Financial Statements above, on March 29, 2019, the Company made an initial borrowing of $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Both term loans amortize at 5.000 percent per annum with the current portion included in current liabilities.

Note 15.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2019	2018
Accrued product warranties, beginning of period	$18,583	$18,052
Amounts paid for warranty services	(2,776)	(3,278)
Warranty provisions for products sold	2,414	3,536
Business acquisition	874	—
Currency translation adjustments and other	(37)	202
Accrued product warranties, end of period	$19,058	$18,512

Current accrued product warranties, end of period	$15,747	$15,319
Long-term accrued product warranties, end of period	$3,311	$3,193

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Shareholders' Equity
On February 7, 2019, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expires in February 2021. During the three months ended March 31, 2019, the Company repurchased 0.5 million shares of the Company's common stock through open market transactions under the under the 2019 authorization. The February 2017 authorization by the Company's Board of Directors expired in February 2019.
On March 8, 2019, the Company paid a dividend of $0.17 per share on its outstanding common stock to the shareholders of record as of the close of business on February 22, 2019. The total cash payments for dividends during the three months ended March 31, 2019 were $23.0 million.

Note 17.	Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, the Company paid $1.0 million of the $15.0 million charge and as of March 31, 2019, the remaining amount payable of $3.5 million and $10.5 million has been recorded in other current liabilities and pension and other long-term liabilities, respectively. The remaining $14.0 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). DDTC and BIS both acknowledged the submissions and, at the request of the agencies, the Company executed tolling agreements for this matter, suspending the statute of limitations through January 13, 2019 for DDTC and May 15, 2019 for DDTC and BIS, respectively. This matter remains under review by DDTC and BIS.
In June 2017, BIS informed the Company of additional export licensing requirements that restrict the Company’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in EAR Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
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
SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $4.9 million and $12.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $4.9 million in other current liabilities as of March 31, 2019. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
Shareholder Derivative Lawsuit
In October 2018, a shareholder filed a derivative lawsuit in the Circuit Court of the State of Oregon for the County of Multnomah under the caption Stein v. Carter, et al., Case No. 18CV46824, against the Company, as a nominal defendant, and certain current and former directors of the Company.  Pointing to the Company’s 2015 settlement with the United States Securities and Exchange Commission of alleged United States Foreign Corrupt Practices Act violations and 2018 settlement with United States Department of State of alleged export control violations, the complaint alleges that the Company’s directors breached their fiduciary duties by failing to ensure that the Company had internal controls in place that would have prevented the alleged underlying misconduct and these settlements.  The complaint also asserts claims for corporate waste and unjust enrichment, and seeks unspecified monetary damages from the individual defendants, injunctive relief, disgorgement of director compensation, and attorneys’ fees and costs.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company.  However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants.
On January 16, 2019, the defendants moved to dismiss the complaint. On March 21, 2019, instead of opposing the defendants' motion, the plaintiff filed an amended complaint. On April 25, 2019, the defendants moved to dismiss the amended complaint. A hearing on the motion to dismiss has been set for July 19, 2019.
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

Note 18.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended March 31,
	2019	2018
Income tax provision	$13,009	$15,420
Effective tax rate	17.4%	28.2%
The effective tax rate for the three months ended March 31, 2019, is lower than the United States Federal tax rate of 21.0 percent mainly due to a reduction in previously non-deductible interest expense and excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Income Taxes - (Continued)
As of March 31, 2019 and December 31, 2018, the Company has accrued income tax liabilities of $42.9 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none are expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2020 through 2024.
As of March 31, 2019, the Company had approximately $20.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $5.1 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2019, the Company had $6.2 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.6 million (Swedish kronor 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter.
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

Note 19.        Operating Segments and Related Information
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

Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue—External Customers:
Industrial	$179,370	$170,658
Government and Defense	173,350	159,331
Commercial	92,016	109,629
	$444,736	$439,618
Revenue—Intersegments:
Industrial	$6,198	$6,332
Government and Defense	1,512	1,528
Commercial	4,433	4,481
Eliminations	(12,143)	(12,341)
	$—	$—
Segment operating income:
Industrial	$56,897	$45,455
Government and Defense	48,267	46,182
Commercial	12,948	14,472
	$118,112	$106,109

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Consolidated segment operating income	$118,112	$106,109
Unallocated corporate expenses	(24,562)	(34,948)
Amortization of purchased intangible assets	(5,928)	(5,987)
Amortization of acquisition-related inventory step-up	(6,477)	—
Loss on sale of business	—	(10,178)
Restructuring and other charges	(63)	496
Consolidated earnings from operations	81,082	55,492
Interest and non-operating expenses, net	(6,325)	(877)
Consolidated earnings before income taxes	$74,757	$54,615
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

	March 31,	December 31,
	2019	2018
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$263,551	$266,457
Government and Defense	359,195	307,041
Commercial	152,722	137,560
	$775,468	$711,058
Goodwill:
Industrial	390,599	391,603
Government and Defense	284,649	284,188
Commercial	228,213	228,780
	$903,461	$904,571
Total operating segment assets	$1,678,929	$1,615,629

Assets not allocated:
Cash and cash equivalents	$284,363	$512,144
Assets held for sale, net	—	2,032
Prepaid expenses and other current assets	67,615	67,413
Property and equipment, net	253,678	247,407
Deferred income taxes	97,705	100,620
Intangible assets, net	140,551	146,845
Unallocated assets from acquisitions	575,079	14,210
Other assets	108,389	74,942
Total assets	$3,206,309	$2,781,242

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31, 2019
	Industrial	Government and Defense	Commercial	Total
United States	$101,211	$109,304	$32,211	$242,726
Europe	31,308	26,596	42,556	100,460
Asia	34,434	17,386	6,959	58,779
Middle East/Africa	3,769	17,407	6,096	27,272
Canada/Latin America	8,648	2,657	4,194	15,499
	$179,370	$173,350	$92,016	$444,736

	Three Months Ended March 31, 2018
	Industrial	Government and Defense	Commercial	Total
United States	$86,296	$95,133	$44,015	$225,444
Europe	35,543	17,203	44,777	97,523
Asia	34,057	18,351	8,965	61,373
Middle East/Africa	3,664	27,184	5,559	36,407
Canada/Latin America	11,098	1,460	6,313	18,871
	$170,658	$159,331	$109,629	$439,618
Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31,	December 31,
	2019	2018
United States	$1,308,819	$720,885
Europe	445,145	446,704
Other foreign	227,194	220,386
	$1,981,158	$1,387,975
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States government	$137,493	$118,955

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 20.	Business Acquisitions and Divestitures
Business Acquisitions
On March 26, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Fishing Hot Spots, a privately held technology company for approximately $7.1 million in cash. During the third quarter of 2018, the Company finalized the purchase price allocation and recorded $2.2 million of identified intangible assets and goodwill of $4.7 million in the Commercial business unit.
On April 3, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Fishidy, Inc., a privately held startup technology company for approximately $7.1 million in cash. During the third quarter of 2018, the Company finalized the purchase price allocation and recorded $3.8 million of identified intangible assets and goodwill of $4.6 million in the Commercial business unit.
On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis for approximately $10.3 million, including an estimate for contingent consideration pursuant to the stock purchase agreement. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the first half of 2019. Goodwill and intangibles will be recorded in the Commercial business unit. The preliminary unallocated purchase price of approximately $9.9 million, including an estimate for contingent consideration pursuant to the stock purchase agreement, has been reported in unallocated assets from acquisitions as of March 31, 2019.
On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company for approximately $4.6 million in cash. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the first half of 2019. Goodwill and intangibles will be recorded in the Commercial business unit. The preliminary unallocated purchase price of approximately $4.3 million has been reported in unallocated assets from acquisitions as of December 31, 2018.
On January 28, 2019, the Company completed its acquisition of 100% of the outstanding stock of Aeryon Labs Inc., a privately held developer of high-performance UAS for the global military, public safety, and critical infrastructure markets for approximately $210.6 million in cash. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the second half of 2019. Goodwill and intangibles will be recorded in the Government and Defense business unit. The preliminary unallocated purchase price of approximately $192.8 million has been reported in unallocated assets from acquisitions as of March 31, 2019.
On March 4, 2019, the Company completed its acquisition of 100% of the outstanding stock of Endeavor Robotics Holdings, Inc. a privately held developer of battle-tested, tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets for approximately $386.8 million in cash. The allocation of the purchase price to identified intangible assets and goodwill is subject to the final determination of the valuation of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets and related taxes. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final assessments of the intangible assets and related taxes are completed during the second half of 2019. Goodwill and intangibles will be recorded in the Government and Defense business unit. The preliminary unallocated purchase price of approximately $368.0 million has been reported in unallocated assets from acquisitions as of March 31, 2019.
The business acquisitions listed above are not significant as defined in Regulation S–X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 20.	Business Acquisitions and Divestitures - (Continued)
Divestitures of the Consumer and Small and Medium-Sized Security Businesses
On February 6, 2018 the Company sold the Consumer and Small and Medium-sized ("SMB") Security businesses within the Commercial business unit for total cash consideration of approximately $28.8 million. As a result of this combined sale, the Company recognized a total pre-tax loss of approximately $37.3 million (approximately $23.6 million in year ended December 31, 2017 and approximately $13.7 million in the year ended December 31, 2018). This disposal did not qualify as discontinued operations and therefore, its operating results were included in the Company’s continuing operations for all periods presented through the date of the sale.

Note 21.	Subsequent Events
On April 18, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock, payable on June 7, 2019, to shareholders of record as of the close of business on May 24, 2019. The total cash payment of this dividend will be approximately $23.0 million.
On May 1, 2019, the Company acquired the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of technologically advanced infrared optical assemblies. The transaction consideration includes an initial $22.0 million cash payment with up to an additional $12.0 million paid over a two-year period, dependent upon achieving certain milestones. The acquisition will be reported within the Company’s Industrial Business Unit, further expanding its vertically integrated manufacturing strategy.

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

Consolidated Operating Results
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be canceled at the customer's discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant amount of order cancellations.
Revenue. Consolidated revenue for the three months ended March 31, 2019, increased by 1.2 percent year over year, from $439.6 million in the first quarter of 2018 to $444.7 million in the first quarter of 2019. Increases in revenues for the three month period in our Industrial and Government and Defense business units were partially offset by declines in the Commercial business unit.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. We currently expect total annual revenue for 2019 to be higher than 2018 revenue, however, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 45.4 percent and 48.7 percent of total revenue for the quarters ended March 31, 2019 and 2018, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2019 were $211.1 million compared to cost of goods sold for the three months ended March 31, 2018 of $221.7 million. The decrease in cost of goods sold for the three month periods is primarily related to the decline in our Commercial business unit, which was largely a result of our divestiture of the Consumer and Small and Medium-sized ("SMB") Security businesses as announced in February 2018.
Gross profit. Gross profit for the quarter ended March 31, 2019, was $233.7 million compared to $217.9 million for the same quarter last year. Gross margin, defined as gross profit divided by revenue, increased from 49.6 percent in the first quarter of 2018 to 52.5 percent in the first quarter of 2019. The increase in gross margin for the three and nine month periods was primarily due to product mix in the Government and Defense business unit and product mix and productivity improvement in the Industrial business unit.

Research and development expenses. Research and development expenses for the first quarter of 2019 totaled $48.0 million, compared to $44.6 million in the first quarter of 2018. Research and development expenses as a percentage of revenue were 10.8 percent for the three months ended March 31, 2019 and 10.1 percent for the three months ended March 31, 2018. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2018, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $104.6 million and $107.7 million for the quarters ended March 31, 2019 and 2018, respectively. The decrease in selling, general, and administrative expenses year over year is primarily attributed to a $15 million regulatory settlement recorded in the first quarter of 2018 partially offset by acquisition related expenses for acquisitions occurring in the first quarter of 2019. Selling, general, and administrative expenses as a percentage of revenue were 23.5 percent and 24.5 percent for the quarters ended March 31, 2019 and 2018, respectively. Over the past five annual periods through December 31, 2018, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.8 percent of revenue, and excluding the impact of the $15.0 million regulatory settlement cost described above, we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Loss on sale of business. During the first quarter of 2018, we recorded an additional pre-tax loss on the sale of our Consumer and SMB Security businesses of $10.2 million. See Note 20, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements for additional information.
Interest expense. Interest expense for the three months ended March 31, 2019, was $5.5 million, compared to $4.1 million for the same period of 2018. Interest expense for the three month period in 2019 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and interest on amounts drawn under our credit facility. Interest expense for the same period in 2018 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes.
Income taxes. Our income tax provision of $13.0 million for the three months ended March 31, 2019, represents an effective tax rate of 17.4 percent. Our income tax provision for the three months ended March 31, 2018 was $15.4 million, which represented an effective tax rate of 28.2 percent. The effective tax rate for the three months ended March 31, 2019 is lower than the United States Federal tax rate of 21 percent mainly due to a reduction in previously non-deductible interest expense and excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
During 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.6 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter.

Segment Operating Results
The Company is currently organized into three reportable segments. The three reportable segments continue to be the Industrial business unit, Government and Defense business unit and the Commercial business unit. See Note 19, “Operating Segments and Related Information,” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues.

Industrial
Industrial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018
Revenue	$179.4	$170.7
Earnings from operations	56.9	45.5
Operating margin	31.7%	26.6%
Backlog, end of period	173	179
Industrial business unit revenue for the quarter ended March 31, 2019 increased by 5.1 percent compared to the same period of 2018. The increase in revenue for the three month period ended March 31, 2019, compared to the same period of 2018, was predominately attributable to strong growth across the cooled cores and UAS product lines partially offset by volume declines in the Integrated Imaging Systems (IIS) business. The increases in earnings from operations and corresponding operating margin for the three month period ended March 31, 2019, compared to the same period of 2018, were predominately attributable to favorable product mix in the OEM cores business and productivity initiatives to improve manufacturing efficiency across all divisions. The decline in backlog during the three months ended March 31, 2019 is primarily attributed to productivity initiatives executed during the period to reduce lead times for customer deliveries of our machine vision and volume hand-held product lines.
Government and Defense
Government and Defense business unit operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018
Revenue	$173.4	$159.3
Earnings from operations	48.3	46.2
Operating margin	27.8%	29.0%
Backlog, end of period	451	357
Government and Defense business unit revenue for the quarter ended March 31, 2019 increased by 8.8 percent compared to the same period of 2018. The increase in both revenue and earnings from operations for the three month period ended March 31, 2019, compared to the same period of 2018, was primarily driven by increased volumes of UAS products and surveillance systems as well as the partial period revenue related to the acquisitions of Aeryon Labs Inc. and Endeavor Robotics Holdings Inc. during the quarter ended March 31, 2019. The decline in operating margin for the three month period ended March 31, 2019, compared to the same period of 2018 is also attributed to the inclusion of the results from these acquisitions. See Note 20, "Business Acquisitions and Divestitures," for further information. The increase in year-over-year backlog is primarily driven by timing of orders and subsequent timing of deployment of major programs in addition to the first quarter of 2019 acquisitions as noted above.
Commercial
Commercial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018
Revenue	$92.0	$109.6
Earnings from operations	12.9	14.5
Operating margin	14.1%	13.2%
Backlog, end of period	48	60

Commercial business unit revenue for the quarter ended March 31, 2019 decreased by 16.1 percent compared to the same period of 2018. The decrease in both revenue and earnings from operations for the three month period ended March 31, 2019 compared to the same period of 2018 was primarily due to the divestiture of our Consumer and SMB Security business during the first quarter of 2018 and volume declines in our Outdoor and Tactical Systems ("OTS") business. The decrease in year over year backlog is primarily attributed to a shift to non-current backlog for certain orders as well as volume declines in the OTS business.

Liquidity and Capital Resources
At March 31, 2019, we had a total of $284.4 million in cash and cash equivalents, $95.2 million of which resided in the United States and $189.2 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2018, of $512.1 million, of which $327.0 million resided in the United States and $185.1 million at our foreign subsidiaries. The decrease in cash and cash equivalents during the three months ended March 31, 2019, was primarily due to cash used for business acquisitions of $579.6 million, common stock repurchases of $25.0 million, dividend payments of $23.0 million, a minority interest investment of $5.0 million and capital expenditures of $9.1 million, partially offset by cash provided from operations of $55.5 million, net proceeds of $348.1 million from our revolving credit facility and long-term debt, and proceeds of $9.7 million from shares issued under our stock compensation plans.
Cash provided by operating activities during the three months ended March 31, 2019 totaled $55.5 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital. The increase of cash provided by operating activities in 2019 over 2018 was due to an increase in net income and working capital improvements.
Cash used by investing activities for the three months ended March 31, 2019 totaled $590.7 million, which consisted primarily of business acquisitions, a minority interest investment and capital expenditures in the ordinary course of business.
Cash provided by financing activities for the three months ended March 31, 2019 totaled $308.3 million, which primarily consisted of cash provided from net proceeds from our revolving credit facility and long-term debt, and proceeds from shares issued under our stock compensation plans, partially offset by repurchases of shares of our common stock and the payment of quarterly dividends.
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Credit Agreement amended and restated the Company's existing Amended and Restated Credit Agreement, dated as of May 31, 2016 ("Existing Credit Agreement"). The Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.000 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.000 percent per annum. The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, we made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Additionally we repaid in full all outstanding amounts, consisting of revolving loans in an aggregate principal amount of $375.0 million, under the Existing Credit Agreement.
We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement fluctuate depending on the type and tenor of the borrowing, with the most common being a Eurocurrency rate loan based on the published Eurocurrency rate (i.e. LIBOR) in which the loan is denominated. Any amounts outstanding under the Credit Agreement bear interest, at our election, at either (A) the rate of interest paid for deposits in the relevant currency (the "Eurocurrency Base Rate") plus an applicable margin between 1.000 percent to 1.375 percent, or (B) the highest of (i) the federal funds rate plus 0.500%, (ii) the prime lending rate of Bank of America, N.A. or (iii) the Eurocurrency Base Rate plus 1.000%, in each case plus an applicable margin between 0.000% and 0.375%, depending on our consolidated total leverage ratio. At March 31, 2019, the borrowing rate on the revolving loan was 3.749 percent per annum, the borrowing rate on the U.S. dollar term loan was 3.851 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.243 percent per annum. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At March 31, 2019, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we were in compliance at March 31, 2019. The credit facilities available under the Credit Agreement are unsecured. The Credit Agreement also contains language providing for the adoption of a LIBOR successor rate consistent with market practice.

To manage the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan, we entered into a floored amortizing interest rate swap with a Swedish kronor notional amount equivalent to $150.0 million. The interest rate swap was designated, and effective, as cash flow hedges.
We had $11.0 million of letters of credit outstanding under the Credit Agreement at March 31, 2019, which reduced the total availability under the revolving commitments under the Credit Agreement.
In June 2016, we issued $425.0 million aggregate principal amount of our 3.125 percent senior unsecured notes due June 15, 2021 (the “Notes”). The net proceeds from the issuance of the Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the Notes were used to repay our 3.750 percent senior unsecured notes that were due September 1, 2016, and are being used for general corporate purposes, which include working capital and capital expenditure needs, business acquisitions, and repurchases of our common stock.
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021. As of March 31, 2019, a total of 0.5 million shares have been repurchased under the February 7, 2019 authorization.
As of March 31, 2019 and December 31, 2018, the Company has accrued income tax liabilities of $42.9 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none are expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2020 through 2024.
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
During 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.6 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter.
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

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Pronouncements
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

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should refer to Management's Discussion and Analysis and the critical accounting policies and its use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 14, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2018. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first three months of 2019.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended March 31, 2019, other than the $100 million borrowed under the revolving credit facility and $250 million borrowed under the term loan facility and related interest under the Credit Agreement, as described above in "Liquidity and Capital Resources."

Contingencies
See Note 17, "Contingencies," of the Notes to the Consolidated Financial Statements for the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2019, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the following:
Interest Rate Risk
The Company’s exposure to changes in market interest rates relates primarily to interest paid on the Company’s floating rate long-term debt. The Company’s floating rate long-term debt consists of amounts borrowed under our revolving loan facility that bears interest at the respective Eurocurrency rate (i.e. LIBOR) plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such long-term debt.
As our risk management objectives include mitigating the risk of changes in cash flows attributable to changes in the designated three-month Eurocurrency rate on the Company’s Swedish kronor term loan, the Company entered into a floored amortizing interest rate swap for the aggregate notional amount borrowed changes in the cash flows of the interest rate swap is expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month Eurocurrency-based interest payments. The net effect of the swap is to convert the floating interest rate basis to a fixed rate of 0.59 percent.
See Note 6, "Derivative Financial Instruments - Interest Rate Swap Contracts," Note 13, "Credit Agreement," and Note 14, "Long-Term Debt," of the Notes to the Consolidated Financial Statements and Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information on the Company's interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated its contracts and properly assessed the impact of the new accounting standard related to leases on the Company's financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 17, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

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

We face risks from Brexit
Brexit has created uncertainty about the future relationship between the U.K. and the EU. A draft withdrawal agreement was published in November 2018 but was rejected by the British Parliament and we are still uncertain about the final agreements they will reach on topics such as financial laws and regulations, tax and free trade agreements, immigration laws, and employment laws. The EU and U.K. have agreed to a further delay to Brexit until October 31, 2019, while the U.K. could leave earlier if a withdrawal agreement is ratified by the British Parliament.
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
Significant tariffs, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations
In July 2018, the Office of the U.S. Trade Representative announced a list of Chinese imports that currently face tariffs of between ten and twenty-five percent. These tariffs currently affect some of the components of our products we import from China, and we may raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. It is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In addition, we may seek to shift some of our manufacturing supply chain to other countries, which could result in disruption to our operations.

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
We may be unable to integrate successfully recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
We have made eleven acquisitions of various sizes in the past five years. The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
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
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.6 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for its income tax exposures.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2019, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
February 1 to February 28, 2019	95,581	$52.31	95,581
March 1 to March 31, 2019	403,088	49.61	403,088
Total	498,669	$50.13	498,669	14,501,331
All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. These repurchases were through open market transactions under the authorization by our Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Description
2.1
Agreement and Plan of Merger, by and among FLIR Detection, Inc., Echo Robotic Merger Sub, Inc., Endeavor Robotic Holdings, Inc., Arlington Capital Partners III, L.P. and FLIR Systems, Inc., dated as of February 8, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 13, 2019 (File Number 000-21918)).

10.1
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, by and among FLIR Systems, Inc., certain subsidiaries of FLIR Systems, Inc., as designated borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as co-syndication agents, Citibank, N.A. and MUFG Union Bank, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2019 (File Number 000-21918)).

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

FLIR SYSTEMS, INC.

Date May 2, 2019	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)