Form 10-Q
period 2019-06-30
FLIR SYSTEMS INC
filed 2019-07-31
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission file number 000-21918
FLIR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Oregon		93-0708501
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

27700 SW Parkway Avenue,		97070
Wilsonville,	Oregon
(Address of principal executive offices)		(Zip Code)
(503) 498-3547
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FLIR	NASDAQ	Global Select Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, there were 135,606,071 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$481,998	$452,707	$926,734	$892,325
Cost of goods sold	248,378	220,156	459,455	441,860
Gross profit	233,620	232,551	467,279	450,465
Operating expenses:
Research and development	53,021	46,429	101,019	90,990
Selling, general and administrative	116,862	97,456	221,441	205,139
Loss on sale of business	—	—	—	10,178
Total operating expenses	169,883	143,885	322,460	306,307
Earnings from operations	63,737	88,666	144,819	144,158
Interest expense	7,272	3,992	12,788	8,044
Interest income	(438)	(656)	(1,495)	(1,612)
Other (income) expense, net	(1,220)	2,377	646	158
Earnings before income taxes	58,123	82,953	132,880	137,568
Income tax provision	12,005	11,390	25,014	26,810
Net earnings	$46,118	$71,563	$107,866	$110,758

Net earnings per share:
Basic	$0.34	$0.52	$0.80	$0.80
Diluted	$0.34	$0.51	$0.79	$0.79

Weighted average shares outstanding:
Basic	135,519	137,749	135,530	138,124
Diluted	137,084	140,149	137,105	140,564

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$46,118	$71,563	$107,866	$110,758
Other comprehensive (loss) income, net of tax:
Fair value adjustment on interest rate swap contracts	(779)	—	(1,586)	—
Amount reclassified to earnings	4	—	4	—
Foreign currency translation adjustments	4,664	(45,541)	(2,776)	(31,604)
Total other comprehensive income (loss)	3,889	(45,541)	(4,358)	(31,604)
Comprehensive income	$50,007	$26,022	$103,508	$79,154

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$268,885	$512,144
Accounts receivable, net	356,991	323,746
Inventories	394,743	352,107
Prepaid expenses and other current assets	110,103	104,650
Total current assets	1,130,722	1,292,647
Property and equipment, net	251,684	247,407
Deferred income taxes, net	98,330	100,620
Goodwill	1,352,198	904,571
Intangible assets, net	273,225	146,845
Other assets	138,527	89,152
Total assets	$3,244,686	$2,781,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,294	$95,496
Deferred revenue	36,601	32,703
Accrued payroll and related liabilities	62,085	81,118
Accrued product warranties	14,478	15,204
Advance payments from customers	23,370	19,691
Accrued expenses	47,492	41,761
Accrued income taxes	—	13,855
Other current liabilities	29,156	16,186
Credit facility	100,000	—
Current portion, long-term debt	12,493	—
Total current liabilities	457,969	316,014
Long-term debt	654,858	421,948
Deferred income taxes	46,940	22,927
Accrued income taxes	75,669	76,435
Pension and other long-term liabilities	97,359	67,132
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 135,597 and 135,516 shares issued at June 30, 2019, and December 31, 2018, respectively, and additional paid-in capital	1,356	1,355
Retained earnings	2,063,985	2,024,523
Accumulated other comprehensive loss	(153,450)	(149,092)
Total shareholders’ equity	1,911,891	1,876,786
Total liabilities and shareholders' equity	$3,244,686	$2,781,242

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the three months ended June 30, 2019:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, March 31, 2019	$1,354	$2,058,680	$(157,339)	$1,902,695

Net earnings	—	46,118	—	46,118
Repurchase of common stock	(7,218)	(17,780)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	(1,704)	—	—	(1,704)
Stock-based compensation	8,924	—	—	8,924
Dividends paid:
Common stock, $0.17/share	—	(23,033)	—	(23,033)
Other comprehensive (loss) earnings:
Fair value adjustment on interest rate swap contracts	—	—	(779)	(779)
Amount reclassified to earnings	—	—	4	4
Foreign currency translation adjustment	—	—	4,664	4,664
Balance, June 30, 2019	$1,356	$2,063,985	$(153,450)	$1,911,891

For the six months ended June 30, 2019:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2018	$1,355	$2,024,523	$(149,092)	$1,876,786

Opening balance adjustment(1)	—	3,439	—	3,439
Net earnings	—	107,866	—	107,866
Repurchase of common stock	(24,217)	(25,779)	—	(49,996)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	7,004	—	—	7,004
Stock-based compensation	17,214	—	—	17,214
Dividends paid:
Common stock, $0.17/share	—	(46,064)	—	(46,064)
Other comprehensive (loss) earnings:
Fair value adjustment on interest rate swap contracts	—	—	(1,586)	(1,586)
Amount reclassified to earnings	—	—	4	4
Foreign currency translation adjustment	—	—	(2,776)	(2,776)
Balance, June 30, 2019	$1,356	$2,063,985	$(153,450)	$1,911,891
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

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the three months ended June 30, 2018:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, March 31, 2018	$5,364	$1,953,999	$(99,423)	$1,859,940

Net earnings	—	71,563	—	71,563
Repurchase of common stock	(5,002)	—	—	(5,002)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,545	—	—	1,545
Stock-based compensation	8,481	—	—	8,481
Dividends paid:
Common stock, $0.16/share	—	(22,098)	—	(22,098)
Other comprehensive income:
Foreign currency translation adjustment	—	—	(45,541)	(45,541)
Balance, June 30, 2018	$10,388	$2,003,464	$(144,964)	$1,868,888

For the six months ended June 30, 2018:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2017	$91,162	$1,856,756	$(113,360)	$1,834,558

Adoption of ASC 606 and ASU 2016-16(1)	—	80,280	—	80,280
Net earnings	—	110,758	—	110,758
Repurchase of common stock	(99,957)	—	—	(99,957)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	4,777	—	—	4,777
Stock-based compensation	14,406	—	—	14,406
Dividends paid:
Common stock, $0.16/share	—	(44,330)	—	(44,330)
Other comprehensive income:
Foreign currency translation adjustment	—		(31,604)	(31,604)
Balance, June 30, 2018	$10,388	$2,003,464	$(144,964)	$1,868,888
_________________________
(1) The Company adopted Accounting Standards Update 2014-09 "Revenue - Revenue from Contracts with Customers" ("ASU 606") and ASU 2016-16 on January 1, 2018, on a modified retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$107,866	$110,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,915	33,055
Stock-based compensation arrangements	17,278	14,400
Deferred income taxes	2,187	3,189
Other, net	(3,620)	(6,844)
(Decrease) increase in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(19,128)	49,623
Inventories	(23,604)	(13,640)
Prepaid expenses and other current assets	(11,487)	1,645
Other assets	3,612	(1,717)
Accounts payable	26,446	(11,093)
Deferred revenue	1,863	2,731
Accrued payroll and other liabilities	(13,273)	(11,123)
Accrued income taxes	(7,885)	(33,078)
Pension and other long-term liabilities	(5,869)	15,438
Net cash provided by operating activities	123,301	153,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(17,781)	(13,435)
Proceeds from sale of assets	2,973	—
Proceeds from sale of business	—	25,920
Business acquisitions, net of cash acquired	(602,456)	(14,195)
Other investments	(5,000)	(9,500)
Net cash (used) provided by investing activities	(622,264)	(11,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	723,054	—
Repayment of credit facility	(378,095)	—
Repurchase of common stock	(49,996)	(99,957)
Dividends paid	(46,064)	(44,330)
Proceeds from shares issued pursuant to stock-based compensation plans	17,350	16,890
Tax paid for net share exercises and issuance of vested restricted stock units	(10,346)	(12,113)
Other financing activities	(522)	(11)
Net cash provided (used) by financing activities	255,381	(139,521)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	323	(13,761)
Net decrease in cash and cash equivalents	(243,259)	(11,148)
Cash and cash equivalents, beginning of year	512,144	519,090
Cash and cash equivalents, end of period	$268,885	$507,942

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
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, "Leases ("ASC 842"). Effective January 1, 2019, the Company adopted ASC 842 and all the related amendments using the modified retrospective method, using the permitted practical expedients, to those contracts still outstanding as of January 1, 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact was the recognition, on a discounted basis, of right-of-use (ROU) assets totaling approximately $31.9 million and lease liabilities totaling approximately $34.2 million under non-cancelable operating leases as of January 1, 2019 and the related new required disclosures. The standard did not have an impact on the Company's consolidated income statements or consolidated statements of cash flows. For additional disclosures required under the new standard, see Note 9, "Leases" of the Notes to the Consolidated Financial Statements.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of June 30, 2019.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of June 30, 2019 and December 31, 2018 were $12.3 million and $10.5 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Revenue - (Continued)
Contract Balances
Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2019 and December 31, 2018, contract liability balances totaled $73.5 million and $66.4 million, respectively. These balances included amounts classified as long-term as of June 30, 2019 and December 31, 2018 and were $13.5 million and $14.0 million, respectively, and are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $35.9 million of revenue recognized during the six month period ended June 30, 2019 was included in the combined opening contract liability balances.

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
As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $144.8 million. The Company expects to recognize revenue on approximately 72 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards were earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2016 were earned based upon the Company's return on invested capital over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2018 and during the quarter ended June 30, 2019 may be earned based upon a combination of the Company's revenue and operating performance over a three year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Stock-based Compensation - (Continued)
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$709	$775	$1,556	$1,470
Research and development	1,951	1,638	3,631	3,047
Selling, general and administrative	6,528	6,056	12,091	9,883
Stock-based compensation expense before income taxes	$9,188	$8,469	$17,278	$14,400

Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	June 30,
	2019	2018
Capitalized in inventory	$1,016	$1,068

As of June 30, 2019, the Company had approximately $75.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately two years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$46,118	$71,563	$107,866	$110,758
Denominator for earnings per share:
Weighted average number of common shares outstanding	135,519	137,749	135,530	138,124
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,565	2,400	1,575	2,440
Diluted shares outstanding	137,084	140,149	137,105	140,564

The effect of stock-based compensation awards for three and six months ended June 30, 2019, which in the aggregate consisted of 52,000 and 192,000 shares, respectively; six months ended June 30, 2018, which in aggregate consisted of 89,000 shares, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. There were no shares excluded for the three months ended June 30, 2018.

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
The Company had $1.3 million and $200.0 million of cash equivalents at June 30, 2019 and December 31, 2018, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of June 30, 2019 and December 31, 2018, and the interest rate swap contract as of June 30, 2019 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Credit Agreement," as of June 30, 2019 approximates the carrying value. The fair value of the Company’s senior unsecured notes as described in Note 14, "Long-Term Debt," is approximately $430.6 million and $418.8 million based upon Level 2 inputs at June 30, 2019 and December 31, 2018, respectively.

Note 6.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities.  Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other (income) expense, net for the three and six months ended June 30, 2019 were net losses of $0.6 million and $0.3 million, respectively. The net losses for the three and six month and 2018 were $4.0 million and $8.6 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	June 30,	December 31,
	2019	2018
European euro	$71,168	$61,452
Canadian dollar	19,441	19,685
British pound sterling	11,570	609
Brazilian real	8,518	8,598
Swedish kronor	5,963	3,608
Norwegian kroner	4,295	—
Australian dollar	1,054	1,131
Other	743	813
	$122,752	$95,896

At June 30, 2019, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Risk - (Continued)
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$1,690	$647	$431	$951

Interest Rate Swap Contracts
The Company's outstanding debt at June 30, 2019 consists of fixed rate notes and an unsecured credit facility consisting of a revolving loan facility, a U.S. dollar term loan facility and a Swedish kronor term loan facility, all of which accrue interest at a floating rate. As discussed in Note 13, "Credit Agreement," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to certain floating rate debt through a floored amortizing interest rate swap (“floored swap”) in which the Company receives floating rate payments subject to a floor of zero percent and makes fixed rate payments. The impact of the floored swap is to fix the floating rate basis for the calculation of interest on the unsecured Swedish kronor term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rates shown below plus the applicable spread then in effect. At June 30, 2019, the effective interest rate on the Swedish kronor term loan which includes the impact of the floored swap was 1.840 percent.
As of June 30, 2019, the following floored swap was outstanding:

Effective Date	Current Notional Amount (in millions Swedish Kronor)	Fixed Rate	Maturity Date
March 29, 2019	1,372.8	0.59%	March 31, 2024

The floored swap is designated and effective as a cash flow hedge with individual swap cash flows recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings, except that any gains and losses on ineffectiveness of the floored swap would be recorded as an adjustment to other expense (income), net. The net fair value carrying amount of the Company's floored swap was an unrealized loss of $2.1 million, which has been recorded in prepaid expenses and other current assets, other current liabilities and pension and other long-term liabilities in the Consolidated Balance Sheet as of June 30, 2019.
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
Accounts receivable are net of an allowance for doubtful accounts of $5.9 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8.	Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw material and subassemblies	$220,526	$214,164
Work-in-progress	50,179	43,096
Finished goods	124,038	94,847
	$394,743	$352,107

Note 9.	Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities, and pension and other long-term liabilities on the consolidated balance sheets. The Company does not have any finance leases at June 30, 2019.
Operating lease right-of-use assets ("ROU assets") represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of minimum fixed lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include prepaid lease payments made prior to commencement of the lease plus initial capitalized direct costs and exclude tenant improvement allowances. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum fixed lease payments is recognized on a straight-line basis over the lease term.
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
The components of lease expense was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease expense	$2,837	$5,472
Short-term lease expense	327	573
Variable lease expense	602	1,116
Total lease expense	$3,766	$7,161
Supplemental cash flow information related to operating leases (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,761	$5,183
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,086	$7,386
Supplemental balance sheet information related to operating leases (in thousands):

June 30, 2019
Operating lease right-of-use assets	$33,527
Operating lease liabilities	$37,091

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Leases - (Continued)
As of June 30, 2019, the weighted average remaining lease term for operating leases was 5.6 years and the weighted average discount rate was 4.03% percent.
Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Six months ending December 31, 2019	$4,964
2020	9,628
2021	8,693
2022	5,671
2023	3,409
2024	2,260
Thereafter	7,518
Total lease payments	42,143
Less: imputed interest	(5,052)
Present value of lease liabilities	$37,091
The Company's future minimum lease commitments, net of sub-lease rental income, as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

Net Operating Leases
2019	$10,561
2020	8,270
2021	7,283
2022	4,894
2023	2,934
Thereafter	5,911
Total minimum payments	$39,853

Note 10.        Property and Equipment
Property and equipment are net of accumulated depreciation of $349.2 million and $333.4 million at June 30, 2019 and December 31, 2018, respectively.

Note 11.	Goodwill
The carrying value of goodwill and the activity for the six months ended June 30, 2019 are as follows (in thousands):

Balance, December 31, 2018	$904,571
Goodwill from acquisitions	447,283
Currency translation adjustments	344
Balance, June 30, 2019	$1,352,198

See Note 19, "Operating Segments and Related Information" for additional information on the carrying value of goodwill by operating segments.
See Note 20, "Business Acquisitions and Divestitures" for additional information on goodwill from acquisitions.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $123.7 million and $97.7 million at June 30, 2019 and December 31, 2018, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Credit Agreement
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Credit Agreement amended and restated the Company's existing Amended and Restated Credit Agreement, dated as of May 31, 2016 ("Existing Credit Agreement"). The Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.0 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.0 percent per annum. The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, the Company made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Additionally, the Company repaid in full all outstanding amounts, consisting of revolving loans in an aggregate principal amount of $375.0 million, under the Existing Credit Agreement.

Note 14.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Unsecured notes	$425,000	$425,000
Credit Agreement	246,735	—
Unamortized discounts and issuance costs of unsecured notes	(4,384)	(3,052)
	$667,351	$421,948
Current portion, long-term debt	$12,493	$—
Long-term debt	$654,858	$421,948
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
As discussed in Note 13, "Credit Agreement," on March 29, 2019, the Company made an initial borrowing of $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Both term loans amortize at 5.0 percent per annum with the current portion included in current liabilities.

Note 15.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accrued product warranties, beginning of period	$19,058	$18,513	$18,583	$18,052
Amounts paid for warranty services	(4,354)	(5,198)	(7,130)	(8,477)
Warranty provisions for products sold	3,793	5,366	6,207	8,902
Business acquisition	25	—	899	—
Currency translation adjustments and other	19	(182)	(18)	22
Accrued product warranties, end of period	$18,541	$18,499	$18,541	$18,499

Current accrued product warranties, end of period			$14,478	$15,148
Long-term accrued product warranties, end of period			$4,063	$3,351

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Shareholders' Equity
On February 7, 2019, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expires in February 2021. During the six months ended June 30, 2019, the Company repurchased 1.0 million shares of the Company's common stock through open market transactions under the 2019 authorization.
On June 7, 2019, the Company paid a dividend of $0.17 per share on its outstanding common stock to the shareholders of record as of the close of business on May 24, 2019. The total cash payments for dividends during the six months ended June 30, 2019 were $46.1 million.

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
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). DDTC and BIS both acknowledged the submissions and, at the request of the agencies, the Company executed tolling agreements for this matter. The DDTC tolling agreement has lapsed; the Company executed a tolling agreement with BIS, suspending the statute of limitations through November 1, 2019. The Company also executed a tolling agreement with the Department of Justice ("DOJ"), suspending the statute of limitations with the DOJ through December 1, 2019. This matter remains under review by DDTC, DOJ, and BIS.
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
SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $5.1 million and $11.7 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $5.1 million in other current liabilities as of June 30, 2019. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
On January 16, 2019, the defendants moved to dismiss the complaint. On March 21, 2019, instead of opposing the defendants' motion, the plaintiff filed an amended complaint. On April 25, 2019, the defendants moved to dismiss the amended complaint. On July 22, 2019, after complete briefing and oral argument, the court granted the defendants’ motion to dismiss the amended complaint without prejudice and with leave to amend. On July 29, 2019, the plaintiff informed the court that the plaintiff would not file a second amended complaint. The court has indicated that it will enter an order of judgment and dismissal without prejudice which is expected in the third quarter of 2019.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax provision	$12,005	$11,390	$25,014	$26,810
Effective tax rate	20.7%	13.7%	18.8%	19.5%

The effective tax rate for the three and six months ended June 30, 2019, is lower than the United States Federal tax rate of 21.0 percent mainly due to a reduction in previously non-deductible interest expense and excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
As of June 30, 2019 and December 31, 2018, the Company has accrued income tax liabilities of $42.9 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none are expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2020 through 2024.
As of June 30, 2019, the Company had approximately $21.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $5.2 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of June 30, 2019, the Company had $6.6 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $323.4 million (Swedish kronor 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue—External Customers:
Industrial	$188,902	$188,421	$368,272	$359,079
Government and Defense	197,509	161,027	370,859	320,358
Commercial	95,587	103,259	187,603	212,888
	$481,998	$452,707	$926,734	$892,325
Revenue—Intersegments:
Industrial	$3,348	$6,164	$9,546	$12,496
Government and Defense	1,436	4,573	2,947	6,101
Commercial	5,784	3,601	10,217	8,081
Eliminations	(10,568)	(14,338)	(22,710)	(26,678)
	$—	$—	$—	$—
Segment operating income:
Industrial	$62,077	$58,096	$118,974	$103,550
Government and Defense	48,970	45,548	97,237	91,730
Commercial	12,980	17,367	25,928	31,839
	$124,027	$121,011	$242,139	$227,119
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated segment operating income	$124,027	$121,011	$242,139	$227,119
Unallocated corporate expenses	(34,672)	(22,488)	(65,711)	(57,435)
Amortization of purchased intangible assets	(21,045)	(6,099)	(26,974)	(12,086)
Amortization of acquisition-related inventory step-up	(899)	—	(899)	—
Loss on sale of business	—	—	—	(10,178)
Restructuring and other charges	(3,674)	(3,758)	(3,736)	(3,262)
Consolidated earnings from operations	63,737	88,666	144,819	144,158
Interest and non-operating expenses, net	(5,614)	(5,713)	(11,939)	(6,590)
Consolidated earnings before income taxes	$58,123	$82,953	$132,880	$137,568
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$273,938	$266,457
Government and Defense	361,580	307,041
Commercial	148,742	137,560
	$784,260	$711,058
Goodwill:
Industrial	391,079	391,603
Government and Defense	725,436	284,188
Commercial	235,683	228,780
	$1,352,198	$904,571
Total operating segment assets	$2,136,458	$1,615,629

Assets not allocated:
Cash and cash equivalents	$268,885	$512,144
Prepaid expenses and other current assets	77,577	69,445
Property and equipment, net	251,684	247,407
Deferred income taxes	98,330	100,620
Intangible assets, net	273,225	146,845
Other assets	138,527	89,152
Total assets	$3,244,686	$2,781,242

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$99,122	$134,216	$35,534	$268,872	$200,332	$243,519	$67,747	$511,598
Europe	32,855	25,000	41,584	99,439	64,163	51,596	84,140	199,899
Asia	43,459	17,548	10,163	71,170	77,893	34,934	17,121	129,948
Middle East/Africa	2,922	18,815	2,864	24,601	6,691	36,222	8,960	51,873
Canada/Latin America	10,544	1,930	5,442	17,916	19,193	4,588	9,635	33,416
	$188,902	$197,509	$95,587	$481,998	$368,272	$370,859	$187,603	$926,734

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$89,259	$102,798	$41,478	$233,535	$175,555	$197,931	$85,493	$458,979
Europe	32,610	18,701	41,678	92,989	68,153	35,903	86,455	190,511
Asia	49,655	13,696	9,339	72,690	83,711	32,049	18,303	134,063
Middle East/Africa	4,873	24,088	6,448	35,409	8,538	51,270	12,008	71,816
Canada/Latin America	12,024	1,744	4,316	18,084	23,122	3,205	10,629	36,956
	$188,421	$161,027	$103,259	$452,707	$359,079	$320,358	$212,888	$892,325
Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30,	December 31,
	2019	2018
United States	$1,154,649	$720,885
Europe	447,438	446,704
Other foreign	413,547	220,386
	$2,015,634	$1,387,975
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States government	$156,161	$120,244	$293,654	$239,199

Note 20.	Business Acquisitions and Divestitures
Business Acquisitions
Acyclica, Inc. On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis for approximately $9.7 million, including an estimate for contingent consideration pursuant to the stock purchase agreement. Based on the Company's preliminary purchase price allocation, the Company recorded $3.9 million of identified intangible assets and $6.0 million of goodwill in the Commercial business unit in the current quarter. The final allocation of the purchase price to identified intangible assets, goodwill, and the related tax attributes is subject to final determination of fair value and is expected to be finalized during the third quarter of 2019.
SeaPilot AB. On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company for approximately $4.6 million in cash. During the current quarter, the Company preliminarily recorded $2.4 million of identified intangible assets and $2.3 million of goodwill in the Commercial business unit. The final allocation of the purchase price to identified intangible assets, goodwill, and the related tax attributes is subject to final determination of fair value and is expected to be finalized during the third quarter of 2019.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 20.	Business Acquisitions and Divestitures - (Continued)
Business Acquisitions - (Continued)
Aeryon Labs Inc. On January 28, 2019, the Company completed its acquisition of 100% of the outstanding stock of Aeryon Labs Inc., a privately held developer of high-performance UAS for the global military, public safety, and critical infrastructure markets for approximately $205.9 million in cash. Based on the Company's preliminary purchase price allocation, the Company recorded $44.3 million of identified intangible assets and $154.7 million of goodwill in the Government and Defense business unit in the current quarter. The final allocation of the purchase price to identified intangible assets, goodwill, and the related tax attributes is subject to final determination of fair value and is expected to be finalized during the fourth quarter of 2019.
The preliminary allocation of the purchase price for Aeryon Labs Inc. is as follows (in thousands):

Cash acquired	$5,145
Other tangible assets and liabilities	6,096
Net deferred taxes	(4,327)
Identified intangible assets	44,292
Goodwill	154,716
Total purchase price	$205,922

Endeavor Robotics Holdings, Inc. On March 4, 2019, the Company completed its acquisition of 100% of the outstanding stock of Endeavor Robotics Holdings, Inc. a privately held developer of tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets for approximately $385.9 million in cash. Based on the Company's preliminary purchase price allocation, the Company recorded $102.7 million of intangible assets and $284.3 million of goodwill in the Government and Defense business unit in the current quarter. The final allocation of the purchase price to identified intangible assets, goodwill, and the related tax attributes is subject to final determination of fair value and is expected to be finalized during the fourth quarter of 2019.
The preliminary allocation of the purchase price for Endeavor Robotics Holdings, Inc. is as follows (in thousands):

Cash acquired	$6,687
Other tangible assets and liabilities	14,916
Net deferred taxes	(22,739)
Identified intangible assets	102,740
Goodwill	284,327
Total purchase price	$385,931

New England Optical Systems, Inc. On May 1, 2019, the Company acquired the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of infrared optical assemblies. The transaction consideration includes an initial $22.0 million cash payment with up to an additional $12.0 million in deferred consideration payable over a two-year period. The final allocation of the purchase price to identified intangible assets, goodwill, and the related tax attributes is subject to final determination of fair value and is expected to be finalized during the fourth quarter of 2019. Goodwill and intangibles will be recorded in the Industrial business unit, further expanding its vertically integrated manufacturing strategy. The preliminary unallocated purchase price of approximately $20.9 million has been reported in other assets as of June 30, 2019.
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
On July 18, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock, payable on September 6, 2019, to shareholders of record as of the close of business on August 23, 2019. The total cash payment of this dividend will be approximately $23.1 million.

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
Revenue. Consolidated revenue for the three months ended June 30, 2019, increased by 6.5 percent year over year, from $452.7 million in the second quarter of 2018 to $482.0 million in the second quarter of 2019. Consolidated revenue for the six months ended June 30, 2019 increased by 3.9 percent year over year, from $892.3 million in the first six months of 2018 to $926.7 million in the first six months of 2019. Increases in revenues for the three month period was primarily driven by increases in our Government and Defense business unit which is partially attributed to the acquisitions of Aeryon Labs Inc. ("Aeryon") and Endeavor Robotics Holdings Inc. ("Endeavor") during the first quarter of 2019 coupled with volume increases of unmanned solutions and surveillance systems. Increases in revenues for the sixth month period were primarily driven by increases in our Government and Defense business unit as noted above, partially offset by declines in our Commercial business unit as a result of the divestiture of the Consumer and Small and Medium-sized ("SMB") Security businesses as announced in February 2018 and volume declines in the Maritime and Outdoor and Tactical Systems ("OTS") businesses.
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
International sales accounted for 44.2 percent and 48.4 percent of total revenue for the quarters ended June 30, 2019 and 2018, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and six months ended June 30, 2019 were $248.4 million and $459.5 million compared to cost of goods sold for the three and six months ended June 30, 2018 of $220.2 million and $441.9 million. The increase in cost of goods sold for the three month period is partially attributed to the acquisitions of Aeryon and Endeavor coupled with volume increases of unmanned solutions and surveillance systems. The increase in cost of goods sold for the six month period is primarily driven by the Government and Defense business unit for the same reasons noted for the three month period, partially offset by declines in our Commercial business unit as a result of the divestiture of the Consumer and SMB Security businesses in the first quarter of 2018 and volume declines in the Maritime and OTS businesses.
Gross profit. Gross profit for the quarter ended June 30, 2019, was $233.6 million compared to $232.6 million for the same quarter last year. Gross profit for the six months ended June 30, 2019 was $467.3 million compared to $450.5 million for the six month period ended June 30, 2018. Gross margin, defined as gross profit divided by revenue, decreased from 51.4 percent in the second quarter of 2018 to 48.5 percent in the second quarter of 2019 and remained flat at 50.4 percent for the six months ended June 30, 2019 compared to 50.5 percent for the six months ended June 30, 2018. The decrease in gross margin for the three month period was primarily due to the change in product mix in our Government and Defense business unit due to the acquisitions as noted above, as well as the increase in amortization of acquired intangible assets recorded during the period.
Research and development expenses. Research and development expenses for the second quarter of 2019 totaled $53.0 million, compared to $46.4 million in the second quarter of 2018. Research and development expenses for the first six months of 2019 were $101.0 million compared to $91.0 million for the first six months of 2018. Research and development expenses as a percentage of revenue were 11.0 percent for the three months ended June 30, 2019 and 10.3 percent for the three months ended June 30, 2018. Research and development expenses as a percentage of revenue for the first six months of 2019 were 10.9 percent and 10.2 percent during the first six months of 2018. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2018, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $116.9 million and $97.5 million for the quarters ended June 30, 2019 and 2018, respectively. Selling, general, and administrative expenses were $221.4 million and $205.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The increases in selling, general, and administrative expenses year over year is primarily attributed to acquisition related expenses for acquisitions occurring in the first half of 2019 and consent agreement related costs. The increase in selling, general and administrative expense during the first six months in 2019 compared to the first six months in 2018 is primarily attributed to acquisition related expenses for acquisitions occurring in the first half of 2019 and consent agreement related costs partially offset by the $15 million regulatory settlement that was recorded in the first quarter of 2018. Selling, general, and administrative expenses as a percentage of revenue were 24.2 percent and 21.5 percent for the quarters ended June 30, 2019 and 2018, respectively. Selling, general, and administrative expenses as a percentage of revenue were 23.9 percent and 23.0 percent for the six month periods ended June 30, 2019 and June 30, 2018, respectively. Over the past five annual periods through December 31, 2018, our annual selling, general and administrative expenses have varied between 19.4 percent and 21.8 percent of revenue, and excluding the impact of the $15.0 million regulatory settlement cost described above, we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Loss on sale of business. During the first quarter of 2018, we recorded an additional pre-tax loss on the sale of our Consumer and SMB Security businesses of $10.2 million. See Note 20, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements for additional information.
Interest expense. Interest expense for the three months ended June 30, 2019, was $7.3 million, compared to $4.0 million for the same period of 2018. Interest expense for the six months ended June 30, 2019 was $12.8 million, compared to $8.0 million for the same period of 2018. Interest expense for the three and six month period in 2019 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and interest on amounts drawn under our credit facility. Interest expense for the same periods in 2018 were primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes.
Income taxes. Our income tax provision of $12.0 million and $25.0 million for the three and six months ended June 30, 2019, respectively, represents an effective tax rate of 20.7 percent and 18.8 percent. Our income tax provision for the three and six months ended June 30, 2018 was $11.4 million and $26.8 million, which represented an effective tax rate of 13.7 percent and 19.5 percent. The effective tax rate for the three and six months ended June 30, 2019 is lower than the United States Federal tax rate of 21 percent mainly due to a reduction in previously non-deductible interest expense and excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
During 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $323.4 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter.

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

Industrial
Industrial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$188.9	$188.4	$368.3	$359.1
Earnings from operations	62.1	58.1	119.0	103.6
Operating margin	32.9%	30.8%	32.3%	28.8%
Backlog, end of period			154	181
Industrial business unit revenue for the quarter ended June 30, 2019 was flat compared to the same period of 2018. Industrial business unit revenue for the six months ended June 30, 2019 increased by 2.6%, compared to the same period of 2018. The increase in revenue for the six month period was predominately attributable to strong growth across the cooled cores product lines partially offset by declines in the Instruments and Integrated Imaging Systems (IIS) businesses. The increases in earnings from operations and corresponding operating margin for the three and six month periods ended June 30, 2019, compared to the same periods of 2018, were predominately attributable to favorable product mix led by the OEM business and productivity initiatives to improve manufacturing efficiency and decrease product costs across all divisions. The decline in backlog as of June 30, 2019 when compared to the backlog at June 30, 2018 is primarily attributed to increased shipments of one large aerospace and defense customer as well as uncooled products in addition to the timing of orders which can fluctuate from period to period depending on customer purchasing timetables.
Government and Defense
Government and Defense business unit operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$197.5	$161.0	$370.9	$320.4
Earnings from operations	49.0	45.5	97.2	91.7
Operating margin	24.8%	28.3%	26.2%	28.6%
Backlog, end of period			471	352
Government and Defense business unit revenue for the quarter ended June 30, 2019 increased by 22.7 percent compared to the same period of 2018. Government and Defense business unit revenue for the six months ended June 30, 2019 increased by 15.8 percent compared to the same period of 2018. The increase in revenue for the three and six month periods ended June 30, 2019, compared to the same periods of 2018, was primarily driven by the Aeryon and Endeavor acquisitions during the first quarter of 2019 and increased volumes of UAS products and surveillance systems. Earnings from operations are only up slightly for the three and six month periods ended June 30, 2019 compared to the same periods of 2018 while operating margins declined for the same periods due to the inclusion of the operating losses from the same acquisitions noted above. See Note 20, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements for further information. The increase in year-over-year backlog is primarily driven by the first quarter of 2019 acquisitions as noted above in addition to the timing of orders and subsequent timing of deployment of major programs.
Commercial
Commercial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$95.6	$103.3	$187.6	$212.9
Earnings from operations	13.0	17.4	25.9	31.8
Operating margin	13.6%	16.8%	13.8%	15.0%
Backlog, end of period			45	64
Commercial business unit revenue for the quarter ended June 30, 2019 decreased by 7.4 percent compared to the same period of 2018. Commercial business unit revenue for the six month period ended June 30, 2019 decreased by 11.9 percent compared to the same period of 2018. The decrease in both revenue and earnings from operations and corresponding operating margin for the three month period ended June 30, 2019 compared to the same period of 2018 is primarily attributed to volume declines in our Maritime and OTS businesses. The decrease in both revenue and earnings from operations and corresponding operating margin for the six month period ended June 30, 2019 compared to the same period of 2018 is also attributed to volume declines in those same businesses as well as the divestiture of our Consumer and SMB Security business during the first quarter of 2018. The decrease in year-over-year backlog is partially attributed to volume declines in the Maritime and OTS businesses. Additionally, there was an international order in current backlog as of June 30, 2018, which was moved to non-current backlog in late 2018 and subsequently canceled.

Liquidity and Capital Resources
At June 30, 2019, we had a total of $268.9 million in cash and cash equivalents, $70.8 million of which resided in the United States and $198.1 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2018, of $512.1 million, of which $327.0 million resided in the United States and $185.1 million at our foreign subsidiaries. The decrease in cash and cash equivalents during the six months ended June 30, 2019, was primarily due to cash used for business acquisitions of $602.5 million, common stock repurchases of $50.0 million, dividend payments of $46.1 million, a minority interest investment of $5.0 million and capital expenditures of $17.8 million, partially offset by cash provided from operations of $123.3 million, net proceeds of $345.0 million from our revolving credit facility and long-term debt, and proceeds of $17.4 million from shares issued under our stock compensation plans.
Cash provided by operating activities during the six months ended June 30, 2019 totaled $123.3 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital. The decrease of cash provided by operating activities in 2019 compared to 2018 was primarily due to changes in working capital balances driven by increases in accounts receivable and accounts payable as well as a decrease in net income in the period.
Cash used by investing activities for the six months ended June 30, 2019 totaled $622.3 million, which consisted primarily of business acquisitions, a minority interest investment and capital expenditures in the ordinary course of business.
Cash provided by financing activities for the six months ended June 30, 2019 totaled $255.4 million, which primarily consisted of cash provided from net proceeds from our revolving credit facility and long-term debt, and proceeds from shares issued under our stock compensation plans, partially offset by repurchases of shares of our common stock and the payment of quarterly dividends.
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
We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement fluctuate depending on the type and tenor of the borrowing, with the most common being a Eurocurrency rate loan based on the published Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. Interest rates under the Credit Agreement are governed based on the type and tenor of the borrowing and includes Eurocurrency rate loans based on the published Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.0 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. At June 30, 2019, the borrowing rate on the revolving loan was 3.652 percent per annum, the borrowing rate on the U.S. dollar term loan was 3.569 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.250 percent per annum. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At June 30, 2019, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we were in compliance at June 30, 2019. The credit facilities available under the Credit Agreement are unsecured. The Credit Agreement also contains language providing for the adoption of a LIBOR successor rate consistent with market practice.
To manage the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan, we entered into a floored amortizing interest rate swap with a Swedish kronor notional amount initially equivalent to $150.0 million. The interest rate swap was designated, and effective, as cash flow hedges.
We had $8.8 million of letters of credit outstanding under the Credit Agreement at June 30, 2019, which reduced the total availability under the revolving commitments under the Credit Agreement.
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
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021. As of June 30, 2019, a total of approximately 1.0 million shares have been repurchased under the February 7, 2019 authorization.
As of June 30, 2019 and December 31, 2018, the Company has accrued income tax liabilities of $42.9 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none are expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2020 through 2024.
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
During 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $323.4 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter.
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

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should refer to Management's Discussion and Analysis and the critical accounting policies and its use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 14, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2018. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first six months of 2019.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended June 30, 2019, other than the $100 million borrowed under the revolving credit facility and $250 million borrowed under the term loan facility and related interest under the Credit Agreement, as described above in "Liquidity and Capital Resources."

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
As of June 30, 2019, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the following:
Interest Rate Risk
The Company’s exposure to changes in market interest rates relates primarily to interest paid on the Company’s floating rate long-term debt. The Company’s floating rate long-term debt consists of amounts borrowed under our revolving loan facility that bears interest at the respective Eurocurrency rate (e.g. LIBOR) plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such long-term debt.
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
It is expected that a number of banks currently reporting information used to set LIBOR will stop doing so after 2021. Such an occurrence could cause LIBOR to stop publication or cause LIBOR to no longer be representative of the underlying market. We believe our exposure to market risk associated with the expected discontinuation of LIBOR is limited because our revolving loan facility and related interest rate swap agreements include provisions for a successor rate.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated its contracts and properly assessed the impact of the new accounting standard related to leases on the Company's financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.

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
On April 24, 2018, we entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of our facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, we recorded a $15 million charge for the portion of the penalty that is not subject to suspension. As of June 30, 2019, the remaining amounts payable of $3.5 million and $7.0 million have been recorded in other current liabilities and pension and other long-term liabilities, respectively. We expect recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.
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
We have indebtedness as a result of the issuance of our 3.125 percent senior unsecured notes (the “Notes”) and borrowings against our unsecured credit facility, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes, and changes in the rate at which we can obtain indebtedness, any of which may limit our operational and financial flexibility
Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately. Our indebtedness may use LIBOR as a benchmark for establishing the interest rate. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform and it is expected that a number of banks currently reporting information used to set LIBOR will stop doing so after 2021. Such an occurrence could cause LIBOR to stop publication or cause LIBOR to no longer be representative of the underlying market. While we believe our exposure to market risk associated with the expected discontinuation of LIBOR is limited because our Notes carry a fixed-rate coupon and our unsecured credit facility agreement includes provisions for a successor rate, the consequences of these developments cannot be entirely predicted. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, it could adversely impact our interest expense, results of operations and cash flows.
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
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $323.4 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for its income tax exposures.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2019, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 to April 30, 2019	—	—	—
May 1 to May 31, 2019	488,445	51.18	488,445
June 1 to June 30, 2019	—	$—	—
Total	488,445	$51.18	488,445	14,012,886
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

FLIR SYSTEMS, INC.

Date July 31, 2019	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)