Form 10-Q
period 2019-09-30
FLIR SYSTEMS INC
filed 2019-10-31
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2019, there were 134,153,070 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$471,248	$434,898	$1,397,982	$1,327,223
Cost of goods sold	241,661	212,824	701,116	654,684
Gross profit	229,587	222,074	696,866	672,539
Operating expenses:
Research and development	50,050	41,997	151,069	132,987
Selling, general and administrative	105,149	91,525	326,590	296,664
Loss on sale of business	—	—	—	10,178
Total operating expenses	155,199	133,522	477,659	439,829
Earnings from operations	74,388	88,552	219,207	232,710
Interest expense	7,582	4,042	20,370	12,086
Interest income	(612)	(979)	(2,107)	(2,591)
Other expense, net	292	71	938	229
Earnings before income taxes	67,126	85,418	200,006	222,986
Income tax provision	5,079	12,267	30,093	39,077
Net earnings	$62,047	$73,151	$169,913	$183,909

Net earnings per share:
Basic	$0.46	$0.53	$1.26	$1.33
Diluted	$0.46	$0.52	$1.24	$1.31

Weighted average shares outstanding:
Basic	134,741	138,190	135,264	138,146
Diluted	136,050	140,327	136,826	140,613

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$62,047	$73,151	$169,913	$183,909
Other comprehensive (loss) income, net of tax:
Fair value adjustment on interest rate swap contracts	(132)	—	(1,718)	—
Amount reclassified to earnings	—	—	4	—
Foreign currency translation adjustments	(19,953)	5,308	(22,729)	(26,296)
Total other comprehensive (loss) income	(20,085)	5,308	(24,443)	(26,296)
Comprehensive income	$41,962	$78,459	$145,470	$157,613

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$295,391	$512,144
Accounts receivable, net	329,552	323,746
Inventories	397,547	352,107
Prepaid expenses and other current assets	94,692	104,650
Total current assets	1,117,182	1,292,647
Property and equipment, net	253,338	247,407
Deferred income taxes, net	101,211	100,620
Goodwill	1,354,795	904,571
Intangible assets, net	262,095	146,845
Other assets	109,259	89,152
Total assets	$3,197,880	$2,781,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,284	$95,496
Deferred revenue	41,631	32,703
Accrued payroll and related liabilities	73,023	81,118
Accrued product warranties	14,371	15,204
Advance payments from customers	30,253	19,691
Accrued expenses	43,406	41,761
Accrued income taxes	—	13,855
Other current liabilities	23,816	16,186
Credit facility	87,500	—
Current portion, long-term debt	12,104	—
Total current liabilities	470,388	316,014
Long-term debt	644,880	421,948
Deferred income taxes	50,700	22,927
Accrued income taxes	62,327	76,435
Pension and other long-term liabilities	99,935	67,132
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 134,148 and 135,516 shares issued at September 30, 2019, and December 31, 2018, respectively, and additional paid-in capital	1,341	1,355
Retained earnings	2,041,844	2,024,523
Accumulated other comprehensive loss	(173,535)	(149,092)
Total shareholders’ equity	1,869,650	1,876,786
Total liabilities and shareholders' equity	$3,197,880	$2,781,242

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the three months ended September 30, 2019:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, June 30, 2019	$1,356	$2,063,985	$(153,450)	$1,911,891

Net earnings	—	62,047	—	62,047
Repurchase of common stock	(13,600)	(61,400)	—	(75,000)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	3,314	—	—	3,314
Stock-based compensation	10,271	—	—	10,271
Dividends paid:
Common stock, $0.17/share	—	(22,788)	—	(22,788)
Other comprehensive loss:
Fair value adjustment on interest rate swap contracts	—	—	(132)	(132)
Foreign currency translation adjustment	—	—	(19,953)	(19,953)
Balance, September 30, 2019	$1,341	$2,041,844	$(173,535)	$1,869,650

For the nine months ended September 30, 2019:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2018	$1,355	$2,024,523	$(149,092)	$1,876,786

Opening balance adjustment(1)	—	3,439	—	3,439
Net earnings	—	169,913	—	169,913
Repurchase of common stock	(37,817)	(87,179)	—	(124,996)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	10,318	—	—	10,318
Stock-based compensation	27,485	—	—	27,485
Dividends paid:
Common stock, $0.17/share	—	(68,852)	—	(68,852)
Other comprehensive (loss) earnings:
Fair value adjustment on interest rate swap contracts	—	—	(1,718)	(1,718)
Amount reclassified to earnings	—	—	4	4
Foreign currency translation adjustment	—	—	(22,729)	(22,729)
Balance, September 30, 2019	$1,341	$2,041,844	$(173,535)	$1,869,650
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

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the three months ended September 30, 2018:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, June 30, 2018	$10,388	$2,003,464	$(144,964)	$1,868,888

Net earnings	—	73,151	—	73,151
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	4,743	—	—	4,743
Stock-based compensation	10,609	—	—	10,609
Dividends paid:
Common stock, $0.16/share	—	(22,121)	—	(22,121)
Other comprehensive income:
Foreign currency translation adjustment	—	—	5,308	5,308
Balance, September 30, 2018	$25,740	$2,054,494	$(139,656)	$1,940,578

For the nine months ended September 30, 2018:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2017	$91,162	$1,856,756	$(113,360)	$1,834,558

Adoption of ASC 606 and ASU 2016-16(1)	—	80,280	—	80,280
Net earnings	—	183,909	—	183,909
Repurchase of common stock	(99,957)	—	—	(99,957)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	9,520	—	—	9,520
Stock-based compensation	25,015	—	—	25,015
Dividends paid:
Common stock, $0.16/share	—	(66,451)	—	(66,451)
Other comprehensive loss:
Foreign currency translation adjustment	—		(26,296)	(26,296)
Balance, September 30, 2018	$25,740	$2,054,494	$(139,656)	$1,940,578
_________________________
(1) The Company adopted Accounting Standards Update 2014-09 "Revenue - Revenue from Contracts with Customers" ("ASU 606") and ASU 2016-16 on January 1, 2018, on a modified retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$169,913	$183,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,037	49,363
Stock-based compensation arrangements	27,371	24,962
Deferred income taxes	(1,197)	1,919
Other, net	39	(4,020)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	5,460	63,266
Inventories	(30,215)	(5,050)
Prepaid expenses and other current assets	43	(2,194)
Other assets	11,474	(1,410)
Accounts payable	38,873	(22,166)
Deferred revenue	7,087	5,856
Accrued payroll and other liabilities	(4,120)	3,231
Accrued income taxes	(19,555)	(35,762)
Pension and other long-term liabilities	(4,385)	13,939
Net cash provided by operating activities	276,825	275,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(32,034)	(20,665)
Proceeds from sale of assets	6,365	—
Proceeds from sale of business	—	25,920
Business acquisitions, net of cash acquired	(601,927)	(22,166)
Other investments	(5,000)	(15,500)
Net cash used by investing activities	(632,596)	(32,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	723,054	—
Repayment of credit facility and long-term debt	(393,634)	—
Repurchase of common stock	(124,996)	(99,957)
Dividends paid	(68,852)	(66,451)
Proceeds from shares issued pursuant to stock-based compensation plans	20,776	24,184
Tax paid for net share exercises and issuance of vested restricted stock units	(10,458)	(14,663)
Other financing activities	(525)	(12)
Net cash provided (used) by financing activities	145,365	(156,899)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,347)	(12,288)
Net (decrease) increase in cash and cash equivalents	(216,753)	74,245
Cash and cash equivalents, beginning of year	512,144	519,090
Cash and cash equivalents, end of period	$295,391	$593,335

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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2019.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of September 30, 2019 and December 31, 2018 were $19.9 million and $10.5 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.	Revenue - (Continued)
Contract Balances
Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2019 and December 31, 2018, contract liability balances totaled $85.6 million and $66.4 million, respectively. These balances included amounts classified as long-term as of September 30, 2019 and December 31, 2018 and were $13.7 million and $14.0 million, respectively, and are included within pension and other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $47.5 million of revenue recognized during the nine month period ended September 30, 2019 was included in the combined opening contract liability balances.

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
As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $135.0 million. The Company expects to recognize revenue on approximately 67 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three year period. Market-based restricted stock unit awards were earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2016 were earned based upon the Company's return on invested capital over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2018 and during the nine months ended September 30, 2019 may be earned based upon a combination of the Company's revenue and operating performance over a three year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Stock-based Compensation - (Continued)
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$769	$843	$2,326	$2,313
Research and development	2,296	1,967	5,981	5,014
Selling, general and administrative	7,028	7,752	19,064	17,635
Stock-based compensation expense before income taxes	$10,093	$10,562	$27,371	$24,962

Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	September 30,
	2019	2018
Capitalized in inventory	$1,194	$1,115

As of September 30, 2019, the Company had approximately $67.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately two years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$62,047	$73,151	$169,913	$183,909
Denominator for earnings per share:
Weighted average number of common shares outstanding	134,741	138,190	135,264	138,146
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,309	2,137	1,562	2,467
Diluted shares outstanding	136,050	140,327	136,826	140,613

The effect of stock-based compensation awards for three and nine months ended September 30, 2019, which in the aggregate consisted of 80,000 and 76,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. There were no shares excluded for the three and nine months ended September 30, 2018.

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
The Company had $31.1 million and $200.0 million of cash equivalents at September 30, 2019 and December 31, 2018, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s foreign currency contracts as of September 30, 2019 and December 31, 2018, and the interest rate swap contract as of September 30, 2019 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Credit Agreement," as of September 30, 2019 approximates the carrying value. The fair value of the Company’s senior unsecured notes as described in Note 14, "Long-Term Debt," is approximately $429.9 million and $418.8 million based upon Level 2 inputs at September 30, 2019 and December 31, 2018, respectively.

Note 6.        Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
The Company enters into foreign currency forward contracts not formally designated as hedges to manage the consolidated exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities. Changes in fair value of foreign currency forward contracts are recognized in income at the end of each reporting period based on the difference between the contract rate and the spot rate. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. The net amount of the gains and losses related to derivative instruments recorded in other expense, net for the three and nine months ended September 30, 2019 were net losses of $2.3 million and $2.6 million, respectively. The net amount of the gains and losses related to derivative instruments recorded in other expense, net for the three and nine months ended September 30, 2018 were a net gain of $1.5 million and a net loss of $7.1 million, respectively.
The table below presents the net notional amounts of the Company’s outstanding foreign currency forward contracts by currency (in thousands):

	September 30,	December 31,
	2019	2018
European euro	$29,167	$61,452
Canadian dollar	27,003	19,685
British pound sterling	14,356	609
Brazilian real	9,048	8,598
Norwegian krone	6,462	255
Swedish krona	5,989	3,608
Australian dollar	676	1,131
Other	592	558
	$93,293	$95,896

At September 30, 2019, the Company’s foreign currency forward contracts, in general, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Foreign Currency Exchange Rate Risk - (Continued)
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$808	$386	$431	$951

Interest Rate Swap Contracts
The Company's outstanding debt at September 30, 2019 consists of fixed rate notes and an unsecured credit facility consisting of a revolving loan facility, a U.S. dollar term loan and a Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 13, "Credit Agreement," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to certain floating rate debt through a floored interest rate swap (“floored swap”) in which the Company receives floating rate payments subject to a floor of zero percent and makes fixed rate payments. The impact of the floored swap is to fix the floating rate basis for the calculation of interest on the unsecured Swedish kronor term loan at the levels indicated in the table below. The effective interest rate paid is equal to the fixed rate shown below plus the applicable spread then in effect. At September 30, 2019, the effective interest rate on the Swedish kronor term loan which includes the impact of the floored swap was 1.840 percent.
As of September 30, 2019, the following floored swap was outstanding:

Effective Date	Current Notional Amount (in millions Swedish Kronor)	Fixed Rate	Maturity Date
March 29, 2019	1,355.4	0.59%	March 31, 2024

The floored swap is designated and effective as a cash flow hedge with individual swap cash flows recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings, except that any gains and losses on ineffectiveness of the floored swap would be recorded as an adjustment to interest expense. The net fair value of the Company's floored swap was an unrealized loss of $2.3 million, which has been recorded in prepaid expenses and other current assets, other current liabilities and pension and other long-term liabilities in the Consolidated Balance Sheet as of September 30, 2019.
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
Accounts receivable are net of an allowance for doubtful accounts of $5.9 million and $4.3 million at September 30, 2019 and December 31, 2018, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8.	Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw material and subassemblies	$226,695	$214,164
Work-in-progress	46,423	43,096
Finished goods	124,429	94,847
	$397,547	$352,107

Note 9.	Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities, and pension and other long-term liabilities on the consolidated balance sheets. The Company does not have any finance leases at September 30, 2019.
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
The components of lease expense was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease expense	$3,239	$8,711
Short-term lease expense	277	850
Variable lease expense	555	1,671
Total lease expense	$4,071	$11,232
Supplemental cash flow information related to operating leases (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,990	$8,173
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,970	$10,356
Supplemental balance sheet information related to operating leases (in thousands):

September 30, 2019
Operating lease right-of-use assets	$36,951
Operating lease liabilities	$40,930

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.	Leases - (Continued)
As of September 30, 2019, the weighted average remaining lease term for operating leases was 5.1 years and the weighted average discount rate was 4.02 percent.
Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$2,984
2020	11,697
2021	10,491
2022	6,942
2023	4,084
2024	2,364
Thereafter	7,466
Total lease payments	46,028
Less: imputed interest	(5,098)
Present value of lease liabilities	$40,930
The Company's future minimum lease commitments, net of sub-lease rental income, as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

Net Operating Leases
2019	$10,561
2020	8,270
2021	7,283
2022	4,894
2023	2,934
Thereafter	5,911
Total minimum payments	$39,853

Note 10.        Property and Equipment
Property and equipment are net of accumulated depreciation of $355.4 million and $333.4 million at September 30, 2019 and December 31, 2018, respectively.

Note 11.	Goodwill
The carrying value of goodwill and the activity for the nine months ended September 30, 2019 are as follows (in thousands):

Balance, December 31, 2018	$904,571
Goodwill from acquisitions	462,970
Currency translation adjustments	(12,746)
Balance, September 30, 2019	$1,354,795

See Note 19, "Operating Segments and Related Information" for additional information on the carrying value of goodwill by operating segments.
See Note 20, "Business Acquisitions and Divestitures" for additional information on goodwill from acquisitions.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $135.5 million and $97.7 million at September 30, 2019 and December 31, 2018, respectively.

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
On January 11, 2019, a standby letter of credit totaling approximately $224.8 million (Swedish kronor 2.2 billion) was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant a respite from paying the tax reassessment described in Note 18, "Income Taxes." Outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement as described above.

Note 14.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Unsecured notes	$425,000	$425,000
Credit Agreement	236,021	—
Unamortized discounts and issuance costs	(4,037)	(3,052)
	$656,984	$421,948
Current portion, long-term debt	$12,104	$—
Long-term debt	$644,880	$421,948
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accrued product warranties, beginning of period	$18,541	$18,499	$18,583	$18,051
Amounts paid for warranty services	(3,853)	(4,332)	(10,983)	(12,809)
Warranty provisions for products sold	4,329	4,971	10,536	13,873
Business acquisition	—	—	899	—
Currency translation adjustments and other	(100)	19	(118)	42
Accrued product warranties, end of period	$18,917	$19,157	$18,917	$19,157

Current accrued product warranties, end of period			$14,371	$15,567
Long-term accrued product warranties, end of period			$4,546	$3,590

Note 16.	Shareholders' Equity
On February 7, 2019, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expires in February 2021. During the nine months ended September 30, 2019, the Company repurchased 2.5 million shares of the Company's common stock through open market transactions under the 2019 authorization. The total cash payments for the repurchase of the Company's common stock during the nine months ended September 30, 2019 were $125.0 million.
On September 6, 2019, the Company paid a dividend of $0.17 per share on its outstanding common stock to the shareholders of record as of the close of business on August 23, 2019. The total cash payments for dividends during the nine months ended September 30, 2019 were $68.9 million.

Note 17.	Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, the Company paid $1.0 million of the $15.0 million charge and as of September 30, 2019, the remaining amount payable of $3.5 million and $7.0 million has been recorded in other current liabilities and pension and other long-term liabilities, respectively. The remaining $10.5 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
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
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). DDTC and BIS both acknowledged the submissions and, at the request of the agencies, the Company executed tolling agreements for this matter. The DDTC tolling agreement has lapsed; the Company executed a tolling agreement with BIS, suspending the statute of limitations through February 3, 2020. The Company also executed a tolling agreement with the Department of Justice ("DOJ"), suspending the statute of limitations with the DOJ through December 1, 2019. This matter remains under review by DDTC, DOJ, and BIS.
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
SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $5.0 million and $11.6 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $5.0 million in other current liabilities as of September 30, 2019. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
On January 16, 2019, the defendants moved to dismiss the complaint. On March 21, 2019, instead of opposing the defendants' motion, the plaintiff filed an amended complaint. On April 25, 2019, the defendants moved to dismiss the amended complaint. On July 22, 2019, after complete briefing and oral argument, the court granted the defendants’ motion to dismiss the amended complaint without prejudice and with leave to amend. On July 29, 2019, the plaintiff informed the court that the plaintiff would not file a second amended complaint. On August 6, 2019, the court entered an order of judgment and dismissal without prejudice.
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

Note 18.	Income Taxes
The provision for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax provision	$5,079	$12,267	$30,093	$39,077
Effective tax rate	7.6%	14.4%	15.0%	17.5%

The effective tax rate for the three and nine months ended September 30, 2019, is lower than the United States Federal tax rate of 21.0 percent mainly due to increased benefit in the US for foreign derived intangible income and research credits, combined with a lower US tax burden on income earned by our foreign subsidiaries and a reduction in unrecognized tax benefits related to transfer pricing and research credits. These amounts were offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
As of September 30, 2019 and December 31, 2018, the Company has accrued income tax liabilities of $42.9 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none are expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2020 through 2024.
As of September 30, 2019, the Company had approximately $13.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $1.5 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of September 30, 2019, the Company had $3.6 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $306.6 million (Swedish kronor 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Income Taxes - (Continued)
During the three-month period ended September 30, 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of the Company's international subsidiaries is in breach of European Union state aid rules. The Company believes all taxes assessed by Belgium have been paid, and has not adjusted unrecognized tax benefits in relation to this matter.
Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2016 - 2017
State of California	2014 - 2017
State of Massachusetts	2014 - 2017
State of Oregon	2015 - 2017
Sweden	2012 - 2017
United Kingdom	2014 - 2017
Belgium	2011 - 2017

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
Operating segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue—External Customers:
Industrial	$176,617	$177,151	$544,889	$536,231
Government and Defense	213,348	171,955	584,207	492,313
Commercial	81,283	85,792	268,886	298,679
	$471,248	$434,898	$1,397,982	$1,327,223
Revenue—Intersegments:
Industrial	$3,818	$3,455	$13,364	$15,950
Government and Defense	959	2,327	3,906	8,428
Commercial	4,355	5,845	14,572	13,926
Eliminations	(9,132)	(11,627)	(31,842)	(38,304)
	$—	$—	$—	$—
Segment operating income:
Industrial	$58,344	$56,046	$177,318	$159,597
Government and Defense	56,298	53,878	153,535	145,608
Commercial	7,569	10,441	33,497	42,280
	$122,211	$120,365	$364,350	$347,485
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated segment operating income	$122,211	$120,365	$364,350	$347,485
Unallocated corporate expenses	(29,532)	(22,427)	(95,244)	(79,865)
Amortization of purchased intangible assets	(15,478)	(5,824)	(42,451)	(17,909)
Impact of acquisition-related inventory step-up	(674)	—	(1,573)	—
Loss on sale of business	—	—	—	(10,178)
Restructuring and other charges	(2,139)	(3,562)	(5,875)	(6,823)
Consolidated earnings from operations	74,388	88,552	219,207	232,710
Interest and non-operating expenses, net	(7,262)	(3,134)	(19,201)	(9,724)
Consolidated earnings before income taxes	$67,126	$85,418	$200,006	$222,986
Unallocated corporate expenses include general corporate expenses, acquisition related costs and executive transition costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$268,217	$266,457
Government and Defense	350,020	307,041
Commercial	139,931	137,560
	$758,168	$711,058
Goodwill:
Industrial	403,225	391,603
Government and Defense	719,082	284,188
Commercial	232,488	228,780
	$1,354,795	$904,571
Total operating segment assets	$2,112,963	$1,615,629

Assets not allocated:
Cash and cash equivalents	$295,391	$512,144
Prepaid expenses and other current assets	63,623	69,445
Property and equipment, net	253,338	247,407
Deferred income taxes	101,211	100,620
Intangible assets, net	262,095	146,845
Other assets	109,259	89,152
Total assets	$3,197,880	$2,781,242

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$94,676	$146,421	$28,819	$269,916	$295,008	$389,940	$96,566	$781,514
Europe	27,989	24,537	33,706	86,232	92,152	76,133	117,846	286,131
Asia	40,133	16,080	10,603	66,816	118,026	51,014	27,724	196,764
Middle East/Africa	3,633	24,571	3,762	31,966	10,324	60,793	12,722	83,839
Canada/Latin America	10,186	1,739	4,393	16,318	29,379	6,327	14,028	49,734
	$176,617	$213,348	$81,283	$471,248	$544,889	$584,207	$268,886	$1,397,982

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$95,896	$114,176	$30,463	$240,535	$271,451	$312,106	$115,957	$699,514
Europe	28,208	25,378	35,024	88,610	96,361	61,281	121,479	279,121
Asia	37,881	14,326	10,343	62,550	121,593	46,373	28,646	196,612
Middle East/Africa	5,015	13,757	6,255	25,027	13,553	65,029	18,262	96,844
Canada/Latin America	10,151	4,318	3,707	18,176	33,273	7,524	14,335	55,132
	$177,151	$171,955	$85,792	$434,898	$536,231	$492,313	$298,679	$1,327,223
Long-lived assets by significant geographic locations are as follows (in thousands):

	September 30,	December 31,
	2019	2018
United States	$1,141,735	$720,885
Europe	426,266	446,704
Other foreign	411,486	220,386
	$1,979,487	$1,387,975
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States government	$165,682	$144,747	$459,336	$383,946

Note 20.	Business Acquisitions and Divestitures
Business Acquisitions
Acyclica, Inc. On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis for approximately $9.7 million, including an estimate for contingent consideration pursuant to the stock purchase agreement. The Company finalized the purchase price allocation during the current quarter which had no change to the previously recorded allocation of $3.9 million of identified intangible assets and revised the allocation of goodwill to $7.0 million in the Commercial business unit.
SeaPilot AB. On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company for approximately $4.6 million in cash. The Company finalized the purchase price allocation during the current quarter which had no change to the previously recorded allocation of $2.4 million of identified intangible assets and revised the allocation of goodwill to $3.0 million in the Commercial business unit.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 20.	Business Acquisitions and Divestitures - (Continued)
Business Acquisitions - (Continued)
Aeryon Labs Inc. On January 28, 2019, the Company completed its acquisition of 100% of the outstanding stock of Aeryon Labs Inc., a privately held developer of high-performance UAS for the global military, public safety, and critical infrastructure markets for approximately $205.9 million in cash. Based on the Company's preliminary purchase price allocation, the Company recorded $44.3 million of identified intangible assets and $154.7 million of goodwill in the Government and Defense business unit during the quarter ended June 30, 2019. The final allocation of the purchase price to identified intangible assets, goodwill and related tax attributes is subject to final determination of fair value and is expected to be finalized during the fourth quarter of 2019.
The preliminary allocation of the purchase price for Aeryon Labs Inc. is as follows (in thousands):

Cash acquired	$5,145
Other tangible assets and liabilities	6,096
Net deferred taxes	(4,327)
Identified intangible assets	44,292
Goodwill	154,716
Total purchase price	$205,922

Endeavor Robotics Holdings, Inc. On March 4, 2019, the Company completed its acquisition of 100% of the outstanding stock of Endeavor Robotics Holdings, Inc. a privately held developer of tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets for approximately $385.9 million in cash. Based on the Company's preliminary purchase price allocation, the Company recorded $102.7 million of intangible assets and $284.3 million of goodwill in the Government and Defense business unit during the quarter ended June 30, 2019. The final allocation of the purchase price to identified intangible assets, goodwill and related tax attributes is subject to final determination of fair value and is expected to be finalized during the fourth quarter of 2019.
The preliminary allocation of the purchase price for Endeavor Robotics Holdings, Inc. is as follows (in thousands):

Cash acquired	$6,687
Other tangible assets and liabilities	14,916
Net deferred taxes	(22,739)
Identified intangible assets	102,740
Goodwill	284,327
Total purchase price	$385,931

New England Optical Systems, Inc. On May 1, 2019, the Company acquired the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of infrared optical assemblies. The transaction consideration includes a $22.2 million cash payment with up to an additional $12.0 million in deferred compensation payable over a two-year period. Based on the Company's preliminary purchase price allocation, the Company recorded $6.4 million of identified intangible assets and $14.0 million of goodwill in the Industrial business unit in the current quarter. The final allocation of the purchase price to identified intangible assets, goodwill and related tax attributes is subject to final determination of fair value and is expected to be finalized during the fourth quarter of 2019.
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
On October 17, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock, payable on December 6, 2019, to shareholders of record as of the close of business on November 26, 2019. The total cash payment of this dividend will be approximately $22.8 million.

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

Consolidated Operating Results
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be delayed or canceled at the customer's discretion.
Revenue. Consolidated revenue for the three months ended September 30, 2019, increased by 8.4 percent year over year, from $434.9 million in the third quarter of 2018 to $471.2 million in the third quarter of 2019. Consolidated revenue for the nine months ended September 30, 2019 increased by 5.3 percent year over year, from $1,327.2 million in the first nine months of 2018 to $1,398.0 million in the first nine months of 2019. Increases in revenues for the three month period was primarily driven by increases in our Government and Defense business unit which is partially attributed to the acquisitions of Aeryon Labs Inc. ("Aeryon") and Endeavor Robotics Holdings Inc. ("Endeavor") during the first quarter of 2019 coupled with volume increases of unmanned solutions and surveillance systems. Increases in revenues for the nine month period were primarily driven by increases in our Government and Defense business unit as noted above, partially offset by declines in our Commercial business unit as a result of the divestiture of the Consumer and Small and Medium-sized ("SMB") Security businesses as announced in February 2018 and volume declines in the Maritime and Outdoor and Tactical Systems ("OTS") businesses.
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
International sales accounted for 42.7 percent and 44.7 percent of total revenue for the quarters ended September 30, 2019 and 2018, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three and nine months ended September 30, 2019 were $241.7 million and $701.1 million, respectively, compared to cost of goods sold for the three and nine months ended September 30, 2018 of $212.8 million and $654.7 million, respectively. The increase in cost of goods sold for the three month period is partially attributed to the acquisitions of Aeryon and Endeavor coupled with volume increases of unmanned solutions and surveillance systems. The increase in cost of goods sold for the nine month period is primarily driven by the Government and Defense business unit for the same reasons noted for the three month period, partially offset by declines in our Commercial business unit as a result of the divestiture of the Consumer and SMB Security businesses in the first quarter of 2018 and volume declines in the Maritime and OTS businesses.
Gross profit. Gross profit for the three months ended September 30, 2019, was $229.6 million compared to $222.1 million for the three months ended September 30, 2018. Gross profit for the nine months ended September 30, 2019 was $696.9 million compared to $672.5 million for the nine month period ended September 30, 2018. Gross margin, defined as gross profit divided by revenue, decreased from 51.1 percent in the third quarter of 2018 to 48.7 percent in the third quarter of 2019 and was relatively flat at 49.8 percent for the nine months ended September 30, 2019 compared to 50.7 percent for the nine months ended September 30, 2018. The decrease in gross margin for the three month period was primarily due to the change in product mix in our Government and Defense business unit due to the acquisitions as noted above, as well as the increase in amortization of acquired intangible assets recorded during the period.
Research and development expenses. Research and development expenses for the third quarter of 2019 totaled $50.1 million, compared to $42.0 million in the third quarter of 2018. Research and development expenses for the first nine months of 2019 were $151.1 million compared to $133.0 million for the first nine months of 2018. Research and development expenses as a percentage of revenue were 10.6 percent for the three months ended September 30, 2019 and 9.7 percent for the three months ended September 30, 2018. Research and development expenses as a percentage of revenue for the first nine months of 2019 were 10.8 percent and 10.0 percent during the first nine months of 2018. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2018, our annual research and development expenses have varied between 8.5 percent and 9.9 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $105.1 million and $91.5 million for the three months ended September 30, 2019 and 2018, respectively. Selling, general, and administrative expenses were $326.6 million and $296.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The increases in selling, general, and administrative expenses for the three and nine months in 2019 compared to same periods in 2018 are primarily attributed to acquisition related expenses for acquisitions occurring in the first half of 2019 and consent agreement related costs. In addition, the increases in selling, general and administrative expenses during the nine month period in 2019 compared to the nine month period in 2018 were partially offset by the $15 million regulatory settlement that was recorded in the first quarter of 2018 and did not repeat in 2019. Selling, general, and administrative expenses as a percentage of revenue were 22.3 percent and 21.0 percent for the three months ended September 30, 2019 and 2018, respectively. Selling, general, and administrative expenses as a percentage of revenue were 23.4 percent and 22.4 percent for the nine month periods ended September 30, 2019 and September 30, 2018, respectively.
Loss on sale of business. During the first quarter of 2018, we recorded an additional pre-tax loss on the sale of our Consumer and SMB Security businesses of $10.2 million. See Note 20, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements for additional information.
Interest expense. Interest expense for the three months ended September 30, 2019, was $7.6 million, compared to $4.0 million for the same period of 2018. Interest expense for the nine months ended September 30, 2019 was $20.4 million, compared to $12.1 million for the same period of 2018. Interest expense for the three and nine month period in 2019 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and interest on amounts drawn under our credit facility. Interest expense for the same periods in 2018 were primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes.
Income taxes. Our income tax provision of $5.1 million and $30.1 million for the three and nine months ended September 30, 2019, respectively, represents an effective tax rate of 7.6 percent and 15.0 percent. Our income tax provision for the three and nine months ended September 30, 2018 was $12.3 million and $39.1 million, which represented an effective tax rate of 14.4 percent and 17.5 percent. The effective tax rate for the three and nine months ended September 30, 2019 is lower than the United States Federal tax rate of 21 percent mainly due to increased benefit in the U.S. for foreign derived intangible income and research credits, combined with a lower U.S. tax burden on income earned by our foreign subsidiaries and a reduction in unrecognized tax benefits related to transfer pricing and research credits. These amounts were offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
During 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $306.6 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter.
During the three-month period ended September 30, 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe we have paid all taxes assessed by Belgium, and have not adjusted unrecognized tax benefits in relation to this matter.

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

Industrial
Industrial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$176.6	$177.2	$544.9	$536.2
Earnings from operations	58.3	56.0	177.3	159.6
Operating margin	33.0%	31.6%	32.5%	29.8%
Backlog, end of period			171	156
Industrial business unit revenue for the three months ended September 30, 2019 was flat compared to the same period of 2018. Industrial business unit revenue for the nine months ended September 30, 2019 increased by 1.6 percent, compared to the same period of 2018. The increase in revenue for the nine month period was predominately attributable to strong growth across the cooled cores product lines partially offset by declines in the Instruments and Integrated Imaging Systems (IIS) businesses. The increases in earnings from operations and corresponding operating margin for the three and nine month periods ended September 30, 2019, compared to the same periods of 2018, were predominately attributable to favorable product mix led by the OEM business and productivity initiatives to improve manufacturing efficiency and decrease product costs across all divisions. The increase in backlog as of September 30, 2019 when compared to the backlog at September 30, 2018 is primarily attributed to a substantial award from a large aerospace and defense customer.
Government and Defense
Government and Defense business unit operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$213.3	$172.0	$584.2	$492.3
Earnings from operations	56.3	53.9	153.5	145.6
Operating margin	26.4%	31.3%	26.3%	29.6%
Backlog, end of period			447	371
Government and Defense business unit revenue for the three months ended September 30, 2019 increased by 24.1 percent compared to the same period of 2018. Government and Defense business unit revenue for the nine months ended September 30, 2019 increased by 18.7 percent compared to the same period of 2018. Earnings from operations increased 4.5 percent for the three months ended September 30, 2019 compared to same period in 2018 and increased 5.4 percent for the nine month period ended

September 30, 2019 compared to same period in 2018 while operating margins declined for the same periods. The increase in revenue and earnings from operations for the three and nine month periods ended September 30, 2019, compared to the same periods of 2018, was primarily driven by the Aeryon and Endeavor acquisitions during the first quarter of 2019 and increased volumes of UAS products and surveillance systems. Operating margins declined for the three and nine month periods ended September 30, 2019, compared to same periods of 2018, due to the inclusion of the operating losses from the same acquisitions noted above. The increase in year-over-year backlog is primarily driven by the first quarter of 2019 acquisitions as noted above in addition to the timing of orders and subsequent timing of deployment of major programs.
Commercial
Commercial business unit operating results are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$81.3	$85.8	$268.9	$298.7
Earnings from operations	7.6	10.4	33.5	42.3
Operating margin	9.3%	12.2%	12.5%	14.2%
Backlog, end of period			50	64
Commercial business unit revenue for the three months ended September 30, 2019 decreased by 5.3 percent compared to the same period of 2018. Commercial business unit revenue for the nine month period ended September 30, 2019 decreased by 10.0 percent compared to the same period of 2018. Earnings from operations for the three months ended September 30, 2019 decreased by 27.5 percent compared to the same period for 2018 and decreased by 20.8 percent for the nine month period ended September 30, 2019 compared to the same period of 2018. The decrease in both revenue and earnings from operations and corresponding operating margin for the three month period ended September 30, 2019 compared to the same period of 2018 is primarily attributed to volume declines in our Maritime and OTS businesses. The decrease in both revenue and earnings from operations and corresponding operating margin for the nine month period ended September 30, 2019 compared to the same period of 2018 is also attributed to volume declines in those same businesses as well as the divestiture of our Consumer and SMB Security business during the first quarter of 2018. The decrease in year-over-year backlog is partially attributed to volume declines in the Maritime and OTS businesses. Additionally, there was an international order in current backlog as of September 30, 2018, which was moved to non-current backlog in late 2018 and subsequently canceled.

Liquidity and Capital Resources
At September 30, 2019, we had a total of $295.4 million in cash and cash equivalents, $93.6 million of which resided in the United States and $201.8 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2018, of $512.1 million, of which $327.0 million resided in the United States and $185.1 million at our foreign subsidiaries. The decrease in cash and cash equivalents during the nine months ended September 30, 2019, was primarily due to cash used for business acquisitions of $601.9 million, common stock repurchases of $125.0 million, dividend payments of $68.9 million, and capital expenditures of $32.0 million, partially offset by cash provided from operations of $276.8 million, net proceeds of $329.4 million from our revolving credit facility and long-term debt, and proceeds of $20.8 million from shares issued under our stock compensation plans.
Cash provided by operating activities during the nine months ended September 30, 2019 totaled $276.8 million, which primarily consisted of net earnings, adjusted for depreciation and amortization, stock-based compensation, other non-cash items and changes in working capital. The increase of cash provided by operating activities in 2019 compared to 2018 was primarily due to changes in working capital balances driven by an increase in accounts payable, partially offset by a decrease in inventories.
Cash used by investing activities for the nine months ended September 30, 2019 totaled $632.6 million, which consisted primarily of business acquisitions, a minority interest investment and capital expenditures in the ordinary course of business.
Cash provided by financing activities for the nine months ended September 30, 2019 totaled $145.4 million, which primarily consisted of cash provided from net proceeds from our revolving credit facility and long-term debt, and net proceeds from shares issued under our stock compensation plans, partially offset by repurchases of shares of our common stock and the payment of quarterly dividends.

On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Credit Agreement amended and restated the Company's existing Amended and Restated Credit Agreement, dated as of May 31, 2016 ("Existing Credit Agreement"). The Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.000 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.000 percent per annum. The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, we made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Additionally, we repaid in full all outstanding amounts, consisting of revolving loans in an aggregate principal amount of $375.0 million, under the Existing Credit Agreement.
We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined from the type and tenor of the borrowing and includes loans based on the published term Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.0 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. At September 30, 2019, the borrowing rate on the revolving loan was 3.294 percent per annum, the borrowing rate on the U.S. dollar term loan was 3.354 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.250 percent per annum. The Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At September 30, 2019, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we were in compliance at September 30, 2019. The facilities available under the Credit Agreement are unsecured. The Credit Agreement also contains language providing for the adoption of a LIBOR successor rate consistent with market practice. We are engaged in regular dialogue with our lenders and derivatives counterparties to keep apprised of the proposed successor rates in each of the jurisdictions in which we may have a need to execute a financial transaction. Although progress has been made by the various working groups, we believe it is too early to accurately assess any financial impact of the LIBOR benchmark reform.
To manage the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan facility, we entered into a floored interest rate swap with a Swedish kronor notional amount initially equivalent to $150.0 million. The interest rate swap was designated, and effective, as a cash flow hedge.
We had $9.3 million of letters of credit outstanding under the Credit Agreement at September 30, 2019, which reduced the total availability under the revolving commitments under the Credit Agreement.
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
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021. As of September 30, 2019, a total of approximately 2.5 million shares have been repurchased under the February 7, 2019 authorization.
As of September 30, 2019 and December 31, 2018, the Company has accrued income tax liabilities of $42.9 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none are expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2020 through 2024.
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

During 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $306.6 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter.
On January 11, 2019, a standby letter of credit totaling approximately $224.8 million (Swedish kronor 2.2 billion) was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the STA in order to grant a respite from paying the tax reassessment described above. Outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement as described above and in Note 13, "Credit Agreement."
We believe that our existing cash combined with the cash we anticipate generating from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the next twelve months. In addition to the acquisitions and divestiture disclosed elsewhere, we have evaluated and expect to continue to evaluate possible transactions. Such transactions may be material and involve cash, our securities or the assumption of additional indebtedness.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments ("ASU 2016-13" or "Topic 326"), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. Subsequently, the FASB has issued several amendments to the new standard to clarify the implementation. ASU 2016-13 and all related amendments are effective for interim and annual reporting periods beginning after December 15, 2019 using a modified-retrospective approach. Early adoption is permitted. The Company plans to adopt the standard as of January 1, 2020 and is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not anticipate a material impact to the consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" ("ASU 2018-18"). The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when one participant is a customer, and specifies that a distinct good or service is the unit of account for evaluating whether the transaction is with a customer. The standard also provides some guidance on presentation of transactions not in the scope of ASC 606. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as long as a company has already adopted the guidance in ASC 606. The Company plans to adopt the standard as of January 1, 2020 and is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not anticipate a material impact to the consolidated financial statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should refer to Management's Discussion and Analysis and the critical accounting policies and its use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 14, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2018. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first nine months of 2019.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the quarter ended September 30, 2019. As described above in "Liquidity and Capital Resources," the Company borrowed $100 million under the revolving credit facility and $250 million under the term loan facility in conjunction with the closing of the Credit Agreement on March 29, 2019.

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
As of September 30, 2019, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the following:
Interest Rate Risk
The Company’s exposure to changes in market interest rates relates primarily to interest paid on the Company’s outstanding floating rate debt. The Company’s outstanding floating rate debt consists of amounts borrowed under our revolving loan facility as well as outstanding term loans. These borrowings bear interest at the respective Eurocurrency rate (e.g. LIBOR) plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such outstanding debt.
As our risk management objectives include mitigating the risk of changes in cash flows attributable to changes in the designated three-month Eurocurrency rate on the Company’s Swedish kronor term loan, the Company entered into a floored interest rate swap for the aggregate notional amount borrowed changes in the cash flows of the interest rate swap is expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month Eurocurrency-based interest payments. The net effect of the swap is to convert the floating interest rate basis to a fixed rate of 0.59 percent.
It is expected that a number of banks currently reporting information used to set LIBOR will stop doing so after 2021. Such an occurrence could cause LIBOR to stop publication or cause LIBOR to no longer be representative of the underlying market. We are engaged in regular dialogue with our lenders and derivatives counterparties to keep apprised of the proposed successor rates in each of the jurisdictions in which we may have a need to execute a financial transaction. Although progress has been made by the various working groups, we believe it is too early to accurately assess an impact of the LIBOR benchmark reform.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated its contracts and properly assessed the impact of the new accounting standard related to leases on the Company's financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.

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
On April 24, 2018, we entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of our facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, we recorded a $15 million charge for the portion of the penalty that is not subject to suspension. As of September 30, 2019, the remaining amounts payable of $3.5 million and $7.0 million have been recorded in other current liabilities and pension and other long-term liabilities, respectively. We expect recent and future investments in remedial compliance measures will be sufficient to cover the $15 million suspension amount.
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

We face risks from Brexit
Brexit has created uncertainty about the future relationship between the U.K. and the EU. A draft withdrawal agreement was published in November 2018 but was rejected by the British Parliament and we are still uncertain about the final agreements they will reach on topics such as financial laws and regulations, tax and free trade agreements, immigration laws, and employment laws. On October 28, 2019, the EU approved the U.K.’s request for an extension to January 31, 2020. However, given the multiple Brexit deadline extensions to date, it is unclear if and when withdrawal will take place.
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
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $306.6 million (Swedish kronor 3.0 billion). We believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plan to defend our positions with the STA and through the Swedish court system, as necessary. Consequently, no adjustment to our unrecognized tax benefits has been recorded in relation to this matter. We believe that our recorded tax liabilities are adequate in the aggregate for its income tax exposures.
As well, during the period ended September 30, 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European

Union state aid rules. We believe we have paid all taxes assessed by Belgium, yet an adverse opinion from the European Commission regarding the applicability of state aid rules could be cause for accrual of tax in a future period.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2019, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 to July 31, 2019	147,908	$50.71	147,908
August 1 to August 31, 2019	1,413,415	47.76	1,413,415
September 1 to September 30, 2019	—	—	—
Total	1,561,323	$48.04	1,561,323	12,451,563
All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. These repurchases were through open market transactions under the authorization by our Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Description

10.1	Form of Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-k filed on October 22, 2019 (File Number 000-21918)).
10.2	Form of Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-k filed on October 22, 2019 (File Number 000-21918)).
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date October 31, 2019	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)