Form 10-K
period 2019-12-31
FLIR SYSTEMS INC
filed 2020-02-27
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-21918
_________________________________________________________________
FLIR Systems, Inc.
(Exact name of registrant as specified in its charter)

Oregon		93-0708501
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

27700 SW Parkway Avenue,		97070
Wilsonville,	Oregon
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (503) 498-3547
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	FLIR	NASDAQ	Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐
As of June 30, 2019, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $7,286,034,534.
As of February 25, 2020, there were 134,455,332 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2020 Annual Meeting of Shareholders.

FLIR Systems, Inc.
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” section in Part I, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry, economic and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If the Company updates or corrects one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS
GENERAL
FLIR Systems, Inc. (“FLIR,” the “Company,” “we,” “us,” or “our”) is a world leader in developing technologies that enhance perception and awareness. We design, develop, market, and distribute solutions that detect people, objects and substances that may not be perceived by human senses and improve the way people interact with the world around them. We bring these innovative technologies into daily life in ways that help save lives and livelihoods. FLIR technologies include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions.
Founded in 1978 as an Oregon corporation, FLIR is a pioneer in advanced sensors and integrated sensor systems that enable the gathering, measurement, and analysis of critical information through a wide variety of applications in industrial, government, and commercial markets worldwide. We offer the broadest range of infrared, also known as thermal, imaging solutions in the world, with products that range from professional-use thermal camera smartphone accessories to highly advanced aircraft-mounted imaging systems for military and search and rescue applications, with products in between serving a multitude of markets, customers, and applications. As the cost of thermal imaging technology has declined, our opportunities to increase the adoption of thermal technology and create new markets for the technology have expanded. In order to better serve the customers in these markets, we have augmented our thermal product offerings with complementary sensing technologies, such as visible imaging, radar, laser, sonar, chemical sensing, and environmental sensing technologies.
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and enhancing advanced driver-assistance systems ("ADAS") and autonomous driving solutions, as well as a variety of other uses of thermal and other sensing technologies.
Our business model and range of solutions allow FLIR to sell products to various end markets, including industrial, original equipment manufacturing ("OEM"), military, homeland security, enterprise, infrastructure, and environmental. We sell off-the-shelf products in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs. Because we aggregate product demand and production across these markets, we can generate significant volume; this volume drives down cost, which then increases demand, enabling a virtuous cycle of lower prices and higher unit volumes. Our manufacturing and supply processes are vertically integrated, minimizing lead times, facilitating prompt delivery, controlling costs and ensuring that components satisfy our high quality standards.
We have evolved our product suite over time, expanding our reach into markets that are adjacent to thermal imaging, with the intent of expanding the adoption and channel development for thermal imaging technology. Examples of this evolution include our entrance into the visible-image security and surveillance market, the industrial machine vision market, and the traffic monitoring and signal control market. We intend to maintain this evolution as we continue to lower the cost of advanced sensing products. As the cost to own thermal technology continues to decline, the application of these sensors is expanding beyond imaging to areas such as data acquisition where thermal sensors can provide important data that can be used for a wide variety of applications.
We believe that the FLIR brand is known for quality, innovation and trust and that customers are drawn to us for products and solutions that are effective, innovative, easy to use, and sold at competitive market prices. We intend to: continue to reduce the cost of thermal technology through higher volumes and new product and process improvements; innovate new applications and form-factors for our technology based on customer feedback; improve the customer experience through improved user-interface, ease-of-use, and software; increase customer loyalty and trust by providing world-class product warranties and support; and improve operational processes to realign resources to be nimble in response to customers’ needs and market trends.
Industrial: The Industrial business unit develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The Industrial business unit also develops and manufactures devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications, imaging payloads for Unmanned Aerial Systems ("UAS"), ADAS, autonomous emergency braking ("AED"), machine vision cameras, people counting and tracking, and thermal imaging solutions for use by consumers in the smartphone and mobile devices markets. Products include thermal imaging cameras, gas detection cameras, firefighting cameras, process automation cameras, and environmental test and measurement devices. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, heating, ventilation, air conditioning, and refrigeration ("HVAC/R"), firefighting, safety and health, and a variety of other sectors. Revenue from the Industrial business unit was $737.7 million in 2019, which represented approximately 39.1 percent of consolidated revenue.
Government and Defense: The Government and Defense business unit provides enhanced sensing and decision support solutions to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The Government and Defense business unit also develops and manufactures sensors, instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. The Government and Defense business unit, through its recent acquisition of Aeryon Labs and Endeavor Robotics, as well as its operations in Norway, produces advanced multi-mission unmanned air and unmanned ground systems. The Government and Defense business unit has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. These products and solutions are sold off-the-shelf or can be customized for specific applications and range in price from under $10,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced integrated sensing solutions platform. Revenue from the Government and Defense business unit was $794.9 million in 2019, which represented approximately 42.1 percent of consolidated revenue.
Commercial: The Commercial business unit develops and manufactures a wide variety of fixed-mounted visible and thermal imaging cameras and related software for perimeter security in critical infrastructure, enterprise, and smart city vertical markets, electronics and imaging instruments for the recreational and commercial maritime market, automatic incident detection sensors and related data analytics for traffic monitoring and control, and handheld thermal imaging systems for use in a variety of first responder and recreational applications. Products include thermal and visible-spectrum security cameras, and related software and accessories, a full suite of networked marine electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes, traffic cameras, sensors and associated traffic management software, and hand-held thermal imagers. The Commercial business unit sells products under the FLIR and Raymarine brands. On February 6, 2018, we completed the sale of LOREX, our consumer and small and medium-sized visible-spectrum security products business. This divestiture enables us to focus on critical infrastructure and enterprise segments of the broader security market. See Note 20, "Business Acquisitions and Divestitures," to the Consolidated Financial Statements in Item 8 for additional information. Revenue from the Commercial business unit was $354.4 million in 2019, which represented approximately 18.8 percent of consolidated revenue.
For additional information concerning the Company’s business units, including revenues from external customers, segment operating income and operating segment assets, see Note 19, "Operating Segments and Related Information," to the Consolidated Financial Statements in Item 8.
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

RESEARCH & DEVELOPMENT
Our success has been, and will continue to be, substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our research and development ("R&D") capabilities. We intend to continue to have significant internal R&D expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we engage in R&D projects that are reimbursed by government agencies or prime contractors pursuant to development contracts we undertook.

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
Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2015, we have invested $831.7 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable, yield the highest expected financial return and can be marketed to multiple markets for multiple applications.
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
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant cash flows provided by operating activities. In the years ended December 31, 2019 and 2018, our net cash provided by operating activities was $370.4 million and $374.2 million, respectively. Our operating cash flows have exceeded our net earnings in each of the last five years. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2015, we have utilized approximately $1,140.2 million of cash for acquisitions and strategic minority investments, $558.0 million for share repurchases, $389.7 million for dividends, and $221.9 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual growth rate of approximately 14 percent.
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
At December 31, 2019, the Industrial business unit had a total backlog of $189.0 million compared to $164.5 million at December 31, 2018. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
Government and Defense Business Unit
The Government and Defense business unit develops and manufactures enhanced imaging and situational awareness solutions for a wide variety of military, law enforcement, public safety, and other government entities around the world. The Government and Defense business unit also develops and manufactures field-ready sensor instruments and integrated platform solutions for the accurate detection, identification, classification, and suppression of CBRNE threats for military force protection, homeland security, and commercial applications. The Government and Defense business unit also produces advanced multi-mission unmanned air and ground based systems serving US DoD and Federal government agencies, public safety, and governmental customers in international markets.
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
The unmanned systems and integrated solutions offerings are multi-mission systems designed to perform in complex operational environments. Manned and unmanned platforms, for both air and ground based operations, use a wide variety of sensing and decision support software including visual and infrared imaging sensors, radar, and advanced software processing algorithms to enhance mission utility and provide time critical decision support capabilities.
We offer a portfolio of small unmanned airborne systems ("sUAS") solutions along with a range of modular mission payloads designed to enhance mission effectiveness. These include nano size UAS systems for short range ISR missions as well as multi-rotor VTOL systems with longer range and duration that are capable of missions including ISR, target tracking, search & recovery, and logistics support. Our payload solutions are designed to optimize size, weight, and power and integrate a variety of electro-optic, both thermal and visual, sensors.

The unmanned ground systems encompass a family of robots that range from man portable systems under 5 lbs to large robots over 450lbs. Systems are designed to provide a wide range of mission utility in dangerous environments including situational awareness/ persistent observation, CBRN detection and HazMat handling operations, and standoff capabilities to detect, confirm, identify and dispose of hazards including I.E.D.’s.
Our integrated solutions span a set of fixed, deployable, and mobile systems designed to provide advanced surveillance and security capabilities, enhance timely decision making, and improve mission command and control. They support areas including border surveillance, perimeter security, and force protection.
Markets
Surveillance and Reconnaissance
High-definition thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution, frequency-modulated, continuous-wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems can be installed on fixed platforms, manned-mobile platforms, and UAS. With our in year acquisitions of Aeryon Labs and Endeavor Robotics, and building off the acquisition of Prox Dynamics in 2016, we develop and sell a variety of sUAS and ground based robotic systems that are multi-mission, highly portable and rapidly deployable real-time solutions. These integrate a range of sensors including visual and thermal imaging systems.
Force Protection
In instances where military or other personnel are deployed in hostile areas, thermal imaging systems and radars mounted on towers or other platforms are deployed to detect, identify, and defeat potential threats at an early stage. Our unmanned systems coupled with our fixed, deployable, and mobile integrated solutions provide enhanced capabilities by using FLIR technology, sensors and command and controls software, in rapidly deployable multi-mission platforms. Our systems are deployed for this purpose by the United States Army, United States Marine Corps, and other allied nations worldwide.
Border and Maritime Patrol
Our systems and platforms are used in airborne, shipborne, land-based, hand-held and fixed-installation applications for border and maritime surveillance, particularly at night, to enforce borders and monitor coastal waters, to support national fishing boundaries and to prevent smuggling. Our integrated platforms and sensor solutions are currently deployed along numerous borders worldwide, including in the United States, Europe, and the Middle East.
Critical Infrastructure Protection
Government and Defense provide an extensive set of integrated solutions designed to provide advanced surveillance and security capabilities designed for critical infrastructure and perimeter protection applications. By coupling advanced imaging sensors, radar, and command and control software, FLIR solutions provide operators with persistent surveillance of fixed sites. Typical sites include military bases, government buildings, air and maritime ports, and power/petro-chemical facilities.
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
The Government and Defense business unit derives a portion of its revenue, approximately 5.0 percent in 2019, from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded R&D efforts.
The Government and Defense business unit typically has the highest backlog of our business units relative to revenue and in absolute terms. At December 31, 2019, the Government and Defense business unit had a total backlog of $434.6 million compared to $391.1 million at December 31, 2018. Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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

Competition
The Government and Defense business unit operates in highly competitive markets, and success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. Many of our competitors in the government sector are well-established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price, and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower-priced solutions, and our service and support functions that exist in the field and near the customer.
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
Markets
Recreational Boating
The recreational boating market is comprised of fresh and saltwater fishing, sport/cruising, and sailing. Our core MFD products are engineered to address the needs of all three markets. We also develop products specifically for strategic markets and customers, such as Element sonars for freshwater fishermen, wind instruments for sailors, and vessel automation for boat builders.

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
At December 31, 2019, the Commercial business unit had a total backlog of $48.9 million compared to $46.7 million at December 31, 2018. Backlog represents orders that have been received for products or services for which a contractual agreement is in place and delivery or performance is expected to occur within 12 months.
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
EMPLOYEES
As of December 31, 2019, we had 4,265 employees of which 2,305 were located in the United States and 1,960 located outside of the United States. We have generally been successful in attracting highly skilled technical, marketing, and management personnel. None of our employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by unions and workers councils whose contracts are subject to periodic renegotiations. We believe our relationships with our employees, unions and workers councils are generally good.
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
Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business
We derive significant revenue from contracts or subcontracts funded by United States government agencies. A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have a material adverse effect on our business. For the fiscal years ended December 31, 2019, 2018 and 2017, approximately 32 percent, 29 percent and 26 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. A failure to pass budget appropriations, adopt continuing funding resolutions or other budgetary decisions limiting or delaying federal government spending, could reduce government spending on our products and services and have a material adverse effect on our business and our operating results.
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

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the United States government agencies. Any failure by the United States government to timely enact annual appropriations bills could restrict new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets. We may also face another United States government shutdown of unknown duration. If a prolonged government shutdown of the Department of Defense were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the United States government’s ability effectively to progress programs and to make timely payments, limit our ability to obtain necessary export licenses to ship internationally, and limit our ability to perform on our United States government contracts and successfully compete for new work. Consequently, significant delays or reductions in appropriations; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and could have a material adverse effect on our financial condition and results of operations.
As a United States government supplier, we are subject to a number of procurement rules and regulations
As a government contractor, we must comply with specific procurement regulations and other requirements and we have been, and expect to continue to be, subject to routine and non-routine audits and investigations by United States government agencies. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Due to the Company’s reliance on government contracts, adverse findings could also have a material impact on the Company’s business, including its financial position, results of operations and cash flows.

In addition, violations of these regulations or other unrelated laws and statutes can lead to debarment and other penalties as well as have a material adverse effect on our ability to compete for future contracts and orders. If we fail to comply with procurement rules and regulations and other laws and statutes, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently. An adverse action by the United States government could also result in lost sales to non-governmental customers who might disqualify us as a result of such adverse action. The impairment or loss of our government contracts could have a material adverse effect on our business.
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
We may experience impairment in the value of our tangible and intangible assets
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. Our intangible assets, including goodwill, represent a significant portion of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill and indefinite-lived intangible assets for impairment annually or more frequently if warranted by events. During the fourth quarter of fiscal year 2019, the Company recognized an intangible asset impairment charge of $1.2 million associated with intangible assets that were determined not to be recoverable due to a change in their expected future economic benefit. There can be no assurance that we will not experience other such impairment in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of such events as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate; however, there can be no assurance that there will not be a future impairment that may have a material impact on our business, financial condition and results of operations.
Unfavorable results of legal proceedings could materially adversely affect us
We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could cause significant expense and diversion of management attention. From time to time, we are involved in lawsuits concerning intellectual property, torts, contracts, shareholder litigation, administrative and regulatory proceedings and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to our results of operations and may limit our ability to engage in our business activities. In recognition of these considerations, we have and may in the future enter into material settlements to avoid ongoing costs and efforts in defending or pursuing a matter. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that could adversely affect our business, financial condition, operating results and cash flows. While we have insurance related to our business operations, it may not apply to or fully cover liabilities we incur as a result of these lawsuits. We record accruals for liabilities where we believe a loss to be probable and reasonably estimable. However, our actual costs may differ materially from these estimated liabilities.

We face risks from international sales and business activities
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2019, 2018 and 2017, international sales accounted for 45 percent, 47 percent and 47 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Certain of these products, particularly our thermal and infrared products, are subject to substantial government regulation and licensing and end use restrictions throughout the world. Our international business activities are subject to a number of risks, including:

•	the imposition of and changes to governmental licensing restrictions and controls impacting our technology and products;

•
restrictions and prohibitions on the export of technology and products, including any applicable changes in regulation prohibiting the sale of certain of our products to certain end users without a license;

•	international trade restrictions, such as imposition of bans on sales of goods or services to one or more of our significant foreign customers;

•	difficulty in collecting receivables and governmental restrictions with respect to currency;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	restrictions on repatriation of prior earnings;

•	restriction on the importation and exportation of goods and services;

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

•
instability in economic or political conditions, inflation, recession, actual or anticipated military or political conflicts, and potential impact due to the exit of the United Kingdom (the "U.K.") from the European Union (the "EU"), colloquially referred to as "Brexit"; and

•	complications due to natural, nuclear or other disasters, such as outbreak of coronavirus.
Some of these factors recently have had an adverse impact on our sales and operations and increased our cost of doing business and subjected the business to additional rules, policies and procedures that impacted the operation of the Company. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations. For example, a strain of coronavirus was reported to have surfaced in Wuhan, China in late 2019. While we continue to monitor the rapidly evolving situation related to the coronavirus, the Chinese government’s actions, particularly from quarantining individuals in and around major commercial hubs, such as Wuhan, and restricting the opening of factories and operations, will likely have an impact, possibly material, on our supply chain and operations in China and availability of certain products produced in China in the short-term. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
We are subject to numerous regulatory requirements for the export and sale of our products and operations worldwide that could adversely affect our business
Compliance with complex foreign and United States laws and regulations that apply to our international operations increases our cost of doing business both in the United States and in international jurisdictions. These regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. For example, on April 8, 2015, the Company and the Securities and Exchange Commission (“SEC”) entered into an agreement through entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). The SEC Order settled charges under the FCPA with respect to incidents of improper travel and gifts involving FLIR’s Middle East operation. Pursuant to the SEC Order, we are obligated to “cease and desist” from committing any future violations of the Securities Exchange Act of

1934, as amended. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Further, although we have implemented and continue to implement policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.
On April 24, 2018, we entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of our facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. Adverse findings in the audits of our ITAR compliance program could materially affect our competitive position and cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. During the three-month period ended March 31, 2018, we recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. As of December 31, 2019, the remaining amounts payable of $3.5 million and $7.0 million have been recorded in other current liabilities and other long-term liabilities, respectively. We expect recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
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
We may not be successful in obtaining and maintaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers
Export licenses and other authorizations may be required from United States government agencies under the ITAR, the EAR, the Office of Foreign Assets Control (“OFAC”) Regulations, the Trading with the Enemy Act of 1917, the International Emergency Economic Powers Act (“IEEPA”), the Arms Export Control Act of 1976 (“AECA”), and other similar laws and regulations for the sale, use and export of many of our products and related data and services. Thermal and infrared products and technical data have been subject to the ITAR and EAR, historically under United States Munitions List ("USML") Category XII and Commerce Control List ("CCL") Category 6. The United States Government’s export reform effort resulted in the transition of various Company products from the USML to the CCL, shifting the licensing requirements and restrictions for products regulated by the Department of Commerce under the EAR. This transition has increased the licensing requirements and restrictions on some products and reduced the requirements and restrictions on others. We can give no assurance that we will be successful in obtaining the necessary licenses from the United States Department of State or Department of Commerce required to conduct our business as presently or historically conducted.
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
Although we have taken actions and continue to take additional actions necessary to implement policies and procedures to promote an improved compliance culture and programs, during the normal course of our business, we have experienced and we expect to continue to experience violations of ITAR and EAR, none of which has been material to the Company to date. Material violations of these legal requirements can be punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, seizure and forfeiture of unlawful attempted exports, and/or denial of export privileges, as well as other remedial measures. We have established policies and procedures designed to assist us, our personnel and our agents to comply with applicable U.S. and international laws and regulations. However, there can be no guarantee that our policies and procedures will effectively prevent us, our employees and our agents from violating these regulations in every transaction in which we may engage, and violations, allegations or investigations of such violations could materially adversely affect our reputation, business, financial condition and results of operations. There is also no guarantee that government agencies will not view our actions and programs with heightened scrutiny, including as a result of events outside of our control. As a result, we may receive more restrictive provisos or limitations on new license requests, wholesale denials of our license requests, suspensions or terminations of our existing licenses, or delays in receiving new licenses resulting from requests for follow-up information, due diligence requests or additional limitations on our sale to third parties. We can give no assurance that we will be successful in obtaining necessary licenses required to facilitate our international business. Failures to obtain or delays in obtaining licenses may prevent or limit our ability to market, sell, export, or transfer our products outside the United States and has had and could continue to have a material adverse effect on our business and our operating results.
We face risks from Brexit
Brexit has created uncertainty about the future relationship between the U.K. and the EU. The U.K. formally exited the EU on January 31, 2020 and has entered a transition period to negotiate the future relation terms with the EU.
We have significant operations and a substantial workforce in Europe, a portion of which reside in the U.K. and therefore enjoyed certain benefits based on the U.K.’s membership in the EU. The lack of clarity about Brexit and the future U.K. laws and regulations creates uncertainty for us, as the outcome of these negotiations may affect our business and operations. For example, the imposition of tariffs following the Brexit may have a material adverse effect on our financial position or results of operations. Additionally, there also is a risk that other countries may decide to leave the EU. The uncertainty surrounding Brexit not only potentially affects our business in the U.K. and the EU, but may have a material adverse effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Additionally, any development that has the effect of devaluing the European euro or British pound sterling could meaningfully reduce the value of our assets and reduce the usefulness of liquidity alternatives denominated in that currency, such as our multicurrency credit facility. While we have adopted certain operational and financial measures to reduce the risks of doing business internationally, we cannot ensure that such measures will be adequate to allow us to operate without disruption or adverse impact to our business and financial results in the affected regions. The long-term effects of Brexit will depend on the agreements or arrangements with the EU for the U.K. to retain access to EU markets either during a transitional period or more permanently.
Our earnings and profitability depend, in part, on subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing
We rely on other parties to provide raw materials, and components and subsystems for our products and to produce certain products or parts, provide information about the parts or products they supply to us, and perform some of the services we provide to our customers, and to do so in compliance with all applicable laws, regulations and contract terms. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers and our agreement with our subcontractors and suppliers, could have various impacts on the company, including on our ability to meet our commitments to customers.

Our ability to perform our obligations on time could be adversely affected if one or more of our subcontractors or suppliers were unable to provide the agreed-upon products, materials or information, or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise to meet the requirements of the contract. Changes in political or economic conditions, including changes in defense budgets or credit availability or sanctions, or other changes impacting a subcontractor or supplier (including changes in ownership or operations), as well as their ability to retain talent and other resources, and requirements or changes in requirements imposed on them by other customers, could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. This risk may increase as the demands grow for our subcontractors and suppliers to meet extensive government-related cyber and other requirements.
In connection with our U.S. government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. We also are facing increased and changing regulatory requirements, both domestically and internationally, many of which apply to our subcontractors and suppliers. In some cases, there may be only one supplier, or one domestic supplier, for certain components. For example, a single domestic source currently supplies us, as well as the U.S. domestic solid propellant industry, with a principal raw material used in the production of solid rocket motors. If a supplier cannot appropriately meet our needs, experiences disruptions to production or is otherwise unavailable or not fully available, we may be unable to find a suitable alternative.
Our procurement practices are intended to reduce the likelihood of our procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials. We rely on our subcontractors and suppliers to comply with applicable laws, regulations and contract terms, including regarding the parts or materials we procure from them; in some circumstances, we rely on certifications provided by our subcontractors and suppliers regarding their compliance. We also rely on our subcontractors and suppliers effectively to mitigate the risk of cyber and security threats or other disruptions with respect to the products, components and services they deliver to us and the information entrusted to them by us or our customers and to comply with applicable contractual terms and laws and regulations, including cybersecurity requirements.
If our subcontractors or suppliers fail to perform or we are unable to procure, or experience significant delays in deliveries of, needed products, materials or services; or if they do not comply with all applicable laws, regulations, requirements and contract terms, including if what we receive is counterfeit or otherwise improper, our financial position, results of operations and/or cash flows could be materially adversely affected.
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

Significant tariffs, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations

General trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese-made goods taking effect. These tariffs currently affect some of the components of our products we import from China, and we may raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. While we continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In addition, we may seek to shift some of our manufacturing supply chain to other countries, which could result in disruption to our operations.
Risks, Uncertainties and Other Factors Related to Our Technology and Intellectual Property

Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold worldwide patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, or otherwise misappropriate our intellectual property. Any failure by us to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the markets we serve, there can be no assurance that we will be able to maintain our competitive advantage or that our competitors will not develop capabilities equal or superior to ours.

Litigation over patents and other intellectual property is common in our industry. During the normal course of business, we engage in litigation related to our patents and other intellectual property and cannot be sure that we will not be subject to such litigation in the future. Similarly, we may assert claims in litigation to protect our intellectual property. Lawsuits defending or prosecuting intellectual property claims and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort of our personnel. An adverse determination in a patent suit or in any other proceeding in which we are a party could subject us to significant liabilities, result in the loss of intellectual property rights we claim or impact our competitive position. Additionally, an adverse determination could require us to seek licenses from third parties. If such licenses are not available on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected, leading to a potential reduction in client base.
Our business could be negatively impacted by cybersecurity threats and other security threats and technology disruptions
We face certain security threats and technology disruptions, including threats to our information technology infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, including intellectual property and technology, threats to the physical security of our facilities and employees, threats of terrorism events, and failures of our technology tools and systems. We are subject to laws and rules issued by various agencies concerning safeguarding and maintaining infrastructure and physical security and information confidentiality. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, for which we face similar security threats as for our own. In particular, cybersecurity threats-which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches-are persistent and evolve quickly. Such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and may contain open source and third party software which unbeknownst to us may contain defects or viruses that pose unintended risks to our customers. These risks if not effectively mitigated or controlled could materially harm our business or reputation. While we believe that we have implemented appropriate measures, controls, and risk transfer mechanisms designed to protect customer information and prevent data breaches, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information, corruption of data, or financial loss.
We require user names and passwords in order to access our information technology systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. These security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to induce by fraud employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. These security systems cannot provide absolute security. A material breach of our systems where we were unable to protect sensitive data could materially damage business partner and customer relationships, and curtail or otherwise impact the use of our information technology systems. Moreover, a security breach of our information technology system that affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, could materially damage our reputation and brand, result in a decrease of the use of our products and services, and expose us to a risk of loss, litigation and potential liability.
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
Risks, Uncertainties and Other Factors Related to Our Corporate Structure and Organization
Our business strategy includes successfully managing acquisitions, investments and divestiture activities that complement our existing business. We may be unable to integrate successfully recent or future acquisitions into our operations, thereby disrupting our business and harming our financial condition and results of operations
Our ongoing business model includes a certain level of ongoing acquisition, investment and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives.
Our financial results could be adversely impacted by the dilutive impacts from the loss of earnings associated with divestitures, increased expenses associated with acquisitions or divestitures. Furthermore, our ability to achieve the benefits we anticipate from any acquisitions we make will depend in large part upon whether we are able to leverage the capabilities of the acquired companies to grow revenue across our combined organization, manage the acquired company’s business, execute our strategy in an efficient and effective manner and realize anticipated cost synergies. In addition, private companies recently acquired which were previously not subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), may lack certain internal controls, which could ultimately affect our ability to ensure compliance with the requirements of SOX.

We have made twelve acquisitions of various sizes in the past five years. We have also made one divestiture in fiscal year 2018. The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. For example, we could lose key personnel from companies that we acquire, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, fail to establish satisfactory internal controls, or incur unanticipated liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.
We frequently evaluate strategic opportunities available to us and it is likely that we will make additional acquisitions or divestitures in the future. Such acquisitions or divestitures may vary in size and complexity. Any future acquisitions and divestitures are subject to the risks described above. Furthermore, we might assume or incur additional debt or issue additional equity securities to pay for future acquisitions or divestitures. Additional debt may negatively impact our results and increase our financial risk, and the issuance of any additional equity securities could dilute our then existing shareholders’ ownership. No assurance can be given that we will realize anticipated benefits of any future acquisitions or divestitures, or that any such acquisition or investment, or divestiture will not have a material adverse effect on our business, financial condition and results of operations.
Our strategic restructuring will consolidate our business units and further concentrate our product mix which could increase risks related to the financial conditions of a more concentrated customer base and may not result in all of the intended benefits
We have taken steps to implement a strategy-driven restructuring plan in order to simplify our product portfolio, improve operational efficiency, and drive long-term growth. Restructuring efforts include consolidation of our business units, targeted workforce reductions, and facility optimization initiatives. These shifts could expose the Company to a more concentrated customer base. The concentration of the Company’s customer base could increase its risks related to the financial conditions of its customers. In addition, changes in the market demand for the Company’s product mix could significantly affect our margins and could have an adverse effect on our profitability and future growth of the Company. There is also a risk that our restructuring plan will not capture all of the intended benefits or may not result in the expected cost savings. Further, the restructuring may yield unintended consequences such as attrition beyond our targeted workforce reduction. These risks may impact the Company’s business, financial condition, results of operations and cash flows.
We have indebtedness as a result of the issuance of our 3.125 percent senior unsecured notes (the “Notes”) and borrowings against our unsecured credit facility, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes, and changes in the rate at which we can obtain indebtedness, any of which may limit our operational and financial flexibility
Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately. Certain of our indebtedness is intrinsically linked to benchmark rates that are the subject of global benchmark rate reform. The phasing out of rates, such as LIBOR, is expected to occur by 2021 and the market will transition to new benchmark rates. While we believe our exposure to market risk associated with the discontinuation of LIBOR is limited because our Notes carry a fixed-rate coupon and our unsecured credit facility agreement includes provisions for a successor rate, the consequences of these developments cannot be entirely predicted or reasonably estimated. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, it could adversely impact our interest expense, results of operations and cash flows.
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
We may not be adequately insured against many potential liabilities

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
Changes in our effective income tax rate may have an adverse effect on our results of operations
We are subject to taxes in the United States and numerous foreign jurisdictions, including Sweden and Belgium, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions.
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
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.3 million (Swedish kroner 3.0 billion). While we believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations, if the STA is successful in its claim either in the short or long-term, the tax assessment could materially affect our results of operation, cash flow and financial position.
As well, during 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe we have paid all taxes assessed by Belgium, yet an adverse opinion from the European Commission regarding the applicability of state aid rules could be cause for material accrual of tax in a future period which could affect our results of operations, cash flow and financial position.
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017.  The Tax Act requires complex computations not previously required by U.S. tax law and is subject to rule-making and interpretation in a number of areas. As such, the application of certain accounting guidance is currently evolving. Further, compliance with the Tax Act and the accounting for certain provisions require accumulation of information not previously required or regularly produced. As additional interpretative guidance is issued by the applicable authorities, we will continue our analysis on the application of the Tax Act and may need to revise our current estimates in future periods. The revisions to our current estimates could materially affect our results of operations, cash flow and financial position.
State of Oregon law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders
Other companies may seek to acquire or merge with us. An acquisition or merger of our Company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Second Restated Articles of Incorporation, as amended (“Articles of Incorporation") and Fourth Restated Bylaws, as amended (“Bylaws”), including our ability to issue preferred stock without further action by our shareholders, as well as provisions of the State of Oregon law, may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

Our Bylaws designate a state court located within the State of Oregon (or, if no state court located within the State of Oregon has jurisdiction, the federal district court for the District of Oregon) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Oregon (or, if no state court located within the State of Oregon has jurisdiction, the federal district court for the District of Oregon) will be the sole and exclusive forum for any shareholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the corporation to the corporation or the corporation’s shareholders, (iii) any action asserting a claim against the corporation or any director or officer or other employee of the corporation arising pursuant to any provision of the OBCA, our Articles of Incorporation or our Bylaws (as either may be amended or restated from time to time), or (iv) any action asserting a claim against the corporation, any director, officer or other employee of the corporation governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2019, our properties consist of Company-owned office buildings in Wilsonville (Portland), Oregon; North Billerica (Boston), Massachusetts; Täby (Stockholm), Sweden; Nashua, New Hampshire; Tallinn, Estonia; Goleta (Santa Barbara), California; Orlando, Florida; Freeport, Pennsylvania; Fareham (Portsmouth), United Kingdom; and leased office space in Elkridge (Baltimore), Maryland; Arlington, Virginia; Stillwater, Oklahoma; West Lafayette, Indiana; Bozeman, Montana; Meer (Antwerp), Belgium; Richmond (Vancouver) British Columbia, Canada; Waterloo (Ontario), Canada; Havlstad, Norway; Dubai, United Arab Emirates. We also own and lease smaller offices located in certain other United States locations as well as other countries, primarily in Europe.
We conduct manufacturing, research and development, and sales and administration in such facilities worldwide. The total amount of space used by us for all of our operations is approximately 1.9 million square feet, of which 1.0 million square feet is for owned facilities and 0.9 million square feet is for leased facilities.
We believe all of our properties are suitable for their intended use, adequate to meet our current and near-term business needs, and in good condition. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the first quarter of fiscal 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, and 2019, the Company paid $1.0 million and $3.5 million of the $15.0 million charge and as of December 31, 2019, the remaining amount payable of $3.5 million and $7.0 million has been recorded in other current liabilities and other long-term liabilities, respectively. The remaining $10.5 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). DDTC and BIS both acknowledged the submissions and, at the request of the agencies, the Company executed tolling agreements for this matter. The DDTC tolling agreement has lapsed; the Company executed a tolling agreement with BIS, and has extended the agreement, suspending the statute of limitations through March 1, 2020. The Company also executed a tolling agreement with the Department of Justice ("DOJ"), and has extended the agreement, suspending the statute of limitations with the DOJ through March 1, 2020. This matter remains under review by DDTC, DOJ, and BIS.
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
At this time, based on available information regarding this proceeding, the Company is unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.

SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $3.5 million and $10.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $3.5 million in other current liabilities as of December 31, 2019. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Other Matters
The Company is also subject to other legal and administrative proceedings, investigations, claims and litigation arising in the ordinary course of business not specifically identified above. In these identified matters and others not specifically identified, the Company records a liability with respect to a matter when management believes it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. The Company believes it has recorded adequate provisions for any probable and estimable losses for matters in existence on the date hereof. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While the outcome of each of these matters cannot be predicted with certainty, the Company believes the probability is remote that the outcome of each of these matters will individually have a material adverse effect on the Company’s financial position, results of operations or cash flows. The costs to resolve all such matters may in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company has been traded on the NASDAQ Global Market since June 22, 1993, under the symbol “FLIR.” At December 31, 2019, there were approximately 106 holders of record of our common stock and 134,394,074 shares outstanding. We began paying cash dividends in 2011 and currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2014, and that all dividends were reinvested.
The information contained in this comparative performance graph section shall not be deemed to be filed as part of this Annual Report on Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate the graph by reference.
The stock performance graph was plotted using the following data:

	2014	2015	2016	2017	2018	2019
FLIR Systems, Inc.	$100.00	$88.12	$115.36	$150.90	$142.69	$172.95
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Electronic Equipment Instruments & Components Index	100.00	93.20	115.92	156.95	137.34	177.18

During 2019, we repurchased approximately 2.5 million shares for a total of approximately $125.0 million. The following table summarizes our 2019 common stock repurchase activities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased at December 31, 2019 Under the Plans or Programs(1)
February 1 to February 28, 2019	95,581	$52.31	95,581
March 1 to March 31, 2019	403,088	$49.61	403,088
May 1 to May 31, 2019	488,445	$51.18	488,445
July 1 to July 31, 2019	147,908	$50.71	147,908
August 1 to August 31, 2019	1,413,415	$47.76	1,413,415
November 1 to November 30, 2019	44	$44.20	44
Total	2,548,481	$49.05	2,548,481	12,451,519
(1) All share repurchases are subject to applicable securities law, and are at times and in amounts as management deems appropriate. These repurchases were through open market transactions under the authorization by our Board of Directors. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2019		2018		2017		2016		2015
	(in thousands, except per share amounts)
Statement of Income Data:
Revenue	$1,887,026		$1,775,686		$1,800,434		$1,662,167		$1,557,067
Cost of goods sold	957,523	(1)	875,368		941,658		895,046		803,506
Gross profit	929,503		900,318		858,776		767,121		753,561
Operating expenses:
Research and development	204,207		176,281		170,735		147,537		132,892
Selling, general and administrative	441,937	(2)	386,869	(3)	373,867		322,435		313,544
Restructuring expenses	10,099		4,854		625		1,431		1,361
Loss on sale of business	—		13,708		23,588		—		—
Total operating expenses	656,243		581,712		568,815		471,403		447,797
Earnings from operations	273,260		318,606		289,961		295,718		305,764
Interest expense	27,711		16,147		16,804		18,071		14,086
Interest income	(2,651)		(3,901)		(1,764)		(1,402)		(1,167)
Other expense (income), net	6,284		(743)		(4,144)		3,092		(12,601)	(7)
Earnings before income taxes	241,916		307,103		279,065		275,957		305,446
Income tax provision	70,319		24,678	(4)	171,842	(5)	109,331	(6)	63,760
Net earnings	$171,597		$282,425		$107,223		$166,626		$241,686

Net earnings per share:
Basic earnings per share	$1.27		$2.05		$0.78		$1.22		$1.73
Diluted earnings per share	$1.26		$2.01		$0.77		$1.20		$1.72

(1) The 2019 cost of goods sold include $5.9 million inventory write downs associated with the OTS restructuring. See Note 6, "Inventories" and Note 22, "Restructuring" of the Notes to the Consolidated Financial Statements in Item 8 for additional information.

(2) The 2019 selling, general and administrative expenses include $17.0 million acquisition related expenses for acquisitions, $22.3 million consent agreement related costs and $7.8 million goodwill and intangible asset impairment charges associated with the OTS restructuring. See Note 9, "Goodwill," Note 10, "Intangible Assets" and Note 22, "Restructuring" of the Notes to the Consolidated Financial Statements in Item 8 for additional information.

(3) The 2018 selling, general and administrative expenses include $15.0 million for the costs of a regulatory settlement. See Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for additional information.

(4) The 2018 tax provision includes a discrete tax benefit of $33.1 million for the cancellation of Belgium tax assessments issued as part of the European Commission's decision regarding state aid. See Note 16, "Income Taxes," in the Notes to the Consolidated Financial Statements.

(5) The 2017 tax provision includes an estimated tax expense of $94.4 million resulting from the effects of new US tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") and our subsequent decision to end permanent reinvestment of all previously unremitted foreign earnings. See Note 16, "Income Taxes," of the Notes to the Consolidated Financial Statements for additional information.

(6) The 2016 tax provision includes a discrete tax charge for certain tax legislation in Belgium of $39.6 million.
(7) Other income in 2015 includes the gain of $20.2 million on the sale of a cost-basis investment in a private technology company.

	December 31,
	2019		2018		2017		2016		2015
	(in thousands, except per share amounts)
Balance Sheet Data:
Working capital	$695,679		$976,633		$992,286		$802,945		$702,169
Total assets	3,137,541		2,781,242		2,810,026		2,619,706		2,406,400
Short-term debt	28,444		—		11		15,025		264,707
Long-term debt, excluding current portion	648,419		421,948		420,684		501,921		93,750
Total shareholders’ equity	1,871,433		1,876,786		1,834,558		1,678,326		1,649,515

Other Financial Data:
Cash dividends declared per common share	$0.68		$0.64		$0.60		$0.48		$0.44

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and enhancing advanced driver-assistance systems and autonomous driving solutions, as well as a variety of other uses of thermal and other sensing technologies. Our business model and range of solutions allow us to sell products to various end markets, including industrial, original equipment manufacturing, military, homeland security, enterprise, infrastructure, and environmental. We sell off-the-shelf products in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.
International revenue accounted for approximately 45 percent, 47 percent and 47 percent of our revenue in 2019, 2018 and 2017, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations in 2019.
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
We expect that macroeconomic factors, including fluctuations in spending by United States government agencies, rate of GDP growth in certain geographic markets, and fluctuations in foreign currency exchange rates, will continue to impact our financial results and may render predictions regarding future performance difficult to make. In addition, in 2019 we successfully wrapped up several large multi-year programs that provided solid revenue contributions over the past several years. While we have successfully won significant new programs, these new programs require investments in research and development and compliance to be successful, and investments in these programs will not directly translate into corresponding revenue until late 2021 and beyond.
We also selectively pursue the acquisition of businesses and investments at attractive valuations that will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments.
We continue to build upon our strong market position, meeting the needs of our wide range of customers and are investing for long-term growth through the execution of our strategic priorities. To better position us to deliver long-term growth we launched a strategy-driven restructuring plan ("Project Be Ready") in February 2020. This initiative aims to simplify our product portfolio and better align resources with higher growth opportunities while reducing costs. We have discontinued certain non-core consumer centric product lines within the Outdoor and Tactical Systems business and, in February 2020, we committed to a plan to sell our Raymarine non-thermal maritime electronics business, subject to certain conditions of the proposed transaction and customary regulatory approvals. The business is being actively marketed and we intend to complete the sale within 2020. In addition, we will restructure our business units by consolidating from three business units to two by integrating the remaining businesses within the Commercial business unit into the Industrial business unit beginning in the first quarter of 2020.

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
Revenue recognition. Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") 2014-09 and all the related amendments, "Revenue from Contracts with Customers (ASC 606)," which superseded all prior revenue recognition methods and industry-specific guidance. We design, market and sell products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that we offer. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We regularly enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such situations, contract values are allocated to each performance obligation based on its relative estimated standalone selling price. The vast majority of our revenues are recognized at a point in time when goods are transferred to a customer. However, for certain contracts that include highly customized components, if performance does not create an asset with an alternative use and termination for convenience clauses provide an enforceable right to payment for performance completed to date, revenue is recognized over time as the performance obligation is satisfied.
Revenue includes certain shipping and handling costs and is stated net of third-party agency fees. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold. Revenue is recognized net of allowances for returns and net of taxes collected from customers which are subsequently remitted to governmental authorities.
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
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2019, our inventories of $388.8 million are stated net of prior inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
Intangible Assets. We allocate the purchase price of acquired businesses to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Such fair value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to the fair value of purchased assets and liabilities after the initial measurement period are recognized in net earnings.
We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. The most significant purchased intangible assets recognized from our acquisitions are generally identifiable intangible assets. We determine the fair value of those intangible assets based on estimates and judgments, including the amount and timing of expected future cash flows, growth rates and discount rates. The expected future cash flows analyses are based on estimates of revenues growth, earnings and gross margin after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Selecting the appropriate growth rates requires significant judgment and usually are based on expected long-term rate of inflation, real economic growth and the anticipated industry growth and trends. We also use discounted cash flow analyses, which are based on significant judgments related to risk adjusted discount rates, terminal growth rates, and the weighted average cost of capital (“WACC”) and are developed by the management for planning purposes based on current known business and market conditions, macroeconomic indicators as well as future anticipated industry trends.
Intangible assets are amortized using the method that best reflects how their economic benefits are utilized, or, if a pattern of economic benefits cannot be reliably determined, are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. See Note 10, "Intangibles Assets" of the Notes to the Consolidated Financial Statements in Item 8 for additional information and discussion on impairment charges of $1.2 million recognized during the year ended December 31, 2019. The Company did not recognize any impairment charges on intangible assets during the years ended December 31, 2018 and 2017.
Goodwill. Effective January 1, 2019, we adopted the requirements of ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Goodwill represents the excess purchase price of an acquired enterprise over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level during the third quarter of each year, or whenever events or circumstances indicate that the carrying value of these assets may exceed their fair value. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a one-step process. As a result of the adoption of ASU 2017-04, if we determine that the goodwill is impaired, it is no longer required to compare the implied fair value of the reporting unit goodwill associated with the carrying amount of that goodwill, which is commonly referred to as Step 2.
We elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance and other events relevant to the entity or reporting unit under evaluation. If, based on our review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, (of if we elected to bypass assessing the qualitative factors) we would perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Our impairment tests performed in the current year did not indicate an impairment of goodwill in any of our reporting units with the exception of our Outdoor and Tactical Systems ("OTS") reporting unit which is part of our Commercial Business Unit ("CBU") operating segment. Based on the assessment of qualitative factors in the fourth quarter, it was determined that it was more likely than not that the fair value was less than the carrying value for our OTS reporting unit. As such, a quantitative impairment test was performed that resulted in a goodwill impairment of $6.5 million recorded in the CBU operating segment during the fourth quarter. Refer to Note 9, "Goodwill" of the Notes to the Consolidated Financial Statements in Item 8 for further discussion.
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
Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2019, we have determined that a valuation allowance against our deferred tax assets of $2.8 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.
We are subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled, using information that is available at the balance sheet date.  We review our tax positions as circumstances warrant and update our liability for additional taxes as changes in available facts arise.

Consolidated Operating Results
The following table sets forth for the indicated periods certain items as a percentage of revenue:

	Year Ended December 31,(1)
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	50.7	49.3	52.3
Gross margin	49.3	50.7	47.7
Operating expenses:
Research and development	10.8	9.9	9.5
Selling, general and administrative	23.4	21.8	20.8
Restructuring expenses	0.5	0.3	—
Loss on sale of business	—	0.8	1.3
Total operating expenses	34.8	32.8	31.6
Earnings from operations	14.5	17.9	16.1
Interest expense	1.5	0.9	0.9
Interest income	(0.1)	(0.2)	(0.1)
Other expense (income), net	0.3	—	(0.2)
Earnings before income taxes	12.8	17.3	15.5
Income tax provision	3.7	1.4	9.5
Net earnings	9.1%	15.9%	6.0%
______________

(1)	Totals may not recompute due to rounding.
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2019, 2018 and 2017. Given the nature of our business, we believe revenue and earnings from operations (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and delivery is expected within twelve months. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be canceled at the customer's discretion.
Revenue. Consolidated revenue for 2019 totaled $1,887.0 million, an increase of 6.3 percent from 2018 revenue of $1,775.7 million. Year over year revenue increased primarily due to our Government and Defense business unit, which was partially offset by a decrease in our Commercial business unit. The increase in our Government and Defense business unit revenue was primarily driven by the acquisitions of Aeryon Labs, Inc. ("Aeryon") and Endeavor Robotics Holdings Inc. ("Endeavor") during the first quarter of 2019, coupled with volume increases of unmanned solutions and surveillance systems. The decline in our Commercial business unit revenue was a result of volume declines in the Outdoor and Tactical Systems ("OTS") business and the Maritime product lines during fiscal 2019. Further contributing to this decline was our divestiture of the Consumer and Small and Medium-sized ("SMB") Security business announced during the first quarter of 2018.
Revenue for 2018 totaled $1,775.7 million, a decrease of 1.4 percent over 2017 revenue of $1,800.4 million. Year over year revenue increased for our Industrial and Government and Defense business units but was offset by a decrease in our Commercial business unit. The decline in our Commercial business unit was a result of our divestiture of the SMB Security business during the first quarter of 2018 as noted above.
International revenue in 2019 totaled $849.8 million, representing 45.0 percent of revenue. This compares with international revenue in 2018 which totaled $841.2 million, representing 47.4 percent of revenue, and $844.0 million in 2017, representing 46.9 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. Cost of goods sold for the years ended December 31, 2019 and 2018 was $957.5 million and $875.4 million, respectively. The increase was primarily driven by the Government and Defense business unit, mainly attributed to the acquisitions of Aeryon and Endeavor during the first quarter of 2019, coupled with volume increases of unmanned solutions and surveillance systems. These increases were partially offset by declines in our Commercial business unit as a result of volume declines in the OTS business (including $5.9 million of inventory write downs associated with the OTS restructuring) and in the Maritime product lines during fiscal year 2019 as well as the divestiture of the Consumer and SMB Security businesses during the first quarter of 2018.
Cost of goods sold in 2018 was $875.4 million, compared to cost of goods sold of $941.7 million in 2017. The decrease was primarily due to the decline in our Commercial business unit as a result of the Consumer and SMB Security business divestiture during the first quarter of 2018 as noted above.
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
Gross profit. Gross profit for the year ended December 31, 2019 was $929.5 million compared to $900.3 million in 2018. Gross margin, defined as gross profit divided by revenue, decreased slightly from 50.7 percent in 2018 to 49.3 percent in 2019 primarily associated with the volume declines in the OTS business (including $5.9 million of inventory write downs associated with the OTS restructuring) as well as an increase in intangible asset amortization expense during fiscal year 2019.
Gross profit for the year ended December 31, 2018 was $900.3 million compared to $858.8 million in 2017. Gross margin increased from 47.7 percent in 2017 to 50.7 percent in 2018 primarily due to favorable product mix.
Research and development. Research and development expenses were $204.2 million, or 10.8 percent of revenue, in 2019, compared to $176.3 million, or 9.9 percent of revenue, in 2018, and $170.7 million, or 9.5 percent of revenue, in 2017. The increase in research and development expenses year over year in 2019 was primarily related to the inclusion of companies acquired in 2019 and our commitment to research and development. We intend to continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high-quality products that maintain and enhance our competitive position in each of our business segments. We believe that future cash flow generation will be sufficient to support the development of new products that fuel the growth of the business.
Selling, general and administrative expenses. Selling, general and administrative expenses were $441.9 million, or 23.4 percent of revenue, in 2019 compared to $386.9 million, or 21.8 percent of revenue, in 2018 and $373.9 million, or 20.8 percent of revenue, in 2017. The increase in selling, general, and administrative expenses year over year in 2019 as compared to 2018 was primarily attributed to acquisition related expenses for acquisitions occurring in the first half of 2019, consent agreement related costs and goodwill and intangible asset impairment charges related to restructuring actions. The increase in selling, general, and administrative expenses year over year in 2018 as compared to 2017 was primarily attributed to the $15.0 million recorded in the first quarter of 2018 for the costs of a regulatory settlement described in Note 15, "Contingencies" of the Notes to the Consolidated Financial Statements in Item 8.

Restructuring. We have various active restructuring programs focused on reorganization and discontinuation of certain businesses, targeted workforce reductions, and facility consolidation actions. During the years ended December 31, 2019, 2018 and 2017, we recorded net pre-tax restructuring charges for these programs totaling approximately $10.1 million, $4.9 million and $0.6 million, respectively, which primarily represent employee termination benefits and costs to consolidate, relocate or discontinue operations. In addition, during the year ended December 31, 2019 we have incurred goodwill and intangible asset impairment charges totaling approximately $6.5 million and $1.2 million, respectively related to the restructuring actions. Inventory write-downs associated with the restructuring actions were also incurred and totaled $5.9 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. Refer to Note 9, "Goodwill," Note 10, "Intangibles Assets," Note 6, "Inventories," and Note 22, "Restructuring " of the Notes to the Consolidated Financial Statements in Item 8 for further discussion.
Loss on sale of business. During the fourth quarter of 2017, we recorded an estimated pre-tax loss on net assets reclassified as held for sale of $23.6 million. The loss on net assets held for sale was related to the planned divestiture of our Consumer and SMB Security business. During the year ended December 31, 2018, as a result of the divestiture, net working capital adjustments, and subsequent negotiations with the buyer, we recognized an additional pre-tax loss of $13.7 million. See Note 20, "Business Acquisitions and Divestitures," of the Notes to the Consolidated Financial Statements in Item 8 for additional information.
Interest expense. Interest expense totaled $27.7 million, $16.1 million and $16.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense for fiscal 2019 was associated with the $425.0 million aggregate principal amount of 3.125 percent senior unsecured notes that were issued in June 2016 and interest on amounts drawn under our credit facility. Interest expense for fiscal 2018 was primarily associated with the $425.0 million aggregate principal amount of our 3.125 percent senior unsecured notes.
Other expense (income), net. Other expense totaled $6.3 million for the year ended December 31, 2019 as compared to other income of $0.7 million for the year ended December 31, 2018. Other income totaled $4.1 million for the year ended December 31, 2017. The change in other (income) expense, net in 2019 over 2018 was primarily attributed to impairments of $4.1 million associated with our equity investments as well as minority investments losses. The decrease in other income, net in 2018 over 2017 was primarily attributed to increased losses on currency exchange rate fluctuations.
Income taxes. Our income tax provision was $70.3 million, $24.7 million and $171.8 million in 2019, 2018 and 2017, respectively. The effective tax rates for 2019, 2018 and 2017 were 29.1 percent, 8.0 percent and 61.6 percent, respectively. Our effective tax rate in 2019 was higher than the United States Federal tax rate of 21.0 percent mainly due to accruals for settlements with various taxing authorities, state taxes, additional withholding tax due on future distributions of foreign earnings included in the transition tax levied by the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), and higher tax rates on income earned in foreign jurisdictions. These amounts were offset by tax credits generated in the United States and foreign jurisdictions as well as excess tax benefits from stock compensation. Our effective tax rate in 2018 was lower than the United States Federal tax rate of 21.0 percent mainly due to recognition of previously unrecognized tax benefits relating to the European Union state aid recovery, excess tax benefits from stock compensation and a reduction in the accrual for the United States transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items. Our effective tax rate in 2017 was higher than the United States federal tax rate of 35.0 percent mainly due to the Company's estimate of the impact of the Tax Act. Unrecognized tax benefits for intercompany pricing increased in various jurisdictions in 2017, but this was partially offset by excess tax benefits for stock compensation and the mix of lower foreign tax rates.
At December 31, 2019, we had United States tax net operating loss carry-forwards totaling approximately $9.4 million which expire between 2032 and 2039 and are subject to annual limitation under Section 382 of the US Internal Revenue Code. In addition, we have various foreign net operating loss carry-forwards totaling approximately $62.8 million, a portion of which expire between 2019 and 2039 and a portion of which have an indefinite carry-forward period. Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2019, we have determined that a valuation allowance against our deferred tax assets of $2.8 million is required, primarily related to foreign net operating losses and capital losses carried forward. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.3 million (Swedish kroner 3.0 billion).

The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions through the Swedish court system, as necessary.
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

Segment Operating Results
The three reportable operating segments are: Industrial business unit, Government and Defense business unit, and Commercial business unit. The following discusses the operating results of each of our segments for the three year periods ended December 31, 2019, 2018 and 2017, respectively.
Industrial
Industrial business unit operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2019	2018	2017
Revenue	$737.7	$717.9	$672.1
Earnings from operations	240.8	216.9	199.9
Operating margin	32.7%	30.2%	29.7%
Backlog	$189.0	$164.5	$191.5
Industrial business unit revenue increased by 2.8 percent in 2019 compared to 2018. Earnings from operations increased by 11.1 percent in 2019 compared to 2018. The increase in revenue was predominately attributable to strong growth across the cooled cores product lines partially offset by declines in the Integrated Imaging Systems ("IIS") businesses. The increases in earnings from operations and corresponding operating margin were predominately attributable to favorable product mix led by the OEM business and productivity initiatives to improve manufacturing efficiency and decrease product costs across all divisions. The increase in backlog in 2019 compared to 2018 was primarily attributed to a substantial award from a large aerospace and defense customer.
Industrial business unit revenue increased by 6.8 percent in 2018 compared to 2017. Earnings from operations increased by 8.5 percent in 2018 compared to 2017. The increase in both revenue and earnings from operations was predominately attributable to strong growth across the OEM automotive, cooled camera cores, and UAS product lines. The decline in backlog in 2018 compared to 2017 was primarily attributed to productivity initiatives executed during the year to reduce lead times for customer deliveries of our machine vision and volume hand-held product lines.
Government and Defense
Government and Defense business unit operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2019	2018	2017
Revenue	$794.9	$663.4	$629.1
Earnings from operations	207.4	199.7	179.2
Operating margin	26.1%	30.1%	28.5%
Backlog	$434.6	$391.1	$394.5
Government and Defense business unit revenue increased by 19.8 percent in 2019 compared to 2018. Earnings from operations increased 3.9 percent in 2019 compared to 2018. Operating margin decreased 4.0 percent in 2019 compared to 2018. The increase in revenue and earnings from operations was primarily driven by the Aeryon and Endeavor acquisitions during the first quarter of 2019 and increased volumes of unmanned solutions and surveillance systems. The decline in operating margin was primarily due to the inclusion of the operating losses from the same acquisitions noted above. The increase in backlog in 2019 compared to 2018 was primarily driven by the first quarter of 2019 acquisitions as noted above in addition to the timing of orders and subsequent timing of deployment of major programs.
Government and Defense business unit revenue increased by 5.5 percent in 2018 compared to 2017. Earnings from operations increased 11.5 percent in 2018 compared to 2017. The increase in revenue was predominately attributable to strong growth and favorable product mix primarily in the land vertical market. The increase in earnings from operations was primarily due to the revenue growth and favorable product mix changes along with controlled spending. Backlog was relatively flat year over year in 2018 compared to 2017.
Commercial
Commercial business unit operating results are as follows (in millions, except percentages):

	Year Ended December 31,
	2019	2018	2017
Revenue	$354.4	$394.4	$499.2
Earnings from operations	45.7	57.4	56.1
Operating margin	12.9%	14.6%	11.2%
Backlog	$48.9	$46.7	$65.8
Commercial business unit revenue decreased by 10.1 percent in 2019 compared to 2018. Earnings from operations decreased by 20.4 percent in 2019 compared to 2018. The decrease in both revenue and earnings from operations was attributed to volume declines in the OTS business and Maritime product lines during fiscal 2019. Further contributing to this decline was the divestiture of our Consumer and SMB Security business during the first quarter of 2018. Backlog was relatively flat year over year in 2019 compared to 2018.
Commercial business unit revenue decreased by 21.0 percent in 2018 compared to 2017. Earnings from operations increased 2.4 percent in 2018 compared to 2017. The decrease in revenue was primarily due to the divestiture of our Consumer and SMB Security business during the first quarter of 2018, which contributed approximately $140 million of revenue in 2017, partially offset by increased revenues in our Maritime and Intelligent Traffic product lines. The increase in earnings from operations was primarily due to reductions in spending partially offset by reductions in gross margins related to the divestiture of our Consumer and SMB Security business.

Liquidity and Capital Resources
At December 31, 2019, we had a total of $284.6 million in cash and cash equivalents, $77.8 million of which was in the United States and $206.8 million at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2018 of $512.1 million, of which $327.0 million was in the United States and $185.1 million at our foreign subsidiaries. The decrease in cash and cash equivalents in 2019 was primarily due to cash used for business acquisitions of $601.9 million, common stock repurchases of $125.0 million, dividend payments of $91.7 million, and capital expenditures of $44.8 million, partially offset by cash provided from operations of $370.4 million, net proceeds of $254.8 million from our revolving credit facility and long-term debt, and proceeds of $28.4 million from shares issued under our stock compensation plans.
Cash provided by operating activities in 2019 totaled $370.4 million compared to $374.2 million in 2018 and $308.3 million in 2017. The slight decrease in cash provided by operating activities in 2019 compared to 2018 was primarily due to lower net earnings after adding back non-cash adjustments, partially offset by favorable changes in working capital. The increase in cash provided by operations in 2018 compared to 2017 was due to higher net earnings after adding back non-cash adjustments and favorable changes in other current balances, partially offset by changes in accrued income taxes.
Cash used for investing activities for the year ended December 31, 2019 totaled $651.4 million, which primarily consisted of business acquisitions and capital expenditures in the ordinary course of business. Cash used for investing activities for the year ended December 31, 2018 totaled $44.1 million, which primarily consisted of business acquisitions and capital expenditures in the ordinary course of business, partially offset by $25.9 million generated from the sale of our Consumer and SMB Security businesses. Cash used for investing activities for the year ended December 31, 2017 totaled $38.4 million, which primarily consisted of capital expenditures in the ordinary course of business.

Cash provided by financing activities for the year ended December 31, 2019 totaled $54.0 million, which primarily consisted of cash provided from net proceeds from our revolving credit facility and long-term debt, and net proceeds from shares issued under our stock-based compensation plans, partially offset by repurchases of shares of our common stock and the payment of quarterly dividends. Cash used by financing activities for the year ended December 31, 2018 totaled $318.9 million, which primarily consisted of repurchases of common stock and payment of dividends, partially offset by proceeds from share issuances pursuant to our stock plans. Cash used by financing activities for the year ended December 31, 2017 totaled $132.6 million, which primarily consisted of repayment of borrowings under our revolving credit facility and the payment of quarterly dividends, partially offset by proceeds from share issuances pursuant to our stock-based compensation plans.
On February 8, 2011, we entered into a Credit Agreement (“Original Credit Agreement”) with Bank of America, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A. and other Lenders. The Original Credit Agreement provided for a $200 million, five-year revolving line of credit. On April 5, 2013, the Original Credit Agreement was amended to extend the maturity of the revolving credit facility from April 8, 2016 to April 5, 2018, in addition to incorporating a $150 million term loan facility maturing April 5, 2019. On May 31, 2016, the Original Credit Agreement was further amended to increase the borrowing capacity to $500 million and to extend the maturity of the revolving credit facility from April 5, 2018 to May 31, 2021. The amendment also incorporated a revised schedule of fees and interest rates.
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Restated Credit Agreement amended and restated the Company's Original Credit Agreement, dated as of May 31, 2016. The Restated Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.000 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.000 percent per annum. The Restated Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Restated Credit Agreement, we made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Additionally, we repaid in full all outstanding amounts, consisting of revolving loans in an aggregate principal amount of $375.0 million, under the Original Credit Agreement.
We have the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Restated Credit Agreement allows us and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Restated Credit Agreement are determined from the type and tenor of the borrowing and includes loans based on the published term Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.0 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. At December 31, 2019, the borrowing rate on the revolving loan was 3.049 percent per annum, the borrowing rate on the U.S. dollar term loan was 3.195 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.348 percent per annum unadjusted for hedging. The Restated Credit Agreement requires us to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At December 31, 2019, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Restated Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we were in compliance at December 31, 2019. The facilities available under the Restated Credit Agreement are unsecured. The Restated Credit Agreement also contains language providing for the adoption of a LIBOR successor rate consistent with market practice. We are engaged in regular dialogue with our lenders and derivatives counterparties to keep apprised of the proposed successor rates in each of the jurisdictions in which we may have a need to execute a financial transaction. Although progress has been made by the various working groups, we believe it is too early to accurately assess any financial impact of the LIBOR benchmark reform.
To manage the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan facility, we entered into a floored interest rate swap with a Swedish kronor notional amount initially equivalent to $150.0 million. The interest rate swap was designated, and effective, as a cash flow hedge.
We had $10.8 million of letters of credit outstanding under the Restated Credit Agreement at December 31, 2019, which reduced the total availability under the revolving commitments under the Restated Credit Agreement.
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
On February 8, 2017, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization expired on February 8, 2019. On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization will expire on February 7, 2021. During the year ended December 31, 2019, approximately 2.5 million shares have been repurchased under the February 7, 2019 authorization.
As of December 31, 2019 and 2018, we have accrued income tax liabilities of $37.1 million and $44.4 million, respectively, related to the transition tax, which was enacted in 2017 as part of tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The amounts accrued are paid in installments over an eight-year period and will not accrue interest. Due to prior year over payments, no amounts are due within the next twelve months.
As of December 31, 2019, we have undistributed earnings generated after January 1, 2018 by certain foreign subsidiaries of approximately $183.0 million that we intend to indefinitely invest outside the United States and on which we have not recognized deferred tax. Estimating the amount of potential tax is not practicable due to the complexity and variety of assumptions required.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.3 million (Swedish kroner 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
During the three-month period ended September 30, 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of the Company's international subsidiaries is in breach of European Union state aid rules. The Company believes all taxes assessed by Belgium have been paid and has not adjusted unrecognized tax benefits in relation to this matter.
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

Off-Balance Sheet Arrangements
As of December 31, 2019, we do not have any significant off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2019, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$713,794	$33,338	$469,448	$211,008	$—
Operating leases	43,539	11,812	17,629	6,526	7,572
Post-retirement obligations	2,377	280	532	504	1,061
Other obligations	1,125	130	260	260	475
	$760,835	$45,560	$487,869	$218,298	$9,108

Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts. We did not include approximately $254.5 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its remaining unrecognized tax benefits of $20.8 million and, therefore, has not included the related unrecognized tax benefits in the table of contractual obligations as of December 31, 2019. For further detail on unrecognized tax benefits, see Note 16, "Income Taxes," to the Consolidated Financial Statements in Item 8.

Recent Accounting Pronouncements
See Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2019 and 2018, exchange contracts with a notional amount of approximately $444.8 million and $95.9 million, respectively, were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $805.3 million at December 31, 2019. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $80.5 million at December 31, 2019. The potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.
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
See Liquidity and Capital Resources in Item 7 and Note 4, "Derivative Financial Instruments," Note 11, "Credit Agreement," and Note 13, "Long-Term Debt," to the Consolidated Financial Statements in Item 8, for additional information on the Company's interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
FLIR Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. Also, as discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue and the income tax impact of intra-entity transfers of assets in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and Accounting Standards Update 2016-16, Intra-entity Transfers of Assets Other Than Inventory, respectively.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Contingencies associated with Compliance Matters
As discussed in Note 15 to the consolidated financial statements, the Company is involved in various ongoing compliance matters, including compliance with International Traffic in Arms Regulations and export laws and regulations. Such matters required judgment to determine the likelihood of potential loss in consideration of whether a contingent liability and/or disclosure was necessary.
We identified the evaluation of contingencies associated with compliance matters as a critical audit matter. Evaluation of the Company’s judgments regarding a compliance matter, including any required recognition of a liability and/or associated disclosure involved a high degree of subjective auditor judgment. In particular, subjective auditor judgments were required related to consideration of communication with relevant government agencies and precedent in similar matters which impact the expected outcome.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s evaluation of contingencies and related disclosures, including controls over uncertainties impacting the assessment of the expected outcome of a compliance matter. In addition, we assessed the amounts recorded and disclosures made by inquiring of the Company, including members of the Company’s legal department. We obtained and read letters directly from the Company’s internal and external legal counsel that described the nature of outstanding compliance matters. We inspected relevant correspondence between the Company and the governmental agencies related to compliance matters. We considered relevant publicly available information about the Company, its competitors, and the industry in regard to compliance matters of a similar nature to identify precedence in the evaluation of the expected outcome. We evaluated the Company’s disclosures for consistency with our knowledge of its ongoing compliance matters.

Identification and evaluation of uncertain tax positions in certain foreign taxing jurisdictions
As discussed in Notes 1 and 16 of the consolidated financial statements, the Company operates in multiple foreign tax jurisdictions. A tax position is recorded when a determination is made that it is more likely than not the position is sustainable upon examination based on the technical merits of the position.
We identified the Company’s identification and evaluation of uncertain tax positions in certain foreign taxing jurisdictions as a critical audit matter. This critical audit matter required challenging auditor judgment due to the nature and subjectivity of the applicable tax rules and/or their interpretation in each foreign jurisdiction.
The primary procedures performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s tax process, including controls related to the identification of uncertain tax positions and determination of meeting the more likely than not threshold. We inspected external information and correspondence from foreign tax authorities on open tax examinations and tax assessments issued. We inquired with external counsel through confirmations to understand matters, status, and facts relevant to tax positions. We also involved International tax professionals with specialized skills and knowledge in foreign tax law, who assisted in:

–	Inspecting management prepared tax positions and external tax opinion documentation and comparing it to interpretation of tax law;

–	Inspecting other relevant cases and evaluating impact to the Company’s positions;

–
Performing independent evaluation of tax positions and assumptions and comparing the results to the Company’s position, which includes assessing the need for an uncertain tax position liability and disclosure; and

–	Inquiring with external counsel through meetings on the current status and facts of matters which may impact the probability of the outcome of uncertain tax positions.

Evaluation of fair value of certain intangible assets acquired
As discussed in Note 20 to the consolidated financial statements, on January 28, 2019 the Company acquired Aeryon Labs Inc. (Aeryon) and on March 4, 2019 the Company acquired Endeavor Robotics Holdings, Inc. (Endeavor). Both of these transactions were accounted for as business combinations. As a result of the transactions, the Company acquired acquisition date fair value intangible assets of $147.0 million, including $92.7 million for developed technology intangible assets and $28.0 million for Endeavor’s in-process research and development (IPR&D) intangible asset.
We identified the evaluation of fair value of developed technology intangible assets for both acquisitions and Endeavor’s IPR&D intangible asset as a critical audit matter. There was a high degree of subjectivity in evaluating the projected financial information due to the significant estimation in the assumptions about future performance of the acquired businesses. Specifically, the fair value was sensitive to changes to certain assumptions, such as the discrete period projected cash flows, projected revenue attributable to specific technology and IPR&D, technology obsolescence curve, royalty rate, and weighted-average cost of capital (WACC), including the discount rates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process to develop the relevant assumptions, as listed above, including controls related to the review of assumptions. We evaluated the Company’s projected revenue by analyzing actual results and industry data, including market spend expectations. We evaluated the forecasted expenses by comparing to historic actual results. We compared the revenue attributable to intangibles and obsolescence curve to historic lives of the Company’s technology products and compared to other industry data. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

–	Evaluating the royalty rate by comparing to a set of comparable licensing agreements and implying what royalty rate could be supported based on a projected margin of the acquired companies;

–	Evaluating the WACC by developing an independent calculation using publicly available market data and comparing the result to the Company’s WACC; and

–
Evaluating the discount rates by independently developing an internal rate of return (IRR) and weighted average cost of capital (WACC), and reconciling the results to the weighted average return on assets (WARA) calculation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Portland, Oregon
February 27, 2020

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,887,026	$1,775,686	$1,800,434
Cost of goods sold	957,523	875,368	941,658
Gross profit	929,503	900,318	858,776
Operating expenses:
Research and development	204,207	176,281	170,735
Selling, general and administrative	441,937	386,869	373,867
Restructuring expenses	10,099	4,854	625
Loss on sale of business	—	13,708	23,588
Total operating expenses	656,243	581,712	568,815
Earnings from operations	273,260	318,606	289,961
Interest expense	27,711	16,147	16,804
Interest income	(2,651)	(3,901)	(1,764)
Other expense (income), net	6,284	(743)	(4,144)
Earnings before income taxes	241,916	307,103	279,065
Income tax provision	70,319	24,678	171,842
Net earnings	$171,597	$282,425	$107,223

Net earnings per share:
Basic earnings per share	$1.27	$2.05	$0.78
Diluted earnings per share	$1.26	$2.01	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2019	2018	2017

Net earnings	$171,597	$282,425	$107,223
Other comprehensive (loss) income, net of tax:
Change in minimum liability for pension plans, net of tax effects of ($24), ($138) and $477, respectively	(58)	(338)	1,271
Fair value adjustment in interest rate swap contracts, net of tax effects of $265, $0 and $1, respectively	(796)	—	187
Realized gain on interest rate swap contracts reclassified to earnings, net of tax effect of ($121)	—	—	(494)
Unrealized gain (loss) on available-for-sale investments	4	—	(4)
Foreign currency translation adjustments	(16,003)	(35,394)	51,631
Total other comprehensive (loss) income	(16,853)	(35,732)	52,591
Comprehensive income	$154,744	$246,693	$159,814

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$284,592	$512,144
Accounts receivable, net	318,652	323,746
Inventories	388,762	352,107
Prepaid expenses and other current assets	116,728	104,650
Total current assets	1,108,734	1,292,647
Property and equipment, net	255,905	247,407
Deferred income taxes, net	39,983	100,620
Goodwill	1,364,596	904,571
Intangible assets, net	247,514	146,845
Other assets	120,809	89,152
Total assets	$3,137,541	$2,781,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,033	$95,496
Deferred revenue	28,587	32,703
Accrued payroll and related liabilities	72,476	81,118
Accrued product warranties	14,611	15,204
Advance payments from customers	28,005	19,691
Accrued expenses	40,815	41,761
Accrued income taxes	14,735	13,855
Other current liabilities	27,349	16,186
Credit facility	16,000	—
Long-term debt, current portion	12,444	—
Total current liabilities	413,055	316,014
Long-term debt, net of current portion	648,419	421,948
Deferred income taxes	53,544	22,927
Accrued income taxes	55,514	76,435
Other long-term liabilities	95,576	67,132
Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2019 or 2018	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 134,394 and 135,516 shares issued at December 31, 2019 and 2018, respectively, and additional paid-in capital	16,692	1,355
Retained earnings	2,020,686	2,024,523
Accumulated other comprehensive loss	(165,945)	(149,092)
Total shareholders’ equity	1,871,433	1,876,786
Total liabilities and shareholders' equity	$3,137,541	$2,781,242
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance, December 31, 2016	136,334	$12,139	$1,832,138	$(165,951)	$1,678,326

Net earnings	—	—	107,223	—	107,223
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	2,535	47,510	—	—	47,510
Stock-based compensation	—	31,513	—	—	31,513
Dividends paid	—	—	(82,605)	—	(82,605)
Other comprehensive earnings	—	—	—	52,591	52,591
Balance, December 31, 2017	138,869	91,162	1,856,756	(113,360)	1,834,558

Adoption of ASC 606 and ASU 2016-16(1)	—	—	80,280	—	80,280
Net earnings	—	—	282,425	—	282,425
Repurchase of common stock	(4,986)	(136,891)	(106,815)	—	(243,706)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,633	12,896	—	—	12,896
Stock-based compensation	—	34,188	—	—	34,188
Dividends paid	—	—	(88,123)	—	(88,123)
Other comprehensive loss	—	—	—	(35,732)	(35,732)
Balance, December 31, 2018	135,516	1,355	2,024,523	(149,092)	1,876,786

Adjustment of DTA under ASU 2016-16(2)	—	—	3,439	—	3,439
Net earnings	—	—	171,597	—	171,597
Repurchase of common stock	(2,549)	(37,819)	(87,179)	—	(124,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,427	16,425	—	—	16,425
Stock-based compensation	—	36,731	—	—	36,731
Dividends paid	—	—	(91,694)	—	(91,694)
Other comprehensive loss	—	—	—	(16,853)	(16,853)
Balance, December 31, 2019	134,394	$16,692	$2,020,686	$(165,945)	$1,871,433
____________________
(1) See Note 1, "Nature of Business and Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for additional information on the adoption impacts of Accounting Standards Update 2014-09 "Revenue - Revenue from Contracts with Customers" ("ASC 606") and 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16").
(2) The Company recorded an immaterial correction which increased both retained earnings and deferred income taxes related to the Company's adoption of ASU 2016-16.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$171,597	$282,425	$107,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103,132	66,462	71,010
Stock-based compensation	36,689	34,170	31,018
Asset impairment charges	13,666	3,349	—
Loss on net assets held for sale	—	—	23,588
Deferred income taxes	44,934	14,604	25,968
Other, net	4,123	(3,832)	(31,256)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	19,372	29,057	(7,758)
Inventories	(24,360)	17,425	(32,961)
Prepaid expenses and other current assets	(1,744)	(3,427)	1,217
Other assets	1,099	2,663	12,027
Accounts payable	51,752	(22,449)	21,558
Deferred revenue	(6,187)	8,081	(9,220)
Accrued payroll and other liabilities	(8,339)	6,599	17,076
Accrued income taxes	(24,723)	(74,888)	84,352
Other long-term liabilities	(10,639)	13,918	(5,590)
Net cash provided by operating activities	370,372	374,157	308,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(44,794)	(30,773)	(42,109)
Business acquisitions, net of cash acquired	(601,927)	(26,764)	—
Proceeds from sale of assets	6,365	3,017	3,686
Proceeds from sale of business	—	25,920	—
Minority interest and other investments	(11,030)	(15,500)	—
Net cash used by investing activities	(651,386)	(44,100)	(38,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	723,054	—	—
Repayment of credit facility and long-term debt	(468,224)	—	(97,500)
Repurchase of common stock	(124,998)	(243,706)	—
Dividends paid	(91,694)	(88,123)	(82,605)
Proceeds from shares issued pursuant to stock-based compensation plans	28,418	29,124	58,241
Tax paid for net share exercises and issuance of vested restricted stock units	(11,993)	(16,228)	(10,731)
Other financing activities	(523)	(11)	(17)
Net cash provided (used) by financing activities	54,040	(318,944)	(132,612)
Effect of exchange rate changes on cash and cash equivalents	(578)	(18,059)	20,524
Net (decrease) increase in cash and cash equivalents	(227,552)	(6,946)	157,741
Cash and cash equivalents, beginning of year	512,144	519,090	361,349
Cash and cash equivalents, end of year	$284,592	$512,144	$519,090
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies
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
The Company’s goal is to both enable its customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for its shareholders. The Company creates value for its customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and enhancing advanced driver-assistance systems and autonomous driving solutions, as well as a variety of other uses of thermal and other sensing technologies. The Company's business model and range of solutions allow it to sell products to various end markets, including industrial, original equipment manufacturing, military, homeland security, enterprise, infrastructure, and environmental. The Company sells off-the-shelf products in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, the Company's commercial operating model has been developed over time and provides it with a unique ability to adapt to market changes and meet its customers’ needs.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Reclassification
The Company made certain reclassifications to the prior years' financial statements to conform them to the presentation as of and for the year ended December 31, 2019. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.
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
The cumulative translation adjustment included in accumulated other comprehensive earnings (loss) is a loss of $164.4 million and $148.4 million at December 31, 2019 and 2018, respectively. Transaction gains and losses included in other expense (income), net, are net losses of $0.8 million, $1.3 million, and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Revenue recognition
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2014-09 and all the related amendments, "Revenue from Contracts with Customers (ASC 606)", which superseded all prior revenue recognition methods and industry-specific guidance.

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
Revenue includes certain shipping and handling costs and is stated net of third-party agency fees. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold. Revenue is recognized net of allowances for returns and net of taxes collected from customers which are subsequently remitted to governmental authorities.
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
Cash equivalents and restricted cash
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2019 and 2018 were $0.7 million and $200.0 million, respectively, which were primarily investments in money market funds and overnight deposits. Restricted cash includes cash that is subject to a legal or contractual restriction by a third party and restricted as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Company did not have any restricted cash balances at December 31, 2019 and 2018, respectively.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at the amounts the Company expects to collect. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectability of its trade receivables balances based on a combination of factors. If it is determined that a customer will be unable to fully meet its financial obligation, the Company records a specific allowance to reduce the related receivable to the amount expected to be recovered. In addition, in certain instances, the Company also records an allowance based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company considers the principal or most advantageous market in which the asset or liability would transact, and if necessary, considers assumptions that market participants would use when pricing the asset or liability.
The accounting guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Inventories
Inventories are stated at the lower of cost or net realizable value and include materials, labor, and manufacturing overhead. Cost is determined based on a currently adjusted standard cost basis that approximates actual manufacturing cost on a first-in, first-out basis.
Inventory write-downs are recorded when conditions exist to indicate that inventories are likely to be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. When recorded, write-downs reduce the carrying value of the Company’s inventories to their net realizable value and create a new cost-basis in the inventories. Write-downs are reflected in cost of goods sold in the Consolidated Statements of Income. See Note 6, "Inventories" for additional information and discussion on inventory write-downs associated with the Outdoor and Tactical Systems ("OTS") restructuring within the Commercial business unit ("CBU") operating segment recorded during the year ended December 31, 2019 as well as inventory write-downs associated with restructuring actions during the year ended December 31, 2018.
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or net realizable value and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $30.4 million and $35.2 million at December 31, 2019 and 2018, respectively.
Property and equipment
Property and equipment are stated at cost and are depreciated using a straight-line methodology over their estimated useful lives. Repairs and maintenance are charged to expense as incurred.
Goodwill
Effective January 1, 2019, the Company adopted the requirements of ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". Goodwill represents the excess purchase price of an acquired enterprise over the estimated fair value of identifiable net assets acquired. The Company assesses goodwill for potential impairment at the reporting unit level during the third quarter of each year, or whenever events or circumstances indicate that the carrying value of these assets may exceed their fair value. The Company may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. As a result of the adoption of ASU 2017-04, if it is determined that the goodwill is impaired, it is no longer required to compare the implied fair value of the reporting unit goodwill associated with the carrying amount of that goodwill, which is commonly referred to as Step 2.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Goodwill - (Continued)
The Company elects to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. When performing a qualitative assessment, the Company considers factors including, but not limited to, current macroeconomic conditions, industry and market conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance and other events relevant to the entity or reporting unit under evaluation. If, based on the review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, (of if the Company elected to bypass assessing the qualitative factors) the Company would perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
The impairment tests performed in the current year did not indicate an impairment of goodwill in any of the reporting units with the exception of the OTS reporting unit which is part of the CBU operating segment. Based on the assessment of qualitative factors in the fourth quarter, it was determined that it was more likely than not that the fair value was less than the carrying value for the OTS reporting unit. As such, a quantitative impairment test was performed which determined that the fair value of the OTS reporting unit was approximately 63% of its carrying value. As a result, the Company recorded goodwill impairment charges in CBU operating segment during the fourth quarter of fiscal year 2019, which represents the difference between the carrying value and the fair value of the OTS reporting unit. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2018 and 2017. See Note 9, "Goodwill" for additional information and discussion on goodwill impairments associated with the OTS restructuring within CBU operating segment recorded during the year ended December 31, 2019.
Intangible assets
Intangible assets are amortized using the method that best reflects how their economic benefits are utilized, or, if a pattern of economic benefits cannot be reliably determined, are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required. See Note 10, "Intangibles Assets" for additional information and discussion on impairment charges associated with the OTS restructuring within CBU operating segment recognized during the year ended December 31, 2019. The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2018 and 2017.
Impairment of long-lived assets
Long-lived asset groups are reviewed for impairment when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value.
Advertising costs
Advertising costs, including social media, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2019, 2018 and 2017 were $10.7 million, $13.0 million and $19.5 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Minority interest equity investments
The Company holds certain investments in equity instruments of non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company's proportionate share of income or loss is recorded in other expense (income), net in the Consolidated Statement of Income. All other non-marketable equity investments are measured at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes. Prior to 2018, all other non-marketable equity investments were accounted for using the cost method. The Company periodically reviews its equity investments for impairment. During the year ended December 31, 2019, the Company recognized impairments of $4.1 million associated with its equity investments which is included in other expense (income), net in the Consolidated Statement of Income. During the years ended December 31, 2018 and 2017, the Company did not recognize any impairments on its minority interest equity investments. The carrying values of the minority interest equity investments were $19.9 million and $17.1 million at December 31, 2019 and 2018, respectively, and are included in other assets in the Consolidated Balance Sheets.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, the Company estimates the future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control.
The Company is subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company records a benefit on a tax position when it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, the Company measures the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled, using information that is available at the reporting date. The Company reviews its tax positions as circumstances warrant, and update its liability for additional taxes as changes in available facts arise.
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
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Earnings per share - (Continued)

	Year Ended December 31,
	2019	2018	2017
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$171,597	$282,425	$107,223
Denominator for earnings per share:
Weighted average number of common shares outstanding	135,016	137,815	137,456
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,621	2,394	2,190
Diluted shares outstanding	136,637	140,209	139,646

The effect of stock-based compensation awards for the years ended December 31, 2019, 2018 and 2017 that aggregated 33,000, 10,000 and 39,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash paid for:
Interest	$21,544	$14,183	$15,394
Taxes	$52,146	$83,259	$72,340

Stock-based compensation
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and shares expected to be issued under the Company's employee stock purchase plan. Non-vested stock awards (referred to as restricted stock unit awards) are valued based on the fair market value of the Company's stock, discounted for expected dividends, on the date of grant. Restricted stock units containing performance-based vesting criteria are valued on the date of grant based on the fair value of the Company's stock, discounted for expected dividends and an estimate for illiquidity. The estimated discount for illiquidity is relevant for share based awards that require the plan participant to hold the shares for a specified period of time after the award vests and is estimated using the protective put method. The Company recognizes the compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of each award.
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold	$3,704	$3,157	$2,665
Research and development	6,595	6,697	5,068
Selling, general and administrative	26,390	24,316	23,285
Stock-based compensation expense before income taxes	$36,689	$34,170	$31,018

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation - (Continued)
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2019, 2018 and 2017 is as follows (in thousands):

	December 31,
	2019	2018	2017
Capitalized in inventory	$1,122	$1,080	$1,062

As of December 31, 2019, the Company had approximately $59.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately two years.
The fair value of the stock-based awards granted in the years ended December 31, 2019, 2018 and 2017 was estimated with the following weighted-average assumptions:

	2019	2018	2017
Stock option awards:
Risk-free interest rate	—	—	1.8%
Expected dividend yield	—	—	1.6%
Expected term	—	—	6.0 years
Expected volatility	—	—	26.6%
Performance-based restricted stock awards:
Expected dividend yield	1.3%	1.2%	1.6%
Employee stock purchase plan:
Risk-free interest rate	2.0%	2.3%	1.0%
Expected dividend yield	1.3%	1.3%	1.6%
Expected term	6 months	6 months	6 months
Expected volatility	25.0%	26.4%	20.9%
Discount for illiquidity	—	10.5%	10.5%

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
During the years ended December 31, 2019, 2018 and 2017, the Company granted approximately 867,000, 594,000 and 773,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 were $50.45, $52.93 and $36.20 per share, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company granted approximately 158,000, 177,000 and 283,000 performance-based restricted stock units, respectively. These units are earned based upon the Company's return on invested capital over a three year period. The fair value of the performance-based restricted units granted during the years ended December 31, 2019, 2018 and 2017 was $49.57, $52.32 and $35.08 per share, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation - (Continued)
The total fair value of the restricted stock unit awards granted during the year ended December 31, 2019 in the table below of $51.6 million includes $7.8 million of grant date fair value associated with the performance-based restricted stock units. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2018 in the table below of $40.7 million includes $9.2 million of grant date fair value associated with the performance-based restricted stock units. The total fair value of the restricted stock unit awards granted during the year ended December 31, 2017 in the table below of $37.9 million includes $9.9 million of grant date fair value associated with the performance-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Stock option awards:
Weighted average grant date fair value per share	—	$—	$8.55
Total fair value of awards granted	—	$—	$2,824
Total fair value of awards vested	$1,340	$2,529	$4,203
Total intrinsic value of options exercised	$16,124	$24,652	$20,631
Restricted stock unit awards:
Weighted average grant date fair value per share	$50.31	$52.79	$35.90
Total fair value of awards granted	$51,578	$40,675	$37,906
Total fair value of awards vested	$39,287	$48,705	$27,489
Employee stock purchase plan:
Weighted average grant date fair value per share	$11.72	$10.01	$7.66
Total fair value of shares estimated to be issued	$2,399	$1,330	$1,087

The total amount of cash received from the exercise of stock options in the years ended December 31, 2019, 2018 and 2017 was $21.2 million, $23.7 million and $53.5 million, respectively, and the related tax benefits realized from the exercise of the stock options in the years ended December 31, 2019, 2018 and 2017 was $4.8 million, $8.7 million and $3.0 million, respectively.
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
A substantial portion of the Company’s revenue is derived from sales to United States and foreign government agencies (see Note 19, "Operating Segments and Related Information"). The Company also purchases certain key components from sole or limited source suppliers.
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
The following table sets forth the changes in the balances of each component of accumulated other comprehensive earnings (loss) for the year ended December 31, 2019:

	Pension Plans Items	Interest Rate Swap Contracts	Available-For-Sale Items	Foreign Currency Items	Total
Balance, December 31, 2018	$(682)	$—	$(4)	$(148,406)	$(149,092)
Other comprehensive loss before reclassifications, net of tax	(58)	(796)	4	(16,003)	(16,853)
Balance, December 31, 2019	$(740)	$(796)	$—	$(164,409)	$(165,945)

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, "Leases ("ASC 842"). Effective January 1, 2019, the Company adopted ASC 842 and all the related amendments using the modified retrospective method, using the permitted practical expedients, to those contracts still outstanding as of January 1, 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact was the recognition, on a discounted basis, of right-of-use (ROU) assets totaling approximately $31.9 million and lease liabilities totaling approximately $34.2 million under non-cancelable operating leases as of January 1, 2019 and the related new required disclosures. The standard did not have an impact on the Company's consolidated income statements or consolidated statements of cash flows. For additional disclosures required under the new standard, see Note 7, "Leases."
FASB ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Effective January 1, 2019, the Company adopted ASU 2017-04. The amendments in this update simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment also requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard did not have a material impact on the Company's consolidated financial statements.

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
FASB ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). Effective January 1, 2018, the Company adopted ASU 2016-16, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This new standard has been applied on a modified retrospective transition basis with an adjustment to the opening balance of retained earnings in the amount of approximately $79.3 million and $3.4 million as of January 1, 2018 and 2019, respectively.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments ("ASU 2016-13" or "Topic 326"), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. Subsequently, the FASB has issued several amendments to the new standard to clarify the implementation. ASU 2016-13 and all related amendments are effective for interim and annual reporting periods beginning after December 15, 2019 using a modified-retrospective approach. The Company has adopted the standard as of January 1, 2020 and it did not have a material impact to the consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" ("ASU 2018-18"). The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when one participant is a customer, and specifies that a distinct good or service is the unit of account for evaluating whether the transaction is with a customer. The standard also provides some guidance on presentation of transactions not in the scope of ASC 606. The standard is effective for fiscal years beginning after December 15, 2019. The Company has adopted the standard as of January 1, 2020 and it did not have a material impact to the consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.	Nature of Business and Significant Accounting Policies - (Continued)
Recently Issued Accounting Pronouncements - (Continued)
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for: recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company plans to adopt the standard as of January 1, 2021 and is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Note 2.	Revenue
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2019.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of December 31, 2019 and 2018 were $9.4 million and $10.5 million, respectively.
Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2019 and 2018, the contract liability balances totaled $69.1 million and $66.4 million, respectively. These balances included amounts classified as long-term as of December 31, 2019 and 2018 which were of $12.5 million and of $14.0 million, respectively, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $66.6 million of revenue recognized during the twelve month period ended December 31, 2019 was included in the combined contract liability balances as of December 31, 2018.
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
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $235.2 million. The Company expects to recognize revenue on approximately 74 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
The Company had $0.7 million and $200.0 million of cash equivalents at December 31, 2019 and 2018, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s derivative contracts as of December 31, 2019 and 2018 are disclosed in Note 4, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 11, "Credit Agreement," as of December 31, 2019 approximates the carrying value. The fair value of the Company’s senior unsecured notes as described in Note 13, "Long-Term Debt," is approximately $430.1 million and $418.8 million based upon Level 2 inputs at December 31, 2019 and 2018, respectively. The fair value of qualifying observable price changes related to the Company's minority interest equity investments, as discussed in Note 1, "Nature of Business and Significant Accounting Policies," are based on Level 3 inputs. The Company does not have any other significant financial assets or liabilities that are measured at fair value.

Note 4.        Derivative Financial Instruments
The Company's financial position and results of operations are subject to certain financial market risks. The Company regularly assesses these risks and has established risk management practices designed to mitigate the impact of certain foreign currency exchange rate and interest rate risk exposures. The Company does not engage in speculative trading in any financial market.
Foreign Currency Contracts
The Company uses currency forward contracts, not formally designated as hedges, to manage the consolidated exchange rate risk associated with the remeasurement of certain non-functional currency denominated monetary assets and liabilities primarily by subsidiaries that use U.S. dollars, European euros, Canadian dollars, Swedish kronor, Norwegian kroner, Brazilian real and British pound sterling as their functional currency.  Changes in fair value of foreign currency forward contracts are recognized in other expense (income), net at the end of each reporting period. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. At December 31, 2019, the Company’s foreign currency forward contracts, not formally designated as hedges, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.        Derivative Financial Instruments - (Continued)
Foreign Currency Contracts - (Continued)
In addition, the Company manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. The Company manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other expense (income), net using a systematic and rational methodology. Differences between the change in fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income. The change in fair value of the hedging instruments attributable to the hedged risk is reported in other expense (income), net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also included in other expense (income), net. At December 31, 2019, the Company’s foreign currency forward contracts formally designated as fair value hedges, had maturities of three years or less.
Interest Rate Swap
The Company's outstanding debt at December 31, 2019 consists of fixed rate notes and an unsecured credit facility consisting of an unsecured revolving loan facility, an unsecured U.S. dollar term loan and an unsecured Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 11, "Credit Agreement," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR) subject to a floor of zero percent. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to certain floating rate debt through an interest rate swap (“swap”) in which the Company receives floating rate payments subject to a floor of zero percent and makes fixed rate payments. The impact of the swap is to fix the floating rate basis for the calculation of interest on the unsecured Swedish kronor term loan at 0.590 percent. The swap is designated and effective as a cash flow hedge with individual swap cash flows recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive income (loss).
All the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering or maintaining derivative positions.
The following table presents the gross notional amounts of outstanding derivative instruments (in thousands):

	December 31, 2019	December 31, 2018
Derivative instruments designated as cash flow hedges:
Interest Rate Swap	$143,302	$—
Derivative instruments designated as fair value hedges:
Currency Forward Contracts	340,000	—
Derivative instruments not formally designated as hedges:
Currency Forward Contracts	104,835	95,896

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.        Derivative Financial Instruments - (Continued)
Interest Rate Swap - (Continued)
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		December 31,
	Classification	2019	2018
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Interest Rate Swap	Prepaid expense and other current assets	$404	$—
Derivative instruments in liability positions:
Interest Rate Swap	Other current liabilities	453	—
Interest Rate Swap	Other long-term liabilities	1,012	—

Derivative instruments designated as fair value hedges:
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	454	—
Currency forward contracts	Other long-term liabilities	1,189	—

Derivative instruments not formally designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	3,010	431
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	391	951

The following table presents the statement of income classification of derivative instruments (in thousands):

		December 31,
	Classification	2019	2018	2017
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income, net of tax	Accumulated other comprehensive loss	$796	$—	$—
Loss reclassified from other comprehensive income to earnings for the effective portion	Interest expense	656	—	—

Derivative instruments designated as fair value hedges:
Loss recognized in earnings for effective portion	Other expense, net	927	—	—
Loss recognized in other comprehensive income, net of tax	Accumulated other comprehensive loss	716	—	—

Derivative instruments not formally designated as hedges:
Gain (loss) recognized in earnings	Other expense (income), net	1,309	(9,111)	(9,376)

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.        Derivative Financial Instruments - (Continued)
Interest Rate Swap - (Continued)
The carrying amounts of the foreign exchange contracts included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Prepaid Expenses and Other Current Assets	Other Current Liabilities
Foreign exchange contracts	$3,010	$391	$431	$951

Note 5.	Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts. The following table summarizes the Company’s allowance for doubtful accounts and the activity for 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts, beginning of year	$4,284	$7,630	$6,457
Charges to costs and expenses	3,136	879	2,303
Write-offs of uncollectible accounts, net of recoveries	(1,293)	(3,985)	(1,505)
Business disposals	—	(593)	—
Currency translation adjustments	(15)	353	375
Allowance for doubtful accounts, end of year	$6,112	$4,284	$7,630

Note 6.	Inventories
Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw material and subassemblies	$224,239	$214,164
Work-in-progress	44,344	43,096
Finished goods	120,179	94,847
	$388,762	$352,107
During the years ended December 31, 2019 and 2018, the Company recognized inventory write-downs of $5.9 million and $3.3 million, respectively associated with the restructuring activities further discussed in Note 22, “Restructuring .” The inventory write-downs are included in "Cost of goods sold" on the Consolidated Statements of Income.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company did not have any finance leases at December 31, 2019.
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
The components of lease expense were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease expense	$11,925
Short-term lease expense	963
Variable lease expense	1,586
Total lease expense	$14,474
Supplemental cash flow information related to operating leases (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,244
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,210
Supplemental balance sheet information related to operating leases (in thousands):

December 31, 2019
Operating lease right-of-use assets	$35,479
Operating lease liabilities	$39,291
As of December 31, 2019, the weighted average remaining lease term for operating leases was 5.0 years and the weighted average discount rate was 4.02.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Leases - (Continued)
Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$11,812
2021	10,606
2022	7,023
2023	4,132
2024	2,394
Thereafter	7,572
Total lease payments	43,539
Less: imputed interest	(4,248)
Present value of lease liabilities	$39,291
The Company's future minimum lease commitments, net of sub-lease rental income, as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, were as follows (in thousands):

Net Operating Leases
2019	$10,561
2020	8,270
2021	7,283
2022	4,894
2023	2,934
Thereafter	5,911
Total minimum payments	$39,853

Note 8.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2019	2018
Land	—	$21,511	$21,595
Buildings	30 years	167,852	171,406
Machinery and equipment	3 to 7 years	307,530	287,596
Office equipment and other	3 to 10 years	129,127	100,210
		626,020	580,807
Less accumulated depreciation		(370,115)	(333,400)
		$255,905	$247,407

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $44.2 million, $40.6 million and $42.3 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Goodwill
The carrying value of goodwill and the activity for the two year period ending December 31, 2019 are as follows (in thousands):

Balance, December 31, 2017	$909,811
Goodwill from acquisitions	9,228
Currency translation adjustments	(14,468)
Balance, December 31, 2018	904,571
Goodwill from acquisitions	469,446
Goodwill impairment	(6,543)
Currency translation adjustments	(2,878)
Balance, December 31, 2019	$1,364,596

During the year ended December 31, 2019, the Company recorded $469.4 million of goodwill in connection with the purchase price allocation associated with Acyclica, Inc. ("Acylica"), SeaPilot AB ("SeaPilot"), Aeryon, Endeavor and New England Optical Systems, Inc. During the year ended December 31, 2018, the Company recorded $9.2 million of goodwill primarily in connection with the purchase price allocation associated with Fishing Hot Spots and Fishidy. See Note 20, "Business Acquisitions and Divestitures" for additional information on goodwill from acquisitions.
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. During the third quarter of 2019, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary.
During the fourth quarter of fiscal year 2019, the Company approved a plan to restructure the OTS reporting unit within the Commercial Business Unit ("CBU") operating segment. The restructuring will discontinue operations of the thermal and night vision business and refocus strategy on the Personal Vision System (“PVS”) product line in the law enforcement and public safety markets. As a result, the Company revised its outlook and lowered its financial forecast for the OTS business. The Company determined that the above factors are more likely than not to have a significant adverse impact on the OTS reporting unit and therefore an interim goodwill impairment quantitative analysis was performed utilizing both an income and market approach to determine the reporting units' fair value.
The income approach, discounted cash flow method, was performed by calculating the fair value based on future forecasted cash flows discounted back to the present value, including significant judgments related to risk adjusted discount rates, terminal growth rates, and the weighted average cost of capital (“WACC”). The projected cash flows were developed by the Company for planning purposes based on current known business and market conditions as well as future anticipated industry trends. A terminal value growth rate of 2.5% and WACC of 16% were utilized based on industry and macroeconomic indicators as well as estimated risk premiums.
The market approach, guideline public company method, was performed to calculate the fair value of the OTS reporting unit by applying pricing multiples derived from selected publicly traded guideline companies. The Company utilized enterprise/earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples and enterprise/revenue multiples which ranged from low 5.0 to high 20.6, and from low 0.6 to high 4.6, respectively.
Based on the quantitative goodwill impairment test the Company determined that the fair value of the OTS reporting unit, determined using an equal weighting from the income and market approaches, was approximately 63% of its carrying value. As a result, the Company recorded goodwill impairment charges of $6.5 million in CBU operating segment during the fourth quarter of fiscal year 2019, which represents the difference between the carrying value and the fair value of the OTS reporting unit. The Company recorded the goodwill impairment charge in "Selling, general and administrative" in the Company's Consolidated Statements of Income.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.        Intangibles Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2019	2018
Product technology	8 years	$207,511	$117,563
Customer relationships	11 years	67,274	73,260
Trademarks and trade name portfolios	8 years	18,557	7,220
Trade name portfolio not subject to amortization	indefinite	32,076	32,076
In-process research and development	8 years	34,698	1,638
Other	8 years	10,756	6,272
Acquired identifiable intangibles		370,872	238,029
Less accumulated amortization		(124,411)	(93,154)
Net acquired identifiable intangibles		246,461	144,875
Patents	7 years	6,075	6,086
Less accumulated amortization		(5,109)	(4,253)
Net patents		966	1,833
Acquired in-place leases and other	10 years	441	446
Less accumulated amortization		(354)	(309)
Net acquired in-place leases and other		87	137
		$247,514	$146,845

During the year ended December 31, 2019, the Company recorded $159.7 million of identified intangibles assets in connection with the purchase price allocation associated with Acyclica, SeaPilot, Aeryon, Endeavor and New England Optical Systems, Inc. During the year ended December 31, 2018, the Company recorded $6.0 million of identified intangibles assets in connection with the purchase price allocation associated with Fishing Hot Spot and Fishidy. Refer to Note 20, "Business Acquisitions and Divestitures" for further discussion.
During the fourth quarter of fiscal year 2019, the Company recognized an intangible asset impairment charge of $1.2 million. These assets, included in Customer Relationships and Other, were determined not to be recoverable due to a change in their expected future economic benefit associated with the OTS restructuring and strategic shift discussed in Note 9, "Goodwill." The Company recorded the intangible asset impairment charge in "Selling, general and administrative" in the Company's Consolidated Statements of Income.
The aggregate amortization expense recorded in 2019, 2018 and 2017 was $57.5 million, $24.7 million and $27.5 million, respectively. For intangible assets recorded at December 31, 2019, the estimated future aggregate amortization expense for the years ending December 31, 2020 through 2024 is approximately (in thousands):

2020	$47,647
2021	45,589
2022	43,674
2023	40,481
2024	18,961

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Credit Agreement
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Restated Credit Agreement amended and restated the Company's Original Credit Agreement, dated as of May 31, 2016. The Restated Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.000 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.000 percent per annum. The Restated Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Restated Credit Agreement, the Company made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor. Additionally, the Company repaid in full all outstanding amounts, consisting of revolving loans in an aggregate principal amount of $375.0 million, under the Original Credit Agreement.
The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Restated Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Restated Credit Agreement are determined from the type and tenor of the borrowing and includes loans based on the published term Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.000 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. At December 31, 2019, the borrowing rate on the revolving loan was 3.049 percent per annum, the borrowing rate on the U.S. dollar term loan was 3.195 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.348 percent per annum unadjusted for hedging. The Restated Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on its consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At December 31, 2019, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Restated Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which the Company was in compliance at December 31, 2019. The facilities available under the Restated Credit Agreement are unsecured. The Restated Credit Agreement also contains language providing for the adoption of a LIBOR successor rate consistent with market practice. The Company engaged in regular dialogue with its lenders and derivatives counterparties to keep apprised of the proposed successor rates in each of the jurisdictions in which there might be a need to execute a financial transaction. Although progress has been made by the various working groups, the Company believes it is too early to accurately assess any financial impact of the LIBOR benchmark reform.
At December 31, 2019, the Company had $10.8 million of letters of credit outstanding, which reduces the total available revolving credit under the Restated Credit Agreement.
On January 11, 2019, a standby letter of credit, not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant a respite from paying the tax reassessment described in Note 16, "Income Taxes." The outstanding amount of the L/C Agreement was equivalent to approximately $237.2 million at December 31, 2019. Outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Restated Credit Agreement as described above.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity for 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Accrued product warranties, beginning of year	$18,583	$18,052	$20,845
Amounts paid for warranty services	(14,925)	(17,347)	(16,764)
Warranty provisions for products sold	14,616	17,888	14,422
Business acquisition	899	8	—
Currency translation adjustments and other	(29)	(18)	(451)
Accrued product warranties, end of year	$19,144	$18,583	$18,052

Current accrued product warranties, end of year	$14,611	$15,204	$15,024
Long-term accrued product warranties, end of year	$4,533	$3,379	$3,028

Note 13.        Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2019	2018
Unsecured notes	$425,000	$425,000
Credit Agreement	239,552	—
Unamortized discounts and issuance costs	(3,689)	(3,052)
	$660,863	$421,948

Current portion, long-term debt	12,444	—
Long-term debt	$648,419	$421,948
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
As discussed in Note 11, "Credit Agreement," on March 29, 2019, the Company made an initial borrowing of $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor under the Restated Credit Agreement entered into on March 29, 2019. Both term loans amortize at 5.000 percent per annum with the current portion included in current liabilities.

Note 14.	Commitments
Total net rent expense for the years ended December 31, 2019, 2018 and 2017 amounted to $14.8 million, $13.3 million and $13.9 million, respectively. For additional information and future minimum obligations under all non-cancelable leases, refer to Note 7, "Leases."

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the first quarter of fiscal 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018 and 2019, the Company paid $1.0 million and $3.5 million, respectively, of the $15.0 million charge and as of December 31, 2019, the remaining amount payable of $3.5 million and $7.0 million has been recorded in other current liabilities and other long-term liabilities, respectively. The remaining $10.5 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). DDTC and BIS both acknowledged the submissions and, at the request of the agencies, the Company executed tolling agreements for this matter. The DDTC tolling agreement has lapsed; the Company executed a tolling agreement with BIS, and has extended the agreement, suspending the statute of limitations through March 1, 2020. The Company also executed a tolling agreement with the Department of Justice ("DOJ"), and has extended the agreement, suspending the statute of limitations with the DOJ through March 1, 2020. This matter remains under review by DDTC, DOJ, and BIS.
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
At this time, based on available information regarding this proceeding, the Company is unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Contingencies - (Continued)
SkyWatch Product Quality Matters
In March 2016, the Company learned of potential quality concerns with respect to as many as 315 Level III and Level IV SkyWatch Surveillance Towers sold by FLIR and companies acquired by FLIR from 2002 through 2014. The Company notified customers who purchased the affected SkyWatch Towers of the potential concerns and, as a precautionary measure, also temporarily suspended production of all Level III and Level IV SkyWatch Towers pending the completion of its review and the implementation of any necessary remedial measures. The Company identified the cause of these quality issues, notified customers of their option to request repair and modification of their in-field units, and has begun in-field repairs of identified affected units. While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $3.5 million and $10.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $3.5 million in other current liabilities as of December 31, 2019. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Other Matters
The Company is also subject to other legal and administrative proceedings, investigations, claims and litigation arising in the ordinary course of business not specifically identified above. In these identified matters and others not specifically identified, the Company records a liability with respect to a matter when management believes it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. The Company believes it has recorded adequate provisions for any probable and estimable losses for matters in existence on the date hereof. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While the outcome of each of these matters cannot be predicted with certainty, the Company believes the probability is remote that the outcome of each of these matters will individually have a material adverse effect on the Company’s financial position, results of operations or cash flows. The costs to resolve all such matters may in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Income Taxes
Pre-tax earnings by significant geographical locations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$81,695	$165,719	$143,924
Foreign	160,221	141,384	135,141
	$241,916	$307,103	$279,065
The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$5,791	$17,900	$112,673
State	5,895	5,980	5,035
Foreign	9,061	(16,008)	19,689
	20,747	7,872	137,397
Deferred tax expense (benefit):
Federal	11,459	1,273	34,857
State	(719)	235	473
Foreign	38,832	15,298	(885)
	49,572	16,806	34,445
Total income tax provision	$70,319	$24,678	$171,842

Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets, non-current	$39,983	$100,620
Deferred tax liabilities, non-current	(53,544)	(22,927)
Net deferred tax assets	$(13,561)	$77,693

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Income Taxes - (Continued)
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities and allowances	$17,850	$19,783
Tax credit and loss carry-forwards	19,471	30,831
Stock-based compensation	10,660	12,461
Inventory basis differences	11,306	10,749
Deferred revenue	2,869	2,900
Intangible assets	—	20,882
Unremitted earnings of foreign subsidiaries	—	2,121
Other assets	265	1,156
Gross deferred tax assets	62,421	100,883
Valuation allowance	(2,787)	(3,196)
Total deferred tax assets, net	59,634	97,687
Deferred tax liabilities:
Intangible assets	(38,209)	—
Property and equipment	(16,536)	(14,070)
Unremitted earnings of foreign subsidiaries	(13,225)	—
Other liabilities	(5,225)	(5,924)
Total deferred tax liabilities	(73,195)	(19,994)
Net deferred tax assets	$(13,561)	$77,693

At December 31, 2019, the Company had United States tax net operating loss carry-forwards totaling approximately $9.4 million which expire between 2032 and 2039 and are subject to annual limitation under Section 382 of the Internal Revenue Code. The Company also has various foreign net operating loss carry-forwards totaling approximately $62.8 million, a portion of which expire between 2019 and 2039, and a portion of which have an indefinite carry-forward period.
As of December 31, 2019, the Company has determined that a valuation allowance against its deferred tax assets of $2.8 million is required, primarily related to foreign net operating losses and capital losses carried forward. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Income Taxes - (Continued)
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
(Decrease) increase in rates resulting from:
State taxes	2.6	2.5	1.8
Difference between statutory rate and foreign effective rate	2.7	(0.2)	(10.7)
Foreign, federal and state income tax credits	(3.3)	(1.5)	(2.0)
European Union state aid matter	—	(10.8)	0.1
United States transition tax	—	(2.6)	23.8
Tax rate change on deferred items	1.0	—	5.1
Unremitted earnings of foreign subsidiaries	2.3	(0.8)	5.4
Audit settlements	6.7	—	—
Other	(3.9)	0.4	3.1
Effective tax rate	29.1%	8.0%	61.6%

The Company's effective tax rate in 2019 was higher than the United States Federal tax rate of 21.0 percent mainly due to accruals for settlements with various taxing authorities, state taxes, additional withholding tax due on future distributions of foreign earnings included in the transition tax levied by the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), and higher tax rates on income earned in foreign jurisdictions. These amounts were offset by tax credits generated in the United States and foreign jurisdictions as well as excess tax benefits from stock compensation. The Company's effective tax rate in 2018 was lower than the United States Federal tax rate of 21.0 percent mainly due to recognition of previously unrecognized tax benefits relating to the European Union state aid recovery discussed above, excess tax benefits from stock compensation and a reduction in the accrual for the United States transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items. The Company's effective tax rate in 2017 was higher than the United States federal tax rate of 35.0 percent mainly due to the Company's estimate of the impact of the Tax Act. Unrecognized tax benefits for intercompany pricing increased in various jurisdictions in 2017, but this was partially offset by excess tax benefits for stock compensation and the mix of lower foreign tax rates.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $321.3 million (Swedish kroner 3.0 billion). The Company believes the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations and plans to defend the Company's positions through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter.
During the three-month period ended September 30, 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of the Company's international subsidiaries is in breach of European Union state aid rules. The Company believes all taxes assessed by Belgium have been paid and has not adjusted unrecognized tax benefits in relation to this matter.
As of December 31, 2019 and 2018, the Company has accrued income tax liabilities of $37.1 million and $44.4 million, respectively, related to the Tax Act's transition tax which is paid in installments over an eight-year period and will not accrue interest. Due to prior year over payments, no amounts are due within the next twelve months.
As of December 31, 2019, the Company has undistributed earnings generated after January 1, 2018 by certain foreign subsidiaries of approximately $183.0 million that the Company intends to indefinitely invest outside the United States and on which it has not recognized deferred tax. Estimating the amount of potential tax is not practicable due to the complexity and variety of assumptions required.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.        Income Taxes - (Continued)
Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$33,205	$77,275	$51,851
Increases related to current year tax positions	2,602	—	17,264
Increases related to prior year tax positions	2,719	2,229	5,022
Lapse of statute of limitations	(13,371)	(1,558)	(1,260)
Settlements	(4,402)	(40,514)	(986)
Change due to currency translation	—	(4,227)	5,384
Balance, end of year	$20,753	$33,205	$77,275

The unrecognized tax benefits at December 31, 2019 relate to the United States, Belgium, United Kingdom, France and various other foreign jurisdictions, of which $19.5 million would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $10.6 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2019, the Company had $3.9 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.
The Company files United States federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2016 - 2018
State of California	2015 - 2018
State of Massachusetts	2015 - 2018
State of Oregon	2016 - 2018
Sweden	2012 - 2018
United Kingdom	2015 - 2018
Belgium	2012 - 2018

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and non-vested stock awards (referred to as restricted stock unit awards) granted under two plans: the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”). The Company has discontinued issuing awards out of the 2002 Plan but previously granted awards under the 2002 Plan remain outstanding.
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three-year period. Market-based restricted stock unit awards granted during the year ended December 31, 2016 were earned based upon the Company's total shareholder return compared to the total shareholder return of the component company at the 60th percentile level in the S&P 500 Index over a three-year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2016 were earned based upon the Company's return on invested capital over a three-year period. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three-year period. Performance-based restricted stock unit awards granted during the years ended December 31, 2019 and 2018 may be earned based upon a combination of the Company's revenue and operating performance over a three-year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
Information with respect to stock option activity for 2019 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,156	$29.67	4.7
Granted	—	—
Exercised	(763)	30.72
Forfeited	(4)	36.73
Outstanding at December 31, 2019	1,389	$29.08	3.9	$31,947
Exercisable at December 31, 2019	1,348	$28.87	3.8	$31,287
Vested and expected to vest at December 31, 2019	1,387	$29.07	3.9	$31,914

Information with respect to restricted stock unit activity for 2019 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,751	$40.77
Granted	1,028	50.32
Vested	(772)	37.24
Forfeited	(131)	45.92
Outstanding at December 31, 2019	1,876	$47.08

Included in the restricted stock units outstanding at December 31, 2019 were approximately 137,000 vested restricted stock units that were not distributed.
As of December 31, 2019, there were 5,916,000 shares of common stock reserved for future issuance under the stock incentive plans.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Stock-based Compensation - (Continued)
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) which allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year. Shares purchased under the ESPP must be held by employees for a period of at least 18 months after the date of purchase. On April 19, 2019, the Company's shareholders approved the FLIR Systems, Inc. 2019 Employee Stock Purchase Plan ("2019 ESPP"). The final purchase under the 2009 ESPP was on April 30, 2019 and the first offering under the 2019 ESPP commenced on May 1, 2019. The Company reserved 1,500,000 shares of common stock for issuance under the 2019 ESPP. Shares purchased under the 2019 ESPP have no holding period requirements.
There were 169,000 shares issued at the average purchase price of $42.21 during 2019 and 1,404,000 shares remained available under the 2019 ESPP at December 31, 2019 for future issuance. Shares issued for 2019 ESPP purchases are new shares.

Note 18.        Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “401(k) Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows for contributions by the Company. The Company made and expensed matching contributions of $11.3 million, $9.8 million and $8.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Pension Plans
The Company previously provided a Supplemental Executive Retirement Plan (the “SERP”) for certain officers of the Company based in the United States. As of December 31, 2017, the last remaining SERP participant retired. Consequently, during the year ended December 31, 2018, the Company recorded a settlement gain of approximately $0.6 million, primarily associated with the change in projected benefit obligation associated with the adjusted date of expected retirement for the final SERP participant.
In addition, the Company previously offered certain employees outside the United States participation in a defined benefit pension plan that has been curtailed. The projected benefit obligation for the plans was $3.6 million and $3.7 million as of December 31, 2019 and 2018, respectively. The plans funding status was underfunded by $3.6 million and $3.7 million as of December 31, 2019 and 2018, respectively. A pension liability of $1.3 million and $1.2 million as of December 31, 2019 and 2018, respectively, has been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.
For the defined benefit pension plan outside the United States, the discount rates of 1.4 percent and 1.9 percent used during the years ended December 31, 2019 and 2018, respectively, were determined by reference to market yields at the end of the reporting period on high quality corporate bonds with similar maturities matching the duration of the projected benefit obligation.
Benefits expected to be paid under the plans are approximately (in thousands):

2020	$280
2021	274
2022	258
2023	254
2024	250
Five years thereafter	1,061
$2,377

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Other Employee Benefit Plans - (Continued)
Pension Plans - (Continued)
As a result of the benefits no longer accruing under these plans, the remaining components of ongoing pension cost recorded in accumulated other comprehensive (loss) income are deemed to be immaterial. The remaining obligations are recorded in other long-term liabilities.

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
Commercial Business Unit
The Commercial business unit develops and manufactures a wide variety of fixed-mounted visible and thermal imaging cameras and related software for perimeter security in critical infrastructure, enterprise, and smart city vertical markets, electronics and imaging instruments for the recreational and commercial maritime market, automatic incident detection sensors and related data analytics for traffic monitoring and control, and handheld thermal imaging systems for use in a variety of first responder and recreational applications. Products include thermal and visible-spectrum security cameras, and related software and accessories, a full suite of networked marine electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes, traffic cameras, sensors and associated traffic management software, and hand-held thermal imagers.
The following tables present revenue, operating income, and assets for the three segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expenses, excluding general corporate expenses, acquisition related costs, executive transition costs, amortization of purchased intangible assets, purchase accounting adjustments, costs associated with the SkyWatch product remediation, restructuring expenses, asset impairment charges, export compliance matters, loss on sale of business and other charges. Net accounts receivable, inventories and demonstration assets for the operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures, and depreciation are managed on a Company-wide basis.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Operating Segments and Related Information - (Continued)

Operating Segments - (Continued)
Operating segment information is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue—External Customers:
Industrial	$737,656	$717,882	$672,120
Government and Defense	794,941	663,436	629,147
Commercial	354,429	394,368	499,167
	$1,887,026	$1,775,686	$1,800,434
Revenue—Intersegments:
Industrial	$16,510	$19,482	$21,747
Government and Defense	5,507	11,409	11,283
Commercial	19,177	20,056	14,942
Eliminations	(41,194)	(50,947)	(47,972)
	$—	$—	$—
Segment operating income:
Industrial	$240,847	$216,880	$199,903
Government and Defense	207,430	199,702	179,160
Commercial	45,679	57,399	56,066
	$493,956	$473,981	$435,129
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Consolidated segment operating income	$493,956	$473,981	$435,129
Unallocated corporate expenses	(139,555)	(108,940)	(93,564)
Amortization of purchased intangible assets	(57,376)	(24,524)	(27,391)
Asset impairment charges	(13,666)	(3,349)	—
Restructuring expenses	(10,099)	(4,854)	(625)
Loss on sale of business	—	(13,708)	(23,588)
Consolidated earnings from operations	273,260	318,606	289,961
Interest and non-operating expense, net	(31,344)	(11,503)	(10,896)
Consolidated earnings before income taxes	$241,916	$307,103	$279,065

Unallocated corporate expenses include general corporate expenses, acquisition related costs, executive transition costs, purchase accounting adjustments, costs associated with the SkyWatch product remediation and export compliance matters.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Operating Segments and Related Information - (Continued)

Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	December 31,
	2019	2018
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial	$279,352	$266,457
Government and Defense	332,639	307,041
Commercial	125,814	137,560
	$737,805	$711,058
Goodwill:
Industrial	404,476	391,603
Government and Defense	728,697	284,188
Commercial	231,423	228,780
	$1,364,596	$904,571
Total operating segment assets	$2,102,401	$1,615,629

Assets not allocated:
Cash and cash equivalents	$284,592	$512,144
Prepaid expenses and other current assets	86,337	69,445
Property and equipment, net	255,905	247,407
Deferred income taxes	39,983	100,620
Intangible assets, net	247,514	146,845
Other assets	$120,809	$89,152
Total assets	$3,137,541	$2,781,242

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Year Ended December 31,
	2019				2018
	Industrial	Government and Defense	Commercial	Total	Industrial	Government and Defense	Commercial	Total
United States	$392,510	$513,428	$131,256	$1,037,194	$364,443	$420,032	$150,052	$934,527
Europe	130,060	118,301	150,124	398,485	130,901	89,725	156,227	376,853
Asia	157,819	63,717	35,618	257,154	159,150	55,160	40,850	255,160
Middle East/Africa	14,799	90,110	17,843	122,752	18,089	85,726	27,240	131,055
Canada/Latin America	42,468	9,385	19,588	71,441	45,299	12,793	19,999	78,091
	$737,656	$794,941	$354,429	$1,887,026	$717,882	$663,436	$394,368	$1,775,686

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2019	2018
United States	$1,137,375	$720,885
Europe	435,024	446,704
Other foreign	416,425	220,386
	$1,988,824	$1,387,975
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States government	$603,769	$511,094	$466,304

Note 20.	Business Acquisitions and Divestitures
Fishing Hot Spots, Inc.
On March 26, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Fishing Hot Spots, Inc., a privately held technology company, for approximately $7.1 million in cash. During the third quarter of fiscal year 2018, the Company finalized the purchase price allocation and recorded $2.2 million of identified intangible assets and goodwill of $4.7 million in the Commercial business unit.
Fishidy, Inc.
On April 3, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Fishidy, Inc., a privately held startup technology company, for approximately $7.1 million in cash. During the fourth quarter of fiscal year 2018, the Company finalized the purchase price allocation and recorded $3.8 million of identified intangible assets and goodwill of $4.6 million in the Commercial business unit.
Acyclica, Inc.
On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis for approximately $9.7 million in cash, including an estimate for contingent consideration pursuant to the stock purchase agreement. During the third quarter of fiscal year 2019, the Company finalized the purchase price allocation and recorded $2.7 million of net tangible assets and goodwill of $7.0 million in the Commercial business unit.
SeaPilot AB
On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company for approximately $4.7 million in cash. During the third quarter of fiscal year 2019, the Company finalized the purchase price allocation and recorded $1.7 million of net tangible assets and goodwill of $3.0 million in the Commercial business unit.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Business Acquisitions and Divestitures - (continued)
Aeryon Labs, Inc.
On January 28, 2019, the Company completed its acquisition of 100% of the outstanding stock of Aeryon Labs, Inc. ("Aeryon"), a privately held developer of high-performance UAS for the global military, public safety, and critical infrastructure markets for approximately $205.9 million in cash. The acquisition enhances the Company’s domain knowledge in unmanned aerial systems and expands distribution channels in adjacent markets. During the fourth quarter of fiscal year 2019, the Company finalized the purchase price allocation and recorded $44.3 million of identified intangible assets and $161.5 million of goodwill in the Government and Defense business unit.
The allocation of the purchase price for Aeryon is as follows (in thousands):

Cash acquired	$5,145
Other tangible assets and liabilities	6,097
Net deferred taxes	(11,130)
Identified intangible assets	44,292
Goodwill	161,518
Total purchase price	$205,922

The goodwill of $161.5 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. All of the goodwill presented above is not expected to be deductible for tax purposes.
The Company identified $44.3 million of intangible assets. The following table summarizes the acquired intangible assets and their estimated fair values and estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	5.0 years	$32,300
In-process research and development	7.0 years	4,100
Trademarks and trade name	8.0 years	4,050
Backlog	1.0 year	2,842
Other technology	3.0 years	1,000
		$44,292

Acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, in-process research and development, trademarks and backlog. Developed technology represents the economic advantage of having certain technologies in place that lowers manufacturing and operating costs and drives higher margins. In-process research and development consist of unpatented in-process and add-on payload hardware. Trademarks provide value to the marketing or promotion of an entity and its products or services. Backlog represents “pre-sold” business at the date of acquisition, which provides positive earning streams post acquisition that exceed what is required to provide a return on the other assets employed.
The developed technology and in-process research and development were valued using the income approach and relief from royalty method. The trade names and backlog were valued using an income approach method.
Endeavor Robotics Holdings, Inc.
On March 4, 2019, the Company completed its acquisition of 100% of the outstanding stock of Endeavor Robotics Holdings, Inc. ("Endeavor") a privately held developer of tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets for approximately $385.9 million in cash. The acquisition enhances the Company’s offerings in unmanned ground systems and expands distribution channels in adjacent markets. Based on the Company's preliminary purchase price allocation, the Company recorded $102.7 million of intangible assets and $284.0 million of goodwill in the Government and Defense business unit. The final allocation of the purchase price related to tax attributes remains open as we anticipate finalizing calculations for positions to be included on pre-closing tax returns during the first quarter of fiscal year 2020.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Business Acquisitions and Divestitures - (continued)
Endeavor Robotics Holdings, Inc. - (Continued)
The preliminary allocation of the purchase price for Endeavor is as follows (in thousands):

Cash acquired	$6,687
Other tangible assets and liabilities	14,915
Net deferred taxes	(22,394)
Identified intangible assets	102,740
Goodwill	283,983
Total purchase price	$385,931

The goodwill of $284.0 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. All of the preliminary goodwill presented above is not expected to be deductible for tax purposes.
The Company identified $102.7 million of intangible assets. The following table summarizes the acquired intangible assets and their preliminary estimated fair values and estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	5.0 years	$60,400
In-process research and development	9.0 years	28,000
Trademarks and trade name	4.5 years	9,990
Backlog	1.0 year	3,850
Customer contracts	1.0 year	500
		$102,740

Acquisition-date identifiable intangible assets primarily consist of intangibles derived from developed technology, in-process research and development, trademarks and backlog. Developed technology represents the economic advantage of having certain technologies in place that lowers manufacturing and operating costs and drives higher margins. In-process research and development consist of proprietary robot technology. Trademarks provide value to the marketing or promotion of an entity and its products or services. Backlog represents “pre-sold” business at the date of acquisition, which provides positive earning streams post acquisition that exceed what is required to provide a return on the other assets employed.
The developed technology and in-process research and development were valued using the income approach and relief from royalty method. The trade names and backlog were valued using an income approach method.
New England Optical Systems, Inc.
On May 1, 2019, the Company acquired the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of infrared optical assemblies. The transaction consideration includes a $21.9 million cash payment with up to an additional $12.0 million in deferred compensation payable over a two-year period. Based on the Company's preliminary purchase price allocation, the Company recorded $6.4 million of identified intangible assets and $14.0 million of goodwill in the Industrial business unit. All of the preliminary goodwill is expected to be deductible for tax purposes. The final allocation of the purchase price to identified intangible assets, goodwill and related tax attributes is subject to final determination of fair value and is expected to be finalized during the second quarter of fiscal year 2020.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.	Business Acquisitions and Divestitures - (continued)
New England Optical Systems, Inc. - (Continued)
The preliminary allocation of the purchase price for New England Optical Systems, Inc. is as follows (in thousands):

Cash acquired	$15
Other tangible assets and liabilities	1,479
Identified intangible assets	6,400
Goodwill	13,987
Total purchase price	$21,881

The Company identified $6.4 million of intangible assets. The following table summarizes the acquired intangible assets and their preliminary estimated fair values and estimated useful lives (in thousands, except years):

	Estimated Useful Life	Amount
Know how	10.0 years	$3,900
Customer relationship	4.0 years	2,500
		$6,400

The business acquisitions listed above are not significant as defined in Regulation S–X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.
Divestitures of the Consumer and Small and Medium-Sized Security Businesses
On February 6, 2018 the Company sold the Consumer and Small and Medium-sized ("SMB") Security businesses within the Commercial business unit for total cash consideration of approximately $28.8 million. As a result of this combined sale, the Company recognized an approximately pre-tax loss of $13.7 million during the year ended December 31, 2018. This group of assets was previously classified as held for sale during the fourth quarter of 2017, when the Company recorded an approximately pre-tax loss on net assets held for sale of $23.6 million. This disposal does not qualify as discontinued operations and therefore, its operating results are included in the Company’s continuing operations for all periods presented through the date of the sale.

Note 21.	Shareholders' Equity
On February 8, 2017, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization expired on February 8, 2019. On February 7, 2019, the Company’s Board of Directors authorized the repurchase of up to 15.0 million shares of common stock in the open market or through privately negotiated transactions. This authorization will expire on February 7, 2021. During the year ended December 31, 2019, the Company repurchased approximately 2.5 million shares of the Company's common stock through open market transactions under the 2019 authorization. The total cash payments for the repurchase of the Company's common stock during the year ended December 31, 2019 were approximately $125.0 million.
During the year ended December 31, 2019, the Company paid dividends quarterly at the rate of $0.17 per share for a total of $91.7 million. During the year ended December 31, 2018, the Company paid dividends quarterly at the rate of $0.16 per share for a total of $88.1 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22.	Restructuring
The Company has various active restructuring programs focused on reorganization and discontinuation of certain businesses, targeted workforce reductions, and facility consolidation actions. These targeted reductions will enable the Company to better align its resources in areas providing the greatest benefit in the current business environment.
During the years ended December 31, 2019, 2018 and 2017, the Company recorded net pre-tax restructuring charges for these programs totaling approximately $10.1 million, $4.9 million and $0.6 million, respectively, which primarily represent employee termination benefits and costs to consolidate, relocate or discontinue operations. In addition, during the year ended December 31, 2019 the Company incurred goodwill and intangible asset impairment charges totaling approximately $6.5 million and $1.2 million, respectively, related to the restructuring actions. Inventory write-downs associated with the restructuring actions were also incurred and totaled $5.9 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. Refer to Note 9, "Goodwill," Note 10, "Intangibles Assets," and Note 6, "Inventories," for further discussion.
Accrued restructuring balances are recorded as a current liability within “Accrued payroll and related benefits” on the Consolidated Balance Sheets and not deemed material as of December 31, 2019.
In February 2020, the Company initiated a strategy-driven restructuring plan, Project Be Ready, to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities will be consolidated into Project Be Ready.
The Company expects to incur total costs of approximately $40.0 million to $55.0 million related to Project Be Ready, including approximately $20.0 million to $25.0 million of employee separation costs, approximately $5.0 million to $10.0 million of facility consolidation expenses, and approximately $15.0 million to $20.0 million of third party and other costs. The Company estimates that a majority of the cumulative pretax costs will be cash outlays related to employee separation, facility consolidation, and third-party expenses. The Company expects the costs to be recognized beginning in the first quarter of 2020 and continue through 2021.

Note 23.	Subsequent Events
In February 2020, the Company committed to a plan to sell its Raymarine non-thermal maritime electronics business subject to certain conditions of the proposed transaction and customary regulatory approvals.  The business, which is designed and marketed primarily to recreational boaters and light-commercial customers, is being actively marketed and it is the Company’s intention to complete the sale within calendar year 2020. The Company is in the process of evaluating the overall estimated financial impacts.
On February 21, 2020, the Company's Board of Directors declared a quarterly dividend of $0.17 per share on the Company's common stock, payable on March 20, 2020, to shareholders of record as of the close of business on March 6, 2020. The total cash payment of this dividend will be approximately $22.8 million.

QUARTERLY FINANCIAL DATA (UNAUDITED) FLIR SYSTEMS, INC. (In thousands, except per share data)

	Q1	Q2	Q3	Q4
2019
Revenue	$444,736	$481,998	$471,248	$489,044
Gross profit	233,659	233,620	229,587	232,637
Net earnings(1)	61,748	46,118	62,047	1,684
Earnings per share:
Basic earnings per share	$0.46	$0.34	$0.46	$0.01
Diluted earnings per share	$0.45	$0.34	$0.46	$0.01

2018
Revenue	$439,618	$452,707	$434,898	$448,463
Gross profit	217,914	232,551	222,074	227,779
Net earnings(2)	39,195	71,563	73,151	98,516
Earnings per share:
Basic earnings (loss) per share	$0.28	$0.52	$0.53	$0.72
Diluted earnings (loss) per share	$0.28	$0.51	$0.52	$0.71
_______________

(1)
Net earnings for the fourth quarter of 2019 includes discrete tax expense of $23.2 million and $13.7 million of asset impairment charges associated with the Company's restructuring of the OTS business.

(2)
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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
FLIR Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FLIR Systems, Inc.’s and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Portland, Oregon
February 27, 2020

ITEM 9B.	OTHER INFORMATION
On February 26, 2020, the Company initiated a strategy-driven restructuring plan (the “Project Be Ready”) to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives and is expected to continue through 2021. The Company has discontinued certain non-core consumer centric product lines within the Outdoor and Tactical Systems business and has entered a formal process to evaluate divestiture of its Raymarine non-thermal maritime electronics business. In addition, the Company will restructure its business units by consolidating from three business units to two by integrating the remaining businesses within the Commercial business unit into the Industrial business unit beginning in the first quarter of 2020. All previous approved ongoing restructuring activities will be consolidated into Project Be Ready.
The Company currently estimates that it will incur total costs of approximately $40.0 million to $55.0 million related to Project Be Ready, including approximately $20.0 million to $25.0 million of employee separation costs, approximately $5.0 million to $10.0 million of facility consolidation expenses, and approximately $15.0 million to $20.0 million of third party and other costs. The Company estimates that a majority of the cumulative pretax costs will be cash outlays related to employee separation, facility consolidation, and third-party expenses. The Company expects the costs to be recognized beginning in the first quarter of 2020 and continue through 2021. The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Forward-Looking Statements” above.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
On February 21, 2020, the Board of Directors of the Company approved an amended form of restricted stock unit (“RSU”) grant agreement for eligible participants including the Company’s named executive officers under the FLIR Systems Inc. 2011 Stock Incentive Plan, amended. The amended form is attached to this Annual Report on Form 10-K as Exhibit 10.12. The forms of RSU grant agreement was amended to, among other things, provide for (i) accrual of dividend equivalents on the RSUs during the vesting period, to be paid if and when the underlying RSUs vest and (ii) full vesting of awards upon a termination without Cause within 12 months following a Change in Control (as such terms are defined in the form of RSU grant agreement), unless the awards are not assumed in the Change in Control, in which case they will fully vest upon the Change in Control. The terms and conditions of the form of RSU grant agreement will apply unless the grantee participates in the Company's Executive Severance Benefit Plan and/or the Company's Change in Control Severance Plan (the “Severance Plans”), in which case the treatment of awards will be governed by the terms and conditions of the applicable Severance Plan.
This disclosure is intended to satisfy the requirements of Item 5.02 of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and executive officers of the Company is included under “Corporate Governance and Related Matters,” “Management,” “Delinquent Section 16(a) Reports,” and “Audit Committee Report” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Director Compensation” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management” and “Stock Owned by Principal Shareholders” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services is included under “Ratification of Selection of the Independent Registered Public Accounting Firm and Related Information—Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.3
Sixth Amendment to Second Restated Articles of Incorporation of FLIR Systems, Inc., as amended on June 2, 2016 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 9, 2016 (File Number 000-21918))

3.4
Fourth Restated Bylaws of FLIR Systems, Inc., as amended through October 20, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 24, 2016 (File Number 000-21918)).

4.1	Description of FLIR Systems Inc.’s Securities.
4.2
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

10.2	Form of Stock Option Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on May 4, 2007 (File Number 000-21918)). (1)
10.3	Form of Deferred Stock Agreement for 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on May 4, 2007 (File Number 000-21918)). (1)

10.4	FLIR Systems, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 20, 2009 (File Number 000-21918)).(1)
10.5	FLIR Systems, Inc. 2011 Stock Incentive Plan, amended April 25, 2014 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on March 14, 2014 (File Number 000-21918)).(1)
10.6
Form of Stock Option Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.7
Form of Stock Option Agreement (Time-Based Vesting - Outside Directors) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.8
Form of Restricted Stock Unit Agreement (Performance-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 29, 2012 (File Number 000-21918)). (1)

10.9
Form of Restricted Stock Unit Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.11
Form of Restricted Stock Unit Agreement (Market-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.12	Form of Restricted Stock Unit Agreement For Grantees Located Inside the United State for the 2011 Stock Incentive Plan, as amended. (1)
10.13	FLIR Systems, Inc. 2012 Executive Bonus Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed on February 27, 2015 (File Number 000-21918)).(1)
10.14
Underwriting Agreement by and among FLIR Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 3, 2016 (File Number 000-21918)).

10.15
Amended and Restated Employment Agreement between FLIR Systems, Inc. and James J. Cannon dated as of April 24, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 25, 2018 (File Number 000-21918)).(1)

10.16
Change of Control Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 23, 2017 (File Number 000-21918)).(1)

10.17
Offer Letter between FLIR Systems, Inc. and Carol P. Lowe dated as of October 16, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2017 (File Number 002-21918)).(1)

10.18
Letter of Credit Reimbursement Agreement among FLIR Systems, Inc. and Bank of America, N.A., dated December 24, 2018 (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K filed on February 27, 2019 (File Number 000-21918)).

10.19
Separation and Consulting Agreement, dated February 15, 2019, between FLIR Systems, Inc. and Todd M. DuChene (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 19, 2019 (File Number 000-21918)).(1)

10.20	FLIR Systems, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed on March 8, 2019 (File Number 000-21918)).(1)
10.21
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

10.22	Form of Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 22, 2019 (File Number 000-21918)). (1)
10.23	Form of Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 22, 2019 (File Number 000-21918)). (1)
21.0	Subsidiaries of FLIR Systems, Inc.

23.0	Consent of KPMG LLP.
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	This exhibit constitutes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2020.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ CAROL P. LOWE
Carol P. Lowe Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020.

Signature	Title
/S/ JAMES J. CANNON	President, Chief Executive Officer and Director
James J. Cannon

/S/ CAROL P. LOWE	Executive Vice President and Chief Financial Officer
Carol P. Lowe	(Principal Financial Officer)

/S/ TRAVIS B. JOHNSON	Vice President and Corporate Controller
Travis B. Johnson	(Principal Accounting Officer)

/S/ EARL R. LEWIS	Chairman of the Board of Directors
Earl R. Lewis

/S/ JOHN D. CARTER	Director
John D. Carter

/S/ WILLIAM W. CROUCH	Director
William W. Crouch

/S/ CATHERINE A. HALLIGAN	Director
Catherine A. Halligan

/S/ ANGUS L. MACDONALD	Director
Angus L. Macdonald

/S/ MICHAEL T. SMITH	Director
Michael T. Smith

/S/ CATHY A. STAUFFER	Director
Cathy A. Stauffer

/s/ ROBERT S. TYRER	Director
Robert S. Tyrer

/S/ JOHN W. WOOD, JR.	Director
John W. Wood, Jr.

/S/ STEVEN E. WYNNE	Director
Steven E. Wynne