Form 10-Q
period 2020-03-31
FLIR SYSTEMS INC
filed 2020-05-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, there were 130,842,358 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$450,923	$444,736
Cost of goods sold	231,555	210,875
Gross profit	219,368	233,861
Operating expenses:
Research and development	53,847	47,680
Selling, general and administrative	116,242	104,490
Restructuring expenses	20,784	609
Total operating expenses	190,873	152,779
Earnings from operations	28,495	81,082
Interest expense	6,961	5,516
Interest income	(349)	(1,057)
Other (income) expense, net	(1,315)	1,866
Earnings before income taxes	23,198	74,757
Income tax provision	7,774	13,009
Net earnings	$15,424	$61,748

Net earnings per share:
Basic	$0.12	$0.46
Diluted	$0.11	$0.45

Weighted average shares outstanding:
Basic	133,596	135,541
Diluted	134,927	137,165

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net earnings	$15,424	$61,748
Other comprehensive (loss) income, net of tax:
Fair value adjustment on derivatives instruments designated as hedges (net of tax effects of $372 and $269, respectively, for the interest rate swap contracts)	2,753	(807)
Foreign currency translation adjustments	(20,285)	(7,440)
Total other comprehensive loss	(17,532)	(8,247)
Comprehensive (loss) income	$(2,108)	$53,501

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$308,615	$284,592
Accounts receivable, net	301,998	318,652
Inventories	397,526	388,762
Prepaid expenses and other current assets	122,395	116,728
Total current assets	1,130,534	1,108,734
Property and equipment, net	251,421	255,905
Deferred income taxes, net	39,458	39,983
Goodwill	1,328,828	1,364,596
Intangible assets, net	231,953	247,514
Other assets	140,043	120,809
Total assets	$3,122,237	$3,137,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,971	$158,033
Deferred revenue	30,364	28,587
Accrued payroll and related liabilities	76,330	72,476
Accrued product warranties	15,018	14,611
Advance payments from customers	20,964	28,005
Accrued expenses	38,981	40,815
Accrued income taxes	7,450	14,735
Other current liabilities	39,333	27,349
Credit facility	191,000	16,000
Long-term debt, current portion	11,923	12,444
Total current liabilities	589,334	413,055
Long-term debt, net of current portion	636,273	648,419
Deferred income taxes	39,961	53,544
Accrued income taxes	55,497	55,514
Other long-term liabilities	96,592	95,576
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 130,371 and 134,394 shares issued at March 31, 2020, and December 31, 2019, respectively, and additional paid-in capital	1,304	16,692
Retained earnings	1,886,753	2,020,686
Accumulated other comprehensive loss	(183,477)	(165,945)
Total shareholders’ equity	1,704,580	1,871,433
Total liabilities and shareholders' equity	$3,122,237	$3,137,541

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the three months ended March 31, 2020:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2019	$16,692	$2,020,686	$(165,945)	$1,871,433

Net earnings	—	15,424	—	15,424
Repurchase of common stock	(23,371)	(126,629)	—	(150,000)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	580	—	—	580
Stock-based compensation	7,403	—	—	7,403
Dividends paid:
Common stock, $0.17/share	—	(22,728)	—	(22,728)
Other comprehensive income (loss):
Fair value adjustment on interest rate swap contracts	—	—	2,753	2,753
Foreign currency translation adjustment	—	—	(20,285)	(20,285)
Balance, March 31, 2020	$1,304	$1,886,753	$(183,477)	$1,704,580

For the three months ended March 31, 2019:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity

Balance, December 31, 2018	$1,355	$2,024,523	$(149,092)	$1,876,786

Adjustment of DTA under ASU 2016-16(1)	—	3,439	—	3,439
Net earnings	—	61,748	—	61,748
Repurchase of common stock	(16,999)	(7,999)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	8,708	—	—	8,708
Stock-based compensation	8,290	—	—	8,290
Dividends paid:
Common stock, $0.17/share	—	(23,031)	—	(23,031)
Other comprehensive loss:
Fair value adjustment on interest rate swap contracts	—	—	(807)	(807)
Foreign currency translation adjustment	—	—	(7,440)	(7,440)
Balance, March 31, 2019	$1,354	$2,058,680	$(157,339)	$1,902,695
_________________________
(1) The Company recorded an immaterial correction which increased both retained earnings and deferred income taxes related to the Company's adoption of Accounting Standards Update 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16").

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$15,424	$61,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,225	16,662
Stock-based compensation	7,646	8,090
Loss on disposal of assets	2,991	—
Deferred income taxes	(165)	222
Other, net	(3,152)	(1,328)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	12,118	(25,771)
Inventories	(14,453)	(17,472)
Prepaid expenses and other current assets	382	1,944
Other assets	(391)	3,659
Accounts payable	1,592	26,019
Deferred revenue	2,140	(4,531)
Accrued payroll and other liabilities	11,084	(8,057)
Accrued income taxes	(6,259)	(1,722)
Other long-term liabilities	(2,316)	(3,952)
Net cash provided by operating activities	50,866	55,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(12,717)	(9,140)
Proceeds from sale of assets	—	2,973
Business acquisitions, net of cash acquired	—	(579,556)
Minority interest and other investments	—	(5,000)
Net cash used in investing activities	(12,717)	(590,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	175,000	723,054
Repayment of credit facility and long-term debt	(3,021)	(375,000)
Repurchase of common stock	(150,000)	(24,998)
Dividends paid	(22,728)	(23,031)
Proceeds from shares issued pursuant to stock-based compensation plans	1,459	9,721
Tax paid for net share exercises and issuance of vested restricted stock units	(879)	(1,013)
Other financing activities	—	(419)
Net cash (used in) provided by financing activities	(169)	308,314
Effect of exchange rate changes on cash and cash equivalents	(13,957)	(883)
Net increase (decrease) in cash and cash equivalents	24,023	(227,781)
Cash and cash equivalents, beginning of year	284,592	512,144
Cash and cash equivalents, end of period	$308,615	$284,363

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation and Accounting Standards Updates
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The accompanying consolidated financial statements include the accounts of FLIR Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2020.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13" or "Topic 326"): Effective January 1, 2020, the Company adopted ASU 2016-13 using a modified-retrospective approach. The standard changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.
FASB ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" ("ASU 2018-18"): Effective January 1, 2020, the Company adopted ASU 2018-18. The standard clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when one participant is a customer, and specifies that a distinct good or service is the unit of account for evaluating whether the transaction is with a customer. The standard also provides guidance on presentation of transactions not in the scope of ASC 606. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. The ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company plans to adopt the standard as of January 1, 2021 and is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates as well as the impact it may have on its consolidated financial statements.
Reclassifications
The Company made certain reclassifications to the prior years' financial statements and notes to the consolidated financial statements to conform them to the presentation as of and for the three months ended March 31, 2020. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.

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
Revenue includes certain shipping and handling costs and is stated net of third-party agency fees. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Revenue is recognized net of allowances for returns and net of taxes collected from customers which are subsequently remitted to governmental authorities. The Company's products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of the Company's products over a specified period of time, generally twelve to twenty-four months, at no cost to its customers. Warranty liabilities are established at the time that revenue is recognized at levels that represent the Company's estimate of the costs that will be incurred to fulfill those warranty requirements. Provisions for estimated losses on sales or related receivables are recorded when identified. Service revenue is deferred and recognized over the contract period, as is the case for extended warranty contracts, or recognized as services are provided.
See Note 18, "Operating Segments and Related Information - Revenue and Long-Lived Assets by Geographic Area" for information related to the Company’s revenues disaggregated by significant geographical region and operating segment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheet as of March 31, 2020.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of March 31, 2020 and December 31, 2019 were $12.5 million and $9.4 million, respectively.
Contract liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2020 and December 31, 2019, contract liability balances totaled $65.0 million and $69.1 million, respectively. These balances included amounts classified as long-term as of March 31, 2020 and December 31, 2019 which were $13.6 million and $12.5 million, respectively, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $29.6 million of revenue recognized during the three- month period ended March 31, 2020 was included in the combined contract liability balances as of December 31, 2019.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.         Revenue - (Continued)
Remaining Performance Obligations - (Continued)
As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $281.0 million. The Company expects to recognize revenue on approximately 77 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

Note 3.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and non-vested stock awards (referred to as restricted stock unit awards) granted under two plans: the FLIR Systems, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) and the FLIR Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”). The Company has discontinued issuing awards out of the 2002 Plan, but previously granted awards under the 2002 Plan remain outstanding.
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 may be earned based upon the Company's operating margin performance over a three-year period. Performance-based restricted stock unit awards granted during the years ended December 31, 2018 and 2019 may be earned based upon a combination of the Company's revenue and operating performance over a three-year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
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
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$1,067	$847
Research and development	1,677	1,708
Selling, general and administrative	4,902	5,535
Stock-based compensation expense before income taxes	$7,646	$8,090

Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	March 31,
	2020	2019
Capitalized in inventory	$879	$1,279

As of March 31, 2020, the Company had approximately $48.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately 1.9 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$15,424	$61,748
Denominator for earnings per share:
Weighted average number of common shares outstanding	133,596	135,541
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,331	1,624
Diluted shares outstanding	134,927	137,165

The effect of stock-based compensation awards for the three months ended March 31, 2020 and 2019 that aggregated approximately 6,000 and 58,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 5.	Fair Value of Financial Instruments
The Company had $0.6 million and $0.7 million of cash equivalents at March 31, 2020 and December 31, 2019, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s derivative contracts as of March 31, 2020 and December 31, 2019 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Debt," as of March 31, 2020 approximates the carrying value. The fair value of the Company’s senior unsecured notes as described in Note 13, "Debt," was $424.2 million and $430.1 million based upon Level 2 inputs at March 31, 2020 and December 31, 2019, respectively. The fair value of observable price changes related to the Company's minority interest equity investments are based on Level 3 inputs. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
See the discussion of accounting guidance for fair value measurements and the factors used in determining the fair value of financial assets and liabilities as reported in Note 1, "Nature of Business and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 6.        Derivative Financial Instruments
The Company's financial position and results of operations are subject to certain financial market risks. The Company regularly assesses these risks and has established risk management practices designed to mitigate the impact of certain foreign currency exchange rate and interest rate risk exposures. The Company does not engage in speculative trading in any financial market.
Foreign Currency Contracts
The Company uses currency forward contracts, not formally designated as hedges, to manage the consolidated exchange rate risk associated with the remeasurement of certain non-functional currency denominated monetary assets and liabilities primarily by subsidiaries that use U.S. dollars, European euros, Canadian dollars, Swedish kronor, Norwegian kroner, Brazilian real and British pound sterling as their functional currency.  Changes in fair value of foreign currency forward contracts are recognized in other (income) expense, net at the end of each reporting period. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. At March 31, 2020, the Company’s foreign currency forward contracts, not formally designated as hedges, had maturities of three months or less.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Foreign Currency Contracts - (Continued)
In addition, the Company manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. The Company manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other (income) expense, net using a systematic and rational methodology. Differences between the change in fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income. The change in fair value of the hedging instruments attributable to the hedged risk is reported in other (income) expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also included in other (income) expense, net. At March 31, 2020, the Company’s foreign currency forward contracts formally designated as fair value hedges had maturities of three years or less.
Interest Rate Swap
The Company's outstanding debt at March 31, 2020 consists of fixed rate notes and an unsecured credit facility consisting of an unsecured revolving loan facility, an unsecured U.S. dollar term loan and an unsecured Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 13, "Debt," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR) subject to a floor of zero percent. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to certain floating rate debt through an interest rate swap (“swap”) in which the Company receives floating rate payments subject to a floor of zero percent and makes fixed rate payments. The impact of the swap is to fix the floating rate basis for the calculation of interest on the unsecured Swedish kronor term loan at 0.590 percent. The swap is designated and effective as a cash flow hedge with individual swap cash flows recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive (income) loss.
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
The following table presents the gross notional amounts of outstanding derivative instruments (in thousands):

	March 31, 2020	December 31, 2019
Derivative instruments designated as cash flow hedges:
Interest Rate Swap	$131,536	$143,302
Derivative instruments designated as fair value hedges:
Currency Forward Contracts	311,667	340,000
Derivative instruments not formally designated as hedges:
Currency Forward Contracts	119,573	104,835

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Interest Rate Swap - (Continued)
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		March 31,	December 31,
	Classification	2020	2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Interest Rate Swap	Prepaid expense and other current assets	$541	$404
Derivative instruments in liability positions:
Interest Rate Swap	Other current liabilities	566	453
Interest Rate Swap	Other long-term liabilities	1,463	1,012

Derivative instruments designated as fair value hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	8,595	—
Currency forward contracts	Other assets	17,325	—
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	—	454
Currency forward contracts	Other long-term liabilities	—	1,189

Derivative instruments not formally designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	812	3,010
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	9,483	391

The following table presents the statement of income classification of derivative instruments (in thousands):

		Three Months Ended March 31,
	Classification	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive (income) loss, net of tax	Accumulated other comprehensive (income) loss	$1,117	$807
Loss reclassified from other comprehensive (income) loss to earnings for the effective portion	Interest expense	171	—

Derivative instruments designated as fair value hedges:
(Gain) loss recognized in earnings for effective portion	Other (income) expense, net	(22,766)	—
(Gain) loss recognized in income for amount excluded from effectiveness testing	Other (income) expense, net	(1,139)	—
(Gain) loss recognized in other comprehensive (income) loss, net of tax	Accumulated other comprehensive (income) loss	(3,870)	—

Derivative instruments not formally designated as hedges:
(Gain) loss recognized in earnings	Other (income) expense, net	(12,890)	291

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for credit losses of $5.9 million and $6.1 million at March 31, 2020 and December 31, 2019, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw material and subassemblies	$221,768	$224,239
Work-in-progress	52,271	44,344
Finished goods	123,487	120,179
	$397,526	$388,762

Note 9.	Leases
Operating leases are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheets. The Company does not have any finance leases at March 31, 2020.
Most of the Company’s operating leases are for buildings, warehouses and office space. These leases have remaining lease terms of approximately one year to ten years.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating lease expense	$3,022	$2,635
Short-term lease expense	27	246
Variable lease expense	570	514
Total lease expense	$3,619	$3,395
Supplemental balance sheet information related to operating leases is as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$32,488	$35,479
Operating lease liabilities	$36,062	$39,291

Note 10.        Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	March 31,	December 31,
		2020	2019
Land	—	$23,837	$21,511
Buildings	30 years	167,690	167,852
Machinery and equipment	3 to 7 years	306,142	307,530
Office equipment and other	3 to 10 years	127,949	129,127
		625,618	626,020
Less accumulated depreciation		(374,197)	(370,115)
		$251,421	$255,905

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Property and Equipment - (Continued)
Depreciation expense for the three months ended March 31, 2020 and 2019 was $11.8 million and $10.4 million, respectively.
During the three months ended March 31, 2020, the Company disposed of fixed assets with a net book value of $3.0 million and recognized a corresponding loss on disposal of $3.0 million which was included in "Selling, general and administrative" on the Consolidated Statements of Income.

Note 11.	Goodwill
In the first quarter of 2020, the Company completed a business reorganization as part of its “Project Be Ready” restructuring plan which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 20, “Restructuring” for further information on Project Be Ready and Note 18, "Operating Segments and Related Information" for additional information on the two new reportable operating segments.
Goodwill was allocated to identified reporting units using a relative fair value approach. The following table presents changes in the carrying value of goodwill and the activity by reportable segment for the three months ended March 31, 2020 (in thousands):

	Industrial Technologies	Defense Technologies	Consolidated
Balance, December 31, 2019	$635,899	$728,697	$1,364,596
Goodwill from acquisitions	—	(12,617)	(12,617)
Currency translation adjustments	(7,244)	(15,907)	(23,151)
Balance, March 31, 2020	$628,655	$700,173	$1,328,828

In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As a result of a deterioration in macroeconomic conditions driven by COVID-19 as well as Company specific events, which combined resulted in declines to our stock price and market capitalization during the first quarter of 2020, the Company determined it was more likely than not that these factors had a significant adverse impact on its reporting units. An interim quantitative goodwill impairment analysis was performed as of March 31, 2020 and the Company determined that the fair values of its reporting units were greater than their carrying values. As such, no impairment was necessary for any of its reporting units.
See Note 19, "Business Acquisitions and Divestitures" for additional information on goodwill from acquisitions.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $138.9 million and $129.9 million at March 31, 2020 and December 31, 2019, respectively.
The aggregate amortization expense for the three months ended March 31, 2020 and 2019 was $11.9 million and $6.0 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.	Debt
The Company's debt consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Unsecured notes	$425,000	$425,000
Credit Agreement (term loans)	226,536	239,552
Credit Agreement (revolving credit facility)	191,000	16,000
Unamortized discounts and issuance costs	(3,340)	(3,689)
Total debt	$839,196	$676,863
Less: Credit facility	191,000	16,000
Less: Long-term debt, current portion	11,923	12,444
Long-term debt, net of current portion	$636,273	$648,419

In June 2016, the Company issued $425.0 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2016 Notes”). The net proceeds from the issuance of the 2016 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2016 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2016 Notes were used for general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
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
The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined from the type and tenor of the borrowing and includes loans based on the published term Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.000 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. At March 31, 2020, the borrowing rate on the revolving loan was 2.239 percent per annum, the borrowing rate on the U.S. dollar term loan was 2.700 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.552 percent per annum.
The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At March 31, 2020, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which the Company was in compliance at March 31, 2020.
The facilities available under the Credit Agreement are unsecured. The Credit Agreement also contains language providing for the adoption of a LIBOR successor rate in anticipation of the possibility of LIBOR benchmark reform, consistent with market practice. The Company is engaged in regular dialogue with its lenders and derivatives counterparties to keep apprised of the proposed successor rates in each of the jurisdictions in which there may have a need to execute a financial transaction. Although progress has been made by the various working groups, the Company believes it is too early to accurately assess any financial impact of the LIBOR benchmark reform.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.        Debt - (Continued)
To manage the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan facility, the Company entered into a floored interest rate swap with a Swedish kronor notional amount initially equivalent to $150.0 million. The interest rate swap was designated, and effective, as a cash flow hedge.
At March 31, 2020, the Company had $10.9 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.
On January 11, 2019, a standby letter of credit, not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant the original respite from paying the tax reassessment described in Note 17, "Income Taxes." The outstanding amount of the L/C Agreement was equivalent to approximately $224.4 million at March 31, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.

Note 14.	Accrued Product Warranties
The Company generally provides a twelve to twenty-four-month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2020	2019
Accrued product warranties, beginning of period	$19,143	$18,583
Amounts paid for warranty services	(2,003)	(2,776)
Warranty provisions for products sold	2,860	2,414
Business acquisition	—	874
Currency translation adjustments and other	(191)	(37)
Accrued product warranties, end of period	$19,809	$19,058

Current accrued product warranties, end of period	$15,018	$15,747
Long-term accrued product warranties, end of period	$4,791	$3,311

Note 15.	Shareholders' Equity
On February 7, 2019, the Company's Board of Directors authorized the repurchase of up to 15.0 million shares of the Company's outstanding common stock in the open market or through privately negotiated transactions. This authorization will expire on February 7, 2021 and may be suspended or discontinued at any time. During the three months ended March 31, 2020, the Company repurchased approximately 4.1 million shares of the Company's common stock through open market transactions under the 2019 authorization. Total cash payments for the repurchase of common stock during the three months ended March 31, 2020 were $150.0 million. On March 20, 2020, the Company paid a dividend of $0.17 per share on its outstanding common stock to the shareholders of record as of the close of business on March 6, 2020. Total cash payments for dividends during the three months ended March 31, 2020 were $22.7 million.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.	Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018 and 2019, the Company paid $1.0 million and $3.5 million, respectively, of the $15.0 million charge and as of March 31, 2020, the remaining amount payable of $3.5 million and $7.0 million has been recorded in other current liabilities and other long-term liabilities, respectively. The remaining $10.5 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). DDTC and BIS both acknowledged the submissions, and, at the request of the agencies, the Company executed tolling agreements for this matter. The DDTC tolling agreement has lapsed; the Company executed a tolling agreement with BIS, and has extended the agreement, suspending the statute of limitations through June 1, 2020. The Company also executed a tolling agreement with the Department of Justice ("DOJ") which has been extended, suspending the statute of limitations through June 1, 2020. This matter remains under review by DDTC, DOJ, and BIS.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.        Contingencies - (Continued)
SkyWatch Product Quality Matters - (Continued)
While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $3.0 million and $9.6 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $3.0 million in other current liabilities as of March 31, 2020. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

Note 17.	Income Taxes
The provision for income taxes was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Income tax provision	$7,774	$13,009
Effective tax rate	33.5%	17.4%

The effective tax rate for the three months ended March 31, 2020 is higher than the United States Federal tax rate of 21.0 percent mainly due to non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken on prior year tax returns, and state taxes. These amounts were offset partially by benefits related to US export sales and research credits.
As of March 31, 2020 and December 31, 2019, the Company has accrued income tax liabilities of $37.1 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none is expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2021 through 2024.
The Company has not provided United States, state or foreign income taxes for earnings generated after January 1, 2018 by certain subsidiaries outside the United States as management currently intends to reinvest the earnings in operations and other activities outside of the United States indefinitely. Should the Company subsequently elect to repatriate such foreign earnings, the Company would need to accrue and pay state and foreign income taxes, thereby reducing the amount of our cash. United States taxes would generally not be payable due to changes made by the Tax Cuts and Jobs Act.
As of March 31, 2020, the Company had approximately $21.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $10.7 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2020, the Company had $4.3 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheet.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Income Taxes - (Continued)
During the three-month period ended December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $298.8 million (Swedish kronor 3.0 billion). On March 26, 2020, the Company received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. The Company does not agree with the Court’s ruling, continues to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and plans to appeal the decision through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. The Company has received a respite from paying the reassessment until after a decision by the Administrative Appeals Court of Stockholm by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the Company’s appeal will be successful.
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
Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
The Company currently has the following tax years open to examination by major taxing jurisdictions:

Tax Years:
United States Federal	2016-2018
State of California	2015-2018
State of Massachusetts	2015-2018
State of Oregon	2016-2018
Sweden	2012-2018
United Kingdom	2015-2018
Belgium	2012-2018

Note 18.        Operating Segments and Related Information
Operating Segments
The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, evaluates each of its segments’ performance and allocates resources based on revenue and segment operating income. Intersegment revenues are recorded at cost and are eliminated in consolidation. The Company and each of its segments employ consistent accounting policies.
In the first quarter of 2020, the Company completed a business reorganization as part of its "Project Be Ready" restructuring plan which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 20, “Restructuring” for further information on Project Be Ready.
Industrial Technologies Segment
The Industrial Technologies segment develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The segment also develops, manufactures, and services offerings that image, measure, and analyze thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications, imaging payloads for Unmanned Aerial Systems ("UAS"), and machine vision cameras. Additionally, the segment develops, manufactures, and services fixed-mounted visible and thermal imaging cameras and related analytics software for perimeter security, critical infrastructure, recreational and commercial maritime, and traffic monitoring and control. Offerings include thermal imaging cameras, analytics software, gas detection cameras, firefighting cameras, process automation cameras, environmental test and measurement devices, security cameras, marine electronics, and traffic cameras.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Defense Technologies Segment
The Defense Technologies segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The segment also develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, CBRNE detectors, nano-class UAS solutions, and services related to these systems. The segment also produces advanced multi-mission unmanned air and ground based systems serving US Department of Defense and Federal government agencies, public safety, and governmental customers in international markets.
The following tables present revenue, operating income, and assets for the two segments. Operating income as reviewed by the CODM is revenue less cost of goods sold and operating expenses, excluding general corporate expenses, separation, transaction, and integration costs, amortization of acquired intangible assets, restructuring expenses and asset impairment charges, and discrete legal and compliance matters. Net accounts receivable, inventories and demonstration assets for the operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures, and depreciation are managed on a Company-wide basis.
Operating segment information is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue—External Customers:
Industrial Technologies	$276,415	$271,386
Defense Technologies	174,508	173,350
	$450,923	$444,736
Revenue—Intersegments:
Industrial Technologies	$2,702	$4,586
Defense Technologies	1,834	1,512
Eliminations	(4,536)	(6,098)
	$—	$—
Segment operating income:
Industrial Technologies	$64,265	$69,019
Defense Technologies	33,154	46,890
	$97,419	$115,909
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Consolidated segment operating income	$97,419	$115,909
Unallocated corporate expenses	(36,244)	(28,290)
Amortization of purchased intangible assets	(11,896)	(5,928)
Restructuring expenses	(20,784)	(609)
Consolidated earnings from operations	28,495	81,082
Interest and non-operating expenses, net	(5,297)	(6,325)
Consolidated earnings before income taxes	$23,198	$74,757

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
Unallocated corporate expenses include general corporate expenses, separation, transaction, and integration costs, amortization of acquired intangible assets, restructuring expenses and asset impairment charges, and discrete legal and compliance matters.
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial Technologies	$368,199	$405,166
Defense Technologies	360,791	332,639
	$728,990	$737,805
Goodwill:
Industrial Technologies	628,655	635,899
Defense Technologies	700,173	728,697
	$1,328,828	$1,364,596
Total operating segment assets	$2,057,818	$2,102,401

Assets not allocated:
Cash and cash equivalents	$308,615	$284,592
Prepaid expenses and other current assets	92,929	86,337
Property and equipment, net	251,421	255,905
Deferred income taxes	39,458	39,983
Intangible assets, net	231,953	247,514
Other assets	140,043	120,809
Total assets	$3,122,237	$3,137,541

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31, 2020
	Industrial Technologies	Defense Technologies	Total
United States	$103,337	$115,947	$219,284
Europe	65,335	19,476	$84,811
Asia	73,387	11,864	$85,251
Middle East/Africa	18,027	25,128	$43,155
Canada/Latin America	16,329	2,093	$18,422
	$276,415	$174,508	$450,923

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Three Months Ended March 31, 2019
	Industrial Technologies	Defense Technologies	Total
United States	$133,422	$109,304	$242,726
Europe	73,864	26,596	100,460
Asia	41,393	17,386	58,779
Middle East/Africa	9,865	17,407	27,272
Canada/Latin America	12,842	2,657	15,499
	$271,386	$173,350	$444,736
Long-lived assets consist of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31,	December 31,
	2020	2019
United States	$1,122,056	$1,137,375
Europe	418,747	435,024
Other foreign	411,442	416,425
	$1,952,245	$1,988,824
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States government	$132,149	$137,493

Note 19.	Business Acquisitions and Divestitures
Business Acquisitions
Acyclica, Inc. On September 10, 2018, the Company acquired 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis for approximately $9.7 million in cash, including an estimate for contingent consideration pursuant to the stock purchase agreement. During the third quarter of fiscal year 2019, the Company finalized the purchase price allocation and recorded $2.7 million of net tangible assets and goodwill of $7.0 million in the Industrial Technologies segment.
SeaPilot AB. On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company for approximately $4.7 million in cash. During the third quarter of fiscal year 2019, the Company finalized the purchase price allocation and recorded $1.7 million of net tangible assets and goodwill of $3.0 million in the Industrial Technologies segment.
Aeryon Labs Inc. On January 28, 2019, the Company acquired 100% of the outstanding stock of Aeryon Labs, Inc. ("Aeryon"), a privately held developer of high-performance UAS for the global military, public safety, and critical infrastructure markets for approximately $205.9 million in cash. The acquisition enhances the Company’s domain knowledge in unmanned aerial systems and expands distribution channels in adjacent markets. During the fourth quarter of fiscal year 2019, the Company finalized the purchase price allocation and recorded $44.4 million of net tangible assets and goodwill of $161.5 million in the Defense Technologies segment.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.	Business Acquisitions and Divestitures - (Continued)
Business Acquisitions - (Continued)
Endeavor Robotics Holdings, Inc. On March 4, 2019, the Company acquired 100% of the outstanding stock of Endeavor Robotics Holdings, Inc. ("Endeavor"), a privately held developer of tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets for approximately $385.9 million in cash. The acquisition enhances the Company’s offerings in unmanned ground systems and expands distribution channels in adjacent markets. During the first quarter of fiscal year 2020, the Company completed the tax assessment for the short–period return that resulted in a goodwill adjustment of $12.6 million. Accordingly, the Company finalized the purchase price allocation and recorded $102.7 million of identified intangible assets and $271.4 million of goodwill in the Defense Technologies segment.
The final allocation of the purchase price for Endeavor is as follows (in thousands):

Cash acquired	$6,687
Other tangible assets and liabilities	14,915
Net deferred taxes	(9,776)
Identified intangible assets	102,740
Goodwill	271,365
Total purchase price	$385,931

The goodwill of $271.4 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. All of the goodwill presented above is not expected to be deductible for tax purposes.
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
New England Optical Systems, Inc. On May 1, 2019, the Company acquired 100% of the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of infrared optical assemblies. The transaction consideration included a $21.9 million cash payment with up to an additional $12.0 million in deferred compensation payable over a two-year period. During the first quarter of fiscal year 2020, the Company finalized the purchase price allocation and concluded that there were no changes to the previously recorded $6.4 million of identified intangible assets and $14.0 million of goodwill in the Industrial Technologies segment as presented in Note 20, "Business Acquisitions and Divestitures" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All of the goodwill is expected to be deductible for tax purposes.

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
Divestiture of Raymarine
In February 2020, the Company announced a plan to sell its Raymarine non-thermal maritime electronics business, subject to certain conditions of the proposed transaction and customary regulatory approvals. Since that announcement, global economic impacts and market uncertainties from the COVID-19 pandemic have intensified and therefore, the Company has suspended its efforts to sell the business.

Note 20.     Restructuring
In the first quarter of 2020, the Company initiated a strategy-driven restructuring plan, Project Be Ready, to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities have been consolidated into Project Be Ready.
The Company expects to incur total costs of approximately $40.0 million to $55.0 million related to Project Be Ready, including approximately $20.0 million to $25.0 million of employee separation costs, approximately $5.0 million to $10.0 million of facility consolidation expenses, and approximately $15.0 million to $20.0 million of third party and other costs. The Company estimates that a majority of the cumulative pretax costs will be cash outlays related to employee separation, facility consolidation, and third-party expenses and that the costs will continue through 2021.
Restructuring expenses related to Project Be Ready were as follows (in thousands):

	March 31,	March 31,
	2020	2019
Employee separation costs	$10,465	$—
Lease consolidation expenses	204	—
Third party and other costs	10,115	—
Total Restructuring Program Expenses	$20,784	$—

During the three months ended March 31, 2020, the Company recognized a total of $20.8 million of expense in connection with Project Be Ready which have been recorded in “Restructuring Expenses” on the Consolidated Statements of Income.
The restructuring liability related to this program was as follows (in thousands):

	Employee separation costs	Lease consolidation expenses	Third party and other costs	Total
Balance at December 31, 2019	$1,343	$339	$2,441	$4,123
Accrual and accrual adjustments	10,465	204	10,115	20,784
Cash payments	(1,685)	(119)	(4,181)	(5,985)
Balance at March 31, 2020	$10,123	$424	$8,375	$18,922

During the three months ended March 31, 2019, the Company recognized $0.6 million of expense in connection with other restructuring activities not associated with Project Be Ready which have been recorded in “Restructuring Expenses” on the Consolidated Statements of Income.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 21.	Subsequent Events
On April 30, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock, payable on June 5, 2020, to shareholders of record as of the close of business on May 22, 2020. The total cash payment of this dividend will be approximately $22.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19
On January 30, 2020, the World Health Organization declared the recent coronavirus disease 2019 (“COVID-19”) outbreak as a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments.
The health and safety of our employees across the globe remain our top priority during this crisis. We have enacted stringent safety protocols to protect our employees and ensure we continue to service our customers. We initiated a site entry restriction policy for external visitors to our facilities. We have also developed contingency plans for staggered work schedules designed to reduce the number of employees working at a given time. We are regularly deep cleaning our facilities, advising all employees to follow safe hygiene practices, and requiring employees to stay home if they have any of the known symptoms or have come into contact with people who have tested positive for COVID-19. We have also implemented a global employee travel ban and allowed employees to work remotely if they are able to do so.
The outbreak did not have a material impact on our consolidated financial results in the first quarter of 2020. However, during the quarter the Industrial Technologies segment did experience heightened demand for its Elevated Skin Temperature (“EST”) cameras as a result of the COVID-19 pandemic, which are being deployed to help prevent the spread of the virus, partially offset by lower volume in maritime products, security products and cooled cameras and components. These trends are likely to affect the -segment’s results in subsequent quarters, although it is not yet possible to estimate the longer-term effects of the pandemic on demand for EST screening technology and other products.
We continue to monitor the rapidly evolving situation related to COVID-19. The extent to which COVID-19 impacts our operations or financial results will further depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken by governments, businesses and individuals to contain the virus or address its impact, new information which may emerge concerning the severity or treatability of the virus, and the extent of the economic downturn resulting from the response to the virus, among others.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR” or the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements, including management’s expectations regarding the Company’s ability to keep manufacturing facilities operational, the ability of the Company to rely on existing suppliers and vendors in its supply chain and management’s expectations to be able to mitigate future disruptions to the Company’s business operations are based on current expectations, estimates, and projections about FLIR’s business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” section in Part II, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as the following:

•	risks related to United States government spending decisions and applicable procurement rules and regulations;

•	negative impacts to operating margins due to reductions in sales or changes in product mix;

•	impairments in the value of tangible and intangible assets;

•	unfavorable results of legal proceedings;

•
risks associated with international sales and business activities, including the regulation of the export and sale of our products worldwide and our ability to obtain and maintain necessary export licenses, as well as the imposition of significant tariffs or other trade barriers;

•	risks related to subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing;

•	risks related to currency fluctuations;

•	adverse general economic conditions or volatility in our primary markets;

•	our ability to compete effectively and to respond to technological change;

•	risks related to product defects or errors;

•	our ability to protect our intellectual property and proprietary rights;

•	cybersecurity and other security threats and technology disruptions;

•	our ability to successfully manage acquisitions, investments and divestiture activities and integrate acquired companies;

•	our ability to achieve the intended benefits of our strategic restructuring;

•	our ability to attract and retain key senior management and qualified technical, sales and other personnel;

•	risks to our supply chain, production facilities or other operations, and changes to general, domestic, and foreign economic conditions, due to the COVID-19 pandemic; and

•	other risks discussed from time to time in filings and reports filed with the Securities and Exchange Commission.
In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and except as required by law, the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this release, or for changes made to this document by wire services or internet service providers, whether as a result of new information, future events, or otherwise.

Consolidated Operating Results
The following discussion of operating results provides an overview of our operations by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations, or operating income, (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and no revenue has been recognized. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be delayed or canceled at the customer's discretion. Further, due to the COVID-19 pandemic, as described above within “Impact of COVID-19,” we are unsure how future results will compare to historic trends in the conversion of backlog to revenue.
Revenue. Consolidated revenue for the three months ended March 31, 2020 totaled $450.9 million, compared to $444.7 million for the three months ended March 31, 2019, reflecting an increase of 1.4 percent. The revenue increase was primarily attributable to heightened demand for Elevated Skin Temperature cameras in Industrial Technologies as a result of the COVID-19 pandemic and contributions of unmanned revenue from the Aeryon Labs and Endeavor Robotics acquisitions in Defense Technologies. These increases were partially offset by lower volume in maritime products, security products, and cooled cameras and components in Industrial Technologies and the completion of certain contracts that contributed to revenue in the prior quarter in Defense Technologies.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. We currently expect total annual revenue for 2020 to be higher than 2019 revenue, however, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 51.4 percent and 45.4 percent of total revenue for the three months ended March 31, 2020 and 2019, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2020 were $231.6 million compared to cost of goods sold of $210.9 million for the three months ended March 31, 2019. The cost of goods sold increase was primarily attributable to an increase in Defense Technologies due to the Aeryon Labs and Endeavor Robotics acquisitions.
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
Gross profit. Gross profit for the three months ended March 31, 2020, was $219.4 million, compared to $233.9 million for the three months ended March 31, 2019. Gross margin, defined as gross profit divided by revenue, decreased from 52.6 percent in the three months ended March 31, 2019 to 48.6 percent in the three months ended March 31, 2020. The gross margin decrease was primarily attributable to increases in intangible asset amortization and product mix in Defense Technologies.
Research and development expenses. Research and development expenses for the three months ended March 31, 2020 totaled $53.8 million, compared to $47.7 million for the three months ended March 31, 2019. Research and development expenses as a percentage of revenue were 11.9 percent for the three months ended March 31, 2020 and 10.7 percent for the three months ended March 31, 2019. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2019, our annual research and development expenses have varied between 8.5 percent and 10.8 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended March 31, 2020 were $116.2 million, compared to $104.5 million for the three months ended March 31, 2019. Selling, general, and administrative expenses as a percentage of revenue were 25.8 percent and 23.5 percent for the three months ended March 31, 2020 and 2019, respectively. The increases in selling, general, and administrative expenses were primarily attributable to increases in intangible asset amortization, consent agreement costs and deferred compensation costs.
Restructuring. In the first quarter of 2020, we initiated a strategy-driven restructuring plan, Project Be Ready, to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities have been consolidated into Project Be Ready. We recorded net pre-tax restructuring charges for these programs during the three months ended March 31, 2020 of $20.8 million which primarily represent employee separation costs and third party and other costs. Refer to Note 20, "Restructuring" of the Notes to the Consolidated Financial Statements for further discussion.
Interest expense. Interest expense for the three months ended March 31, 2020, was $7.0 million, compared to $5.5 million for the three months ended March 31, 2019. Interest expense for the three-month period in 2020 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and interest on amounts drawn under our credit facility. Interest expense for the same period in 2019 was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes.
Income taxes. Our income tax provision of $7.8 million for the three months ended March 31, 2020 represents an effective tax rate of 33.5 percent. Our income tax provision for the three months ended March 31, 2019 was $13.0 million, which represented an effective tax rate of 17.4 percent. The effective tax rate for the three months ended March 31, 2020 is higher than the United States Federal tax rate of 21 percent mainly due to non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken on prior year tax returns, and state taxes. These amounts were offset partially by benefits related to US export sales and research credits.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $298.8 million (Swedish kronor 3.0 billion). On March 26, 2020, the Company received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. The Company does not agree with the Court’s ruling, continues to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and plans to appeal the decision through the Swedish court system, as necessary. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. The Company has received a respite from paying the reassessment until after a decision by the Administrative Appeals Court of Stockholm by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the Company’s appeal will be successful.
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
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. The CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Segment Operating Results
In the first quarter of 2020, the Company completed a business reorganization as part of its "Project Be Ready" restructuring program which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 18, “Operating Segments and Related Information,” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues. See Note 20, “Restructuring” for further information on Project Be Ready.
Industrial Technologies Segment
Industrial Technologies operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019
Revenue	$276.4	$271.4
Segment operating income	$64.3	$69.0
Segment operating margin	23.2%	25.4%
Total backlog, end of period	$330.0	$257.2
Industrial Technologies revenues for the three months ended March 31, 2020 of $276.4 million increased by $5.0 million, or 1.9 percent compared to the prior year quarter. The revenue increase was primarily attributable to heightened demand for Elevated Skin Temperature ("EST") cameras as a result of the COVID-19 pandemic, partially offset by lower volume in maritime products, security products, and cooled cameras and components. Segment operating income for the three months ended March 31, 2020 was $64.3 million, compared to $69.0 million in the prior year quarter. Segment operating margin decreased to 23.2 percent from 25.4 percent in the prior year quarter, primarily attributable to a non-cash loss on disposal of equipment and product mix. Total backlog at March 31, 2020 was $330.0 million, reflecting an increase of 28.3 percent from the year prior quarter, primarily as a result of increased orders for EST cameras.
Defense Technologies Segment
Defense Technologies operating results are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019
Revenue	$174.5	$173.4
Segment operating income	$33.2	$46.9
Segment operating margin	19.0%	27.0%
Total backlog, end of period	$529.3	$578.8
Defense Technologies revenues for the three months ended March 31, 2020 of $174.5 million increased by $1.1 million, or 0.6 percent compared to the prior year quarter. The revenue increase was primarily attributable to contributions of unmanned revenue from the Aeryon Labs and Endeavor Robotics acquisitions, partially offset by the completion of certain contracts that contributed to revenue in the prior year quarter. Segment operating income for the three months ended March 31, 2020 was $33.2 million, compared to $46.9 million in the prior year quarter. Segment operating margin decreased to 19.0 percent from 27.0 percent in the prior year quarter, primarily attributable to product mix and an increase in research and development expenses. Total backlog at March 31, 2020 was $529.3 million, reflecting a decrease of 8.6 percent from the prior year quarter, primarily as a result of order and subsequent deployment timing for a few major programs.

Liquidity and Capital Resources
Overview
At March 31, 2020, we had a total of $308.6 million in cash and cash equivalents, $76.4 million of which was in the United States and $232.2 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2019, of $284.6 million, of which $77.8 million was in the United States and $206.8 million at our foreign subsidiaries.
At March 31, 2020 and December 31, 2019, we had outstanding debt of $839.2 million and $676.9 million, respectively, which consists of unsecured term loans and borrowings under the revolving credit facility that we entered into during 2019 (collectively referred to as the Credit Agreement) and convertible senior unsecured notes. See Note 13, "Debt" of the Notes to the Consolidated Financial Statement for more details. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we were in compliance at March 31, 2020.
We had $10.9 million of letters of credit outstanding under the Credit Agreement at March 31, 2020, which reduced the total availability under the revolving commitments under the Credit Agreement.
On January 11, 2019, a standby letter of credit not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant the original respite from paying the tax reassessment described in Note 17, "Income Taxes" of the Notes to the Consolidated Financial Statement. The outstanding amount of the L/C Agreement was equivalent to approximately $224.4 million at March 31, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.
On February 7, 2019, our Board of Directors authorized the repurchase of up to 15.0 million shares of our outstanding common stock in the open market or through privately negotiated transactions. This authorization will expire on February 7, 2021 and may be suspended or discontinued at any time. During the three months ended March 31, 2020, a total of approximately 4.1 million shares have been repurchased under the February 7, 2019 authorization. On March 20, 2020, the Company paid a dividend of $0.17 per share on its outstanding common stock to the shareholders of record as of the close of business on March 6, 2020. Total cash payments for dividends during the three months ended March 20, 2020 were $22.7 million. We expect to continue to provide returns to stockholders in the form of quarterly dividends, however, in order to preserve liquidity, we temporarily paused stock repurchase activity.
We believe that our existing cash combined with the cash we anticipate generating from operating activities, and our available credit facilities and financing available from other sources will be sufficient to meet our cash requirements for the next twelve months. However, as the impact of the COVID-19 pandemic on the global economy and our operations evolve, we will continue to assess our liquidity needs. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions, including the refinancing of outstanding indebtedness. In addition to the acquisitions and divestiture disclosed elsewhere, we have evaluated and expect to continue to evaluate possible transactions. Such transactions may be material and involve cash, our securities or the assumption or incurrence of additional indebtedness.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$50,866	$55,511
Net cash used in investing activities	(12,717)	(590,723)
Net cash (used in) provided by financing activities	(169)	308,314

Net cash provided by operating activities decreased $4.6 million for the three months ended March 31, 2020, when compared to the prior year quarter, primarily due to lower net earnings after adding back non-cash adjustments.
Net cash used in investing activities decreased $578.0 million for the three months ended March 31, 2020, when compared to the prior year quarter, primarily due to cash paid for business acquisitions in the prior year quarter.
Net cash used in financing activities increased $308.5 million for the three months ended March 31, 2020, when compared to the prior year quarter, primarily due to lower net proceeds from our revolving credit facility and long-term debt and an increase in repurchases of common stock.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Pronouncements
For a discussion of these items, see Note 1, "Basis of Presentation and Accounting Standards Updates" of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See Management's Discussion and Analysis and the discussion of critical accounting policies and use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 15, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first three months ended March 31, 2020.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the three months ended March 31, 2020. The Company borrowed an additional $175.0 million under the revolving credit facility during the three months ended March 31, 2020. See Note 13, "Debt," of the Notes to the Consolidated Financial Statements.

Contingencies
See Note 16, "Contingencies," of the Notes to the Consolidated Financial Statements for the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers, among other matters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2020, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the following:
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
See Note 6, "Derivative Financial Instruments - Interest Rate Swap," and Note 13, "Debt," of the Notes to the Consolidated Financial Statements and Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information on the Company's interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 16, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

ITEM 1A.    RISK FACTORS
The following updates and supplements the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and should be read in conjunction with the risk factors in the 2019 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 Form 10-K which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Form 10-K, and the risk factor disclosure in the 2019 Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the updated risk factor set forth below. Except as set forth below, there have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition
On January 30, 2020, the World Health Organization declared the recent coronavirus disease 2019 (“COVID-19”) outbreak as a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments. The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition is uncertain and difficult to predict, but the COVID-19 pandemic could cause sudden, significant disruptions in our business operations, including the following:

•
We have experienced and may continue to experience disruptions in our supply chain from the actions of governments or businesses intended to contain or slow the spread of the virus, such as closing factories or other operations that produce components necessary for our products, quarantining individuals around major commercial hubs, and/or restricting the transportation of goods and services.

•
We may experience significant workplace disruptions as a result of employees in our production facilities becoming sick or are quarantined as a result of exposure to COVID-19, which could necessitate closing such facilities or significantly reducing their output for an extended period.

•
Delays in inspection, acceptance and payment by our customers, many of whom are working remotely, could also affect our sales and cash flows. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in international orders, many of which require lines of credit from local banks whose operations may be impacted by the COVID-19 pandemic. As a result of the COVID-19 crisis, there may be changes in our customers’ priorities and practices, as our customers confront competing budget priorities and more limited resources. These changes may impact current and future programs, government payments and other practices, procurements, and funding decisions.

•
Pursuant to government closure orders intended to contain or slow the spread of the virus, we have been required to close certain of our facilities that perform work that is deemed non-essential. One or more additional facilities could become subject to similar orders, which could further disrupt our operations if the work performed at such facilities cannot be conducted remotely, necessitating the furloughing of some of our employees or a permanent reduction in our workforce.

•
If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could adversely affect our business.

•	Deterioration of worldwide credit and financial markets could adversely affect our ability to obtain financing on favorable terms and continue to meet our liquidity needs.
In addition, across the globe, the response to the pandemic generally has involved a dramatic, rapid reduction in social and economic activity, which has led to a global recession which could be protracted. Therefore, while we have experienced increased demand for certain products that are used to help prevent the virus’s spread (such as our remote skin temperature sensors), the global economic downturn caused by the pandemic could significantly reduce demand for certain other products and services, particularly those with industrial or consumer applications. Furthermore, the resumption of our normal business operations after COVID-19-related interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.
We continue to monitor the rapidly evolving situation related to COVID-19. The effects described above, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A sustained or prolonged outbreak could exacerbate the adverse impact of such effects. The extent to which COVID-19 impacts our operations or financial results will further depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken by governments, businesses and individuals to contain the virus or address its impact, new information which may emerge concerning the severity or treatability of the virus, and the extent of the economic downturn resulting from the response to the virus, among others.
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
Our future effective tax rate may be adversely affected by a number of additional factors including:

•	the jurisdictions in which profits are determined to be earned and taxed

•	the resolution of issues arising from tax audits with various tax authorities

•	changes in the valuation of our deferred tax assets and liabilities

•	adjustments to estimated taxes upon finalization of various tax returns

•	increases in expenses not deductible for tax purposes

•	changes in available tax credits

•	changes in share-based compensation expense

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles

•	changes in foreign tax rates or agreed upon foreign taxable base; and/or

•	the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $298.8 million (Swedish kroner 3.0 billion). On March 26, 2020, the STA issued an adverse judgment in the matter which the Company is appealing on the grounds that the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations. However, there can be no assurance that our appeal will be successful. If the Company is not successful in the appeal of the judgment, the tax assessment could materially affect our results of operation, cash flow and financial position.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020, the Company repurchased the following shares:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
March 1 to March 31, 2020	4,114,549	$36.46	4,114,549
Total	4,114,549	$36.46	4,114,549	8,336,970
All share repurchases are subject to applicable securities laws and are at times and in amounts as management deems appropriate. These repurchases were through open market transactions under the authorization by our Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021 and may be suspended or discontinued at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 30, 2020, the Board of Directors of the Company approved an amended form of restricted stock unit (“RSU”) award agreement for the Company’s directors and an amended form of performance restricted stock unit (“PRSU”) award agreement for eligible participants including the Company’s named executive officers under the FLIR Systems Inc. 2011 Stock Incentive Plan, amended. The amended forms are attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and 10.2, respectively.

•
The form of RSU agreement for the Company’s directors was amended to, among other things, provide for (i) accrual of dividend equivalents on the RSUs during the vesting period, to be paid if and when the underlying RSUs vest, and (ii) full vesting of awards upon a Change in Control (as such term is defined in the form of RSU grant agreement) if the awards are not assumed in the Change in Control.

•
The form of PRSU agreement was amended to, among other things, provide for (x) accrual of dividend equivalents on PRSUs during the vesting period, to be paid if and when the underlying PRSUs vest and (y) full vesting of awards upon a termination without Cause within 12 months following a Change in Control (as such terms are defined in the form of PRSU grant agreement), with the PRSUs vesting based on achievement of the target level of performance if the termination occurs prior to the end of the performance period (and the actual level of performance achieved if the termination occurs after the end of the performance period), unless the awards are not assumed in the Change in Control, in which case they will fully vest upon the Change in Control, with the PRSUs vesting based on the achievement of the greater of the target level of performance and the actual level of performance achieved determined as if the applicable performance period ended on the last day of the Company’s calendar quarter immediately preceding the first public announcement of the Change in Control.

The terms and conditions of the forms of RSU and PRSU grant agreement will apply unless the grantee participates in the Company's Executive Severance Benefit Plan and/or the Company's Change in Control Severance Plan (the “Severance Plans”), in which case the treatment of awards will be governed by the terms and conditions of the applicable Severance Plan.
This disclosure is intended to satisfy the requirements of Item 5.02 of Form 8-K.

ITEM 6.	EXHIBITS

Number	Description

10.1	Form of Restricted Stock Unit Agreement for Directors for the 2011 Stock Incentive Plan, as amended. (1)
10.2	Form of Performance Restricted Stock Unit Agreement for Grantees Located Inside the United States for the 2011 Stock Incentive Plan, as amended. (1)
10.3	Employment Agreement between FLIR Systems, Inc. and Sonia Galindo, dated as of July 15, 2019. (1)
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date May 6, 2020	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)