Form 10-Q
period 2020-06-30
FLIR SYSTEMS INC
filed 2020-08-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission file number 000-21918
FLIR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware		93-0708501
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

27700 SW Parkway Avenue,		97070
Wilsonville,	Oregon
(Address of principal executive offices)		(Zip Code)
(503) 498-3547
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FLIR	NASDAQ	Global Select Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 131,121,965 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$482,015	$481,998	$932,938	$926,734
Cost of goods sold	229,815	248,590	461,370	459,465
Gross profit	252,200	233,408	471,568	467,269
Operating expenses:
Research and development	56,012	52,957	109,859	100,637
Selling, general and administrative	88,676	113,713	204,918	218,203
Restructuring expenses	7,702	3,001	28,486	3,610
Total operating expenses	152,390	169,671	343,263	322,450
Earnings from operations	99,810	63,737	128,305	144,819
Interest expense	6,962	7,272	13,923	12,788
Interest income	(127)	(438)	(476)	(1,495)
Other expense (income), net	11,081	(1,220)	9,766	646
Earnings before income taxes	81,894	58,123	105,092	132,880
Income tax provision	20,637	12,005	28,411	25,014
Net earnings	$61,257	$46,118	$76,681	$107,866

Net earnings per share:
Basic	$0.47	$0.34	$0.58	$0.80
Diluted	$0.47	$0.34	$0.57	$0.79

Weighted average shares outstanding:
Basic	130,831	135,519	132,213	135,530
Diluted	131,687	137,084	133,389	137,105

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$61,257	$46,118	$76,681	$107,866
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives instruments designated as hedges (1)	408	(779)	3,161	(1,586)
Unrealized gain on available-for-sale investments	—	4	—	4
Foreign currency translation adjustments	(2,740)	4,664	(23,025)	(2,776)
Total other comprehensive income (loss)	(2,332)	3,889	(19,864)	(4,358)
Comprehensive income	$58,925	$50,007	$56,817	$103,508
_________________________
(1) The tax effects on interest rate swap contracts for the three months ended June 30, 2020 and 2019 were $0.1 million and $0.3 million, respectively. The tax effects on interest rate swap contracts for the six months ended June 30, 2020 and 2019 were $0.5 million and $0.5 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$332,958	$284,592
Accounts receivable, net	304,981	318,652
Inventories	433,908	388,762
Prepaid expenses and other current assets	114,429	116,728
Total current assets	1,186,276	1,108,734
Property and equipment, net	255,770	255,905
Deferred income taxes, net	41,393	39,983
Goodwill	1,340,989	1,364,596
Intangible assets, net	222,123	247,514
Other assets	110,746	120,809
Total assets	$3,157,297	$3,137,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,487	$158,033
Deferred revenue	30,319	28,587
Accrued payroll and related liabilities	79,981	72,476
Accrued product warranties	15,887	14,611
Advance payments from customers	14,142	28,005
Accrued expenses	32,892	40,815
Accrued income taxes	24,273	14,735
Other current liabilities	34,721	27,349
Credit facility	191,000	16,000
Long-term debt, current portion	12,465	12,444
Total current liabilities	583,167	413,055
Long-term debt, net of current portion	643,265	648,419
Deferred income taxes	40,405	53,544
Accrued income taxes	57,243	55,514
Other long-term liabilities	82,516	95,576
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at June 30, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 131,106 and 134,394 shares issued at June 30, 2020, and December 31, 2019, respectively, and additional paid-in capital	10,778	16,692
Retained earnings	1,925,732	2,020,686
Accumulated other comprehensive loss	(185,809)	(165,945)
Total shareholders’ equity	1,750,701	1,871,433
Total liabilities and shareholders' equity	$3,157,297	$3,137,541

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$16,692	$2,020,686	$(165,945)	$1,871,433
Net earnings	—	15,424	—	15,424
Repurchase of common stock	(23,371)	(126,629)	—	(150,000)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	580	—	—	580
Stock-based compensation	7,403	—	—	7,403
Dividends paid of $0.17 per share	—	(22,728)	—	(22,728)
Other comprehensive loss, net of taxes	—	—	(17,532)	(17,532)
Balance, March 31, 2020	1,304	1,886,753	(183,477)	1,704,580
Net earnings	—	61,257	—	61,257
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	(3,341)	—	—	(3,341)
Stock-based compensation	12,815	—	—	12,815
Dividends paid of $0.17 per share	—	(22,278)	—	(22,278)
Other comprehensive loss, net of taxes	—	—	(2,332)	(2,332)
Balance, June 30, 2020	$10,778	$1,925,732	$(185,809)	$1,750,701

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$1,355	$2,024,523	$(149,092)	$1,876,786
Adjustment of DTA under ASU 2016-16(1)	—	3,439	—	3,439
Net earnings	—	61,748	—	61,748
Repurchase of common stock	(16,999)	(7,999)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	8,709	—	—	8,709
Stock-based compensation	8,289	—	—	8,289
Dividends paid of $0.17 per share	—	(23,031)	—	(23,031)
Other comprehensive loss, net of taxes	—	—	(8,247)	(8,247)
Balance, March 31, 2019	1,354	2,058,680	(157,339)	1,902,695
Net earnings	—	46,118	—	46,118
Repurchase of common stock	(7,218)	(17,780)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	(1,704)	—	—	(1,704)
Stock-based compensation	8,924	—	—	8,924
Dividends paid of $0.17 per share	—	(23,033)	—	(23,033)
Other comprehensive income, net of taxes	—	—	3,889	3,889
Balance, June 30, 2019	$1,356	$2,063,985	$(153,450)	$1,911,891
_________________________
(1) The Company recorded an immaterial correction which increased both retained earnings and deferred income taxes related to the Company's adoption of Accounting Standards Update 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16").

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$76,681	$107,866
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,750	48,915
Stock-based compensation	20,887	17,278
Loss on disposal of assets	3,585	—
Minority interest impairment charges	4,803	—
Deferred income taxes	(513)	2,187
Other, net	3,218	(3,620)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	11,263	(19,128)
Inventories	(46,764)	(23,604)
Prepaid expenses and other current assets	1,596	(11,487)
Other assets	5,679	3,612
Accounts payable	(10,480)	26,446
Deferred revenue	1,898	1,863
Accrued payroll and other liabilities	(8,207)	(13,273)
Accrued income taxes	12,116	(7,885)
Other long-term liabilities	(9,497)	(5,869)
Net cash provided by operating activities	114,015	123,301
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(27,242)	(17,781)
Proceeds from sale of assets	—	2,973
Business acquisitions, net of cash acquired	—	(602,456)
Minority interest and other investments	304	(5,000)
Net cash used in investing activities	(26,938)	(622,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	175,000	723,054
Repayment of credit facility and long-term debt	(6,135)	(378,095)
Repurchase of common stock	(150,000)	(49,996)
Dividends paid	(45,006)	(46,064)
Proceeds from shares issued pursuant to stock-based compensation plans	7,309	17,350
Tax paid for net share exercises and issuance of vested restricted stock units	(10,071)	(10,346)
Other financing activities	—	(522)
Net cash (used in) provided by financing activities	(28,903)	255,381
Effect of exchange rate changes on cash and cash equivalents	(9,808)	323
Net increase (decrease) in cash and cash equivalents	48,366	(243,259)
Cash and cash equivalents, beginning of year	284,592	512,144
Cash and cash equivalents, end of period	$332,958	$268,885

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
Reclassifications
The Company made certain reclassifications to the prior years' financial statements and notes to the consolidated financial statements to conform them to the presentation as of and for the three and six months ended June 30, 2020. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.

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
See Note 17, "Operating Segments and Related Information - Revenue and Long-Lived Assets by Geographic Area" for information related to the Company’s revenues disaggregated by significant geographical region and operating segment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of June 30, 2020 and December 31, 2019 were $23.3 million and $9.4 million, respectively.
Contract liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2020 and December 31, 2019, contract liability balances totaled $56.6 million and $69.1 million, respectively. These balances included amounts classified as long-term as of June 30, 2020 and December 31, 2019 which were $12.1 million and $12.5 million, respectively, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $37.8 million of revenue recognized during the six months ended June 30, 2020 was included in the combined contract liability balances as of December 31, 2019.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.         Revenue - (Continued)
Remaining Performance Obligations - (Continued)
As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $245.6 million. The Company expects to recognize revenue on approximately 84 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

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
The Company has granted time-based options, time-based restricted stock unit awards, market-based restricted stock unit awards and performance-based restricted stock unit awards. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 were earned based upon the Company's operating margin performance over a three-year period. Performance-based restricted stock unit awards granted during the years ended December 31, 2018 and 2019 may be earned based upon a combination of the Company's revenue and operating performance over a three-year period. Certain shares vested under the performance-based restricted stock unit awards and the market-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
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
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$1,668	$709	$2,735	$1,556
Research and development	2,277	1,951	3,954	3,631
Selling, general and administrative	9,296	6,528	14,198	12,091
Stock-based compensation expense before income taxes	$13,241	$9,188	$20,887	$17,278

Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	June 30,
	2020	2019
Capitalized in inventory	$453	$1,016

As of June 30, 2020, the Company had approximately $70.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately 2.1 years.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$61,257	$46,118	$76,681	$107,866
Denominator for earnings per share:
Weighted average number of common shares outstanding	130,831	135,519	132,213	135,530
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	856	1,565	1,176	1,575
Diluted shares outstanding	131,687	137,084	133,389	137,105

The effect of stock-based compensation awards for the three and six months ended June 30, 2020 that aggregated approximately 1,082,000 and 570,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. The effect of stock-based compensation awards for the three and six months ended June 30, 2019 that aggregated approximately 52,000 and 192,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 5.	Fair Value of Financial Instruments
The Company had approximately $0.7 million of cash equivalents at June 30, 2020 and December 31, 2019, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair value of the Company’s derivative contracts as of June 30, 2020 and December 31, 2019 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Debt," as of June 30, 2020 approximates the carrying value. The fair value of the Company’s senior unsecured notes as described in Note 13, "Debt," was $432.3 million and $430.1 million based upon Level 2 inputs at June 30, 2020 and December 31, 2019, respectively. The fair value of observable price changes related to the Company's minority interest equity investments are based on Level 3 inputs. During the three months ended June 30, 2020, the Company recognized impairments of $4.8 million associated with its equity minority investments which are included in other expense (income), net in the Consolidated Statements of Income. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
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
Foreign Currency Contracts
The Company uses currency forward contracts, not formally designated as hedges, to manage the consolidated exchange rate risk associated with the remeasurement of certain non-functional currency denominated monetary assets and liabilities primarily by subsidiaries that use U.S. dollars, European euros, Canadian dollars, Swedish kronor, Norwegian kroner, Brazilian real and British pound sterling as their functional currency. Changes in fair value of foreign currency forward contracts are recognized in other (income) expense, net at the end of each reporting period. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. At June 30, 2020, the Company’s foreign currency forward contracts, not formally designated as hedges, had maturities of three months or less.
In addition, the Company manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. The Company manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other expense (income), net using a systematic and rational methodology. Differences between the change in fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income. The change in fair value of the hedging instruments attributable to the hedged risk is reported in other expense (income), net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also included in other expense (income), net. At June 30, 2020, the Company’s foreign currency forward contracts formally designated as fair value hedges had maturities of three years or less.
Interest Rate Swap
The Company's outstanding debt at June 30, 2020 consists of fixed rate notes and an unsecured credit facility consisting of an unsecured revolving loan facility, an unsecured U.S. dollar term loan and an unsecured Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 13, "Debt," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR) subject to a floor of zero percent. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
The Company is managing its interest rate risk related to certain floating rate debt through an interest rate swap (“swap”) in which the Company receives floating rate payments subject to a floor of zero percent and makes fixed rate payments. The impact of the swap is to fix the floating rate basis for the calculation of interest on the unsecured Swedish kronor term loan at 0.590 percent. The swap is designated and effective as a cash flow hedge with individual swap cash flows recorded as an asset or liability in the Company's Consolidated Balance Sheets at fair value. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive income. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the gross notional amounts of outstanding derivative instruments (in thousands):

	June 30, 2020	December 31, 2019
Derivative instruments designated as cash flow hedges:
Interest Rate Swap	$139,971	$143,302
Derivative instruments designated as fair value hedges:
Currency Forward Contracts	283,333	340,000
Derivative instruments not formally designated as hedges:
Currency Forward Contracts	188,968	104,835

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Interest Rate Swap - (Continued)
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		June 30,	December 31,
	Classification	2020	2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Interest Rate Swap	Prepaid expense and other current assets	$740	$404
Derivative instruments in liability positions:
Interest Rate Swap	Other current liabilities	818	453
Interest Rate Swap	Other long-term liabilities	1,851	1,012
Derivative instruments designated as fair value hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	926	—
Currency forward contracts	Other assets	3,298	—
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	—	454
Currency forward contracts	Other long-term liabilities	—	1,189
Derivative instruments not formally designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,734	3,010
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	430	391

The following table presents the statement of income classification of derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive (income) loss, net of tax	Accumulated other comprehensive loss	$329	$779	$650	$1,586
Loss reclassified from other comprehensive (income) loss to earnings for the effective portion	Interest expense	104	220	275	220
Derivative instruments designated as fair value hedges:
Loss recognized in earnings for effective portion	Other expense (income), net	23,325	—	559	—
Gain recognized in income for amount excluded from effectiveness testing	Other expense (income), net	(1,049)	—	(2,188)	—
Loss (gain) recognized in other comprehensive (income) loss, net of tax	Accumulated other comprehensive loss (income)	59	—	(3,811)	—
Derivative instruments not formally designated as hedges:
Loss (gain) recognized in earnings	Other expense (income), net	6,113	(583)	(6,777)	(292)

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for credit losses of $7.4 million and $6.1 million at June 30, 2020 and December 31, 2019, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw material and subassemblies	$239,092	$224,239
Work-in-progress	62,108	44,344
Finished goods	132,708	120,179
	$433,908	$388,762

Note 9.	Leases
Operating leases are included in other assets, other current liabilities, and other long-term liabilities on the Consolidated Balance Sheets. The Company does not have any finance leases at June 30, 2020.
Most of the Company’s operating leases are for buildings, warehouses and office space. These leases have remaining lease terms of approximately one year to ten years.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$3,045	$2,837	$6,067	$5,472
Short-term lease expense	26	327	53	573
Variable lease expense	546	602	1,116	1,116
Total lease expense	$3,617	$3,766	$7,236	$7,161
Supplemental balance sheet information related to operating leases is as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$30,341	$35,479
Operating lease liabilities	$34,016	$39,291

Note 10.        Property and Equipment
Property and equipment are net of accumulated depreciation of $389.1 million and $370.1 million at June 30, 2020 and December 31, 2019, respectively. Depreciation expense for the three months ended June 30, 2020 and 2019 was $11.2 million and $10.8 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $23.0 million and $21.2 million, respectively.

Note 11.	Goodwill
In the first quarter of 2020, the Company completed a business reorganization as part of its “Project Be Ready” restructuring plan which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 19, “Restructuring” for further information on Project Be Ready and Note 17, "Operating Segments and Related Information" for additional information on the two new reportable operating segments. Goodwill was allocated to identified reporting units using a relative fair value approach. In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.	Goodwill - (Continued)
The following table presents changes in the carrying value of goodwill and the activity by reportable segment for the six months ended June 30, 2020 (in thousands):

	Industrial Technologies	Defense Technologies	Consolidated
Balance, December 31, 2019	$635,899	$728,697	$1,364,596
Goodwill from acquisitions	—	(12,617)	(12,617)
Currency translation adjustments	(2,478)	(8,512)	(10,990)
Balance, June 30, 2020	$633,421	$707,568	$1,340,989

The Company reviews its goodwill for impairment annually during the third quarter, or more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value.
See Note 18, "Business Acquisitions" for additional information on goodwill from acquisitions.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $151.0 million and $129.9 million at June 30, 2020 and December 31, 2019, respectively. The aggregate amortization expense for the three months ended June 30, 2020 and 2019 was $11.8 million and $21.1 million, respectively. The aggregate amortization expense for the six months ended June 30, 2020 and 2019 was $23.7 million and $27.0 million, respectively.

Note 13.	Debt
The Company's debt consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Unsecured notes	$425,000	$425,000
Credit Agreement (term loans)	233,721	239,552
Credit Agreement (revolving credit facility)	191,000	16,000
Unamortized discounts and issuance costs	(2,991)	(3,689)
Total debt	$846,730	$676,863
Less: Credit facility	191,000	16,000
Less: Long-term debt, current portion	12,465	12,444
Long-term debt, net of current portion	$643,265	$648,419

In June 2016, the Company issued $425.0 million aggregate principal amount of its 3.125 percent senior unsecured notes due June 15, 2021 (the “2021 Notes”). The net proceeds from the issuance of the 2021 Notes were approximately $421.0 million, after deducting underwriting discounts and offering expenses, which are being amortized over a period of five years. Interest on the 2021 Notes is payable semiannually in arrears on December 15 and June 15. The proceeds from the 2021 Notes were used for general corporate purposes, including working capital and capital expenditure needs, business acquisitions and repurchases of the Company’s common stock.
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Credit Agreement provides for a $650.0 million unsecured revolving credit facility, a $100.0 million unsecured term loan facility available in U.S. dollars amortizing at 5.000 percent per annum, and a $150.0 million unsecured term loan facility available in Swedish kronor amortizing at 5.0 percent per annum. The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, the Company made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor and repaid all outstanding amounts under its prior credit agreement.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.        Debt - (Continued)
The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024. The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined from the type and tenor of the borrowing and includes loans based on the published term Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.000 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. At June 30, 2020, the borrowing rate on the revolving loan was 1.553 percent per annum, the borrowing rate on the U.S. dollar term loan was 1.683 percent per annum and the borrowing rate on the Swedish kronor term loan was 1.444 percent per annum.
The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At June 30, 2020, the commitment fee on the amount of unused revolving credit was 0.200 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which the Company was in compliance at June 30, 2020.
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
At June 30, 2020, the Company had $10.8 million of letters of credit outstanding, which reduces the total available revolving credit under the Credit Agreement.
On January 11, 2019, a standby letter of credit, not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant the original respite from paying the tax reassessment described in Note 16, "Income Taxes." The outstanding amount of the L/C Agreement was equivalent to approximately $238.2 million at June 30, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.

Note 14.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accrued product warranties, beginning of period	$19,809	$19,058	$19,143	$18,583
Amounts paid for warranty services	(1,803)	(4,354)	(3,806)	(7,130)
Warranty provisions for products sold	2,229	3,793	5,089	6,207
Business acquisition	—	25	—	899
Currency translation adjustments and other	113	19	(78)	(18)
Accrued product warranties, end of period	$20,348	$18,541	$20,348	$18,541

Current accrued product warranties, end of period			$15,887	$14,478
Long-term accrued product warranties, end of period			$4,461	$4,063

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.        Accrued Product Warranties - (Continued)
The Company generally provides a twelve to twenty-four-month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. Long-term accrued product warranties are included in other long-term liabilities on the Consolidated Balance Sheets.

Note 15.	Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, 2019, and 2020, the Company paid $1.0 million, $3.5 million and $3.5 million, respectively, of the $15.0 million charge and as of June 30, 2020, the remaining amounts payable of $3.5 million and $3.5 million have been recorded in other current liabilities and other long-term liabilities, respectively. The remaining $7.0 million is payable in annual installments of $3.5 million through April 2022. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). This matter remains under review by DDTC, BIS and the Department of Justice ("DOJ"). DDTC and BIS both acknowledged the submissions, and the Company executed tolling agreements for this matter with each of DDTC, BIS and DOJ. The DDTC and DOJ tolling agreements have lapsed; FLIR is in discussion with DOJ on resolving the matter. The Company executed a tolling agreement with BIS, and has extended the agreement, suspending the statute of limitations through September 1, 2020.
In June 2017, BIS informed the Company of additional export licensing requirements that restrict the Company’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations ("EAR") Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
At this time, based on available information regarding these proceedings, the Company is unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.

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
While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $3.0 million and $9.6 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $3.0 million in other current liabilities as of June 30, 2020. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
Shareholder Derivative Lawsuit
In June 2020, a shareholder filed a derivative lawsuit in the Court of Chancery for the State of Delaware, Case No. 2020-0464, against the Company, as a nominal defendant, and certain current and former directors of the Company. Pointing to the Company’s 2015 settlement with the United States Securities and Exchange Commission of alleged United States Foreign Corrupt Practices Act violations and 2018 settlement with United States Department of State of alleged export control violations, the complaint alleges that the Company’s directors breached their fiduciary duties by failing to ensure that the Company had internal controls in place that would have prevented the alleged underlying misconduct and these settlements. The complaint also asserts claims for, among other matters, corporate waste and unjust enrichment, and seeks unspecified monetary damages from the individual defendants, injunctive relief, disgorgement of director compensation, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants. The Company expects to file a motion to dismiss in the third quarter of 2020.
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

Note 16.	Income Taxes
The provision for income taxes was as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax provision	$20,637	$12,005	$28,411	$25,014
Effective tax rate	25.2%	20.7%	27.0%	18.8%

The effective tax rate for the three and six months ended June 30, 2020 is higher than the United States Federal tax rate of 21.0 percent mainly due to non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken on prior year tax returns, the addition of valuation allowance against deferred tax assets related to minority investments, and state taxes. These amounts were offset partially by benefits related to US export sales and research credits.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.        Income Taxes - (Continued)
As of June 30, 2020 and December 31, 2019, the Company has accrued income tax liabilities of $37.1 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, none is expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2021 through 2024.
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
As of June 30, 2020, the Company had approximately $23.0 million of unrecognized tax benefits, of which $21.7 million would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $10.9 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of June 30, 2020, the Company had $4.6 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheets.
During the three-month period ended December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $322.2 million (Swedish kronor 3.0 billion). On March 26, 2020, the Company received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. The Company does not agree with the Court’s ruling, continues to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and has appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. The Company has received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the Company’s appeal will be successful.
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
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. The CARES Act, along with earlier issued IRS guidance, has allowed the Company to defer certain tax payments. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. The Company will continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information
Operating Segments
The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, evaluates each of its segments’ performance and allocates resources based on revenue and segment operating income. Intersegment revenues are recorded at cost and are eliminated in consolidation. The Company and each of its segments employ consistent accounting policies. In the first quarter of 2020, the Company completed a business reorganization as part of its "Project Be Ready" restructuring plan which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 19, “Restructuring” for further information on Project Be Ready.
Industrial Technologies Segment. The Industrial Technologies segment develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The segment also develops, manufactures, and services offerings that image, measure, and analyze thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications, imaging payloads for Unmanned Aerial Systems ("UAS"), and machine vision cameras. Additionally, the segment develops, manufactures, and services fixed-mounted visible and thermal imaging cameras and related analytics software for perimeter security, critical infrastructure, recreational and commercial maritime, and traffic monitoring and control. Offerings include thermal imaging cameras, analytics software, gas detection cameras, firefighting cameras, process automation cameras, environmental test and measurement devices, security cameras, marine electronics, and traffic cameras.
Defense Technologies Segment. The Defense Technologies segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The segment also develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. Offerings include airborne, land, maritime, and man-portable multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, CBRNE detectors, nano-class UAS solutions, and services related to these systems. The segment also produces advanced multi-mission unmanned air and ground based systems serving US Department of Defense and Federal government agencies, public safety, and governmental customers in international markets.
The following tables present revenue, segment operating income, and segment assets for the two segments. Segment operating income as reviewed by the CODM is revenue less cost of goods sold and operating expenses, excluding general corporate expenses, separation, transaction, and integration costs, amortization of acquired intangible assets, restructuring expenses and asset impairment charges, and discrete legal and compliance matters. Net accounts receivable, inventories and demonstration assets for the operating segments are regularly reviewed by management and are reported below as segment assets. All remaining assets, liabilities, capital expenditures, and depreciation are managed on a Company-wide basis.
Segment operating income information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue—External Customers:
Industrial Technologies	$300,198	$284,489	$576,613	$555,875
Defense Technologies	181,817	197,509	356,325	370,859
	$482,015	$481,998	$932,938	$926,734
Revenue—Intersegments:
Industrial Technologies	$3,927	$3,876	$6,629	$8,462
Defense Technologies	1,438	1,436	3,273	2,947
Eliminations	(5,365)	(5,312)	(9,902)	(11,409)
	$—	$—	$—	$—
Segment operating income:
Industrial Technologies	$107,137	$71,633	$171,402	$140,652
Defense Technologies	41,155	45,786	74,309	92,676
	$148,292	$117,419	$245,711	$233,328

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated segment operating income	$148,292	$117,419	$245,711	$233,328
Unallocated corporate expenses	(29,026)	(29,635)	(65,270)	(57,925)
Amortization of purchased intangible assets	(11,754)	(21,046)	(23,650)	(26,974)
Restructuring expenses	(7,702)	(3,001)	(28,486)	(3,610)
Consolidated earnings from operations	99,810	63,737	128,305	144,819
Interest and non-operating expenses, net	(17,916)	(5,614)	(23,213)	(11,939)
Consolidated earnings before income taxes	$81,894	$58,123	$105,092	$132,880
Unallocated corporate expenses include general corporate expenses, separation, transaction, and integration costs, amortization of acquired intangible assets, restructuring expenses and asset impairment charges, and discrete legal and compliance matters.
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial Technologies	$402,454	$405,166
Defense Technologies	366,786	332,639
	$769,240	$737,805
Goodwill:
Industrial Technologies	633,421	635,899
Defense Technologies	707,568	728,697
	$1,340,989	$1,364,596
Total operating segment assets	$2,110,229	$2,102,401

Assets not allocated:
Cash and cash equivalents	$332,958	$284,592
Prepaid expenses and other current assets	84,078	86,337
Property and equipment, net	255,770	255,905
Deferred income taxes	41,393	39,983
Intangible assets, net	222,123	247,514
Other assets	110,746	120,809
Total assets	$3,157,297	$3,137,541

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Industrial Technologies	Defense Technologies	Total	Industrial Technologies	Defense Technologies	Total
United States	$131,301	$111,700	$243,001	$234,638	$227,647	$462,285
Europe	77,831	25,945	$103,776	143,166	45,421	$188,587
Asia	60,951	16,214	$77,165	134,338	28,078	$162,416
Middle East/Africa	14,788	25,094	$39,882	32,815	50,222	$83,037
Canada/Latin America	15,327	2,864	$18,191	31,656	4,957	$36,613
	$300,198	$181,817	$482,015	$576,613	$356,325	$932,938

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Industrial Technologies	Defense Technologies	Total	Industrial Technologies	Defense Technologies	Total
United States	$134,656	$134,216	$268,872	$268,079	$243,519	$511,598
Europe	74,439	25,000	99,439	148,303	51,596	199,899
Asia	53,622	17,548	71,170	95,014	34,934	129,948
Middle East/Africa	5,786	18,815	24,601	15,651	36,222	51,873
Canada/Latin America	15,986	1,930	17,916	28,828	4,588	33,416
	$284,489	$197,509	$481,998	$555,875	$370,859	$926,734
Long-lived assets consist of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	June 30,	December 31,
	2020	2019
United States	$1,104,883	$1,137,375
Europe	416,394	435,024
Other foreign	408,351	416,425
	$1,929,628	$1,988,824
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States government	$130,047	$156,161	$262,196	$293,654

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18.	Business Acquisitions
Endeavor Robotics Holdings, Inc. On March 4, 2019, the Company acquired 100% of the outstanding stock of Endeavor Robotics Holdings, Inc. ("Endeavor"), a privately held developer of tactical unmanned ground vehicles for the global military, public safety, and critical infrastructure markets for approximately $385.9 million in cash. The acquisition enhances the Company’s offerings in unmanned ground systems and expands distribution channels in adjacent markets. During the first quarter of 2020, the Company completed the tax assessment for the short–period return that resulted in a goodwill adjustment of $12.6 million. Accordingly, the Company finalized the purchase price allocation and recorded $102.7 million of identified intangible assets and $271.4 million of goodwill in the Defense Technologies segment.
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
New England Optical Systems, Inc. On May 1, 2019, the Company acquired 100% of the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of infrared optical assemblies. The transaction consideration included a $21.9 million cash payment with up to an additional $12.0 million in deferred compensation payable over a two-year period. During the first quarter of 2020, the Company finalized the purchase price allocation and concluded that there were no changes to the previously recorded $6.4 million of identified intangible assets and $14.0 million of goodwill in the Industrial Technologies segment as presented in Note 20, "Business Acquisitions and Divestitures" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All of the goodwill is expected to be deductible for tax purposes.
The business acquisitions listed above are not significant as defined in Regulation S–X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.     Restructuring
In the first quarter of 2020, the Company initiated a strategy-driven restructuring plan, Project Be Ready, to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 have been consolidated into Project Be Ready.
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
Restructuring expenses related to Project Be Ready were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee separation costs	$6,888	$—	$17,353	$—
Lease consolidation expenses	—	—	204	—
Third party and other costs	814	—	10,929	—
Total Restructuring Program Expenses	$7,702	$—	$28,486	$—

During the three and six months ended June 30, 2020, the Company recognized a total of $7.7 million and $28.5 million, respectively, of expense in connection with Project Be Ready which have been recorded in “Restructuring Expenses” on the Consolidated Statements of Income.
The restructuring liability related to Project Be Ready was as follows (in thousands):

	Employee separation costs	Third party and other costs	Total
Balance at December 31, 2019	$1,343	$2,780	$4,123
Accrual and accrual adjustments	17,353	11,133	28,486
Cash payments	(7,603)	(13,079)	(20,682)
Balance at June 30, 2020	$11,093	$834	$11,927

During the three and six months ended June 30, 2019, the Company recognized a total of $3.0 million and $3.6 million, respectively, of expense in connection with other restructuring activities which have been recorded in “Restructuring Expenses” on the Consolidated Statements of Income.

Note 20.	Subsequent Events
On August 4, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock, payable on September 4, 2020, to shareholders of record as of the close of business on August 21, 2020. The total cash payment of this dividend will be approximately $22.3 million.
On August 3, 2020, the Company issued and sold $500.0 million in aggregate principal amount of its 2.500 percent unsecured senior notes due 2030 (the “2030 Notes”). The public offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-234452) on file with the Securities and Exchange Commission, including a final prospectus and prospectus supplement filed by the Company on July 22, 2020. The 2030 Notes were issued under a Supplemental Indenture, dated as of August 3, 2020, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee, to an Indenture, dated as of August 3, 2020, between FLIR Systems, Inc. and the trustee.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 20.        Subsequent Events - (Continued)
The underwritten public offering price of the 2030 Notes equaled 99.807 percent of their aggregate principal amount, yielding an effective rate (including financing fees and other regulatory, legal and processing fees) of approximately 2.650 percent per annum to maturity. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The 2030 Notes will mature on August 1, 2030, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $494.0 million after deducting underwriting discounts and commissions and estimated transaction expenses.
The proceeds from the sale of the Notes will be used to redeem FLIR’s $425.0 million in aggregate principal amount of 3.125 percent notes due June 15, 2021 (the “2021 Notes”), and for general corporate purposes, which may include funding for working capital, investments in our subsidiaries, capital expenditures, acquisitions, and stock repurchases. On July 20, 2020, FLIR issued a notice to holders of the 2021 Notes that it intends to redeem the 2021 Notes in full on August 19, 2020.
The Company expects to record a loss on extinguishment of the debt of approximately $9.0 million in the third quarter of 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19
On January 30, 2020, the World Health Organization declared the recent coronavirus disease 2019 (“COVID-19”) outbreak as a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. Early on, the transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments. More recently, state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. In addition, as cases have resurged in parts of the U.S., including areas in which we maintain large facilities, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, with increased risks to our operations.
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
In aggregate, the outbreak did not have a material impact on our consolidated financial results in the first six months of 2020. While the Industrial Technologies segment has experienced heightened demand for its Elevated Skin Temperature (“EST”) cameras as a result of the COVID-19 pandemic, which are being deployed to help prevent the spread of the virus, this increase has been partially offset by lower volume in commercial end markets such as maritime and security products. The Defense Technologies segment has experienced administrative processing delays impacting the timing of bookings and revenue. These trends are likely to affect the segment’s results in subsequent quarters, although it is not yet possible to estimate the longer-term effects of the pandemic on demand for EST screening technology and other products.
We continue to monitor the rapidly evolving situation related to COVID-19. The extent to which COVID-19 impacts our operations or financial results will further depend on future developments, which are highly uncertain and cannot be predicted, including the status of state and local government reopening plans and any potential recurrence of illness, additional actions taken by governments, businesses and individuals to contain the virus or address its impact, new information which may emerge concerning the severity or treatability of the virus, and the extent of the economic downturn resulting from the response to the virus, among others.

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
COVID-19 may exacerbate one or more of the aforementioned and/or other risks, uncertainties and other factors more fully described in the Company’s reports filed with the SEC. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and except as required by law, the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this release, or for changes made to this document by wire services or internet service providers, whether as a result of new information, future events, or otherwise.

Consolidated Operating Results
The following discussion provides an overview of our operating results by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations, or operating income, (including operating margin percentage) are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and no revenue has been recognized. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be delayed or canceled at the customer's discretion. Further, due to the COVID-19 pandemic, as described above within “Impact of COVID-19,” we are unsure how future results will compare to historic trends in the conversion of backlog to revenue.
Revenue. Consolidated revenue for the three months ended June 30, 2020 and 2019, respectively was consistent at $482.0 million. Consolidated revenue for the six months ended June 30, 2020 totaled $932.9 million, compared to $926.7 million for the six months ended June 30, 2019, reflecting an increase of $6.2 million or 0.7 percent. The revenue increase was primarily attributable to heightened demand for Elevated Skin Temperature ("EST") cameras in Industrial Technologies as a result of the COVID-19 pandemic and contributions of unmanned revenues from the Aeryon Labs and Endeavor Robotics acquisitions in Defense Technologies. These increases were partially offset by lower volume in commercial end markets such as maritime and security products in Industrial Technologies and the completion of certain contracts that contributed to revenue in the prior year in Defense Technologies.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. We currently expect total annual revenue for 2020 to be higher than 2019 revenue; however, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 49.6 percent and 44.2 percent of total revenue for the three months ended June 30, 2020 and 2019, respectively. International sales accounted for 50.4 percent and 44.8 percent of total revenue for the six months ended June 30, 2020 and 2019, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. Cost of goods sold for the three months ended June 30, 2020 was $229.8 million, compared to $248.6 million for the prior year quarter. The decrease was primarily associated with lower revenue volume and intangible asset amortization in Defense Technologies and favorable product mix in Industrial Technologies. Cost of goods sold for the six months ended June 30, 2020 was $461.4 million, compared to $459.5 million for the six months ended June 30, 2019. The slight increase was primarily associated with increases in unmanned revenues from the Aeryon Labs and Endeavor Robotics acquisitions and increased intangible asset amortization in Defense Technologies, partially offset by favorable product mix in Industrial Technologies.
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
Gross profit. Gross profit for the three months ended June 30, 2020 was $252.2 million, compared to $233.4 million for the prior year quarter. Gross profit for the six months ended June 30, 2020 was $471.6 million, compared to $467.3 million for the six months ended June 30, 2019. Gross margin, defined as gross profit divided by revenue, increased to 52.3 percent for the three months ended June 30, 2020 from 48.4 percent in in the prior year quarter, primarily attributable to favorable product mix in Industrial Technologies and lower intangible asset amortization. Gross margin for the six months ended June 30, 2020 and 2019 was consistent at approximately 50.5 percent.
Research and development expenses. Research and development expenses for the three months ended June 30, 2020 totaled $56.0 million, or 11.6 percent of revenue, compared to $53.0 million, or 11.0 percent of revenue for the prior year quarter. Research and development expenses for the six months ended June 30, 2020 totaled $109.9 million, or 11.8 percent of revenue, compared to $100.6 million, or 10.9 percent of revenue for the six months ended June 30, 2019. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2019, our annual research and development expenses have varied between 8.5 percent and 10.8 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended June 30, 2020 were $88.7 million, or 18.4 percent of revenue, compared to $113.7 million, or 23.6 percent of revenue for the prior year quarter. Selling, general, and administrative expenses for the six months ended June 30, 2020 were $204.9 million, or 22.0 percent of revenue, compared to $218.2 million, or 23.5 percent of revenue for the six months ended June 30, 2019. Reductions for both the three and six month periods were primarily attributable to decreases in intangible asset amortization, marketing, travel, and deferred compensation expenses.
Restructuring. In the first quarter of 2020, we initiated a strategy-driven restructuring plan, Project Be Ready, to simplify our product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 have been consolidated into Project Be Ready. We recorded net pre-tax restructuring charges for these programs during the three and six months ended June 30, 2020 of $7.7 million and $28.5 million, respectively, which primarily represent employee separation costs and third party and other costs. During the three and six months ended June 30, 2019, we recorded net pre-tax restructuring charges of $3.0 million and $3.6 million, respectively, in connection with other restructuring activities. Refer to Note 19, "Restructuring" of the Notes to the Consolidated Financial Statements for further discussion.
Interest expense. Interest expense for the three months ended June 30, 2020 was $7.0 million, compared to $7.3 million for the prior year quarter. Interest expense for the six months ended June 30, 2020 was $13.9 million, compared to $12.8 million for the six months ended June 30, 2019. Interest expense for the three and six months ended June 30, 2020 and 2019, respectively, was primarily associated with the $425 million aggregate principal amount of our 3.125 percent senior unsecured notes and interest on amounts drawn under our credit facility.
Income taxes. Our income tax provision for the three and six months ended June 30, 2020 was $20.6 million and $28.4 million, respectively, which represents an effective tax rate of 25.2 percent and 27.0 percent. Our income tax provision for the three and six months ended June 30, 2019 was $12.0 million and $25.0 million, respectively, which represented an effective tax rate of 20.7 percent and 18.8 percent. The effective tax rate for the three and six months ended June 30, 2020 is higher than the United States Federal tax rate of 21 percent due to non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken on prior year tax returns, the addition of valuation allowance against deferred tax assets related to minority investments, and state taxes. These amounts were offset partially by benefits related to US export sales and research credits. The effective tax rate for the three and six months ended June 30, 2019 is lower than the United States Federal tax rate of 21 percent mainly due to a reduction in previously non-deductible interest expense and excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $322.2 million (Swedish kronor 3.0 billion). On March 26, 2020, we received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. We do not agree with the Court’s ruling, continue to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and have appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the unrecognized tax benefits has been recorded in relation to this matter. We received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the appeal will be successful.
During the three-month period ended September 30, 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe all taxes assessed by Belgium have been paid and has not adjusted unrecognized tax benefits in relation to this matter.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. The CARES Act, along with earlier issued IRS guidance, has allowed us to defer certain tax payments. The CARES Act, among other things, also contains numerous other provisions which may benefit us. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Segment Operating Results
In the first quarter of 2020, we completed a business reorganization as part of its "Project Be Ready" restructuring program which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). We commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 17, “Operating Segments and Related Information” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues. See Note 19, “Restructuring” for further information on Project Be Ready.
Industrial Technologies Segment
Industrial Technologies operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$300.2	$284.5	$576.6	$555.9
Segment operating income	107.1	71.6	171.4	140.7
Segment operating margin	35.7%	25.2%	29.7%	25.3%
Total backlog, end of period			$350.7	$236.8

Industrial Technologies revenues for the three months ended June 30, 2020 of $300.2 million increased by $15.7 million, or 5.5 percent compared to the prior year quarter. Industrial Technologies revenues for the six months ended June 30, 2020 of $576.6 million increased by $20.7 million, or 3.7 percent compared to the six months ended June 30, 2019. The revenue increase for both the three and six month periods was primarily attributable to heightened demand for Elevated Skin Temperature ("EST") cameras as a result of the COVID-19 pandemic, partially offset by lower volume in commercial end markets such as maritime and security products.
Segment operating income for the three months ended June 30, 2020 was $107.1 million, or 35.7 percent of revenue, compared to $71.6 million, or 25.2 percent of revenue in the prior year quarter. Segment operating income for the six months ended June 30, 2020 was $171.4 million, or 29.7 percent of revenue, compared to $140.7 million, or 25.3 percent of revenue for the six months ended June 30, 2019. The segment operating margin increase for both the three and six month periods was primarily attributable to the aforementioned higher revenue and associated gross profit volume, favorable product mix, and lower marketing, travel, and deferred compensation expenses. Total backlog at June 30, 2020 was $350.7 million, reflecting an increase of 48.1 percent from the prior year quarter, primarily as a result of award timing and increased orders for EST cameras.
Defense Technologies Segment
Defense Technologies operating results are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$181.8	$197.5	$356.3	$370.9
Segment operating income	41.2	45.8	74.3	92.7
Segment operating margin	22.6%	23.2%	20.9%	25.0%
Total backlog, end of period			$562.1	$572.6
Defense Technologies revenues for the three months ended June 30, 2020 of $181.8 million decreased by $15.7 million, or 7.9 percent compared to the prior year quarter. Defense Technologies revenues for the six months ended June 30, 2020 of $356.3 million decreased by $14.6 million, or 3.9 percent compared to the six months ended June 30, 2019. The revenue decrease for both the three and six month periods was primarily attributable to the completion of certain contracts that contributed to revenue in the prior year periods partially offset by increased volumes for unmanned revenues from the Aeryon Labs and Endeavor Robotics acquisitions.
Segment operating income for the three months ended June 30, 2020 was $41.2 million, or 22.6 percent of revenue, compared to $45.8 million, or 23.2 percent of revenue in the prior year quarter. The segment operating margin decrease was primarily attributable to the lower revenue and associated gross profit volume. Segment operating income for the six months ended June 30, 2020 was $74.3 million, or 20.9 percent of revenue, compared to $92.7 million, or 25.0 percent of revenue for the six months ended June 30, 2019. The segment operating margin decrease was primarily attributable to the lower revenue and associated gross profit volume, product mix and an increase in research and development expenses. Total backlog at June 30, 2020 was $562.1 million, reflecting a decrease of 1.8 percent from the prior year quarter, primarily as a result of order and subsequent deployment timing for a few major programs.

Liquidity and Capital Resources
Overview
At June 30, 2020, we had a total of $333.0 million in cash and cash equivalents, $106.2 million of which was in the United States and $226.8 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2019 of $284.6 million, of which $77.8 million was in the United States and $206.8 million at our foreign subsidiaries.
At June 30, 2020 and December 31, 2019, we had outstanding debt of $846.7 million and $676.9 million, respectively, which consists of unsecured term loans and borrowings under the revolving credit facility that we entered into during 2019 (collectively referred to as the Credit Agreement) and our 3.125 percent senior unsecured notes due 2021 (the "2021 Notes"). The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we complied at June 30, 2020. On August 3, 2020, we issued and sold $500.0 million in aggregate principal amount of our 2.500 percent unsecured senior notes due 2030 (the “2030 Notes”). The underwritten public offering price of the 2030 Notes equaled 99.807 percent of their aggregate principal amount, yielding an effective rate (including financing fees and other regulatory, legal and processing fees) of approximately 2.650 percent per annum to maturity. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The 2030 Notes will mature on August 1, 2030, unless earlier redeemed. The proceeds from the sale of the 2030 Notes will be used to redeem the 2021 Notes in full on August 19, 2020, and for general corporate purposes. On July 20, 2020, FLIR issued a notice to holders of the 2021 Notes that it intends to redeem the 2021 Notes in full on August 19, 2020. We expect to record a loss on extinguishment of the debt of approximately $9.0 million in the third quarter of 2020. See Note 13, "Debt" and Note 20, "Subsequent Events" of the Notes to the Consolidated Financial Statements for more details.
We had $10.8 million of letters of credit outstanding under the Credit Agreement at June 30, 2020, which reduced the total availability under the revolving commitments under the Credit Agreement.
On January 11, 2019, a standby letter of credit not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authorities in order to grant the original respite from paying the tax reassessment described in Note 16, "Income Taxes" of the Notes to the Consolidated Financial Statement. The outstanding amount of the L/C Agreement was equivalent to approximately $238.2 million at June 30, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.
We paid dividends of $22.3 million and $45.0 million during the three and six months ended June 30, 2020, respectively, and $23.0 million and $46.1 million during the three and six months ended June 30, 2019, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through existing cash on hand, cash generated from operations and, if needed, amounts available on our existing credit facilities or financing available from other sources. However, as the impact of the COVID-19 pandemic on the global economy and our operations evolve, we will continue to assess our liquidity needs. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition, and could materially adversely impact our customers or suppliers. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. In addition to the acquisitions and divestiture disclosed elsewhere, we have evaluated and expect to continue to evaluate possible transactions. Such transactions may be material and involve cash, our securities or the assumption or incurrence of additional indebtedness.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$63,149	$67,790	$114,015	$123,301
Net cash used in investing activities	(14,221)	(31,541)	(26,938)	(622,264)
Net cash (used in) provided by financing activities	(28,734)	(52,933)	(28,903)	255,381
Net cash provided by operating activities decreased $4.6 million for the three months ended June 30, 2020, when compared to the prior year quarter, primarily due to less favorable timing of working capital changes partially offset by higher net earnings after adding back non-cash adjustments.
Net cash provided by operating activities decreased $9.3 million for the six months ended June 30, 2020, when compared to the prior year, primarily due to lower net earnings after adding back non-cash adjustments.
Net cash used in investing activities decreased $17.3 million for the three months ended June 30, 2020, when compared to the prior year quarter, primarily due to cash paid for business acquisitions in the prior year quarter.
Net cash used in investing activities decreased $595.3 million for the six months ended June 30, 2020, when compared to the prior year, primarily due to cash paid for business acquisitions in the prior year.
Net cash used in financing activities decreased $24.2 million for the three months ended June 30, 2020, when compared to the prior year quarter, primarily due to repurchases of common stock totaling $25.0 million in the prior year quarter.
Net cash used in financing activities increased $284.3 million for the six months ended June 30, 2020, when compared to the prior year, primarily due to lower net proceeds from our revolving credit facility and long-term debt and an increase in repurchases of common stock.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Pronouncements
For a discussion of these items, see Note 1, "Basis of Presentation and Accounting Standards Updates" of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See Management's Discussion and Analysis and the discussion of critical accounting policies and use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 15, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first six months ended June 30, 2020.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the six months ended June 30, 2020. The Company borrowed an additional $175.0 million under the revolving credit facility during the six months ended June 30, 2020.
On August 3, 2020, the Company issued and sold $500.0 million in aggregate principal amount of its 2.500 percent unsecured senior notes due 2030 (the “2030 Notes”). The underwritten public offering price of the 2030 Notes equaled 99.807 percent of their aggregate principal amount, yielding an effective rate (including financing fees and other regulatory, legal and processing fees) of approximately 2.650 percent per annum to maturity. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The 2030 Notes will mature on August 1, 2030, unless earlier redeemed. The proceeds from the sale of the 2030 Notes are expected to be used to redeem the 2021 Notes in full on August 19, 2020, and for general corporate purposes. On July 20, 2020, FLIR issued a notice to holders of the 2021 Notes that it intends to redeem the 2021 Notes in full on August 19, 2020. The Company expects to record a loss on extinguishment of the debt of approximately $9.0 million in the third quarter of 2020. See Note 13, "Debt" and Note 20, "Subsequent Events" of the Notes to the Consolidated Financial Statements for more details.

Contingencies
See Note 15, "Contingencies" of the Notes to the Consolidated Financial Statements for the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security, and the Company's current estimates of the range of potential loss associated with quality concerns identified by the Company regarding certain SkyWatch Surveillance Towers, among other matters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2020, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the following:
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
See Note 6, "Derivative Financial Instruments - Interest Rate Swap," Note 13, "Debt," and Note 20, "Subsequent Events" of the Notes to the Consolidated Financial Statements and Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information on the Company's debt and interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

ITEM 1A.    RISK FACTORS
The following updates and supplements the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and should be read in conjunction with the risk factors in the 2019 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 Form 10-K which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Form 10-K, and the risk factor disclosure in the 2019 Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the updated risk factor set forth below. Except as set forth below, there have been no material changes from the risk factors previously disclosed under “Risk Factors” in 2019 Form 10-K.
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

•
Delays in inspection, acceptance and payment by our customers, many of whom are working remotely, could also affect our sales and cash flows. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in international orders, many of which require lines of credit from local banks whose operations may be impacted by the COVID-19 pandemic. The Defense Technologies segment has and may continue to experience delays in orders from United States and foreign government agencies, and the Industrial Technologies segment has and may continue to experience a decline in demand for industrial and consumer products that are deemed non-essential. As a result of the COVID-19 crisis, there may be changes in our customers’ priorities and practices, as our customers confront competing budget priorities and more limited resources. These changes may impact current and future programs, government payments and other practices, procurements, and funding decisions.

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
We have indebtedness as a result of the issuance of senior unsecured notes (the “Notes”) and borrowings against our unsecured credit facility, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes, and changes in the rate at which we can obtain indebtedness, any of which may limit our operational and financial flexibility
Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately. Certain of our indebtedness is intrinsically linked to benchmark rates that are the subject of global benchmark rate reform. The phasing out of rates, such as LIBOR, is expected to occur by 2021 and the market will transition to new benchmark rates. While we believe our exposure to market risk associated with the discontinuation of LIBOR is limited because our Notes carry a fixed-rate coupon and our unsecured credit facility agreement includes provisions for a successor rate, the consequences of these developments cannot be entirely predicted or reasonably estimated. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, it could adversely impact our interest expense, results of operations and cash flows.
State of Delaware law and our governing documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders
Other companies may seek to acquire or merge with us. An acquisition or merger of our Company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Certificate of Incorporation and Bylaws, including our ability to issue preferred stock without further action by our shareholders, as well as provisions of the General Corporation Law of the State Delaware (the “DGCL”), may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.
Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for any shareholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or shareholder of the corporation to the corporation or the corporation's shareholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL, our Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
During the three months ended June 30, 2020, the Company did not repurchase shares.
All share repurchases are subject to applicable securities laws and are at times and in amounts as management deems appropriate. The repurchases are through open market transactions under the authorization by our Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of our outstanding common stock. This authorization will expire on February 7, 2021 and may be suspended or discontinued at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
On August 4, 2020, the Board of Directors of the Company, acting upon the recommendation of its Corporate Governance Committee, approved a form of indemnification agreement for its officers and directors. The form of indemnification agreement requires the Company to indemnify and advance expenses to its directors and officers except to the extent prohibited by applicable law and establishes the procedures by which a director or officer may request and receive indemnification or advancement of expenses. The rights of officers and directors under the form of indemnification agreement are in addition to any other rights to which a director or officer may be entitled under the Company’s certificate of incorporation, bylaws and applicable law.
The foregoing summary description of the form of indemnification agreement is not intended to be complete and is qualified in its entirety by the full text of the form of indemnification agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. This disclosure is intended to satisfy the requirements of Item 1.01 of Form 8-K.

ITEM 6.	EXHIBITS

Number	Description

3.1
Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 14, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).

3.2	Bylaws, dated May 20, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).
4.1
Indenture, dated August 3, 2020, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the FLIR Systems, Inc. Form 8-K filed on August 4, 2020 (File Number 000-21918)).

4.2
First Supplemental Indenture dated as of August 3, 2020, by and between FLIR Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the FLIR Systems, Inc. Form 8-K filed on August 4, 2020 (File Number 000-21918)).

4.3	Form of 2.500% Note due August 1, 2030 (included in, and incorporated by reference to, Exhibit 4.2 of the FLIR Systems, Inc. Form 8-K filed on August 4, 2020 (File Number 000-21918)).
10.1	Form of Indemnification Agreement for Directors and Executive Officers. (1)
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Plan of Conversion, dated May 12, 2020 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).
99.2
Articles of Conversion, as filed with the Secretary of State of the State of Oregon on May 13, 2020 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).

99.3
Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on May 14, 2020 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).

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

FLIR SYSTEMS, INC.

Date August 6, 2020	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)