Form 10-Q
period 2020-09-30
FLIR SYSTEMS INC
filed 2020-10-30
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2020, there were 131,144,505 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$466,414	$471,248	$1,399,352	$1,397,982
Cost of goods sold	237,500	241,501	698,870	700,966
Gross profit	228,914	229,747	700,482	697,016
Operating expenses:
Research and development	47,848	49,800	157,707	150,437
Selling, general and administrative	94,196	103,393	299,114	321,596
Restructuring expenses	293	2,166	28,779	5,776
Total operating expenses	142,337	155,359	485,600	477,809
Earnings from operations	86,577	74,388	214,882	219,207
Interest expense	7,273	7,582	21,196	20,370
Interest income	(55)	(612)	(531)	(2,107)
Loss on debt extinguishment	9,126	—	9,126	—
Other (income) expense, net	(9,688)	292	78	938
Earnings before income taxes	79,921	67,126	185,013	200,006
Income tax provision	19,258	5,079	47,669	30,093
Net earnings	$60,663	$62,047	$137,344	$169,913

Net earnings per share:
Basic	$0.46	$0.46	$1.04	$1.26
Diluted	$0.46	$0.46	$1.03	$1.24

Weighted average shares outstanding:
Basic	131,125	134,741	131,848	135,264
Diluted	131,683	136,050	132,841	136,826

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$60,663	$62,047	$137,344	$169,913
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives instruments designated as hedges (1)	(604)	(132)	2,557	(1,718)
Unrealized gain on available-for-sale investments	—	—	—	4
Foreign currency translation adjustments	10,181	(19,953)	(12,844)	(22,729)
Total other comprehensive income (loss)	9,577	(20,085)	(10,287)	(24,443)
Comprehensive income	$70,240	$41,962	$127,057	$145,470
_________________________
(1) The tax effects on interest rate swap contracts for the three months ended September 30, 2020 and 2019 were immaterial. The tax effects on interest rate swap contracts for the nine months ended September 30, 2020 and 2019 were $0.5 million and $0.6 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for par value) (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$319,995	$284,592
Accounts receivable, net	310,989	318,652
Inventories	474,845	388,762
Prepaid expenses and other current assets	122,857	116,728
Total current assets	1,228,686	1,108,734
Property and equipment, net	255,457	255,905
Deferred income taxes, net	37,902	39,983
Goodwill	1,350,647	1,364,596
Intangible assets, net	211,206	247,514
Other assets	129,014	120,809
Total assets	$3,212,912	$3,137,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,026	$158,033
Deferred revenue	25,802	28,587
Accrued payroll and related liabilities	88,097	72,476
Accrued product warranties	16,786	14,611
Advance payments from customers	13,631	28,005
Accrued expenses	35,421	40,815
Accrued income taxes	36,702	14,735
Other current liabilities	45,031	27,349
Credit facility	65,000	16,000
Long-term debt, current portion	12,743	12,444
Total current liabilities	487,239	413,055
Long-term debt, net of current portion	715,220	648,419
Deferred income taxes	38,148	53,544
Accrued income taxes	72,678	55,514
Other long-term liabilities	90,761	95,576
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at September 30, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000 shares authorized, 131,144 and 134,394 shares issued at September 30, 2020, and December 31, 2019, respectively, and additional paid-in capital	20,994	16,692
Retained earnings	1,964,104	2,020,686
Accumulated other comprehensive loss	(176,232)	(165,945)
Total shareholders’ equity	1,808,866	1,871,433
Total liabilities and shareholders' equity	$3,212,912	$3,137,541

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the nine months ended September 30, 2020:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$16,692	$2,020,686	$(165,945)	$1,871,433
Net earnings	—	15,424	—	15,424
Repurchase of common stock	(23,371)	(126,629)	—	(150,000)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	580	—	—	580
Stock-based compensation	7,403	—	—	7,403
Dividends paid of $0.17 per share	—	(22,728)	—	(22,728)
Other comprehensive loss, net of taxes	—	—	(17,532)	(17,532)
Balance, March 31, 2020	1,304	1,886,753	(183,477)	1,704,580
Net earnings	—	61,257	—	61,257
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	(3,341)	—	—	(3,341)
Stock-based compensation	12,815	—	—	12,815
Dividends paid of $0.17 per share	—	(22,278)	—	(22,278)
Other comprehensive loss, net of taxes	—	—	(2,332)	(2,332)
Balance, June 30, 2020	10,778	1,925,732	(185,809)	1,750,701
Net earnings	—	60,663	—	60,663
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	(163)	—	—	(163)
Stock-based compensation	10,379	—	—	10,379
Dividends paid of $0.17 per share	—	(22,291)	—	(22,291)
Other comprehensive income, net of taxes	—	—	9,577	9,577
Balance, September 30, 2020	$20,994	$1,964,104	$(176,232)	$1,808,866

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the nine months ended September 30, 2019:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$1,355	$2,024,523	$(149,092)	$1,876,786
Adjustment of DTA under ASU 2016-16(1)	—	3,439	—	3,439
Net earnings	—	61,748	—	61,748
Repurchase of common stock	(16,999)	(7,999)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	8,709	—	—	8,709
Stock-based compensation	8,289	—	—	8,289
Dividends paid of $0.17 per share	—	(23,031)	—	(23,031)
Other comprehensive loss, net of taxes	—	—	(8,247)	(8,247)
Balance, March 31, 2019	1,354	2,058,680	(157,339)	1,902,695
Net earnings	—	46,118	—	46,118
Repurchase of common stock	(7,218)	(17,780)	—	(24,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	(1,704)	—	—	(1,704)
Stock-based compensation	8,924	—	—	8,924
Dividends paid of $0.17 per share	—	(23,033)	—	(23,033)
Other comprehensive income, net of taxes	—	—	3,889	3,889
Balance, June 30, 2019	1,356	2,063,985	(153,450)	1,911,891
Net earnings	—	62,047	—	62,047
Repurchase of common stock	(13,600)	(61,400)	—	(75,000)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	3,314	—	—	3,314
Stock-based compensation	10,271	—	—	10,271
Dividends paid of $0.17 per share	—	(22,788)	—	(22,788)
Other comprehensive loss, net of taxes	—	—	(20,085)	(20,085)
Balance, September 30, 2019	$1,341	$2,041,844	$(173,535)	$1,869,650
_________________________

(1) The Company recorded an immaterial correction which increased both retained earnings and deferred income taxes related to the Company's adoption of Accounting Standards Update 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16").

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$137,344	$169,913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,217	76,037
Stock-based compensation	30,547	27,371
Loss on debt extinguishment	9,126	—
Loss on disposal of assets	3,352	—
Minority interest impairment charges	4,803	—
Deferred income taxes	(458)	(1,197)
Other, net	3,693	39
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	7,970	5,460
Inventories	(83,215)	(30,215)
Prepaid expenses and other current assets	1,317	43
Other assets	(3,503)	11,474
Accounts payable	(11,182)	38,873
Deferred revenue	(2,862)	7,087
Accrued payroll and other liabilities	7,700	(4,120)
Accrued income taxes	35,153	(19,555)
Other long-term liabilities	(14,813)	(4,385)
Net cash provided by operating activities	196,189	276,825
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(37,136)	(32,034)
Proceeds from sale of assets	—	6,365
Business acquisitions, net of cash acquired	—	(601,927)
Minority interest and other investments	304	(5,000)
Net cash used in investing activities	(36,832)	(632,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	175,000	723,054
Repayment of credit facility and long-term debt	(135,352)	(393,634)
Repayment of 2021 Unsecured Notes	(425,000)	—
Redemption premium of 2021 Unsecured Notes	(8,509)	—
Net proceeds from issuance of 2030 Unsecured Notes	494,234	—
Repurchase of common stock	(150,000)	(124,996)
Dividends paid	(67,297)	(68,852)
Proceeds from shares issued pursuant to stock-based compensation plans	7,309	20,776
Tax paid for net share exercises and issuance of vested restricted stock units	(10,234)	(10,458)
Other financing activities	—	(525)
Net cash (used in) provided by financing activities	$(119,849)	$145,365

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Effect of exchange rate changes on cash and cash equivalents	$(4,105)	$(6,347)
Net increase (decrease) in cash and cash equivalents	35,403	(216,753)
Cash and cash equivalents, beginning of year	284,592	512,144
Cash and cash equivalents, end of period	$319,995	$295,391

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 1.	Basis of Presentation and Accounting Standards Updates - (Continued)
Reclassifications
The Company made certain reclassifications to the prior years' financial statements and notes to the consolidated financial statements to conform them to the presentation as of and for the three and nine months ended September 30, 2020. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.

Note 2.	Revenue
Revenue Recognition
The Company designs, markets and sells products primarily as off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that the Company offers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company regularly enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such situations, contract values are allocated to each performance obligation based on its relative estimated standalone selling price. The vast majority of the Company's revenues are recognized at a point in time when goods are transferred to a customer. However, for certain contracts that include highly customized components, if performance does not create an asset with an alternative use and termination for convenience clauses provide an enforceable right to payment for performance completed to date, revenue is recognized over time as the performance obligation is satisfied.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of September 30, 2020 and December 31, 2019 were $37.5 million and $9.4 million, respectively.
Contract liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2020 and December 31, 2019, contract liability balances totaled $51.4 million and $69.1 million, respectively. These balances included amounts classified as long-term as of September 30, 2020 and December 31, 2019 which were $12.0 million and $12.5 million, respectively, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $41.8 million of revenue recognized during the nine months ended September 30, 2020 was included in the combined contract liability balances as of December 31, 2019.

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
As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $329.8 million. The Company expects to recognize revenue on approximately 74 percent of the remaining performance obligations over the next twelve months, and the remainder recognized thereafter.

Note 3.	Stock-based Compensation
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and non-vested stock awards (referred to as restricted stock unit awards) granted under the FLIR Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”).
The Company has granted time-based options, time-based restricted stock unit awards, and performance-based restricted stock unit awards. Performance-based restricted stock unit awards granted during the year ended December 31, 2017 were earned based upon the Company's operating margin performance over a three-year period. Performance-based restricted stock unit awards granted during the years ended December 31, 2018, 2019 and 2020 may be earned based upon a combination of the Company's revenue and operating performance over a three-year period. Certain shares vested under the performance-based restricted stock unit awards must be held by the participant for a period of one year from the vest date.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows employees to purchase shares of the Company’s common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the purchase date. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year.
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$491	$769	$3,226	$2,326
Research and development	1,863	2,296	5,817	5,981
Selling, general and administrative	7,306	7,028	21,504	19,064
Stock-based compensation expense before income taxes	$9,660	$10,093	$30,547	$27,371

Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	September 30,
	2020	2019
Capitalized in inventory	$1,171	$1,194

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Stock-based Compensation - (Continued)
As of September 30, 2020, the Company had approximately $61.7 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately 2 years.

Note 4.	Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$60,663	$62,047	$137,344	$169,913
Denominator for earnings per share:
Weighted average number of common shares outstanding	131,125	134,741	131,848	135,264
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	558	1,309	993	1,562
Diluted shares outstanding	131,683	136,050	132,841	136,826

The effect of stock-based compensation awards for the three and nine months ended September 30, 2020 that aggregated approximately 632,000 and 522,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive. The effect of stock-based compensation awards for the three and nine months ended September 30, 2019 that aggregated approximately 80,000 and 76,000 shares, respectively, has been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 5.	Fair Value of Financial Instruments
The Company had approximately $0.7 million of cash equivalents at September 30, 2020 and December 31, 2019, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as Level 1 financial assets, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are instruments that are convertible to cash daily. The fair values of the Company’s derivative contracts as of September 30, 2020 and December 31, 2019 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Debt," as of September 30, 2020 approximates the carrying value. The fair value of the Company’s senior unsecured 2030 notes as described in Note 13, "Debt," was $513.0 million based upon Level 2 inputs at September 30, 2020. The Company’s senior unsecured 2021 notes were redeemed in full in connection with the Company’s August 2020 issuance of the Company’s senior unsecured 2030 notes in a public offering. The fair value of the Company’s senior unsecured 2021 notes as described in Note 13, "Debt," was $430.1 million based upon Level 2 inputs at December 31, 2019. The fair value of observable price changes related to the Company's minority interest equity investments are based on Level 3 inputs. During the nine months ended September 30, 2020, the Company recognized impairments of $4.8 million associated with its equity minority investments which are included in other (income) expense, net in the Consolidated Statements of Income. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
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
The Company uses currency forward contracts, not formally designated as hedges, to manage the consolidated exchange rate risk associated with the remeasurement of certain non-functional currency denominated monetary assets and liabilities primarily by subsidiaries that use U.S. dollars, European euros, Canadian dollars, Swedish kronor, Norwegian kroner, Brazilian real and British pound sterling as their functional currency. Changes in fair value of foreign currency forward contracts are recognized in other (income) expense, net at the end of each reporting period. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. At September 30, 2020, the Company’s foreign currency forward contracts, not formally designated as hedges, had maturities of three months or less.
In addition, the Company manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. The Company manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other (income) expense, net using a systematic and rational methodology. Differences between the change in fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income. The change in fair value of the hedging instruments attributable to the hedged risk is reported in other (income) expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also included in other (income) expense, net. At September 30, 2020, the Company’s foreign currency forward contracts formally designated as fair value hedges had maturities of three years or less.
Interest Rate Swap
The Company's outstanding debt at September 30, 2020 consists of fixed rate notes and an unsecured credit facility consisting of an unsecured revolving loan facility, an unsecured U.S. dollar term loan and an unsecured Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 13, "Debt," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR) subject to a floor of zero percent. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
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
The following table presents the gross notional amounts of outstanding derivative instruments (in thousands):

	September 30, 2020	December 31, 2019
Derivative instruments designated as cash flow hedges:
Interest Rate Swap	$143,249	$143,302
Derivative instruments designated as fair value hedges:
Currency Forward Contracts	255,000	340,000
Derivative instruments not formally designated as hedges:
Currency Forward Contracts	149,591	104,835

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Derivative Financial Instruments - (Continued)
Interest Rate Swap - (Continued)
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		September 30,	December 31,
	Classification	2020	2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Interest Rate Swap	Prepaid expense and other current assets	$726	$404
Derivative instruments in liability positions:
Interest Rate Swap	Other current liabilities	911	453
Interest Rate Swap	Other long-term liabilities	1,814	1,012
Derivative instruments designated as fair value hedges:
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	2,831	454
Currency forward contracts	Other long-term liabilities	2,099	1,189
Derivative instruments not formally designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	142	3,010
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	6,629	391

The following table presents the statement of income classification of derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income (loss), net of tax	Other comprehensive income (loss)	$54	$132	$704	$1,718
Loss reclassified from other comprehensive income (loss) to earnings for the effective portion	Interest expense	199	218	474	438
Derivative instruments designated as fair value hedges:
Loss recognized in earnings for effective portion	Other (income) expense, net	9,109	—	9,670	—
Gain recognized in income for amount excluded from effectiveness testing	Other (income) expense, net	(1,051)	—	(3,239)	—
Loss (gain) recognized in other comprehensive income (loss), net of tax	Other comprehensive income (loss)	550	—	(3,261)	—
Derivative instruments not formally designated as hedges:
(Gain) loss recognized in earnings	Other (income) expense, net	(9,747)	2,319	(2,970)	2,611

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.	Accounts Receivable
Accounts receivable are net of an allowance for credit losses of $8.1 million and $6.1 million at September 30, 2020 and December 31, 2019, respectively.

Note 8.	Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw material and subassemblies	$269,062	$224,239
Work-in-progress	61,624	44,344
Finished goods	144,159	120,179
	$474,845	$388,762

Note 9.	Leases
Operating leases are included in other assets, other current liabilities, and other long-term liabilities on the Consolidated Balance Sheets. The Company does not have any finance leases at September 30, 2020.
Most of the Company’s operating leases are for buildings, warehouses and office space. These leases have remaining lease terms of approximately one year to ten years.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$2,999	$3,239	$9,066	$8,711
Short-term lease expense	28	277	81	850
Variable lease expense	516	555	1,632	1,671
Total lease expense	$3,543	$4,071	$10,779	$11,232
Supplemental balance sheet information related to operating leases is as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$34,562	$35,479
Operating lease liabilities	$38,249	$39,291

Note 10.        Property and Equipment
Property and equipment are net of accumulated depreciation of $402.0 million and $370.1 million at September 30, 2020 and December 31, 2019, respectively. Depreciation expense for the three months ended September 30, 2020 and 2019 was $11.0 million and $11.2 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $34.0 million and $32.4 million, respectively.

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
The following table presents changes in the carrying value of goodwill and the activity by reportable segment for the nine months ended September 30, 2020 (in thousands):

	Industrial Technologies	Defense Technologies	Consolidated
Balance, December 31, 2019	$635,899	$728,697	$1,364,596
Adjustments to goodwill	—	(12,617)	(12,617)
Currency translation adjustments	4,266	(5,598)	(1,332)
Balance, September 30, 2020	$640,165	$710,482	$1,350,647

During the third quarter of 2020, the Company performed its annual goodwill impairment analysis. The Company performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary. There were no goodwill impairments during the nine months ended September 30, 2020 and 2019, respectively.
See Note 18, "Business Acquisitions" for additional information on goodwill from acquisitions.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $164.1 million and $129.9 million at September 30, 2020 and December 31, 2019, respectively. The aggregate amortization expense for the three months ended September 30, 2020 and 2019 was $11.9 million and $15.5 million, respectively. The aggregate amortization expense for the nine months ended September 30, 2020 and 2019 was $35.6 million and $42.5 million, respectively.

Note 13.	Debt
The Company's debt consists of the following (in thousands):

		September 30, 2020			December 31, 2019
	Maturity Date	Amount	Stated Rate	Effective Rate	Amount	Stated Rate	Effective Rate
Senior Unsecured Notes:
Senior 2030 Notes	August 1, 2030	$500,000	2.500%	2.630%	$—	—%	—%
Senior 2021 Notes (1)	June 15, 2021	—	—%	—%	425,000	3.125%	3.343%
Credit Agreement:
U.S. dollar term loan	March 29, 2024	92,500	1.470%	1.732%	96,250	1.945%	2.196%
Swedish kronor term loan	March 29, 2024	143,248	1.250%	1.503%	143,302	0.098%	0.351%
Revolving credit facility	March 29, 2024	65,000	1.397%	1.397%	16,000	1.799%	1.799%
Total		800,748			680,552
Unamortized discounts and issuance costs		(7,785)			(3,689)
Total debt		$792,963			$676,863
Reported as:
Credit facility		$65,000			$16,000
Long-term debt, current portion		12,743			12,444
Long-term debt, net of current portion		715,220			648,419
Total		$792,963			$676,863

(1) The Senior 2021 Notes were redeemed in full in connection with the Company’s August 2020 issuance of the Senior 2030 Notes in a public offering described below under “Senior Unsecured Notes”.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.        Debt - (Continued)
Senior Unsecured Notes
On August 3, 2020, the Company issued and sold its $500.0 million senior unsecured notes maturing on August 1, 2030 (the “2030 Notes”) in an underwritten public offering. The aggregate net proceeds from the offering were approximately $494.2 million after deducting underwriting fees, debt discount and transaction issuance costs, which are being amortized over a period of ten years. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The net proceeds from the sale of the 2030 Notes were used to redeem the Company’s outstanding $425.0 million senior unsecured notes due June 15, 2021 (the “2021 Notes”), and for general corporate purposes, which may include funding for working capital, investments in Company's subsidiaries, capital expenditures, acquisitions, and stock repurchases. In connection with the redemption of the 2021 Notes, during the three months ended September 30, 2020, the Company recorded a $9.1 million loss on debt extinguishment on the Consolidated Statements of Income, which consisted of a $8.5 million redemption premium payment and $0.6 million for the unamortized portion of the original issue discount and previously incurred issuance costs.
Credit Agreement
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto. The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, the Company made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor and repaid all outstanding amounts under its prior credit agreement. The Company borrowed an additional $175.0 million and made payments of $126.0 million under the revolving credit facility during the nine months ended September 30, 2020.
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
The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At September 30, 2020, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which the Company was in compliance at September 30, 2020.
The facilities available under the Credit Agreement are unsecured. The Credit Agreement also contains language providing for the adoption of a LIBOR successor rate in anticipation of the possibility of LIBOR benchmark reform, consistent with market practice. The Company is engaged in regular dialogue with its lenders and derivatives counterparties to keep apprised of the proposed successor rates in each of the jurisdictions that might be impacted by a need to execute a financial transaction. Although progress has been made by the various working groups, the Company believes it is too early to accurately assess any financial impact of the LIBOR benchmark reform.
As disclosed in Note 5, "Fair Value of Financial Instruments", the Company entered into a floored interest rate swap with a Swedish kronor notional amount initially equivalent to $150.0 million to hedge the cash flows associated with the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan.
Letters of Credit
At September 30, 2020, the Company had $10.8 million of letters of credit outstanding under the Credit Agreement, which reduced the total availability under the revolving commitments under the Credit Agreement.
On January 11, 2019, a standby letter of credit, not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authority in order to grant the original respite from paying the tax reassessment described in Note 16, "Income Taxes." The outstanding amount of the L/C Agreement was equivalent to approximately $248.0 million at September 30, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14.	Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accrued product warranties, beginning of period	$20,348	$18,541	$19,143	$18,583
Amounts paid for warranty services	(1,908)	(3,853)	(5,714)	(10,983)
Warranty provisions for products sold	2,375	4,329	7,464	10,536
Business acquisition	—	—	—	899
Currency translation adjustments and other	117	(100)	39	(118)
Accrued product warranties, end of period	$20,932	$18,917	$20,932	$18,917

Current accrued product warranties, end of period			$16,786	$14,371
Long-term accrued product warranties, end of period			$4,146	$4,546
The Company generally provides a twelve to twenty-four-month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. Long-term accrued product warranties are included in other long-term liabilities on the Consolidated Balance Sheets.

Note 15.	Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, 2019, and 2020, the Company paid $1.0 million, $3.5 million and $3.5 million, respectively, of the $15.0 million charge and as of September 30, 2020, the remaining amounts payable of $3.5 million and $3.5 million have been recorded in other current liabilities and other long-term liabilities, respectively. The remaining $7.0 million is payable in annual installments of $3.5 million through April 2022. The Company's investments in remedial compliance measures to date have been sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted a number of compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). This matter remains under review by DDTC, BIS and the Department of Justice ("DOJ"). DDTC and BIS both acknowledged the submissions, and the Company executed tolling agreements for this matter with each of DDTC, BIS and DOJ. The DDTC tolling agreement has lapsed, and the BIS and DOJ tolling agreements have been extended to December 1, 2020 and December 15, 2020, respectively; FLIR is in discussion with DOJ on resolving the matter.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15.        Contingencies - (Continued)
Matters Involving the United States Department of State and Department of Commerce - (Continued)
In June 2017, BIS informed the Company of additional export licensing requirements that restrict the Company’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of the Company's products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations ("EAR") Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). If the Company is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of the Company’s products, the Company could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
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
While there still remains uncertainty related to estimating the costs associated with a potential remedy and number of units which may require such remedy, the Company currently estimates the range of potential loss on remaining units to be between $2.7 million and $9.1 million. As no single amount within the range is a better estimate than any other amount within the range, the Company has recorded an accrual of $2.7 million in other current liabilities as of September 30, 2020. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
Shareholder Derivative Lawsuit
In June 2020, a shareholder filed a derivative lawsuit in the Court of Chancery for the State of Delaware, Case No. 2020-0464, against the Company, as a nominal defendant, and certain current and former directors of the Company. Pointing to the Company’s 2015 settlement with the United States Securities and Exchange Commission of alleged United States Foreign Corrupt Practices Act violations and 2018 settlement with United States Department of State of alleged export control violations, the complaint alleges that the Company’s directors breached their fiduciary duties by failing to ensure that the Company had internal controls in place that would have prevented the alleged underlying misconduct and these settlements. The complaint also asserts claims for, among other matters, corporate waste and unjust enrichment, and seeks unspecified monetary damages from the individual defendants, injunctive relief, disgorgement of director compensation, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants. The Company filed a motion to dismiss in the third quarter of 2020, and oral arguments are scheduled for the first quarter of 2021.
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
Other Matters - (Continued)
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

Note 16.	Income Taxes
The provision for income taxes was as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax provision	$19,258	$5,079	$47,669	$30,093
Effective tax rate	24.1%	7.6%	25.8%	15.0%

The effective tax rate for the three and nine months ended September 30, 2020 is higher than the United States Federal tax rate of 21.0 percent mainly due to the tax effects of intercompany transfers, non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken or expected to be taken on prior and current year tax returns, and state taxes. These amounts were offset partially by benefits related to United States export sales, research credits and lower global intangible income subject to United States tax.
As of September 30, 2020 and December 31, 2019, the Company has accrued income tax liabilities of $37.1 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act. Of the amounts accrued, $2.7 million is expected to be due within one year. The remaining transition tax will not accrue interest and will be paid in annual installments beginning in 2021 through 2024.
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
As of September 30, 2020, the Company had approximately $35.7 million of unrecognized tax benefits, of which $34.4 million would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $10.1 million of the net unrecognized tax benefits will be recognized within 12 months as a result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of September 30, 2020, the Company had $5.3 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheets.
During the fourth quarter of 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $334.2 million (Swedish kronor 3.0 billion). On March 26, 2020, the Company received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. The Company does not agree with the Court’s ruling, continues to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and has appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. The Company has received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the Company’s appeal will be successful.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16.        Income Taxes - (Continued)
During the third quarter of 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of the Company's international subsidiaries is in breach of European Union state aid rules. The Company believes all taxes assessed by Belgium have been paid and has not adjusted unrecognized tax benefits in relation to this matter.
Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. Through September 30, 2020 the CARES Act has not materially affected the Company's income tax provision or deferred tax assets or liabilities. The Company will continue to monitor the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
Segment operating income information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue—External Customers:
Industrial Technologies	$281,119	$257,900	$857,732	$813,775
Defense Technologies	185,295	213,348	541,620	584,207
	$466,414	$471,248	$1,399,352	$1,397,982
Revenue—Intersegments:
Industrial Technologies	$3,639	$3,759	$10,269	$12,221
Defense Technologies	2,289	959	5,562	3,906
Eliminations	(5,928)	(4,718)	(15,831)	(16,127)
	$—	$—	$—	$—
Segment operating income:
Industrial Technologies	$87,743	$63,713	$259,145	$204,365
Defense Technologies	38,811	53,809	113,120	146,485
	$126,554	$117,522	$372,265	$350,850
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated segment operating income	$126,554	$117,522	$372,265	$350,850
Unallocated corporate expenses	(27,812)	(25,491)	(93,082)	(83,416)
Amortization of purchased intangible assets	(11,872)	(15,477)	(35,522)	(42,451)
Restructuring expenses	(293)	(2,166)	(28,779)	(5,776)
Consolidated earnings from operations	86,577	74,388	214,882	219,207
Loss on debt extinguishment	(9,126)	—	(9,126)	—
Interest and non-operating income (expense)	2,470	(7,262)	(20,743)	(19,201)
Consolidated earnings before income taxes	$79,921	$67,126	$185,013	$200,006
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
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17.        Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	September 30,	December 31,
	2020	2019
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial Technologies	$420,319	$405,166
Defense Technologies	395,752	332,639
	$816,071	$737,805
Goodwill:
Industrial Technologies	640,165	635,899
Defense Technologies	710,482	728,697
	$1,350,647	$1,364,596
Total operating segment assets	$2,166,718	$2,102,401

Assets not allocated:
Cash and cash equivalents	$319,995	$284,592
Prepaid expenses and other current assets	92,620	86,337
Property and equipment, net	255,457	255,905
Deferred income taxes	37,902	39,983
Intangible assets, net	211,206	247,514
Other assets	129,014	120,809
Total assets	$3,212,912	$3,137,541

Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Industrial Technologies	Defense Technologies	Total	Industrial Technologies	Defense Technologies	Total
United States	$127,594	$134,518	$262,112	$362,232	$362,165	$724,397
Europe	73,031	24,312	$97,343	216,197	69,733	$285,930
Asia	53,991	11,214	$65,205	188,329	39,292	$227,621
Middle East/Africa	9,072	10,135	$19,207	41,887	60,357	$102,244
Canada/Latin America	17,431	5,116	$22,547	49,087	10,073	$59,160
	$281,119	$185,295	$466,414	$857,732	$541,620	$1,399,352

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Industrial Technologies	Defense Technologies	Total	Industrial Technologies	Defense Technologies	Total
United States	$123,495	$146,421	$269,916	$391,574	$389,940	$781,514
Europe	61,695	24,537	86,232	209,998	76,133	286,131
Asia	50,736	16,080	66,816	145,750	51,014	196,764
Middle East/Africa	7,395	24,571	31,966	23,046	60,793	83,839
Canada/Latin America	14,579	1,739	16,318	43,407	6,327	49,734
	$257,900	$213,348	$471,248	$813,775	$584,207	$1,397,982

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

	September 30,	December 31,
	2020	2019
United States	$1,125,851	$1,137,375
Europe	415,105	435,024
Other foreign	405,368	416,425
	$1,946,324	$1,988,824
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States government	$155,437	$165,682	$417,632	$459,336

Note 18.	Business Acquisitions
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

Note 19.     Restructuring
In the first quarter of 2020, the Company initiated a strategy-driven restructuring plan, Project Be Ready, to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 were consolidated into Project Be Ready.
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
Restructuring expenses related to Project Be Ready, which are recorded in “Restructuring Expenses” on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee separation costs	$(200)	$—	$17,153	$—
Lease consolidation expenses	—	—	204	—
Third party and other costs	493	—	11,422	—
Total Restructuring Program Expenses	$293	$—	$28,779	$—

The restructuring liability related to Project Be Ready was as follows (in thousands):

	Employee separation costs	Third party and other costs	Total
Balance at December 31, 2019	$1,343	$2,780	$4,123
Accrual and accrual adjustments	17,151	11,628	28,779
Cash payments	(11,253)	(14,121)	(25,374)
Balance at September 30, 2020	$7,241	$287	$7,528

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.     Restructuring - (Continued)
During the three and nine months ended September 30, 2019, the Company recognized a total of $2.2 million and $5.8 million, respectively, of expense in connection with other restructuring activities which have been recorded in “Restructuring Expenses” on the Consolidated Statements of Income.

Note 20.	Subsequent Events
On October 29, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on its common stock, payable on December 4, 2020, to shareholders of record as of the close of business on November 20, 2020. The total cash payment of this dividend will be approximately $22.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19
On January 30, 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak as a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. Early on, the transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments. More recently, state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. In addition, as cases have resurged in parts of the U.S., including areas in which we maintain large facilities, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, with increased risks to our operations.
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
In aggregate, the outbreak did not have a material impact on our consolidated financial results in the first nine months of 2020. While the Industrial Technologies segment has experienced an increase in demand for its Elevated Skin Temperature (“EST”) cameras during 2020 as a result of the COVID-19 pandemic, which are being deployed to help prevent the spread of the virus, this increase has been partially offset by lower volume in certain commercial end markets. The Defense Technologies segment has experienced administrative processing delays impacting the timing of bookings and revenue. These trends are likely to affect the segment’s results in subsequent quarters, although it is not yet possible to estimate the longer-term effects of the pandemic on demand for EST screening technology and other products.
We continue to monitor the evolving situation related to COVID-19. The extent to which COVID-19 impacts our operations or financial results will further depend on future developments, which are highly uncertain and cannot be predicted, including the status of state and local government reopening plans and any resurgence of illness and the reimposition of certain restrictions in connection therewith, additional actions taken by governments, businesses and individuals to contain the virus or address its impact, new information which may emerge concerning the severity or treatability of the virus, and the extent of the economic downturn resulting from the response to the virus, among others.

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

Consolidated Operating Results
The following discussion provides an overview of our operating results by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations. Given the nature of our business, we believe revenue and earnings from operations, or operating income (including operating margin percentage), are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and no revenue has been recognized. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be delayed or canceled at the customer's discretion. Further, due to the COVID-19 pandemic, as described above within “Impact of COVID-19,” we are unsure how future results will compare to historic trends in the conversion of backlog to revenue.
The following table summarizes our consolidated operating results for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
	2020	2019	Change	Change	2020	2019	Change	Change
Revenue	$466,414	$471,248	$(4,834)	(1.0)%	$1,399,352	$1,397,982	$1,370	0.1%
Cost of goods sold	237,500	241,501	(4,001)	(1.7)%	698,870	700,966	(2,096)	(0.3)%
Gross profit	228,914	229,747	(833)	(0.4)%	700,482	697,016	3,466	0.5%
Research and development	47,848	49,800	(1,952)	(3.9)%	157,707	150,437	7,270	4.8%
Selling, general and administrative	94,196	103,393	(9,197)	(8.9)%	299,114	321,596	(22,482)	(7.0)%
Restructuring expenses	293	2,166	(1,873)	(86.5)%	28,779	5,776	23,003	398.3%
Earnings from operations	86,577	74,388	12,189	16.4%	214,882	219,207	(4,325)	(2.0)%
Interest expense	7,273	7,582	(309)	(4.1)%	21,196	20,370	826	4.1%
Interest income	(55)	(612)	557	(91.0)%	(531)	(2,107)	1,576	(74.8)%
Loss on debt extinguishment	9,126	—	9,126	NM	9,126	—	9,126	NM
Other (income) expense, net	(9,688)	292	(9,980)	NM	78	938	(860)	(91.7)%
Earnings before income taxes	79,921	67,126	12,795	19.1%	185,013	200,006	(14,993)	(7.5)%
Income tax provision	19,258	5,079	14,179	279.2%	47,669	30,093	17,576	58.4%
Net earnings	$60,663	$62,047	$(1,384)	(2.2)%	$137,344	$169,913	$(32,569)	(19.2)%
Gross Margin	49.1%	48.8%			50.1%	49.9%
NM - Not meaningful
Revenue. The decrease for the three months ended September 30, 2020 as compared to the prior year quarter was primarily attributable to shipment timing and the completion of certain contracts that contributed to revenue in the prior year in Defense Technologies. The decrease was partially offset by increased demand for Elevated Skin Temperature ("EST") cameras in Industrial Technologies as a result of the COVID-19 pandemic. The increase for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily associated with increased demand for EST cameras in Industrial Technologies as a result of the COVID-19 pandemic and contributions of unmanned revenues from the Aeryon Labs and Endeavor Robotics acquisitions in Defense Technologies. These increases were partially offset by lower volume in certain commercial end markets in Industrial Technologies and the completion of certain contracts that contributed to revenue in the prior year in Defense Technologies.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. We currently expect total annual revenue for 2020 to be in line with 2019 revenue; however, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 43.8 percent and 42.7 percent of total revenue for the three months ended September 30, 2020 and 2019, respectively. International sales accounted for 48.2 percent and 44.1 percent of total revenue for the nine months ended September 30, 2020 and 2019, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. The decrease for the three months ended September 30, 2020 as compared to the prior year quarter was primarily attributable to the lower revenue volume. The decrease for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to favorable product mix in Industrial Technologies, partially offset by an increase in intangible asset amortization.

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
Research and development expenses. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2019, our annual research and development expenses have varied between 8.5 percent and 10.8 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. The reductions for both the three and nine months ended September 30, 2020 were primarily attributable to decreases in intangible asset amortization, marketing, and travel expenses.
Restructuring expenses. In the first quarter of 2020, we initiated a strategy-driven restructuring plan, Project Be Ready, to simplify our product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 were consolidated into Project Be Ready. The net pre-tax restructuring charges recorded for these programs during the three and nine months ended September 30, 2020 primarily represent employee separation costs and third party and other costs. During the three and nine months ended September 30, 2019, we also recorded net pre-tax restructuring charges in connection with other restructuring activities. Refer to Note 19, "Restructuring" of the Notes to the Consolidated Financial Statements for further discussion.
Interest expense. Interest expense for the three and nine months ended September 30, 2020 and 2019, respectively, was primarily associated with our previous 3.125 percent senior unsecured notes (the “2021 Notes”) in aggregate principal amount of $425.0 million and interest on amounts drawn under our credit facility. In addition, for the three months ended September 30, 2020, the interest expense was also associated with our 2.500 percent senior unsecured notes (the “2030 Notes”) in aggregate principal amount of $500.0 million that were issued and sold on August 3, 2020. The 2021 Notes were redeemed in full in connection with the August 2020 issuance of the 2030 Notes in a public offering.
Loss on debt extinguishment. During the three months ended September 30, 2020, we recorded a $9.1 million loss on debt extinguishment due to the redemption of our 2021 Notes, which consisted of a $8.5 million payment of redemption premium and $0.6 million for the unamortized portion of the original issue discount and previously incurred issuance costs.
Other (income) expense, net. The change in other (income) expense, net for the three months ended September 30, 2020 as compared to the prior year quarter was primarily attributable to increased gains in our deferred compensation plan as well as increased gains on currency exchange rate fluctuations. The decrease in other expense, net for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 was primarily attributed to impairments associated with our equity investments partially offset by increased gains on currency exchange rate fluctuations.
Income taxes. Our income tax provision for the three and nine months ended September 30, 2020 represents an effective tax rate of 24.1 percent and 25.8 percent, respectively. Our income tax provision for the three and nine months ended September 30, 2019 represented an effective tax rate of 7.6 percent and 15.0 percent, respectively. The effective tax rate for the three and nine months ended September 30, 2020 is higher than the United States Federal tax rate of 21 percent due to the tax effects of intercompany transfers, non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken or expected to be taken on prior and current year tax returns, and state taxes. These amounts were offset partially by benefits related to United States export sales, research credits and lower global intangible income subject to United States tax. The effective tax rate for the three and nine months ended September 30, 2019 is lower than the United States Federal tax rate of 21 percent mainly due to a reduction in previously non-deductible interest expense and excess tax benefits from stock compensation, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
During the fourth quarter of 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $334.2 million (Swedish kronor 3.0 billion). On March 26, 2020, we received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. We do not agree with the Court’s ruling, continue to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and have appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the unrecognized tax benefits has been recorded in relation to this matter. We received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the appeal will be successful.
During the third quarter of 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe all taxes assessed by Belgium have been paid and have not adjusted unrecognized tax benefits in relation to this matter.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. Through September 30, 2020 the CARES Act has not materially affected our income tax provision or deferred tax assets or liabilities. We will continue to monitor the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Segment Operating Results
In the first quarter of 2020, we completed a business reorganization as part of our "Project Be Ready" restructuring program, which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). We commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 17, “Operating Segments and Related Information” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues. See Note 19, “Restructuring” for further information on Project Be Ready.
Industrial Technologies Segment
Industrial Technologies operating results are as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
	2020	2019	Change	Change	2020	2019	Change	Change
Revenue	$281,119	$257,900	$23,219	9.0%	$857,732	$813,775	$43,957	5.4%
Segment operating income	87,743	63,713	24,030	37.7%	259,145	204,365	54,780	26.8%
Segment operating margin	31.2%	24.7%			30.2%	25.1%
Total backlog, end of period					$342,373	$273,578	$68,795	25.1%
The increase in revenue for both the three and nine month periods was primarily attributable to increased demand for EST cameras as a result of the COVID-19 pandemic, partially offset by lower volume in commercial end markets.
The increase in segment operating margin for both the three and nine month periods was primarily attributable to the aforementioned higher revenue and associated gross profit volume, favorable product mix, and lower marketing and travel expenses.
The increase in total backlog at September 30, 2020 as compared to the prior year quarter was primarily the result of award timing and an increased volume of long-term orders.
Defense Technologies Segment
Defense Technologies operating results are as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
	2020	2019	Change	Change	2020	2019	Change	Change
Revenue	$185,295	$213,348	$(28,053)	(13.1)%	$541,620	$584,207	$(42,587)	(7.3)%
Segment operating income	38,811	53,809	(14,998)	(27.9)%	113,120	146,485	(33,365)	(22.8)%
Segment operating margin	20.9%	25.2%			20.9%	25.1%
Total backlog, end of period					$556,293	$536,718	$19,575	3.6%
The decrease in revenue for both the three and nine month periods was primarily attributable to shipment timing and the completion of certain contracts that contributed to revenue in the prior year periods, partially offset by increased volumes for unmanned revenues from the Aeryon Labs and Endeavor Robotics acquisitions.
The decrease in segment operating margin for both the three and nine month periods was primarily attributable to the lower revenue and associated gross profit volume, product mix and an increase in research and development expenses.
The increase in total backlog at September 30, 2020 as compared to the prior year quarter was primarily a result of increased orders in unmanned systems.

Liquidity and Capital Resources
Overview
At September 30, 2020, we had a total of $320.0 million in cash and cash equivalents, $101.9 million of which was in the United States and $218.1 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2019 of $284.6 million, of which $77.8 million was in the United States and $206.8 million at our foreign subsidiaries.
At September 30, 2020 and December 31, 2019, we had outstanding debt of $793.0 million and $676.9 million, respectively, which consists of unsecured term loans and borrowings under the revolving credit facility that we entered into during 2019 (collectively referred to as the "Credit Agreement") and senior unsecured notes. On August 3, 2020, we issued and sold our $500.0 million senior unsecured notes maturing on August 1, 2030 (the “2030 Notes”) in an underwritten public offering. The aggregate net proceeds from the offering were approximately $494.2 million after deducting underwriting fees, debt discount and transaction issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The net proceeds from the sale of the 2030 Notes were used to redeem the outstanding $425.0 million senior unsecured notes due June 15, 2021 (the “2021 Notes”), and for general corporate purposes, which may include funding for working capital, investments in our subsidiaries, capital expenditures, acquisitions, and stock repurchases. In connection with the redemption of the 2021 Notes, during the three months ended September 30, 2020, we recorded a $9.1 million loss on debt extinguishment on the Consolidated Statements of Income. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we complied at September 30, 2020. We had $10.8 million of letters of credit outstanding under the Credit Agreement at September 30, 2020, which reduced the total availability under the revolving commitments under the Credit Agreement. See Note 13, "Debt" of the Notes to the Consolidated Financial Statements for more details.
On January 11, 2019, a standby letter of credit not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authority in order to grant the original respite from paying the tax reassessment described in Note 16, "Income Taxes" of the Notes to the Consolidated Financial Statements. The outstanding amount of the L/C Agreement was equivalent to approximately $248.0 million at September 30, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Under the share repurchase authorization, we may repurchase our shares periodically until the share repurchase authorization expires in February 2021, depending on market conditions and other factors, and may do so in open market purchases. Our repurchase program may be suspended or discontinued at any time. As of September 30, 2020, the Company's total remaining number of shares that may yet be repurchased under the current authorization was approximately 8.3 million.

We paid dividends of $22.3 million and $67.3 million during the three and nine months ended September 30, 2020, respectively, and $22.8 million and $68.9 million during the three and nine months ended September 30, 2019, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through existing cash on hand, cash generated from operations and, if needed, amounts available on our existing credit facilities or financing available from other sources. However, as the impact of the COVID-19 pandemic on the global economy and our operations evolve, we will continue to assess our liquidity needs. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition, and could materially adversely impact our customers or suppliers. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. In addition to the acquisitions disclosed elsewhere herein, we have evaluated and expect to continue to evaluate possible transactions. Such transactions may be material and involve cash, our securities or the assumption or incurrence of additional indebtedness.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$82,174	$153,524	$196,189	$276,825
Net cash used in investing activities	(9,894)	(10,332)	(36,832)	(632,596)
Net cash (used in) provided by financing activities	(90,946)	(110,016)	(119,849)	145,365
Net cash provided by operating activities decreased $71.4 million for the three months ended September 30, 2020, when compared to the prior year quarter, primarily due to less favorable timing of working capital changes partially offset by higher net earnings after adding back non-cash adjustments.
Net cash provided by operating activities decreased $80.6 million for the nine months ended September 30, 2020, when compared to the prior year, primarily due to less favorable timing of working capital changes as well as lower net earnings after adding back non-cash adjustments.
Net cash used in investing activities was relatively flat for the three months ended September 30, 2020, when compared to the prior year quarter.
Net cash used in investing activities decreased $595.8 million for the nine months ended September 30, 2020, when compared to the prior year, primarily due to cash paid for business acquisitions in the prior year.
Net cash used in financing activities decreased $19.1 million for the three months ended September 30, 2020, when compared to the prior year quarter, primarily due to repurchases of common stock totaling $75.0 million in the prior year quarter partially offset by lower net proceeds of $53.0 million on our Credit Agreement and senior unsecured notes, which included the 2030 Notes proceeds that were issued and sold on August 3, 2020.
Net cash used in financing activities decreased $265.2 million for the nine months ended September 30, 2020, when compared to the prior year, primarily due to lower net proceeds of $229.0 million from our Credit Agreement and senior unsecured notes, which included the 2030 Notes proceeds that were issued and sold on August 3, 2020, an increase of $25.0 million in repurchases of common stock and lower proceeds of $13.5 million from shares issued.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Pronouncements
For a discussion of these items, see Note 1, "Basis of Presentation and Accounting Standards Updates" of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See Management's Discussion and Analysis and the discussion of critical accounting policies and use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 15, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first nine months ended September 30, 2020.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the nine months ended September 30, 2020. The Company borrowed an additional $175.0 million and made payments of $126.0 million under the revolving credit facility during the nine months ended September 30, 2020.
On August 3, 2020, the Company issued and sold its $500.0 million senior unsecured notes maturing on August 1, 2030 (the “2030 Notes”) in an underwritten public offering. The aggregate net proceeds from the offering were approximately $494.2 million after deducting underwriting fees, debt discount and transaction issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The net proceeds from the sale of the 2030 Notes were used to redeem the Company's outstanding $425.0 million senior unsecured notes due June 15, 2021 (the “2021 Notes”), and for general corporate purposes, which may include funding for working capital, investments in Company's subsidiaries, capital expenditures, acquisitions, and stock repurchases. See Note 13, "Debt" of the Notes to the Consolidated Financial Statements for more details.

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
As of September 30, 2020, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the following:
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
As our risk management objectives include mitigating the risk of changes in cash flows attributable to changes in the designated three-month Eurocurrency rate on the Company’s Swedish kronor term loan, the Company entered into a floored interest rate swap for the aggregate notional amount borrowed; changes in the cash flows of the interest rate swap is expected to exactly offset the changes in cash flows attributable to fluctuations in the three-month Eurocurrency-based interest payments. The net effect of the swap is to convert the floating interest rate basis to a fixed rate of 0.59 percent.
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
See Note 6, "Derivative Financial Instruments - Interest Rate Swap" and Note 13, "Debt" of the Notes to the Consolidated Financial Statements and Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information on the Company's debt and interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. Risk Factors in the Company's subsequent Quarterly Reports on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2020, the Company did not repurchase shares.
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

4.1
Indenture, dated as of August 3, 2020, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2020 (File Number 000-21918)).

4.2
First Supplemental Indenture dated as of August 3, 2020, by and between FLIR Systems, Inc. and U.S. Bank National Association, as trustee, including Form of 2.500% Notes due August 1, 2030 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2020 (File Number 000-21918)).

4.3	Form of 2.500% Note due August 1, 2030 (included in Exhibit 4.2 hereto).
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIR SYSTEMS, INC.

Date October 30, 2020	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)