Form 10-K
period 2020-12-31
FLIR SYSTEMS INC
filed 2021-02-25
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the shares of voting and non-voting stock of the registrant held by non-affiliates was $5,279,054,662.
As of February 19, 2021, there were 131,238,445 shares of the registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

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

PART I
ITEM 1.    BUSINESS
RECENT DEVELOPMENTS
On January 4, 2021, Teledyne Technologies Inc. (“Teledyne”) and the Company announced that the companies have entered into a definitive merger agreement (the “Merger Agreement”) among Teledyne, FLIR, Firework Merger Sub I, Inc. (“Merger Sub I”), and Firework Merger Sub II, LLC (“Merger Sub II”) under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the Merger Agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implies a total purchase price of approximately $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020.
The transaction is expected to close in the middle of 2021 subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of Teledyne and FLIR stockholders and other customary closing conditions.
GENERAL
FLIR is a world leader in developing technologies that enhance perception and awareness. We design, develop, market, and distribute solutions that detect people, objects and substances that may not be perceived by human senses and improve the way people interact with the world around them. We bring these innovative technologies into daily life in ways that help save lives and livelihoods. FLIR technologies include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions.
Founded in 1978, FLIR is a pioneer in advanced sensors and integrated sensor systems that enable the gathering, measurement, and analysis of critical information through a wide variety of applications in government, industrial and commercial markets worldwide. We offer the broadest range of infrared, also known as thermal, imaging solutions in the world, with products that range from professional-use thermal camera smartphone accessories to highly advanced aircraft-mounted imaging systems for military and search and rescue applications, with products in between serving a multitude of markets, customers, and applications. As the cost of thermal imaging technology has decreased, our opportunities to increase the adoption of thermal technology and create new markets for the technology have expanded. In order to better serve the customers in these markets, we have augmented our thermal product offerings with complementary sensing technologies, such as visible imaging, radar, laser, sonar, chemical sensing, and environmental sensing technologies.

Our goal is both to enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and enhancing advanced driver-assistance systems ("ADAS") and autonomous driving solutions, as well as a variety of other uses of thermal and other sensing technologies.
Our business model and range of solutions allow FLIR to sell products to various end markets, including industrial, original equipment manufacturing ("OEM"), military, homeland security, enterprise, infrastructure, and environmental. We sell off-the-shelf products and customized solutions in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs. Because we aggregate product demand and production across these markets, we can generate significant volume; this volume drives down cost, which then increases demand, enabling a virtuous cycle of lower prices and higher unit volumes. Our manufacturing and supply processes are vertically integrated, minimizing lead times, facilitating prompt delivery, controlling costs and ensuring that components satisfy our high quality standards.
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
Industrial Technologies Segment
The Industrial Technologies segment develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The Industrial Technologies segment also develops and manufactures devices that image, measure, and assess thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications, imaging payloads for Unmanned Aerial Systems ("UAS"), ADAS, autonomous emergency braking, machine vision cameras, people counting and tracking, and thermal imaging solutions for use by consumers in the smartphone and mobile devices markets. Products include thermal imaging cameras, gas detection cameras, firefighting cameras, process automation cameras, and environmental test and measurement devices. These tools are used by professionals in electrical and mechanical, building envelope, manufacturing plant facility maintenance, petrochemical, utilities, heating, ventilation, air conditioning, and refrigeration ("HVAC/R"), firefighting, safety and health, and a variety of other sectors. In addition, the Industrial Technologies segment also develops and manufactures a wide variety of fixed-mounted visible and thermal imaging cameras and related software for perimeter security in critical infrastructure, enterprise, and smart city vertical markets, electronics and imaging instruments for the recreational and commercial maritime market, automatic incident detection sensors and related data analytics for traffic monitoring and control, and handheld thermal imaging systems for use in a variety of first responder and recreational applications. Products include thermal and visible-spectrum security cameras, and related software and accessories, a full suite of networked marine electronic systems including multi-function helm displays, navigational instruments, autopilots, radars, sonar systems, thermal and visible imaging systems, and communications equipment for boats of all sizes, traffic cameras, sensors and associated traffic management software, and hand-held thermal imagers. Revenue from the Industrial Technologies segment was $1,156.1 million in 2020, which represented approximately 60.1 percent of consolidated revenue.

Defense Technologies Segment
The Defense Technologies segment provides enhanced sensing and decision support solutions to a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The Defense Technologies segment also develops and manufactures sensors, instruments and integrated platform solutions for the detection, identification, and suppression of chemical, biological, radiological, nuclear, and explosives ("CBRNE") threats for military force protection, homeland security, and commercial applications. The Defense Technologies segment, through its 2019 acquisitions of Aeryon Labs and Endeavor Robotics, as well as its operations in Norway, produces advanced multi-mission unmanned air and unmanned ground systems. The Defense Technologies segment has strengths in understanding the nature of sophisticated security threats, the technological potential of advanced detection instruments and systems, and the complex procurement processes of United States and many international government customers. These products and solutions are sold off-the-shelf or can be customized for specific applications and range in price from under $10,000 for certain hand-held and weapon-mounted systems to over $1 million for our most advanced integrated sensing solutions platform. Revenue from the Defense Technologies segment was $767.6 million in 2020, which represented approximately 39.9 percent of consolidated revenue.
For additional information concerning the Company’s operating segments, including revenues from external customers, segment operating income and operating segment assets, see Note 19, "Operating Segments and Related Information," to the Consolidated Financial Statements in Item 8.
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

We have expertise in the calibration and repair of our products and maintain service facilities at many locations worldwide. Each of our service facilities has the capability to perform the complex calibrations required to service thermal imaging systems. We also maintain field service capabilities under the direction of our independent representatives or distributors in certain locations outside the United States.
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
Thermal Radiometry

Our ability to produce thermal imaging systems that can accurately measure temperature remotely is critical in many of our Industrial Technologies segment markets. We have demonstrated know-how in designing and producing systems that can measure temperature to within very precise tolerances while maintaining accuracy and stability over time and over a wide range of ambient temperatures. We believe our skills in this area, known as thermal radiometry, offer an important competitive advantage over many of our competitors.
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
Tactical Platforms

We develop and manufacture comprehensive and integrated solutions for surveillance, assessment, and response. These platform solutions draw from our Defense Technologies segment products, as well as products sourced outside of the Company. These unmanned and manned networkable mobile and vehicle mounted systems can be deployed in nearly any environment and have provided security at borders, at theme parks, for police and military forces, at national monuments, and at high-profile events, both in the United States and internationally.
RESEARCH & DEVELOPMENT
Our success has been, and will continue to be, substantially affected by our ability to innovate new products and technologies that both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our research and development ("R&D") capabilities. We intend to continue to have significant internal R&D expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we engage in R&D projects that are reimbursed by government agencies or prime contractors pursuant to development contracts we undertake.
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
Vertically Integrated Manufacturing and Supply
We have built a vertically integrated manufacturing operation that provides control over several key component technologies. Through acquisitions and internal development, we have created an internal supply network that allows for optimized manufacturing throughput, rapid response to changes in customer demand, increased product design flexibility, enhanced product reliability, and independence in designing key components. Further, this integrated approach enables us to lower costs and improve the functionality of critical components so that they work together most efficiently within our products. In comparison to competitors that do not possess a similar level of vertical integration, our model helps us deliver products in a more timely and cost-effective manner as we rely less on third-party suppliers for critical components.
Industry-Leading Market Position

We are a leading developer of advanced, proprietary sensor systems that are highly reliable, accurate, and effective. We strive to develop products that lead in the areas of Size, Weight, Power and Cost. We believe we have achieved significant penetration into many markets, including the government, industrial, commercial, and consumer markets, by pioneering new applications and being a "first-mover" in these markets. Having a leading position in the markets we serve allows us to secure new and continuing business while also achieving manufacturing economies of scale. Increased unit volumes work to reduce costs throughout our business, which allows us to create new products that feature lower price points. This creates a virtuous cycle whereby we are able to make advanced sensor technologies more affordable to a wide array of end-users while reducing costs. This established presence across multiple markets enhances our competitive position.
Broad Product Lines
We offer a wide array of sensor products, including infrared imaging cameras and systems, detector cores, visible-light cameras, CBRNE threat detectors, test and measurement instruments, radars, maritime electronics, and related products and solutions. Our customers can buy these products off the shelf or request a customized sensor solution. This ability to serve a variety of customers with disparate needs and specifications allows us to facilitate the use of advanced sensors in a broad range of applications. We have the ability to rapidly conceive, design, prototype, and manufacture new products to meet the evolving landscapes of the markets we serve. Our development process incorporates significant customer satisfaction and field-use data and results in the rapid creation of new features that address the changing needs of the end-user. We believe this continual evolution of our products will positively contribute to customer satisfaction and have a long term impact through a high level of customer retention, revenue and income growth.
Internally Funded Innovation
We have expertise in developing sensing instruments that are both highly advanced from a technical standpoint and commercially viable and salable across multiple types of customers. Since the beginning of 2016, we have invested $907.0 million in internally funded research and development of new technologies and products. Utilizing our own funds for R&D provides us with full ownership of the development process and the end product, and also focuses our R&D teams on projects that will result in products that are commercially viable, yield the highest expected financial return and can be marketed to multiple markets for multiple applications.
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
Consistent Generation and Distribution of Cash Flows
Our earnings, combined with our modest capital expenditure requirements, result in the generation of significant cash flows provided by operating activities. In the years ended December 31, 2020 and 2019, our net cash provided by operating activities was $312.4 million and $370.4 million, respectively. Our operating cash flows have exceeded our net earnings in each of the last five years. This ability to consistently convert revenues into net operating cash provides us significant flexibility in making growth and capital deployment decisions, such as consummating strategic acquisitions, undertaking new product and technology development initiatives, expanding our distribution and marketing presence, making capital investments, paying dividends, and repurchasing shares of our common stock in the open market. Since 2016, we have utilized approximately $1,074.5 million of cash for acquisitions and strategic minority investments, $601.1 million for share repurchases, $417.9 million for dividends, and $210.8 million for capital expenditures. Since we began paying dividends in 2011, we have annually increased our dividend at a compound annual growth rate of approximately 12 percent.
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
Fuel
We strive to fuel our business by capturing significant near-term opportunities that help us gain scale and secure leading market positions in attractive markets. Success in these initiatives will give us the ability to make longer-term investments. Examples include winning key business opportunities, which we identify as franchise programs, in each of our operating segments over the next 12 to 36 months. We are strategically dedicating resources and working aggressively to capture these opportunities.
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

BUSINESS SEGMENTS
Industrial Technologies Segment
The Industrial Technologies segment develops and manufactures thermal and visible-spectrum imaging camera cores and components that are utilized by third parties to create thermal, industrial, and other types of imaging systems. The segment also develops, manufactures, and services offerings that image, measure, and analyze thermal energy, gases, and other environmental elements for industrial, commercial, and scientific applications, imaging payloads for UAS, and machine vision cameras. Additionally, the segment develops, manufactures, and services fixed-mounted visible and thermal imaging cameras and related analytics software for perimeter security, critical infrastructure, recreational and commercial maritime, traffic monitoring and control, and elevated skin temperature ("EST") solutions. Offerings include thermal imaging cameras, analytics software, gas detection cameras, firefighting cameras, process automation cameras, environmental test and measurement devices, security cameras, marine electronics, and traffic cameras.
The Industrial Technologies segment offers a broad range of cooled and uncooled thermal products, with thermal cameras for laboratory and research and development applications; optical gas imagers for oil, power, and chemical production applications; highly ruggedized cameras for firefighters that are used for fire attack, overhaul, and search-and-rescue operations; fixed and pan-tilt thermal cameras for factory line automation and plant safety monitoring; and multiple lines of professional and mid-level thermal cameras for building analysis, predictive maintenance, and electrical systems analysis.
The Industrial Technologies segment provides a comprehensive line of rugged and reliable test and measurement instruments, such as moisture meters, electrical test clamp meters, power analyzers, and multi-functional meters. These measurement instruments are used to evaluate electrical and environmental factors, including voltage, sound, light, heat index, and water quality. Leveraging our low-cost thermal sensors, we augment and enhance these familiar tools used in many industrial and commercial trades with Infrared Guided Measurement ("IGM"). IGM allows users to more efficiently address issues by first discovering via a thermal image the precise area of over-heating, moisture damage, or air ingress, allowing them to then apply the relevant sensor, such as voltage, current, spot temperature, or moisture probe, at the point of concern.
The Industrial Technologies segment also offers thermal camera cores, an integrated, plug-and-play camera system that includes the infrared or visible spectrum sensor as well as the related image processing electronics and an optical lens. We offer cooled and uncooled thermal cores that are based on long wave infrared, mid-wave infrared, and short wave infrared sensors. Our visible spectrum camera cores are utilized primarily for machine vision and people counting applications and are based on complementary metal-oxide semiconductors and charged-coupled device sensors that are produced by third parties. We also sell to third parties thermal sensors and readout integrated circuit ("ROIC") products, which are used to convert pixel-level information into digital information, essential in the design of infrared, visible, ultra violet, and X-Ray sensors.
Furthermore, the Industrial Technologies segment provides security solutions for a multitude of applications, including enterprise and infrastructure security. It also develops and manufactures a broad range of maritime thermal imaging and electronic products for recreational and commercial customers globally, develops and manufactures software-enabled automotive and pedestrian monitoring and control systems, and develops and sells hand-held and mounted scopes for law enforcement, first responders, and consumers in the outdoors market.
Security solutions include thermal and visible-spectrum cameras, digital and networked video recorders, and related video management systems software and video analytics software accessories that enable the efficient and effective safeguarding of assets at all hours of the day and night and during adverse weather conditions.
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
These sonars serve as fishermen’s eyes below the water so they can detect fish, locate underwater structure, and identify the habitat of the fish they are trying to catch. We also offer autopilot solutions that provide precision steering control for open water passages. To keep boaters connected, we offer several communication products, such as VHF marine radios for ship-to-ship and ship-to-shore communications, and our automatic identification system solutions enable the wireless exchange of navigation status between vessels and vessel-monitoring centers. Our maritime thermal camera solutions are designed to enhance a boater’s overall situational awareness in limited visibility and are used primarily to identify other vessels, navigation aids, and hazards. Thermal maritime cameras are also utilized for search and rescue and local law enforcement surveillance operations.
We market our maritime products under both the FLIR and Raymarine brands. FLIR-branded maritime products consist of thermal cameras designed for recreational, commercial, and first-responder vessels. The Raymarine line of marine electronics is designed and marketed primarily to recreational boaters and light-commercial customers.
Our vertically integrated manufacturing capability, built over many years, enables us to provide thermal camera core and component products to other FLIR businesses at low cost, as well as sell cores and components to third party customers. Our cores and components are designed for easy and efficient integration into higher levels of product assembly. Third party OEMs integrate these cores and components into their own branded products. We operate under this model to aggregate the largest amount of volume possible, which lowers our total cost to produce camera cores and components.
The Industrial Technologies segment also houses our emerging markets businesses, which are businesses that are identified as high-potential but do not yet have the scale to represent their own segment. Included in our emerging markets business is our mobile products business, makers of thermal imaging accessories for the smartphone market, and our commercial UAS business, which provides thermal cameras and cores for use on, or integration into, UAS systems, which are often referred to as “drones.”
Markets
OEM
We supply cooled and uncooled thermal and visible spectrum camera cores, sensors, and ROICs on an OEM basis to an array of manufacturers of finished products in both the military and commercial spaces. These customers require a product at a lower level of integration than a fully developed thermal imaging system. Examples of major OEM applications in the Industrial Technologies segment are military defense, automotive advanced driver assistance systems, industrial automation systems, UAS, firefighting, smartphones, medical devices, digital X-ray, and security.
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
Firefighting
Thermal imaging is a well-known technology in the firefighting market, with firefighters and first responders worldwide utilizing thermal imaging cameras to protect their own lives and saving the lives of others. Thermal imaging technology allows first responders to assess conditions of a space prior to and after entry by providing them the ability to see through most forms of smoke. This also allows them to search for people and animals and identify fire hot spots in burning buildings or smoke filled environments. Providing the ability to measure temperatures in a non-contact mode from a safe distance helps firefighters to protect themselves against dangerous phenomena like roll-overs and flash-overs.
Manufacturing Process Control
Temperature consistency is critical to the quality of many manufactured components, materials, and products, including metals, plastics, paper, and glass. Thermal cameras, both fixed and mobile, help factories ensure product quality and identify other defects in both products and the manufacturing process itself through the continuous monitoring of the production line, resulting in higher output and nearly perfect quality control. Other users of thermal cameras in the manufacturing sectors include worker safety and fire prevention, analysis of welding and fastening effectiveness, food inspection, packaging quality, and electronic and mechanical component manufacturing, ranging in size from small hybrid integrated circuits to jet engines.
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
Recreational Boating

The recreational boating market consists of fresh and saltwater fishing, sport/cruising, and sailing. Our core MFD products are engineered to address the needs of all three markets. We also develop products specifically for strategic markets and customers, such as Element sonars for freshwater fishermen, wind instruments for sailors, and vessel automation for boat builders.
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
Nuclear Power
The United States Nuclear Regulatory Commission requires nuclear facilities to provide continuous 24-hour surveillance, observation, and monitoring of their perimeter and control areas. Our thermal security cameras are well-suited for this requirement, providing true 24/7 monitoring capability even during most adverse weather conditions.
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
Commercial and First Responder Maritime
The commercial and first responder maritime market consists of light commercial, heavy commercial, and light defense segments. We address these commercial markets with both our thermal maritime cameras and our marine electronics systems.
Intelligent Transportation
Visible and thermal imaging helps transportation departments all over the world monitor vehicles and pedestrians in urban environments, detect incidents on highways and in tunnels, collect and visualize traffic data, control traffic signals, and ensure safety on public roads and railways. These systems are able to detect vehicles and use the information to control traffic lights to improve traffic flow. While road-embedded magnetic loops have historically been the primary technology for analyzing intersections and roadways, visible and thermal imaging are increasingly being used for this application. Thermal imaging technology has proven to be highly effective at detecting the presence of vehicles as it is not impeded by darkness, colors, shadows, direct sunlight, light from oncoming traffic, or weather effects. We believe that the value of these solutions in terms of improved traffic flow, fuel conservation, and public safety is significant.
Personal Vision
FLIR’s premium lightweight personal vision thermal and image-intensified products, such as hand-held monoculars and mounted scopes provide professionals and consumers the ability to see during day and night and stay safe in various settings. They are used by law enforcement for surveillance and tactical operations and by outdoorsmen to track animals and to navigate during deteriorated weather conditions. We believe the personal vision systems market is very large and becoming increasingly accessible as we reduce the price of advanced thermal imaging products.
Customers

Industrial Technologies segment customers are found around the world in commercial, government, trades, educational, research, agricultural, and non-professional/consumer segments. They include utility companies, electrical contractors, building inspectors, damage restoration contractors, first responders, universities, numerous commercial enterprises, makers of military aircraft and vehicles, automotive safety equipment, firefighting equipment, manufacturing automation systems, security cameras, hunting equipment, smartphones, UAS, and maritime equipment. Our Industrial Technologies segment sales personnel maintain direct relationships with many of our customers.
Given the high-value nature of many of our thermography-related instruments, our thermography products’ revenues tend to be correlated with seasonal trends, in particular capital spending trends. In general, customers in markets like predictive maintenance and R&D are sensitive to the broad economy because our cameras are viewed as capital expenditure items. We expect revenue outside the United States to continue to account for more than half of our Industrial Technologies segment revenue.
In addition, our visible-spectrum security solutions are purchased by high-end critical infrastructure users, security hardware distributors, systems integrators, and contractors. Thermal security cameras are currently sold in all global regions, with most customers falling into the high-end critical infrastructure category. However, recent volume production of our thermal camera cores has allowed us to drop the cost of thermal security cameras to a point where it is an affordable option for many commercial security networks.
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
Competition
The Industrial Technologies segment operates in highly competitive markets. The primary competitive factors include brand reputation, technical innovation, product breadth, functionality, quality, reliability, and price. We believe we compete successfully in these markets with our innovative products, multi-function capabilities, high value-to-price ratio, and service and support functions.
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
In the Intelligent Transportation market, we succeed by offering multi-spectrum imaging sensors, including visible and thermal spectrums, coupled with reliable algorithms that automatically detect vehicles, bicycles, and pedestrians so that intersections, tunnels, and bridges are controlled more efficiently and safely.

Sales and Distribution
Our Industrial Technologies segment has a direct sales staff and a network of distributors, dealers and retailers covering major markets worldwide, including technical and customer support staff in the United States and internationally who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers. The majority of our Mobile market sales are generated through wholesale channels, which include national and regional consumer electronics chains, large online retailers, and specialty retailers. We also sell our Mobile products directly to consumers through our own network of e-commerce websites. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations, and through licensees. With our OEM boat builders, we differentiate ourselves by providing full system solutions. We also add value to our boat-building partners through technical installation training of the OEM factory staff. In the United States, we devote special teams to the retail maritime channel so we can address the dynamic and unique merchandising and promotional needs. Our sales team is supported by technical support teams and applications engineers. The technical teams provide customer support and conduct regular training sessions with our technical dealer and OEM customers. A dedicated staff of business development managers for the Intelligent Traffic products assists the distribution channel, made up of traffic control systems integrators and engineering consultants, with application development, technical training, and operational assistance.

At December 31, 2020, the Industrial Technologies segment had a total backlog of $284.8 million compared to $268.6 million at December 31, 2019. Total backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place, delivery or performance is expected to occur and no revenue has been recognized.
Defense Technologies Segment
The Defense Technologies segment develops and manufactures enhanced imaging and recognition solutions for a wide variety of military, law enforcement, public safety, and other government customers around the world for the protection of borders, troops, and public welfare. The segment also develops and manufactures sensor instruments and integrated platform solutions for the detection, identification, and suppression of CBRNE threats for military force protection, homeland security, and commercial applications. Offerings include airborne, land, maritime, and man-portable, multi-spectrum imaging systems, radars, lasers, imaging components, integrated multi-sensor system platforms, CBRNE detectors, nano-class UAS solutions, and services related to these systems. The segment also produces advanced multi-mission unmanned air and ground based systems serving U.S. Department of Defense and Federal government agencies, public safety, and governmental customers in international markets.
Our solutions are used to protect borders, surveil a scene, conduct search and rescue missions, gather intelligence, and protect critical infrastructure by providing the capability to see over long distances, day or night, through adverse weather conditions, through many obscurants, and from a wide variety of vehicle, man-portable, and fixed-installation platforms.
Infrared imaging systems used for surveillance typically employ cooled infrared detector and numerous other imaging technologies to identify and track objects from long distances and at high resolution. The Defense Technologies segment also utilizes uncooled thermal technology to enable markets where size, weight, power consumption, and cost are important considerations. Uncooled products include hand-held and tripod-mount monoculars and binoculars, weapon sights, man-portable UAS, and military-vehicle vision systems. We also design and manufacture lasers and laser components, such as rangefinders, illuminators, and target markers.
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
Our detection and identification products leverage an established technical R&D organization that enables us to offer smart, simple, and reliable products that meet the evolving needs of government and commercial security providers. With many years of experience working in collaboration with multiple government agencies, the Defense Technologies segment has developed relationships with various government decision-makers and has substantial knowledge of the governmental procurement process.
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
We offer a portfolio of small unmanned airborne systems ("sUAS") solutions along with a range of modular mission payloads designed to enhance mission effectiveness. These include nano size UAS systems for short range ISR missions as well as multi-rotor vertical take-off and landing ("VTOL") systems with longer range and duration that are capable of missions including ISR, target tracking, search & recovery, and logistics support. Our payload solutions are designed to optimize size, weight, and power and integrate a variety of electro-optic, both thermal and visual, sensors.
Our unmanned ground systems encompass a family of robots that range from man portable systems under 5 lbs to large robots over 450 lbs. Systems are designed to provide a wide range of mission utility in dangerous environments including situational awareness, persistent observation, CBRNE detection and HazMat handling operations, and standoff capabilities to detect, confirm, identify and dispose of hazards including IEDs.
Our integrated solutions span a set of fixed, deployable, and mobile systems designed to provide advanced surveillance and security capabilities, enhance timely decision making, and improve mission command and control. They support areas including border surveillance, perimeter security, and force protection.
Markets
Surveillance and Reconnaissance
High-definition thermal imaging systems are used in surveillance and reconnaissance applications for the precise positioning of objects or people from substantial distances and for enhanced situational awareness, particularly at night or in conditions of reduced or obscured visibility. We also offer high-resolution, frequency-modulated, continuous-wave radars that enable wide-area surveillance capable of detecting potential threats before they cross a perimeter. These systems can be installed on fixed platforms, manned-mobile platforms, and UAS. With our 2019 acquisitions of Aeryon Labs and Endeavor Robotics, and building off the acquisition of Prox Dynamics in 2016, we develop and sell a variety of sUAS and ground based robotic systems that are multi-mission, highly portable and rapidly deployable real-time solutions. These integrate a range of sensors including visual and thermal imaging systems.
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

Critical Infrastructure Protection
The Defense Technologies segment provides an extensive set of integrated solutions designed to provide advanced surveillance and security capabilities designed for critical infrastructure and perimeter protection applications. By coupling advanced imaging sensors, radar, and command and control software, FLIR solutions provide operators with persistent surveillance of fixed sites. Typical sites include military bases, government buildings, air and maritime ports, and power petro-chemical facilities.
Search and Rescue
Thermal imaging systems are used in airborne, shipborne, and land-based missions to rescue individuals in danger, distress, or who are wounded or lost in adverse conditions. These systems are used today by organizations such as the United States Army, United States Air Force, United States Coast Guard, United States Marine Corps, United States Air National Guard, and many international customers.
Detection
Government and private sector entities continue to seek new ways to address increasingly sophisticated terrorist threats and to respond to other security risks, natural disasters, and unintentional incidents that threaten public safety. Our multi-purpose products meet the requirements for a broad range of end-users and end uses.
We offer biological air monitors that are used by various governmental agencies for security at facilities and events. Our explosives detection products are used to identify military-grade explosives and homemade explosive devices in a wide array of military and public safety applications, such as screening high-risk individuals at checkpoints and identifying IED makers, and our radiation products protect the public by warning of radionuclide exposure.
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
Drug Interdiction
Thermal imaging systems enable government agencies to expand their drug interdiction and support activities by allowing 24/7 wide-area surveillance and detection capabilities. Our systems are used by the United States Customs Service, United States Drug Enforcement Agency and United States Federal Bureau of Investigation, as well as by similar foreign government agencies.
Customers
Defense Technologies segment customers generally consist of United States and foreign government agencies, including civilian, military, paramilitary, and police forces, as well as defense contractors, aircraft manufacturers and private sector businesses and commercial ports both in the United States and internationally. United States government customers include the Departments of Homeland Security, Defense, and Energy, the Transportation Security Administration, the Federal Bureau of Investigation, NASA, the Secret Service, and the Coast Guard. A substantial portion of Defense Technologies segment consolidated revenue is derived from sales to United States and foreign government agencies, and our business will continue to be substantially dependent upon such sales. We expect revenue outside the United States to continue to account for a significant portion of our Defense Technologies segment’s revenue. The Defense Technologies segment is susceptible to some seasonality in its orders primarily based on the United States government budget year end. The result is that the third quarter tends to exhibit the largest amount of orders for our United States government customers. However, fiscal policy trends, increased revenue from outside the United States, budget delays, and general economic trends can overshadow this seasonality in any given year.
Competition

The Defense Technologies segment operates in highly competitive markets, and success in these markets depends on our ability to develop new technologies to meet rapidly evolving customer needs, reduce production and development costs, integrate with third-party devices and systems, establish and foster relationships with key government and commercial customers, and recruit highly technical personnel. Many of our competitors in the government sector are well-established contractors for various governments and have more financial and other resources than we possess. The principal competitive factors in the government markets include technical innovation, agency relationships, product quality and reliability, price, and ability to deliver. We believe we compete successfully in these markets with our best-in-class technologies, our products’ abilities to outperform customer requirements and competitors’ products, our lower-priced solutions, and our service and support functions that exist in the field and near the customer.
Sales and Distribution
Our Defense Technologies segment has a direct sales staff and a network of independent representatives and distributors covering major government markets worldwide. Included in this organization are technical and customer support staff in the United States, Europe, the Middle East, and Asia Pacific regions who provide application development, technical training, and operational assistance to direct and indirect sales personnel as well as to customers. We also utilize third-party sales representatives, value-added resellers, and systems integrators. With a centralized sales organization and specialized sales teams that serve specific detection markets, we have been successful at building and leveraging strong relationships with key decision-makers at various government agencies and commercial entities. Some detection market products are designed as components or sub-systems that are incorporated into third-party products or systems.
The Defense Technologies segment derives a portion of its revenue, approximately 5.8 percent in 2020, from agencies of the United States government pursuant to research projects. The revenue recognized under these contracts represents reimbursement by the customer for time periods ranging from several months to several years. Our participation in these and other development programs has culminated in the development of a number of commercial products. In general, our contracts with the United States government permit us to retain all rights to patents emerging from the funded R&D efforts.
The Defense Technologies segment typically has the highest backlog of our operating segments relative to revenue and in absolute terms. At December 31, 2020, the Defense Technologies segment had a total backlog of $524.8 million compared to $538.3 million at December 31, 2019. Total backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place, delivery or performance is expected to occur and no revenue has been recognized.
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
Our primary marketing activities include online advertising, participating in trade shows, partner sponsorships, search engine optimization, press releases about new products and company developments, social media outreach, and cooperative advertising.
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
MANUFACTURING
We manufacture many of the critical components for our products, including infrared detectors, gimbals, pan-tilts, optics and coatings, laser sub-systems, and micro-coolers, and develop much of the software and middleware for our systems.

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
INTELLECTUAL PROPERTY
To support our focus on being an innovation leader in our key markets and protect our proprietary information, we rely on a combination of patent, trademark, copyright, and trade secret rights, a strong internet domain presence, confidentiality agreements, joint development agreements, and contractual provisions. Over the past several years we have intensified our efforts to protect our innovations through increased United States and international patent filings, and to strengthen our core brands through thoughtful trademark procurement and domain portfolio refinement. We will continue to actively develop our intellectual property and intend to emphasize initiatives that will further promote innovation and leadership in marketable technologies. We cannot, however, guarantee that we can secure patent or trademark protection on all our innovations, maintain our competitive advantage or that competitors will not develop similar or superior capabilities.
GOVERNMENT REGULATION
Thermal technology is controlled for export, re-export and retransfer by the United States government. Depending on the technology, the export of infrared products may be controlled by the United States Department of State under the International Traffic and Arms Regulation (“ITAR”) or the United States Department of Commerce Bureau of Industry and Security under the Export Administration Regulations (“EAR”). In general, the more sophisticated the technology and the higher the performance of the product, the more restrictive are the licensing requirements. Licensing requirements differ from country to country, and end user to end user, and differ with product performance and field of intended use. The export of some of our products requires a license from the United States Department of State under the ITAR and the export of some of our products requires an export license from the United States Department of Commerce under the EAR.
As a United States government supplier, we must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by United States government agencies. If we fail to comply with these rules and regulations, the results could include: reductions in the value of contracts; contract modifications or termination; the assessment of penalties and fines; and/or suspension or debarment from United States government contracting or subcontracting for a period of time or permanently. For more information regarding the current estimates of the amounts that we believe are required to comply with these rules and regulations to the extent that they are probable and estimable, see Note 14, "Contingencies" - Matters Involving the United States Department of State and Department of Commerce, to the Consolidated Financial Statements in Item 8.
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
We believe that our current operations are substantially in compliance with all existing applicable environmental laws and permits. Operating and maintenance costs associated with environmental compliance are a normal, recurring part of our operations. Historically, these costs have not been material.

HUMAN CAPITAL MANAGEMENT
FLIR’s approach to human capital management is guided by The FLIR Method, which establishes the foundation of our strategic priorities to fuel, feed, and focus the business. TFM consists of the following six elements: Talent Development, Lean Management, One FLIR, Acquisition and Integration Discipline, Continuous Improvement, and Customer-Driven Innovation. By continuously improving our global operations through TFM, we aim to self-fund many of the investments required over our strategic horizon and maximize the efficiency of our human capital. We generally have been successful in attracting highly skilled technical, marketing, and management personnel.
Our employees are further guided by the Company’s Code of Ethical Business Conduct, which sets forth our commitment to the principles of honesty, respect, trust and responsibility in all our activities. In their everyday work, employees embody FLIR’s core values to:
•Be Bold: To be creative and innovative.
•Be Brave: To do the right thing, even when it’s hard.
•Be Ready: To be nimble and decisive.
•Be Ambitious: To succeed and exceed expectations.
While we seek to foster shared values and a One FLIR culture, our employees are located all over the world, appreciate different perspectives and embrace opportunities to work with those of diverse backgrounds. We are dedicated to a culture that values and respects differences in race, gender, age, religion and identity. As of December 31, 2020, we had 4,179 employees, of which 2,231 were located in the United States and 1,948 were located outside of the United States. No employees in the United States are represented by a union or other bargaining group. Certain employees in Europe are represented by a union whose contract is subject to periodic renegotiations. We also recognize works councils in certain European countries. We believe our relationships with our employees, unions and works councils are strong.
We both value our employees’ feedback and invest in their training. In 2020, 73 percent of employees participated in our annual employee survey, which seeks employee feedback to better understand and improve the employee experience and identify opportunities to strengthen our culture. In addition, in 2020, 50 percent of employees participated in learning and development activities which aim to promote FLIR values, reinforce knowledge of key compliance areas, and foster employees’ career development.
We also believe that the physical health, financial wellbeing, life balance and mental health of our employees is vital to FLIR’s success. FLIR invests in onsite fitness centers, provides a health club reimbursement through our fitness subsidy program and offers its employees various incentives and opportunities to participate in certain health-focused activities. In 2020, over 300 employees received flu shots sponsored by FLIR and 59 percent of eligible employees participated in the U.S. Employee Wellness Incentive Program and earned a total of approximately $0.1 million in incentives to offset their medical premiums in 2021. FLIR also provided its employees with various opportunities to participate in wellness events in 2020, such as the FLIR Wellness Amazing Race Step Challenge in the fourth quarter, with approximately 550 participants on 101 teams taking over a collective 142 million steps, and the FLIR Runs Wild 5K event in the second quarter in which over 330 employees participated globally to raise $13,300 for the World Wildlife Fund. In response to the devastation of the wildfires in Oregon in 2020, FLIR matched contributions of $25,000 for a GoFundMe campaign for employees who were adversely impacted. Of course, maintaining the health and safety of our employees across the globe has been a key focus since the onset of the COVID-19 pandemic. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our safety protocols and other measures adopted to protect our employees’ health and safety while continuing to meet and exceed customers’ expectations.
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

ITEM 1A.    RISK FACTORS
The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. If we are unable to adequately respond to these risks and uncertainties, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot guarantee that any actions taken to reduce known risks and uncertainties will be effective.
Risks Related to Our Pending Acquisition
On January 4, 2021, Teledyne Technologies Inc. (“Teledyne”) and the Company announced that the companies have entered into a definitive merger agreement (the “Merger Agreement”) under which Teledyne will acquire FLIR in a cash and stock transaction. In connection with the proposed acquisition, the Company is subject to certain risks including, but not limited to, those set forth below
FLIR and Teledyne may be unable to satisfy the conditions required to complete the Mergers. Any delay in completing the Mergers could diminish the anticipated benefits of the Mergers, and failure to complete the Mergers could adversely impact the market price of our stock as well as our business and operating results.
Under the Merger Agreement, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into FLIR, with FLIR surviving the merger as a wholly owned subsidiary of Teledyne (the “First Merger”) and immediately thereafter, FLIR will merge with and into Merger Sub II, with Merger Sub II surviving the subsequent merger (the “Second Merger”, and, together with the First Merger, the “Mergers”). The consummation of the Mergers is subject to a number of conditions, including (1) the adoption by FLIR’s stockholders of the Merger Agreement and the transactions contemplated thereby, (2) the approval by Teledyne’s stockholders of the issuance of shares of Teledyne common stock as consideration in the Mergers, (3) the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act, and (4) obtaining authorizations, consents or approvals required under certain other laws, or terminations or expirations of applicable waiting periods, and (5) other customary closing conditions.
While FLIR and Teledyne intend to seek the required stockholder approvals and pursue vigorously all required governmental clearances, each such requirement could delay the Mergers or result in an inability to complete them. Any delay in the completion of the Mergers could diminish anticipated benefits of the Mergers, including realization of expected synergies and operating efficiencies, or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Mergers. We cannot guarantee that the Mergers will be consummated on the terms or timeline currently contemplated or at all. If the Mergers are not completed for any reason, FLIR’s ongoing business may be adversely affected, and FLIR would be subject to several risks, including:
•negative reactions from the financial markets (including negative impacts on our stock price), employees, customers, vendors and industry contracts;
•an obligation to pay costs relating to the Mergers whether or not the Mergers are completed;
•substantial commitment of time and resources by management on matters relating to the Mergers (including integration planning), which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to FLIR as an independent company; and
•an obligation to pay a termination fee of $250 million to Teledyne in certain circumstances specified in the Merger Agreement.
If the Mergers are not completed, these risks may materialize and may adversely affect FLIR’s businesses, financial condition, results of operations and stock price.
The pendency of the Mergers could adversely affect our business and operations.
Whether or not the Mergers are ultimately consummated, the pendency of the Mergers could have several negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the Mergers, including, for example, efforts to obtain regulatory clearances, will require significant time and attention from our management and may divert attention from the day-to-day operations of our business.

Parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Additionally, we have contracts with certain customers, suppliers, vendors, distributors and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Mergers. Obtaining such consents may be difficult and could impose costs on us, including renegotiating such contracts on terms less favorable to us, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business.
The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course of business in all material respects prior to completion of the Mergers. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Mergers and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position.
In connection with the pending Mergers, current and prospective employees of the Company may experience uncertainty about their future roles with the Company (and Teledyne) following the consummation of the Mergers, which may materially adversely affect the ability of the Company to attract, retain and motivate key personnel while the Mergers are pending. Despite the Company’s retention planning and programs that the Company has and will implement, key employees may depart because of issues relating to the uncertainty and difficulty of integration with Teledyne or a desire not to remain with the Company (and Teledyne) following the consummation of the Mergers. Accordingly, no assurance can be given that the Company will be able to attract and retain key employees to the same extent that the Company has been able to in the past.
The pursuit of the proposed Mergers and the preparation for the integration with Teledyne may place a significant burden on the Company’s management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.
The Company has incurred and expects to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Mergers. The substantial majority of these costs will be non-recurring expenses relating to the Mergers. Many of these costs are payable regardless of whether or not the Mergers are consummated. The Company may be subject to litigation related to the proposed Mergers, which could result in significant costs and expenses. Even if the proposed Mergers are not consummated, these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results and stock price.
The merger consideration is fixed and will not be adjusted. Because the market price of Teledyne’s common stock may fluctuate, FLIR stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their FLIR shares in connection with the Mergers.
Pursuant to the Merger Agreement, our stockholders will receive a fixed number of shares of Teledyne common stock in the Mergers rather than a number of shares with a fixed market value. Upon completion of the Mergers, our stockholders will receive, in exchange for each share of our common stock held immediately prior to the Mergers, (i) $28.00 in cash and (ii) 0.0718 shares of Teledyne common stock. The market prices of shares of Teledyne common stock and FLIR common stock have fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the Mergers are completed. The market values of Teledyne common stock and FLIR common stock at the time of the Mergers may vary significantly from their prices on the date of the Merger Agreement or the date hereof. Such changes in market prices may result from a variety of factors that are beyond our control, including changes in businesses, operations, and prospects, regulatory considerations, governmental actions, and legal proceedings and developments. Because the merger consideration exchange ratio will not be adjusted to reflect any changes in the market prices of Teledyne common stock or our common stock, the market value of the Teledyne common stock issued in the Mergers and our common stock surrendered in the Mergers may be higher or lower than the values of such stock on earlier dates.
Risks, Uncertainties and Other Factors Related to Our Business
We depend on the United States government for a material portion of our business and changes in government spending could adversely affect our business.
We derive significant revenue from contracts or subcontracts funded by United States government agencies.

A significant reduction in the purchase of our products by these agencies or contractors for these agencies would have a material adverse effect on our business. For the fiscal years ended December 31, 2020, 2019 and 2018, approximately 31 percent, 32 percent and 29 percent, respectively, of our revenues were derived directly or indirectly from sales to the United States government and its agencies. The funding of contracts awarded to us depends on the overall United States government budget and appropriations process, which is beyond our control. A failure to pass budget appropriations, adopt continuing funding resolutions or other budgetary decisions limiting or delaying federal government spending, could reduce government spending on our products and services and have a material adverse effect on our business and our operating results.
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
Operating margins may be negatively impacted by reduction in sales or by a change in the mix of products sold.
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
We may experience impairment in the value of our tangible and intangible assets.
Our industry is subject to rapid changes in technology, which may result in unexpected obsolescence or impairment of our assets. Our intangible assets, including goodwill, represent a significant portion of our total assets. Most of these intangibles are the result of acquisitions in which the purchase price exceeded the value of the tangible assets acquired. We amortize certain of these intangibles over their anticipated useful life and review goodwill and indefinite-lived intangible assets for impairment annually or more frequently if warranted by events. We have previously experienced impairments and may experience additional impairments in the future. In addition, certain of our tangible assets such as inventory and machinery and equipment may experience impairment in their value as a result of events such as the introduction of new products, changes in technology or changes in customer demand patterns. We depreciate our machinery and equipment at levels we believe are adequate, but future impairments may materially impact our business, financial condition and results of operations.
Unfavorable results of legal proceedings could materially adversely affect us.
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
We face risks from international sales and business activities.
We market and sell our products worldwide and international sales have accounted for, and are expected to continue to account for, a significant portion of our revenue. For the years ended December 31, 2020, 2019 and 2018, international sales accounted for 46 percent, 45 percent and 47 percent, respectively, of our total revenue. We also manufacture certain products and subassemblies in Europe and we have several contract manufacturing agreements with third parties in Europe and in Asia. Certain of these products, particularly our thermal and infrared products, are subject to substantial government regulation and licensing and end use restrictions throughout the world. Our international business activities are subject to a number of risks, including:
•the imposition of and changes to governmental licensing restrictions and controls impacting our technology and products;
•restrictions and prohibitions on the export of technology and products, including any applicable changes in regulation prohibiting the sale of certain of our products to certain end users without a license;
•international trade restrictions, such as imposition of bans on sales of goods or services to one or more of our significant foreign customers;
•difficulty in collecting receivables and governmental restrictions with respect to currency;
•inadequate protection of intellectual property;
•labor union activities;
•changes in tariffs and taxes;
•restrictions on repatriation of prior earnings;
•restriction on the importation and exportation of goods and services;

•risks, costs, impacts and obligations associated with the United States Foreign Corrupt Practices Act ("FCPA"), and other anti-bribery and anti-corruption laws applicable to us, and laws applicable to global trade and United States exports and costs and penalties from violations of such laws and related regulations, including the costs associated with required remedial and other increased compliance activity;
•difficulties in staffing and managing international operations;
•instability in economic or political conditions, inflation, recession, actual or anticipated military or political conflicts, and potential impact due to the exit of the United Kingdom (the "U.K.") from the European Union (the "EU"), colloquially referred to as "Brexit"; and
•complications due to natural, nuclear or other disasters, such as outbreak of coronavirus.
These factors may have an adverse impact on our sales and operations, increase our cost of doing business or subject our business or operations to additional rules, policies and procedures.
The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition.
Throughout 2020 and continuing into 2021, the outbreak of the coronavirus disease 2019 (“COVID-19”) and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments. The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition is uncertain and difficult to predict, but the COVID-19 pandemic could cause sudden, significant disruptions in our business operations, including the following:
•We have experienced and may continue to experience disruptions in our supply chain from the actions of governments or businesses intended to contain or slow the spread of the virus, such as closing factories or other operations that produce components necessary for our products, quarantining individuals around major commercial hubs, and/or restricting the transportation of goods and services.
•We may experience significant workplace disruptions as a result of employees in our production facilities becoming sick or are quarantined as a result of exposure to COVID-19, which could necessitate closing such facilities or significantly reducing their output for an extended period.
•Delays in inspection, acceptance and payment by our customers, many of whom are working remotely, could also affect our sales and cash flows. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in international orders, many of which require lines of credit from local banks whose operations may be impacted by the COVID-19 pandemic. The Defense Technologies segment has and may continue to experience delays in orders from United States and foreign government agencies, and the Industrial Technologies segment has and may continue to experience a decline in demand for industrial and consumer products that are deemed non-essential. As a result of the COVID-19 crisis, there may be changes in our customers’ priorities and practices, as our customers confront competing budget priorities and more limited resources. These changes may impact current and future programs, government payments and other practices, procurements, and funding decisions.
•Pursuant to government closure orders intended to contain or slow the spread of the virus, we have been required to close certain of our facilities that perform work that is deemed non-essential. One or more additional facilities could become subject to similar orders, which could further disrupt our operations if the work performed at such facilities cannot be conducted remotely, which may necessitate the furloughing of some of our employees or a permanent reduction in our workforce.
•If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could adversely affect our business.
•Deterioration of worldwide credit and financial markets could adversely affect our ability to obtain financing on favorable terms and continue to meet our liquidity needs.
In addition, across the globe, the response to the pandemic generally has involved a dramatic, rapid reduction in social and economic activity, which has led to a global recession which could be protracted. The global economic downturn caused by the pandemic could continue to reduce demand for certain other products and services, particularly those with industrial or consumer applications. Furthermore, the resumption of our normal business operations after COVID-19-related interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

We continue to monitor the evolving situation related to COVID-19. The effects described above, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A further sustained or prolonged outbreak could exacerbate the adverse impact of such effects. The extent to which COVID-19 impacts our operations or financial results will further depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken by governments, businesses and individuals to contain the virus or address its impact, new information which may emerge concerning the severity or treatability of the virus, the successful rollout of vaccines, new strains of the virus and the extent of the economic downturn resulting from the response to the virus, among other factors.
We are subject to numerous regulatory requirements for the export and sale of our products and operations worldwide that could adversely affect our business.
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
On April 24, 2018, we entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of our facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30 million with $15 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. Adverse findings in the audits of our ITAR compliance program could materially affect our competitive position and cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. During the three-month period ended March 31, 2018, we recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. As of December 31, 2020, the remaining amounts payable of $3.5 million and $3.5 million have been recorded in other current liabilities and other long-term liabilities, respectively. Our investments to date in remedial compliance measures have been sufficient to cover the $15.0 million suspension amount.
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
We may not be successful in obtaining and maintaining the necessary export licenses to conduct operations abroad and the United States government may prevent proposed sales to foreign governments and customers.
Export licenses and other authorizations may be required from United States government agencies under the ITAR, the EAR, the Office of Foreign Assets Control Regulations, the Trading with the Enemy Act of 1917, the International Emergency Economic Powers Act, the Arms Export Control Act of 1976, and other similar laws and regulations for the sale, use and export of many of our products and related data and services.

Thermal and infrared products and technical data have been subject to the ITAR and EAR, historically under United States Munitions List ("USML") Category XII and Commerce Control List ("CCL") Category 6. The United States government’s export reform effort resulted in the transition of various Company products from the USML to the CCL, shifting the licensing requirements and restrictions for products regulated by the Department of Commerce under the EAR. This transition has increased the licensing requirements and restrictions on some products and reduced the requirements and restrictions on others. We may not be successful in obtaining the necessary licenses from the United States Department of State or Department of Commerce required to conduct our business as presently or historically conducted.
The United States export licensing environment has been affected by a number of factors, including the aftermath of 9/11, the rise of terrorism and the changing geopolitical environment, heightened tensions with other countries (which shift and evolve over time), and the United States' reliance on night-time warfare. Some of these factors have affected the thermal imaging and infrared technology industry overall while others have impacted us directly. In addition, the Consent Agreement and related submissions and other communications concerning our licensing posture overall have led to heightened scrutiny of export licenses for products in our markets and, in some cases, highlight DDTC’s focus on the manner in which we handle exports of our products, technical data and services subject to the ITAR.
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
Although we have taken actions and continue to take additional actions necessary to implement policies and procedures to promote an improved compliance culture and programs, during the normal course of our business, we have experienced and we expect to continue to experience violations of ITAR and EAR, none of which has been material to the Company to date. Material violations of these legal requirements can be punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, seizure and forfeiture of unlawful attempted exports, and/or denial of export privileges, as well as other remedial measures. We have established policies and procedures designed to assist us, our personnel and our agents to comply with applicable U.S. and international laws and regulations. However, our policies and procedures may not effectively prevent us, our employees and our agents from violating these regulations in every transaction in which we may engage, and violations, allegations or investigations of such violations could materially adversely affect our reputation, business, financial condition and results of operations. Government agencies might view our actions and programs with heightened scrutiny, including as a result of events outside of our control. As a result, we may receive more restrictive provisions or limitations on new license requests, wholesale denials of our license requests, suspensions or terminations of our existing licenses, or delays in receiving new licenses resulting from requests for follow-up information, due diligence requests or additional limitations on our sale to third parties. We may be unsuccessful in obtaining necessary licenses required to facilitate our international business. Failures to obtain or delays in obtaining licenses may prevent or limit our ability to market, sell, export, or transfer our products outside the United States and has had and could continue to have a material adverse effect on our business and our operating results.
We face risks from Brexit.
Brexit has created uncertainty about the future relationship between the U.K. and the EU. The U.K. formally exited the EU on January 31, 2020. On December 24, 2020, the U.K. and EU announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues, which relationship became effective on December 31, 2020.
We have significant operations and a substantial workforce in Europe, a portion of which reside in the U.K. and therefore enjoyed certain benefits based on the U.K.’s membership in the EU. We are currently evaluating the potential financial, trade, regulatory and legal implications of the new U.K.-EU trade deal, for our U.K. and European business operations, the operations of our customers, as well as for global economic conditions and the stability of global financial markets. Additionally, any development that has the effect of devaluing the European euro or British pound sterling could meaningfully reduce the value of our assets and reduce the usefulness of liquidity alternatives denominated in that currency, such as our multicurrency credit facility. While we have adopted certain operational and financial measures to reduce the risks of doing business internationally, such measures may not allow us to operate without disruption or adverse impact to our business and financial results in the affected regions. The long-term effects of Brexit will depend on the efficacy of the new U.K.-EU agreement and continuing resolution of future arrangements between the EU and the U.K., including the U.K.’s access to EU markets.

Our earnings and profitability depend, in part, on subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing.
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
If our subcontractors or suppliers fail to perform or we are unable to procure, or experience significant delays in deliveries of, needed products, materials or services, or if they do not comply with all applicable laws, regulations, requirements and contract terms, including if what we receive is counterfeit or otherwise improper, our financial position, results of operations and/or cash flows could be materially adversely affected.
We face risks from currency fluctuations.
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
General economic conditions may adversely affect our business, operating results and financial condition.
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
Our primary markets are volatile and unpredictable.
Our business depends on the demand for our products and solutions in a variety of commercial, industrial and government markets. In the past, the demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including:
•the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;
•variations in the volume of orders for a particular product or product line in a particular fiscal quarter;
•the size and timing of new contract awards;
•the timing of the release of government funds for procurement of our products; and
•the timing of orders and shipments within a given fiscal quarter.
Seasonal fluctuations in our operating results are an outcome of:
•the seasonal pattern of contracting by the United States government and certain foreign governments;
•the desire of customers to take delivery of equipment prior to fiscal year ends due to funding considerations; and
•the tendency of commercial enterprises to utilize fully annual capital budgets prior to expiration.
Competition in our markets is intense and our failure to compete effectively could adversely affect our business.
Competition in the diverse markets for our products is intense. The speed with which companies can identify new applications for thermal imaging, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product performance, price, customer service and training, product reputation, and effective marketing and sales efforts. Many of our competitors have greater financial, technical, research and development, and marketing resources than we do. All of these factors, as well as the potential for increased competition from new market entrants, require us to continue to invest in, and focus on, research and development and new product innovation. We may be unable to compete effectively in the future and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Our products may suffer from defects or errors leading to substantial product liability, damage or warranty claims.
We include complex system designs and components in our products that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses including expenses arising from product liability and warranty claims. It also could disrupt sales and affect our reputation and that of our products, which could have a material adverse effect on our business, financial condition and results of operations. As we expand our presence into new markets, we may face increased exposure to product liability claims. We maintain product liability insurance, but it may be insufficient or become unavailable on acceptable terms.
Amounts included in our backlog may not result in actual revenues or translate into profits.

Many contracts are subject to cancellation or suspension on short notice at the discretion of the customer, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to delivery delays or cancellations resulting from customer-specific circumstances, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future. Accordingly, our backlog may not actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial position and liquidity.
Significant tariffs, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations.

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

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Many of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Although we currently hold worldwide patents covering certain aspects of our technologies and products, and we are actively pursuing additional patents, we cannot be certain that we will obtain additional patents or trademarks on our technology, products and trade names. Furthermore, we cannot be certain that our patents or trademarks will not be challenged or circumvented by our competitors or that measures taken by us to protect our proprietary rights will adequately deter their misappropriation or disclosure. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, or otherwise misappropriate our intellectual property. Any failure by us to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily prevent our competitors from entering the markets we serve, we may be unable to maintain our competitive advantage and our competitors might develop capabilities equal or superior to ours.
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
Our business could be negatively impacted by cybersecurity threats and other security threats and technology disruptions.

We face certain security threats and technology disruptions, including threats to our information technology infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, including intellectual property and technology, threats to the physical security of our facilities and employees, threats of terrorism events, and failures of our technology tools and systems. We are subject to laws and rules issued by various agencies concerning safeguarding and maintaining infrastructure and physical security and information confidentiality. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, for which we face similar security threats as for our own. In particular, cybersecurity threats, such as computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches-, are persistent and evolve quickly. Such threats have increased in frequency, scope and potential impact in recent years.

Further, a variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and may contain open source and third party software which unbeknownst to us may contain defects or viruses that pose unintended risks to our customers. If not effectively mitigated or controlled, these risks could materially harm our business or reputation. While we believe that we have implemented appropriate measures, controls, and risk transfer mechanisms designed to protect customer information and prevent data breaches, such actions may not prevent disruptions to critical systems, unauthorized release of confidential information, corruption of data, or financial loss.
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
Cybersecurity or other security threats and technology disruptions could disrupt our operations and customer and other third party information technology systems. They also could require significant management attention and resources, negatively impact our reputation among our customers and the public and challenge our eligibility for future work on sensitive or classified systems, which could have a material adverse effect on our business, financial condition and results of operations.
Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete, our ability to introduce new or enhanced products and enter into new markets.
The markets in which we compete are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our ability to develop new products and technologies that anticipate changing customer requirements, reduce costs and otherwise retain or enhance our competitive position in existing and new markets will be an important factor in our future results from operations. We will continue to make substantial capital expenditures and incur significant research and development costs to improve our manufacturing capability, reduce costs, and develop and introduce new products and enhancements. If we fail to develop and introduce new products and technologies in a timely manner, our business, financial condition and results of operations would be adversely affected. In addition, our new products and technologies may not be successful and our customers may not accept our new products.
Risks, Uncertainties and Other Factors Related to Our Corporate Structure and Organization
We may be unable to successfully manage recent or future acquisitions or integrate them into our operations, thereby disrupting our business and harming our financial condition and results of operations.

If we do not close our pending transaction with Teledyne, our ongoing business model includes a certain level of ongoing acquisition, investment and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives.
Our financial results could be adversely impacted by the dilutive impacts from the loss of earnings associated with divestitures or increased expenses associated with acquisitions or divestitures. Furthermore, our ability to achieve the benefits we anticipate from any acquisitions we make will depend in large part upon whether we are able to leverage the capabilities of the acquired companies to grow revenue across our combined organization, manage the acquired company’s business, execute our strategy in an efficient and effective manner and realize anticipated cost synergies. In addition, private companies recently acquired which were previously not subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), may lack certain internal controls, which could ultimately affect our ability to ensure compliance with the requirements of SOX.

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
Any future acquisitions and divestitures are subject to the risks described above. Furthermore, we might assume or incur additional debt or issue additional equity securities to pay for future acquisitions or divestitures. Additional debt may negatively impact our results and increase our financial risk, and the issuance of any additional equity securities could dilute our then existing shareholders’ ownership. We may not realize anticipated benefits of any future acquisitions or divestitures, and any such acquisition or divestiture could have a material adverse effect on our business, financial condition and results of operations.
Our strategic restructuring has consolidated our operating segments and further concentrated our product mix, which could increase risks related to the financial conditions of a more concentrated customer base and may not result in all of the intended benefits.

We have implemented a strategy-driven restructuring plan to simplify our product portfolio, improve operational efficiency, and drive long-term growth. Restructuring efforts included consolidation of our operating segments, targeted workforce reductions, and facility optimization initiatives. These shifts could expose the Company to a more concentrated customer base. The concentration of the Company’s customer base could increase its risks related to the financial conditions of its customers. In addition, changes in the market demand for the Company’s product mix could significantly affect our margins and could adversely affect our profitability and future growth. Our restructuring plan might not capture all of the intended benefits or result in the expected cost savings. Further, the restructuring may yield unintended consequences such as attrition beyond our targeted workforce reduction. These risks may impact the Company’s business, financial condition, results of operations and cash flows.
We have indebtedness as a result of the issuance of senior unsecured notes (the “Notes”) and borrowings against our unsecured credit facility, and we are subject to certain restrictive covenants under our unsecured credit facility and the indenture governing the Notes, and changes in the rate at which we can obtain indebtedness, any of which may limit our operational and financial flexibility.

Our ability to meet our debt service obligations and comply with the financial covenants under our credit facility will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations or comply with the required covenants could result in a default under the credit facility or indenture. In the event of any such default, under the credit facility, the lenders thereunder could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable. In the event of any such default under our indenture, either the trustee or the holders of at least 25 percent of the outstanding principal amount of the Notes could declare the principal amount of all of the Notes to be due and payable immediately. Certain of our indebtedness is intrinsically linked to benchmark rates that are the subject of global benchmark rate reform. On December 4, 2020 the ICE Benchmark Administration ("IBA") published its consultation on its intent to cease publication of certain USD LIBOR tenors along with all tenors of EUR, CHF, GBP and JPY LIBOR after December 31, 2021. Pursuant to this consultation, a complete phase out of all tenors of USD LIBOR is expected on or around June 30, 2023. Market participants were eligible to provide feedback through January 25, 2021. While we believe our exposure to market risk associated with the discontinuation of LIBOR is limited because our Notes carry a fixed-rate coupon and our unsecured credit facility agreement includes provisions for a successor rate, the consequences of these developments cannot be entirely predicted or reasonably estimated. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, it could adversely impact our interest expense, results of operations and cash flows.
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
We may not be adequately insured against many potential liabilities.

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
Changes in our effective income tax rate may have an adverse effect on our results of operations.
We are subject to taxes in the United States and numerous foreign jurisdictions, including Sweden, Belgium and the United Kingdom, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the enforcement environment, and changes in tax laws or their interpretations, in the United States and in foreign jurisdictions.
Our future effective tax rate may be adversely affected by a number of additional factors including:
•the jurisdictions in which profits are determined to be earned and taxed;
•the resolution of issues arising from tax audits with various tax authorities;
•changes in the valuation of our deferred tax assets and liabilities;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes;
•changes in available tax credits;
•changes in share-based compensation expense;
•changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;
•changes in foreign tax rates or agreed upon foreign taxable base; and/or
•the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes.
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the United States Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor. For example, during the fourth quarter of 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $365.7 million (Swedish kroner 3.0 billion).

While we believe the STA’s assertions in the reassessment are not in accordance with Swedish tax regulations, if the STA is successful in its claim either in the short or long-term, the tax assessment could materially affect our results of operation, cash flow and financial position.
In addition, during 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe we have paid all taxes assessed by Belgium, yet an adverse opinion from the European Commission regarding the applicability of state aid rules could be cause for material accrual of tax in a future period which could affect our results of operations, cash flow and financial position.
State of Delaware law and our governing documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our shareholders.
Other companies may seek to acquire or merge with us. An acquisition or merger of our Company could result in benefits to our shareholders, including an increase in the value of our common stock. Some provisions of our Certificate of Incorporation and Bylaws, including our ability to issue preferred stock without further action by our shareholders, as well as provisions of the General Corporation Law of the State of Delaware (the “DGCL”), may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.
Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2020, properties used primarily by our Industrial Technologies segment consist of Company-owned office buildings in Nashua, New Hampshire; Goleta (Santa Barbara), California; Tallinn, Estonia; Täby (Stockholm), Sweden; Fareham (Portsmouth), United Kingdom; and leased office space in Charlotte, North Carolina; Marlborough, Massachusetts; Meer (Antwerp), Belgium; Richmond (Vancouver) British Columbia, Canada. Our Industrial Technologies segment also owns and leases smaller offices located in certain other United States locations as well as other countries, primarily in Europe.

At December 31, 2020, properties used primarily by our Defense Technologies segment consist of Company-owned office buildings in Wilsonville (Portland), Oregon; North Billerica (Boston), Massachusetts; Orlando, Florida; Freeport, Pennsylvania; and leased office space in Elkridge (Baltimore), Maryland; Arlington, Virginia; Stillwater, Oklahoma; West Lafayette, Indiana; Bozeman, Montana; Chelmsford, Massachusetts; Oak Ridge, Tennessee; Ventura, California; Waterloo (Ontario), Canada; Havlstad, Norway; Dubai, United Arab Emirates. Our Defense Technologies segment also owns and leases smaller offices located in certain other United States locations as well as other countries.
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

ITEM 3.    LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The information required with respect to this item can be found under Note 14, "Contingencies" of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference into this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company has been traded on the NASDAQ Global Market since June 22, 1993, under the symbol “FLIR.” At December 31, 2020, there were approximately 170 holders of record of our common stock and 131,153,141 common shares outstanding. We began paying cash dividends in 2011 and currently intend to continue to pay cash dividends to holders of our common stock for the foreseeable future, subject to covenants set forth in the Merger Agreement with Teledyne, but such payment remains at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, and other factors our Board of Directors deems relevant.
The graph below shows a comparison of the five-year cumulative total shareholder return for the Company’s common stock with the cumulative total returns on the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Electronic Equipment & Instruments Index for the same five-year period. The data used for this graph assumes that $100 was invested in the Company and in each index on December 31, 2015, and that all dividends were reinvested.
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

Comparison of Cumulative Five Year Total Return
$240
$220
$200
$180
$160
$140
$120
$100
2015
2016
2017
2018
2019
2020
FLIR Systems, Inc.
S&P 500 Index
S&P 500 Electronic Equipment Instruments & Components Index

The stock performance graph was plotted using the following data:

	2015	2016	2017	2018	2019	2020
FLIR Systems, Inc.	$100.00	$130.91	$171.24	$161.92	$196.26	$168.07
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Electronic Equipment Instruments & Components Index	100.00	124.37	168.39	147.35	190.10	234.56

During the three months ended December 31, 2020, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased at December 31, 2020 Under the Plans or Programs(1)
November 1 to November 30, 2020	450,000	$36.25	450,000
Total	450,000	$36.25	450,000	7,886,970
(1) All share repurchases were subject to applicable securities laws and were at times and in amounts as management deemed appropriate. The repurchases were conducted through open market transactions under the authorization by the Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expired on February 7, 2021.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” The financial information below reflects the results or impact of our acquisitions since the date the entities were purchased.

	Year Ended December 31,
	2020		2019		2018		2017		2016
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenue	$1,923,689		$1,887,026	(3)	$1,775,686		$1,800,434		$1,662,167
Cost of goods sold	976,676		957,640	(4)	874,463		941,658		895,046
Gross profit	947,013		929,386		901,223		858,776		767,121
Operating expenses:
Research and development	210,166		203,611		174,962		170,735		147,537
Selling, general and administrative	389,130	(1)	442,416	(5)	389,093	(6)	373,867		322,435
Restructuring expenses	30,475		10,099		4,854		625		1,431
Loss on sale of business	—		—		13,708		23,588		—
Total operating expenses	629,771		656,126		582,617		568,815		471,403
Earnings from operations	317,242		273,260		318,606		289,961		295,718
Interest expense	27,240		27,711		16,147		16,804		18,071
Interest income	(608)		(2,651)		(3,901)		(1,764)		(1,402)
Loss on debt extinguishment	9,126	(2)	—		—		—		—
Other (income) expense, net	(3,520)		6,284		(743)		(4,144)		3,092
Earnings before income taxes	285,004		241,916		307,103		279,065		275,957
Income tax provision	72,420		70,319		24,678	(7)	171,842	(8)	109,331	(9)
Net earnings	$212,584		$171,597		$282,425		$107,223		$166,626

Net earnings per share:
Basic earnings per share	$1.61		$1.27		$2.05		$0.78		$1.22
Diluted earnings per share	$1.60		$1.26		$2.01		$0.77		$1.20

(1) The 2020 selling, general and administrative expenses include $9.4 million separation, transaction and integration related expenses and $22.6 million Consent Agreement related costs. See Note 14, "Contingencies," of the Notes to the Consolidated Financial Statements in Item 8 for additional information.
(2) During 2020 we recorded a $9.1 million loss on debt extinguishment due to the redemption of our 2021 Notes. See Note 11, "Debt" of the Notes to the Consolidated Financial Statements in Item 8 for additional information.

(3) The 2019 revenue includes contributions from the acquisitions made during 2019. See “Consolidated Operating Results” of the Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(4) The 2019 cost of goods sold include $5.9 million inventory write downs associated with the OTS restructuring. See Note 6, "Inventories" and Note 21, "Restructuring" of the Notes to the Consolidated Financial Statements in Item 8 for additional information.
(5) The 2019 selling, general and administrative expenses include $17.0 million separation, transaction and integration related expenses, $22.3 million Consent Agreement related costs and $7.8 million goodwill and intangible asset impairment charges associated with the OTS restructuring. See Note 9, "Goodwill," Note 10, "Intangible Assets" and Note 21, "Restructuring" of the Notes to the Consolidated Financial Statements in Item 8 for additional information.
(6) The 2018 selling, general and administrative expenses include $15.0 million for the costs of a regulatory settlement, pursuant to the Consent Agreement. See Note 14, "Contingencies," of the Notes to the Consolidated Financial Statements in Item 8 for additional information.
(7) The 2018 tax provision includes a discrete tax benefit of $33.1 million for the cancellation of Belgium tax assessments issued as part of the European Commission's decision regarding state aid.
(8) The 2017 tax provision includes an estimated tax expense of $94.4 million resulting from the effects of the Tax Cuts and Jobs Act (the “Tax Act”) and our subsequent decision to end permanent reinvestment of all previously unremitted foreign earnings.
(9) The 2016 tax provision includes a discrete tax charge for certain tax legislation in Belgium of $39.6 million.
	December 31,
	2020		2019		2018		2017		2016
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Working capital	$790,101		$695,679		$976,633		$992,286		$802,945
Total assets	3,252,348		3,137,541		2,781,242		2,810,026		2,619,706
Short-term debt	13,473		28,444		—		11		15,025
Long-term debt, excluding current portion	724,919		648,419		421,948		420,684		501,921
Total shareholders’ equity	1,883,374		1,871,433		1,876,786		1,834,558		1,678,326

Other Financial Data:
Cash dividends declared per common share	$0.68		$0.68		$0.64		$0.60		$0.48

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisition by Teledyne
On January 4, 2021, Teledyne and the Company announced that the companies have entered into a Merger Agreement under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the Merger Agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implies a total purchase price of approximately $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020. The transaction is expected to close in the middle of 2021 subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of Teledyne and FLIR stockholders and other customary closing conditions. We cannot guarantee that the Mergers contemplated by the Merger Agreement will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. Should the Mergers not be completed, the Company may receive or pay a breakup fee, as provided for in the Merger Agreement.
Impact of COVID-19
On January 30, 2020, the World Health Organization declared the COVID-19 outbreak as a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. Transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments. In addition, as cases have resurged in parts of the U.S., including areas in which we maintain large facilities, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, with increased risks to our operations.
The health and safety of our employees across the globe remain our top priority during this crisis. We have enacted stringent safety protocols to protect our employees and ensure we can continue to service our customers. We initiated a site entry restriction policy for external visitors to our facilities. We have also developed contingency plans for staggered work schedules designed to reduce the number of employees working at a given time. We are regularly deep cleaning our facilities, advising all employees to follow safe hygiene practices, and requiring employees to stay home if they have any of the known symptoms or have come into contact with people who have tested positive for COVID-19. We have also implemented global employee travel restrictions and allowed employees to work remotely if they are able to do so.
In aggregate, the outbreak did not have a material impact on our consolidated financial results in 2020. While the Industrial Technologies segment experienced an increase in demand for its EST cameras during 2020 as a result of the COVID-19 pandemic, which are being deployed to help prevent the spread of the virus, this increase has been partially offset by lower volume in certain commercial end markets. The Defense Technologies segment has experienced administrative processing delays impacting the timing of bookings and revenue. These trends are likely to affect the segment’s results in subsequent quarters, although it is not yet possible to estimate the longer-term effects of the pandemic.
We continue to monitor the evolving situation related to COVID-19. The extent to which COVID-19 impacts our operations or financial results will further depend on future developments, which are highly uncertain and cannot be predicted, including the status of state and local government reopening plans and any resurgence of illness and the reimposition of certain restrictions in connection therewith, additional actions taken by governments, businesses and individuals to contain the virus or address its impact, new information which may emerge concerning the severity or treatability of the virus, the successful rollout of vaccines, new strains of the virus, and the extent of the economic downturn resulting from the response to the virus, among others.
Overview
We are a world leader in sensor systems that enhance perception and awareness. We were founded in 1978 and have since become a premier designer, manufacturer, and marketer of thermal imaging and other sensing products and systems. Our advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in government, industrial and commercial markets worldwide.

Our goal is to both enable our customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for our shareholders. We create value for our customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and enhancing advanced driver-assistance systems and autonomous driving solutions, as well as a variety of other uses of thermal and other sensing technologies. Our business model and range of solutions allow us to sell products to various end markets, including industrial, original equipment manufacturing, military, homeland security, enterprise, infrastructure, and environmental end markets. We sell off-the-shelf products and customized solutions in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and support those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, our commercial operating model has been developed over time and provides us with a unique ability to adapt to market changes and meet our customers’ needs.
International revenue accounted for approximately 46 percent, 45 percent and 47 percent of our revenue in 2020, 2019 and 2018, respectively. We anticipate that international sales will continue to account for a significant percentage of revenue in the future. We have exposure to foreign exchange fluctuations and changing dynamics of foreign competitiveness based on variations in the value of the United States dollar relative to other currencies. Factors contributing to this variability include significant manufacturing activity in Europe, significant sales denominated in currencies other than the United States dollar, and cross currency fluctuations between such currencies as the United States dollar, European euro, Swedish kronor and British pound sterling. The impact of those fluctuations is reflected throughout our consolidated financial statements, but in the aggregate, did not have a material impact on our results of operations in 2020.
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
We expect that macroeconomic factors, including fluctuations in spending by United States government agencies, rates of GDP growth in certain geographic markets, and fluctuations in foreign currency exchange rates, will continue to impact our financial results and may render predictions regarding future performance difficult to make. In addition, in 2019 we successfully concluded a few large multi-year programs that provided revenue contributions over the past several years. While we have successfully won new programs, these new programs require investments in research and development and compliance to be successful, and investments in these programs will not translate into significant corresponding revenue until 2021 and beyond.
Historically we have selectively pursued the acquisition of businesses and investments at attractive valuations that would expand or complement our current portfolio and allow access to new customers or technologies, and also have explored the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. In pursuing our business strategy, we routinely have conducted discussions, evaluated targets and entered into agreements regarding possible acquisitions, divestitures, ventures and equity investments.
We continue to build upon our strong market position, meeting the needs of our wide range of customers and are investing for long-term growth through the execution of our strategic priorities. To better position us to deliver long-term growth we launched a strategy-driven restructuring plan ("Project Be Ready") in February 2020. This initiative simplified our product portfolio and better aligned resources with higher growth opportunities while reducing costs. We discontinued certain non-core consumer centric product lines within the Outdoor and Tactical Systems business. In addition, we consolidated from three business units to two reportable segments (Industrial Technologies and Defense Technologies) by integrating the remaining businesses within the former Commercial business unit into the Industrial Technologies segment beginning in the first quarter of 2020.
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
Revenue recognition. We record revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We design, market and sell products primarily as commercial, off-the-shelf products. Certain customers request different system configurations, based on standard options or accessories that we offer. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We regularly enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such situations, contract values are allocated to each performance obligation based on its relative estimated standalone selling price. The vast majority of our revenues are recognized at a point in time when goods are transferred to a customer. However, for certain contracts that include highly customized components, if performance does not create an asset with an alternative use and termination for convenience clauses provide an enforceable right to payment for performance completed to date, revenue is recognized over time as the performance obligation is satisfied.
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
Inventory. Our policy is to record inventory write-downs when conditions exist that indicate that our inventories are likely to be in excess of anticipated demand or are obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usages are evaluated within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis. As of December 31, 2020, our inventories of $472.2 million are stated net of prior inventory write-downs. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory write-downs may be required in the future.
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
We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. The most significant purchased intangible assets recognized from our acquisitions are generally identifiable intangible assets. We determine the fair value of those intangible assets based on estimates and judgments, including, but not limited to, the amount and timing of expected future cash flows, growth rates and discount rates.
Intangible assets are amortized using the method that best reflects how their economic benefits are utilized, or, if a pattern of economic benefits cannot be reliably determined, are amortized using a straight-line methodology over their estimated useful lives. Intangible assets with indefinite useful lives are evaluated annually for impairment, or more frequently if required when circumstances indicate that the carrying amounts may not be recoverable. Impairment exists when the carrying value is greater than the expected undiscounted future cash flows expected to be provided by the asset group. If impairment exists, the asset group is written down to its fair value. The Company did not recognize any impairment charges on intangible assets during the year ended December 31, 2020.

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
During the first quarter of 2020, as a result of a deterioration in macroeconomic conditions driven by COVID-19 as well as Company-specific events which combined resulted in declines to our stock price and market capitalization, the Company determined it was more likely than not that these factors had a significant adverse impact on its reporting units. An interim quantitative goodwill impairment analysis was performed as of March 31, 2020 and the Company determined that the fair values of its reporting units were greater than their carrying values. During the third quarter of 2020, the Company performed its annual goodwill impairment analysis. The Company performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary. The Company did not recognize any impairment charges on goodwill during the year ended December 31, 2020.
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
Income taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the assets and liabilities measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded when a determination is made that the deferred tax assets are not more likely than not to be realized in the future. In making that determination, on a jurisdiction by jurisdiction basis, we estimate our future taxable income based upon historical operating results and external market data. Future levels of taxable income are dependent upon, but not limited to, general economic conditions, competitive pressures and other factors beyond our control. As of December 31, 2020, we have determined that a valuation allowance against our deferred tax assets of $4.4 million is required. If we should determine that we may be unable to realize our deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be recorded in the period such determination is made.
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

Consolidated Operating Results
The following discussion provides an overview of our operating results by addressing key elements in our Consolidated Statements of Income. The “Segment Operating Results” section that follows describes the contributions of each of our business segments to our consolidated revenue and earnings from operations for 2020, 2019 and 2018. Given the nature of our business, we believe revenue and earnings from operations, or operating income (including operating margin percentage), are most relevant to an understanding of our performance at a segment level. Additionally, at the segment level we disclose backlog, which represents orders received for products or services for which a sales agreement is in place and no revenue has been recognized. Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be delayed or canceled at the customer's discretion. Further, due to the COVID-19 pandemic, as described above within “Impact of COVID-19,” we are unsure how future results will compare to historic trends in the conversion of backlog to revenue.
The following table summarizes our consolidated operating results for the periods presented (in thousands, except percentages):

	Year Ended			2020 to 2019		2019 to 2018
	December 31,	December 31,	December 31,	Dollar	Percent	Dollar	Percent
	2020	2019	2018	Change	Change	Change	Change
Revenue	$1,923,689	$1,887,026	$1,775,686	$36,663	1.9%	$111,340	6.3%
Cost of goods sold	976,676	957,640	874,463	19,036	2.0%	83,177	9.5%
Gross profit	947,013	929,386	901,223	17,627	1.9%	28,163	3.1%
Gross margin	49.2%	49.3%	50.8%
Research and development	210,166	203,611	174,962	6,555	3.2%	28,649	16.4%
Selling, general and administrative	389,130	442,416	389,093	(53,286)	(12.0)%	53,323	13.7%
Restructuring expenses	30,475	10,099	4,854	20,376	201.8%	5,245	108.1%
Loss on sale of business	—	—	13,708	—	NM	(13,708)	NM
Earnings from operations	317,242	273,260	318,606	43,982	16.1%	(45,346)	(14.2)%
Interest expense	27,240	27,711	16,147	(471)	(1.7)%	11,564	71.6%
Interest income	(608)	(2,651)	(3,901)	2,043	(77.1)%	1,250	(32.0)%
Loss on debt extinguishment	9,126	—	—	9,126	NM	—	NM
Other (income) expense, net	(3,520)	6,284	(743)	(9,804)	(156.0)	7,027	(945.8)%
Earnings before income taxes	285,004	241,916	307,103	43,088	17.8%	(65,187)	(21.2)%
Income tax provision	72,420	70,319	24,678	2,101	3.0%	45,641	184.9%
Net earnings	$212,584	$171,597	$282,425	$40,987	23.9%	$(110,828)	(39.2)%
NM - Not meaningful
Revenue. The increase for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily associated with increased demand for EST solutions in Industrial Technologies as a result of the COVID-19 pandemic and contributions of unmanned revenues from the Aeryon Labs, Inc. ("Aeryon") and Endeavor Robotics Holdings Inc. ("Endeavor") acquisitions in Defense Technologies. The increase was partially offset by lower volume in certain commercial end markets in Industrial Technologies and the completion of certain contracts that contributed to revenue in the prior year in Defense Technologies.
The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due the acquisitions of Aeryon and Endeavor during the first quarter of 2019, coupled with volume increases of unmanned solutions and surveillance systems in Defense Technologies. These were all partially offset by volume declines in the Outdoor and Tactical Systems ("OTS") business and the Maritime product lines during 2019 in Industrial Technologies. Further contributing to this decline was our divestiture of the Consumer and Small and Medium-sized ("SMB") Security business announced during the first quarter of 2018.

International revenue in 2020 totaled $894.4 million, representing 46.4 percent of revenue. This compares with international revenue in 2019 which totaled $849.8 million, representing 45.0 percent of revenue, and $841.2 million in 2018, representing 47.4 percent of revenue. While the sales mix between United States and international sales may fluctuate from year to year, we expect revenue from customers outside the United States to continue to comprise a significant portion of our total revenue on a long-term basis.
Cost of goods sold. The increase for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to increased revenue volume, partially offset by a favorable product mix in Industrial Technologies and inventory write downs associated with the OTS restructuring taken in 2019 that did not repeat in 2020.
The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to the acquisitions of Aeryon and Endeavor during the first quarter of 2019, coupled with volume increases of unmanned solutions and surveillance systems in Defense Technologies. The increase was partially offset by volume declines in the OTS business (including $5.9 million of inventory write downs associated with the OTS restructuring) and in the Maritime product lines during 2019 as well as the divestiture of the Consumer and SMB Security businesses during the first quarter of 2018 in Industrial Technologies.
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
Research and development. Research and development expenses represented 10.9 percent of revenue in 2020, compared to 10.8 percent of revenue in 2019 and 9.9 percent of revenue in 2018. The change in research and development expenses in 2020 as compared to 2019 was relatively flat. The increase in research and development expenses in 2019 as compared to 2018 was primarily related to the inclusion of companies acquired in 2019 and our commitment to research and development. We intend to continue to have significant research and development expenses in the future to provide a continuing flow of innovative and high-quality products that maintain and enhance our competitive position in each of our business segments. We believe that future cash flow generation will be sufficient to support the development of new products that fuel the growth of the business.
Selling, general and administrative expenses. The decrease for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to operating expense reductions from Project Be Ready, decreases in travel and marketing costs, reduced intangible asset amortization, lower asset impairment charges related to restructuring actions and a decrease in separation, transaction, and integration costs.
The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributed to acquisition related expenses for acquisitions occurring in the first half of 2019, Consent Agreement related costs and goodwill and intangible asset impairment charges related to restructuring actions.
Restructuring expenses. We had various active restructuring programs focused on reorganization and discontinuation of certain businesses, targeted workforce reductions, and facility consolidation actions. In the first quarter of 2020, we initiated a strategy-driven restructuring plan, Project Be Ready, to simplify our product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready included an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 were consolidated into Project Be Ready. The net pre-tax restructuring charges recorded for these programs during the year ended December 31, 2020 primarily represent employee separation costs and third party and other costs. During the years ended December 31, 2019 and 2018 we also recorded net pre-tax restructuring charges in connection with other restructuring activities. Refer to Note 21, "Restructuring" of the Notes to the Consolidated Financial Statements in Item 8 for further discussion.
Loss on sale of business. During the year ended December 31, 2018, as a result of the divestiture of our Consumer and SMB Security business, net working capital adjustments, and subsequent negotiations with the buyer, we recognized an additional pre-tax loss of $13.7 million.
Interest expense. Interest expense for the year ended December 31, 2020 was associated with our previous 3.125 percent senior unsecured notes (the “2021 Notes”) in aggregate principal amount of $425.0 million and our 2.500 percent senior unsecured notes (the “2030 Notes”) in aggregate principal amount of $500.0 million that were issued and sold on August 3, 2020, as well as interest on amounts drawn under our credit facility. The 2021 Notes were redeemed in full in connection with the August 2020 issuance of the 2030 Notes in a public offering.

Interest expense for the year ended December 31, 2019 was associated with our 2021 Notes as well as interest on amounts drawn under our credit facility. Interest expense for the year ended December 31, 2018 was primarily associated with the 2021 Notes.
Loss on debt extinguishment. During the year ended December 31, 2020 we recorded a $9.1 million loss on debt extinguishment due to the redemption of our 2021 Notes, which consisted of a $8.5 million payment of redemption premium and $0.6 million for the unamortized portion of the original issue discount and previously incurred issuance costs.
Other (income) expense, net. The change in other (income) expense, net for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to increased gains on currency exchange rate fluctuations and increased gains on certain deferred compensation arrangements.
The change in other (income) expense, net for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to impairments associated with our equity investments as well as minority investments losses.
Income taxes. Our income tax provisions for the years ended December 31, 2020, 2019 and 2018 represented effective tax rates of 25.4 percent, 29.1 percent and 8.0 percent, respectively. Our effective tax rate in 2020 was higher than the United States Federal tax rate of 21.0 percent mainly due to state taxes, non-deductible expenses, accruals for unrecognized tax benefits and settlements with taxing authorities, and higher tax rates on income earned in foreign jurisdictions. These amounts were partially offset by tax credits generated in the United States and foreign jurisdictions. Our effective tax rate in 2019 was higher than the United States Federal tax rate of 21.0 percent mainly due to accruals for settlements with various taxing authorities, state taxes, additional withholding tax due on future distributions of foreign earnings included in the transition tax levied by the Tax Act, and higher tax rates on income earned in foreign jurisdictions. These amounts were offset by tax credits generated in the United States and foreign jurisdictions as well as excess tax benefits from stock compensation. Our effective tax rate in 2018 was lower than the United States Federal tax rate of 21.0 percent mainly due to recognition of previously unrecognized tax benefits relating to the European Union state aid recovery, excess tax benefits from stock compensation and a reduction in the accrual for the United States transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
At December 31, 2020, we had United States tax net operating loss carry-forwards totaling approximately $42.0 million which expire between 2032 and 2040 and are subject to annual limitation under Section 382 of the US Internal Revenue Code. In addition, we have various foreign net operating loss carry-forwards totaling approximately $29.3 million, a portion of which expire between 2021 and 2040 and a portion of which have an indefinite carry-forward period. Tax benefits as described above are recorded as assets when the benefits are more likely than not to be recognized. To the extent that we assess the realization of such assets to not be more likely than not, a valuation allowance is required to be recorded. As of December 31, 2020, we have determined that a valuation allowance against our deferred tax assets of $4.4 million is required, primarily related to foreign net operating losses and capital losses carried forward. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which we operate, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating whether the deferred tax assets will be realized.
During the fourth quarter of 2018, the STA issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $365.7 million (Swedish kroner 3.0 billion). On March 26, 2020, we received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. We do not agree with the Court’s ruling, continue to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and have appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the unrecognized tax benefits has been recorded in relation to this matter. We received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the appeal will be successful.
During the third quarter of 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe all taxes assessed by Belgium have been paid and have not adjusted unrecognized tax benefits in relation to this matter.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. Through December 31, 2020 the CARES Act has not materially affected our income tax provision or deferred tax assets or liabilities. We will continue to monitor the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
Segment Operating Results
In the first quarter of 2020, we completed a business reorganization as part of our "Project Be Ready" restructuring program, which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). We commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 19, “Operating Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues. See Note 21, "Restructuring" of the Notes to the Consolidated Financial Statements in Item 8 for further information on Project Be Ready.
Industrial Technologies Segment
Industrial Technologies operating results are as follows (in thousands, except percentages):

	Year Ended			2020 to 2019		2019 to 2018
	December 31,	December 31,	December 31,	Dollar	Percent	Dollar	Percent
	2020	2019	2018	Change	Change	Change	Change
Revenue	$1,156,058	$1,092,085	$1,112,250	$63,973	5.9%	$(20,165)	(1.8)%
Segment operating income	344,376	276,167	268,472	68,209	24.7%	7,695	2.9%
Segment operating margin	29.8%	25.3%	24.1%
Total backlog, end of period	284,842	268,625	211,173	16,217	6.0%	57,452	27.2%
The increase in revenue for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to increased demand for EST solutions as a result of the COVID-19 pandemic, partially offset by lower volume in commercial end markets. The increase in segment operating margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to the aforementioned higher revenue and associated gross profit, favorable product mix, operating expense reductions from Project Be Ready and decreases in marketing and travel costs. The increase in total backlog at December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of award timing on long-term orders and an increased volume of orders for maritime products during the fourth quarter of 2020.
The decrease in revenue for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was predominantly attributable to declines in the Integrated Imaging Systems ("IIS") businesses and volume declines in the OTS business and Maritime product lines during 2019, partially offset by strong growth across the cooled cores product lines. The increase in segment operating margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was predominantly attributable to favorable product mix led by the OEM business and productivity initiatives to improve manufacturing efficiency and decrease product costs across all businesses. The increase in total backlog at December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to a substantial award from a large aerospace and defense customer.
Defense Technologies Segment
Defense Technologies operating results are as follows (in thousands, except percentages):

	Year Ended			2020 to 2019		2019 to 2018
	December 31,	December 31,	December 31,	Dollar	Percent	Dollar	Percent
	2020	2019	2018	Change	Change	Change	Change
Revenue	$767,631	$794,941	$663,436	$(27,310)	(3.4)%	$131,505	19.8%
Segment operating income	168,469	196,592	194,009	(28,123)	(14.3)%	2,583	1.3%
Segment operating margin	21.9%	24.7%	29.2%
Total backlog, end of period	524,825	538,343	391,120	(13,518)	(2.5)%	147,223	37.6%

The decrease in revenue for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to the completion of certain contracts that contributed to revenue in the prior year period, partially offset by increased volumes for unmanned revenues from the Aeryon and Endeavor acquisitions. The decrease in segment operating margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to the lower revenue and associated gross profit and the ramp up of lower margin programs, partially offset by decreases in marketing and travel costs. The decrease in total backlog at December 31, 2020 as compared to the year ended December 31, 2019 was primarily a result of order volume and subsequent deployment timing.
The increase in both revenue and segment operating income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily driven by the Aeryon and Endeavor acquisitions during the first quarter of 2019 and increased volumes of unmanned solutions and surveillance systems. The decrease in segment operating margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to the inclusion of the operating losses from the same acquisitions noted above. The increase in total backlog at December 31, 2019 as compared to the year ended December 31, 2018 was primarily driven by the first quarter of 2019 acquisitions as noted above in addition to the timing of orders and subsequent timing of deployment of major programs.
Liquidity and Capital Resources
Overview
At December 31, 2020, we had a total of $297.8 million in cash and cash equivalents, $88.8 million of which was in the United States and $209.0 million at our foreign subsidiaries.
At December 31, 2020 and December 31, 2019, we had outstanding debt of $738.4 million and $676.9 million, respectively, which consists of unsecured term loans and borrowings under the revolving credit facility that we entered into during 2019 (collectively referred to as the "Credit Agreement") and senior unsecured notes. On August 3, 2020, we issued and sold our 2030 Notes in an underwritten public offering. The aggregate net proceeds from the offering were approximately $494.2 million after deducting underwriting fees, debt discount and transaction issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The net proceeds from the sale of the 2030 Notes were used to redeem the 2021 Notes, and for general corporate purposes, which may include funding for working capital, investments in our subsidiaries, capital expenditures, acquisitions, and stock repurchases. In connection with the redemption of the 2021 Notes, during the third quarter of 2020, we recorded a $9.1 million loss on debt extinguishment on the Consolidated Statements of Income. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we complied at December 31, 2020. We had $14.1 million of letters of credit outstanding under the Credit Agreement at December 31, 2020, which reduced the total availability under the revolving commitments under the Credit Agreement. See Note 11, "Debt" of the Notes to the Consolidated Financial Statements in Item 8 for more details.
On January 11, 2019, a standby letter of credit not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authority in order to grant the original respite from paying the tax reassessment described in Note 15, "Income Taxes" of the Notes to the Consolidated Financial Statements in Item 8. The outstanding amount of the L/C Agreement was equivalent to approximately $270.5 million at December 31, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.
We have repurchased shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Recent repurchases were conducted through open market transactions under the authorization by the Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expired on February 7, 2021. During the year ended December 31, 2020, approximately 4.6 million shares were repurchased for total cash payments of approximately $166.3 million. During the year ended December 31, 2020, we retired 4.1 million shares and had classified 0.5 million shares in treasury stock.
We paid dividends of $89.5 million, $91.7 million and $88.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.
We have entered into the Merger Agreement with Teledyne and have agreed to pay a termination fee of $250.0 million to Teledyne if the Merger Agreement is terminated under any of the following circumstances:

•the Company’s Board makes a change in recommendation;
•the Company enters into a definitive agreement to effect a superior proposal; or
•the Company’s stockholders do not approve the proposed transaction and an alternative proposal for the Company has been publicly disclosed and not withdrawn, the Company materially breaches the Merger Agreement and an alternative proposal for the Company has been publicly disclosed and not withdrawn or the Company willfully and materially breaches the non-solicitation covenant, in each case, only if within twelve months of such termination, the Company enters into a definitive agreement with respect to an alternative proposal that is subsequently consummated.
Pursuant to the terms of the Merger Agreement, Teledyne would be required to pay the Company a termination fee of $250.0 million if the Merger Agreement is terminated under any of the following circumstances:
•Teledyne’s Board makes a change in recommendation; or
•Teledyne’s stockholders do not approve the proposed transaction and an alternative proposal for Teledyne has been publicly disclosed and not withdrawn or Teledyne materially breaches the Merger Agreement and an alternative proposal for Teledyne has been publicly disclosed and not withdrawn, in each case, only if within twelve months of such termination, Teledyne enters into a definitive agreement with respect to an alternative proposal that is subsequently consummated.
In addition, the Company has incurred and expects to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Mergers. The substantial majority of these costs will be non-recurring expenses relating to the Mergers. Many of these costs are payable regardless of whether or not the Mergers are consummated.
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
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$312,363	$370,372	$374,157
Net cash used in investing activities	(83,455)	(651,386)	(44,100)
Net cash (used in) provided by financing activities	(223,102)	54,040	(318,944)
Net cash provided by operating activities decreased $58.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to less favorable timing of working capital changes.
Net cash provided by operating activities decreased $3.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to lower net earnings after adding back non-cash adjustments which were partially offset by more favorable changes in working capital.
Net cash used in investing activities decreased $567.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to cash paid for business acquisitions during 2019.
Net cash used in investing activities increased $607.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to cash paid for business acquisitions during 2019, partially offset by $25.9 million generated from the sale of our Consumer and SMB Security businesses during 2018.
Net cash (used in) provided by financing activities change of $277.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, was primarily due to lower net proceeds of $222.8 million from our Credit Agreement and senior unsecured notes, which included the 2030 Notes proceeds that were issued and sold on August 3, 2020, an increase of $41.3 million in repurchases of common stock and lower proceeds of $16.4 million from shares issued.

Net cash (used in) provided by financing activities change of $373.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, was primarily due to $254.8 million of additional net proceeds from our revolving credit facility and long-term debt under our Credit Agreement and a decrease of $118.7 million in repurchases of common stock.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
As of December 31, 2020, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt, including interest	$864,677	$29,788	$63,207	$222,724	$548,958
Operating leases	41,077	11,699	12,256	6,410	10,712
Post-retirement obligations	2,508	302	576	550	1,080
Other obligations	3,522	2,499	274	274	475
	$911,784	$44,288	$76,313	$229,958	$561,225
Principal and interest on long-term debt, operating leases and licensing rights obligations are based upon contractual terms. Actual payments may differ in terms of both timing and amounts. We did not include approximately $288.6 million of standby letters of credit and performance bonds due to the unlikely event of payment, if any, of amounts under those arrangements.
The Company cannot make a reasonably reliable estimate of the period of potential cash settlement of its remaining unrecognized tax benefits of $25.7 million and, therefore, has not included the related unrecognized tax benefits in the table of contractual obligations as of December 31, 2020. For further detail on unrecognized tax benefits, see Note 15, "Income Taxes," to the Consolidated Financial Statements in Item 8.
Recent Accounting Pronouncements
See Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Similarly, certain revenues from products sold in countries outside the United States and costs associated with non-United States operations are denominated in foreign currencies. For more information on our foreign currency translation, see Note 1, "Nature of Business and Significant Accounting Policies," to the Consolidated Financial Statements in Item 8. Assets and liabilities located outside the United States are primarily located in Europe. Our investments in subsidiaries outside the United States with functional currencies other than the United States dollar are considered long-term. We currently engage in forward currency exchange contracts and other similar hedging activities to reduce our economic exposure to changes in exchange rates. At December 31, 2020 and 2019, exchange contracts with a notional amount of approximately $297.0 million and $444.8 million, respectively, were outstanding. Because we market, sell and license our products throughout the world, we could be adversely affected by weak economic conditions in international markets that could reduce demand for our products.
Our net investment in subsidiaries outside the United States, translated into United States dollars using the period-end exchange rates, was approximately $960.8 million at December 31, 2020. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $96.1 million at December 31, 2020. The potential loss in fair value is primarily due to the increase in the net investment of subsidiaries outside the United States. We have no plans to liquidate any of our subsidiaries outside the United States, and therefore, foreign exchange rate gains or losses on our international investments are reflected as a cumulative translation adjustment and do not increase or reduce our reported net earnings.
Interest Rate Risk
The Company’s exposure to changes in market interest rates relates primarily to interest paid on the Company’s outstanding floating rate debt. The Company’s outstanding floating rate debt consists of amounts borrowed under our revolving loan facility as well as outstanding term loans. These borrowings bear interest at the respective Eurocurrency rate (e.g., LIBOR) plus a scheduled spread. Fluctuations in market interest rates will cause interest expense increases or decreases on such outstanding debt.
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
On December 4, 2020 the ICE Benchmark Administration ("IBA") published its consultation on its intent to cease publication of certain USD LIBOR tenors along with all tenors of EUR, CHF, GBP and JPY LIBOR after December 31, 2021. Pursuant to this consultation, a complete phase out of all tenors of USD LIBOR is expected on or around June 30, 2023. Market participants were eligible to provide feedback through January 25, 2021. While management believes that the Company exposure to market risk associated with the discontinuation of LIBOR is limited because the Notes carry a fixed-rate coupon and the unsecured credit facility agreement includes provisions for a successor rate, the consequences of these developments cannot be entirely predicted or reasonably estimated.
See Liquidity and Capital Resources in Item 7, Note 4, "Derivative Financial Instruments" and Note 11, "Debt" to the Consolidated Financial Statements in Item 8 for additional information on the Company's debt and interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item includes the following financial information:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
FLIR Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FLIR Systems, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
    Contingencies associated with compliance matters
As discussed in Note 14 to the consolidated financial statements, the Company is involved in various ongoing compliance matters, including compliance with export laws and regulations. Such matters required judgment to determine the likelihood of potential loss in consideration of whether a contingent liability and/or disclosure was necessary.
We identified the evaluation of contingencies associated with compliance matters as a critical audit matter. Evaluation of the Company’s judgments regarding a compliance matter, including any required recognition of a liability and/or associated disclosure involved a high degree of subjective auditor judgment. In particular, subjective auditor judgment was required related to evaluating communication with relevant government agencies and precedent in similar matters, which impact the expected outcome.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a certain internal control related to the Company’s evaluation of contingencies and related disclosures, and specifically uncertainties impacting the assessment of the expected outcome of a compliance matter. We evaluated amounts recorded and disclosures made by:
•inquiring of members of the Company’s legal department and external counsel for updates on ongoing matters
•obtaining and reading letters directly from the Company’s external legal counsel that described the nature of outstanding compliance matters.
•inspecting relevant correspondence between the Company and the governmental agencies related to compliance matters
•analyzing relevant publicly available information about the Company, its competitors, and the industry regarding compliance matters of a similar nature to identify precedence in the evaluation of the expected outcome.
Uncertain tax positions in certain foreign taxing jurisdictions
As discussed in Notes 1 and 15 of the consolidated financial statements, the Company operates in multiple foreign tax jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. A tax position is recorded when a determination is made that it is more likely than not the position is sustainable upon examination based on the technical merits of the position.
We identified the Company’s identification and assessment of uncertain tax positions in certain foreign taxing jurisdictions as a critical audit matter. This critical audit matter required challenging auditor judgment due to the nature and subjectivity of the applicable tax rules and/or their interpretation in each foreign jurisdiction.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of controls related to the determination of meeting the more likely than not threshold on potential uncertain tax positions. To evaluate the tax positions, we:
•inspected external information and correspondence from foreign tax authorities on open tax examinations and tax assessments issued
•inquired with external counsel through confirmations to understand matters, status, and facts relevant to tax positions.
We also involved international tax professionals with specialized skills and knowledge in foreign tax law, who assisted in:
•inspecting management prepared tax positions and external tax opinion documentation and comparing to interpretation of tax law
•inspecting other relevant cases and evaluating the impact to the Company’s positions
•performing independent evaluation of tax positions and assumptions and comparing the results to the Company’s position, challenging the need for an uncertain tax position liability and disclosure
•inquiring of external counsel through confirmations and meetings to update current status and facts of matters relevant to the probability of the outcome of uncertain tax positions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Portland, Oregon
February 25, 2021

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,923,689	$1,887,026	$1,775,686
Cost of goods sold	976,676	957,640	874,463
Gross profit	947,013	929,386	901,223
Operating expenses:
Research and development	210,166	203,611	174,962
Selling, general and administrative	389,130	442,416	389,093
Restructuring expenses	30,475	10,099	4,854
Loss on sale of business	—	—	13,708
Total operating expenses	629,771	656,126	582,617
Earnings from operations	317,242	273,260	318,606
Interest expense	27,240	27,711	16,147
Interest income	(608)	(2,651)	(3,901)
Loss on debt extinguishment	9,126	—	—
Other (income) expense, net	(3,520)	6,284	(743)
Earnings before income taxes	285,004	241,916	307,103
Income tax provision	72,420	70,319	24,678
Net earnings	$212,584	$171,597	$282,425

Net earnings per share:
Basic earnings per share	$1.61	$1.27	$2.05
Diluted earnings per share	$1.60	$1.26	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net earnings	$212,584	$171,597	$282,425
Other comprehensive income (loss), net of tax:
Change in minimum liability for pension plans (1)	(192)	(58)	(338)
Fair value adjustment on derivative instruments designated as hedges (2)	2,177	(796)	—
Unrealized gain on available-for-sale investments	—	4	—
Foreign currency translation adjustments	5,974	(16,003)	(35,394)
Total other comprehensive income (loss)	7,959	(16,853)	(35,732)
Comprehensive income	$220,543	$154,744	$246,693
(1) The tax effects on the change in minimum liability for pension plans for the years ended December 31, 2020, and 2019 were immaterial and for 2018 were $0.1 million.
(2) The tax effects on interest rate swap contracts for the years ended December 31, 2020, 2019 and 2018 were $0.3 million, $0.3 million and $0.0 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$297,795	$284,592
Accounts receivable, net	353,561	318,652
Inventories	472,237	388,762
Prepaid expenses and other current assets	104,646	116,728
Total current assets	1,228,239	1,108,734
Property and equipment, net	267,682	255,905
Deferred income taxes, net	36,210	39,983
Goodwill	1,394,364	1,364,596
Intangible assets, net	209,636	247,514
Other assets	116,217	120,809
Total assets	$3,252,348	$3,137,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,592	$158,033
Deferred revenue	25,862	28,587
Accrued payroll and related liabilities	98,911	72,476
Accrued product warranties	17,019	14,611
Advance payments from customers	10,940	28,005
Accrued expenses	41,347	40,815
Accrued income taxes	28,941	14,735
Other current liabilities	44,053	27,349
Credit facility	—	16,000
Long-term debt, current portion	13,473	12,444
Total current liabilities	438,138	413,055
Long-term debt, net of current portion	724,919	648,419
Deferred income taxes	43,708	53,544
Accrued income taxes	60,248	55,514
Other long-term liabilities	101,961	95,576
Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at December 31, 2020 or 2019	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 131,360 and 134,394 shares issued, 131,153 and 134,394 shares outstanding at December 31, 2020 and 2019, respectively, and additional paid-in capital	31,767	16,692
Retained earnings	2,017,097	2,020,686
Treasury stock - at cost - 207 shares of common stock at December 31, 2020	(7,504)	—
Accumulated other comprehensive loss	(157,986)	(165,945)
Total shareholders’ equity	1,883,374	1,871,433
Total liabilities and shareholders' equity	$3,252,348	$3,137,541
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for per share amounts)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	138,869	$91,162	$1,856,756	—	$—	$(113,360)	$1,834,558
Adoption of ASC 606 and ASU 2016-16(1)	—	—	80,280	—	—	—	80,280
Net earnings	—	—	282,425	—	—	—	282,425
Repurchase of common stock	(4,986)	(136,891)	(106,815)	—	—	—	(243,706)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,633	12,896	—	—	—	—	12,896
Stock-based compensation	—	34,188	—	—	—	—	34,188
Dividends paid of $0.16 per share	—	—	(88,123)	—	—	—	(88,123)
Other comprehensive loss	—	—	—	—	—	(35,732)	(35,732)
Balance, December 31, 2018	135,516	1,355	2,024,523	—	—	(149,092)	1,876,786
Adjustment of DTA under ASU 2016-16(2)	—	—	3,439	—	—	—	3,439
Net earnings	—	—	171,597	—	—	—	171,597
Repurchase of common stock	(2,549)	(37,819)	(87,179)	—	—	—	(124,998)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,427	16,425	—	—	—	—	16,425
Stock-based compensation	—	36,731	—	—	—	—	36,731
Dividends paid of $0.17 per share	—	—	(91,694)	—	—	—	(91,694)
Other comprehensive loss	—	—	—	—	—	(16,853)	(16,853)
Balance, December 31, 2019	134,394	16,692	2,020,686	—	—	(165,945)	1,871,433
Net earnings	—	—	212,584	—	—	—	212,584
Repurchase of common stock	(4,115)	(23,380)	(126,629)	(450)	(16,302)	—	(166,311)
Stock issued for business acquisition	—	753	—	182	6,582	—	7,335
Stock issued for business acquisition - unearned	—	(2,216)	—	61	2,216	—	—
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	1,081	707	—	—	—	—	707
Stock-based compensation	—	39,211	—	—	—	—	39,211
Dividends paid of $0.17 per share	—	—	(89,544)	—	—	—	(89,544)
Other comprehensive earnings	—	—	—	—	—	7,959	7,959
Balance, December 31, 2020	131,360	$31,767	$2,017,097	(207)	$(7,504)	$(157,986)	$1,883,374
____________________
(1) See Note 1, "Nature of Business and Significant Accounting Policies - Recently adopted accounting pronouncements" for additional information on the adoption impacts of Accounting Standards Update 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16").
(2) The Company recorded an immaterial correction which increased both retained earnings and deferred income taxes related to the Company's adoption of ASU 2016-16.
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$212,584	$171,597	$282,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,740	103,132	66,462
Stock-based compensation	39,164	36,689	34,170
Asset impairment charges and loss on disposal of assets	3,669	13,666	3,349
Loss on debt extinguishment	9,126	—	—
Minority interest impairment charges	4,803	4,141	—
Deferred income taxes	11,202	44,934	14,604
Other, net	8,034	(18)	(3,832)
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(29,696)	19,372	29,057
Inventories	(71,053)	(24,360)	17,425
Prepaid expenses and other current assets	12,447	(1,744)	(3,427)
Other assets	12,485	1,099	2,663
Accounts payable	(4,348)	51,752	(22,449)
Deferred revenue	(3,266)	(6,187)	8,081
Accrued payroll and other liabilities	860	(8,339)	6,599
Accrued income taxes	28,808	(24,723)	(74,888)
Other long-term liabilities	(17,196)	(10,639)	13,918
Net cash provided by operating activities	312,363	370,372	374,157
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(57,151)	(44,794)	(30,773)
Business acquisitions, net of cash acquired	(26,614)	(601,927)	(26,764)
Proceeds from sale of assets	—	6,365	3,017
Proceeds from sale of business	—	—	25,920
Minority interest and other investments	310	(11,030)	(15,500)
Net cash used in investing activities	(83,455)	(651,386)	(44,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	175,000	723,054	—
Repayment of credit facility and long-term debt	(203,679)	(468,224)	—
Repayment of 2021 Unsecured Notes	(425,000)	—	—
Redemption premium of 2021 Unsecured Notes	(8,509)	—	—
Net proceeds from issuance of 2030 Unsecured Notes	494,234	—	—
Repurchase of common stock	(166,311)	(124,998)	(243,706)
Dividends paid	(89,544)	(91,694)	(88,123)
Proceeds from shares issued pursuant to stock-based compensation plans	11,981	28,418	29,124
Tax paid for net share exercises and issuance of vested restricted stock units	(11,274)	(11,993)	(16,228)
Other financing activities	—	(523)	(11)
Net cash (used in) provided by financing activities	(223,102)	54,040	(318,944)
Effect of exchange rate changes on cash and cash equivalents	7,397	(578)	(18,059)
Net increase (decrease) in cash and cash equivalents	13,203	(227,552)	(6,946)
Cash and cash equivalents, beginning of year	284,592	512,144	519,090
Cash and cash equivalents, end of year	$297,795	$284,592	$512,144
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies
FLIR Systems, Inc. (the "Company") is a world leader in sensor systems that enhance perception and awareness. The Company was founded in 1978 and has since become a premier designer, manufacturer, and marketer of thermal imaging and other sensing products and systems. The Company’s advanced sensors and integrated sensor systems enable the gathering and analysis of critical information through a wide variety of applications in government, industrial and commercial markets worldwide.
The Company’s goal is to both enable its customers to benefit from the valuable information produced by advanced sensing technologies and to deliver sustained superior financial performance for its shareholders. The Company creates value for its customers by improving personal and public safety and security, providing advanced intelligence, surveillance, reconnaissance, and tactical defense capabilities, facilitating air, ground, and maritime-based situational awareness, detecting electrical, mechanical and building envelope problems, displaying process irregularities, detecting volatile organic gas emissions, and enhancing advanced driver-assistance systems and autonomous driving solutions, as well as a variety of other uses of thermal and other sensing technologies. The Company's business model and range of solutions allow it to sell products to various end markets, including industrial, original equipment manufacturing, military, homeland security, enterprise, infrastructure, and environmental. The Company sells off-the-shelf products and customized solutions in configurations to suit specific customer requirements in an efficient, timely, and affordable manner, and supports those customers with training and ongoing support and services. Centered on the design of products for low-cost manufacturing and high-volume distribution, the Company's commercial operating model has been developed over time and provides it with a unique ability to adapt to market changes and meet its customers’ needs.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Reclassification
The Company made certain reclassifications to the prior years' financial statements to conform them to the presentation as of and for the year ended December 31, 2020. These reclassifications had no effect on consolidated financial position, net earnings, shareholders' equity, or net cash flows for any of the periods presented.
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
Revenue recognition
The Company records revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers.
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
Cash equivalents and restricted cash
The Company considers short-term investments that are highly liquid, readily convertible into cash and have maturities of less than three months when purchased to be cash equivalents. Cash equivalents at December 31, 2020 and 2019 were $0.1 million and $0.7 million, respectively, which were primarily investments in money market funds and overnight deposits. Restricted cash includes cash that is subject to a legal or contractual restriction by a third party and restricted as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Company did not have any restricted cash balances at December 31, 2020 and 2019, respectively.
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
Demonstration units
The Company’s products which are being used as demonstration units are stated at the lower of cost or net realizable value and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Demonstration units are available for sale and the Company periodically evaluates them as to marketability and realizable values. The carrying value of demonstration units was $30.1 million and $30.4 million at December 31, 2020 and 2019, respectively.
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
During the first quarter of 2020, as a result of a deterioration in macroeconomic conditions driven by COVID-19 as well as Company-specific events which combined resulted in declines to our stock price and market capitalization, the Company determined it was more likely than not that these factors had a significant adverse impact on its reporting units. An interim quantitative goodwill impairment analysis was performed as of March 31, 2020 and the Company determined that the fair values of its reporting units were greater than their carrying values. During the third quarter of 2020, the Company performed its annual goodwill impairment analysis. The Company performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary. The Company did not recognize any impairment charges on goodwill during the years ended December 31, 2020 and 2018, respectively.
The impairment tests performed during the year ended December 31, 2019 indicated, based on the assessment of qualitative factors in the fourth quarter, that it was more likely than not that the fair value was less than the carrying value for the OTS reporting unit. As such, a quantitative impairment test was performed which determined that the fair value of the OTS reporting unit was approximately 63% of its carrying value. As a result, the Company recorded goodwill impairment charges in the Industrial Technologies Segment during the fourth quarter of 2019, which represents the difference between the carrying value and the fair value of the OTS reporting unit. See Note 9, "Goodwill" for additional information and discussion on impairment charges on goodwill recorded during the year ended December 31, 2019.
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
The Company did not recognize any impairment charges on intangible assets with indefinite lives during the years ended December 31, 2020 and 2018, respectively. See Note 10, "Intangibles Assets" for additional information and discussion on impairment charges associated with the OTS restructuring within Industrial Technologies Segment recognized during the year ended December 31, 2019.
Advertising costs
Advertising costs, including social media, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2020, 2019 and 2018 were $8.1 million, $10.7 million and $13.0 million, respectively.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies - (Continued)
Minority interest equity investments
The Company holds certain investments in equity instruments of non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company's proportionate share of income or loss is recorded in other (income) expense, net in the Consolidated Statement of Income. All other non-marketable equity investments are measured at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes. The Company periodically reviews its equity investments for impairment. During the years ended December 31, 2020 and 2019, the Company recognized impairments of $4.8 million and $4.1 million, respectively associated with its equity investments which are included in other (income) expense, net in the Consolidated Statement of Income. During the year ended December 31, 2018, the Company did not recognize any impairments on its minority interest equity investments. The carrying values of the minority interest equity investments were $14.1 million and $19.9 million at December 31, 2020 and 2019, respectively, and are included in other assets in the Consolidated Balance Sheets.
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
The Company is subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company records a benefit on a tax position when it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, the Company measures the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled, using information that is available at the reporting date. The Company reviews its tax positions as circumstances warrant, and updates its liability for additional taxes as changes in available facts arise.
Supplemental cash flow disclosure (in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash paid for:
Interest	$20,806	$21,544	$14,183
Taxes	$40,387	$52,146	$83,259
Non-cash transactions:
Stock issued for business acquisition	$7,335	$—	$—

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies - (Continued)
Stock-based compensation
The Company accounts for stock-based compensation at the grant date based on the fair value of the award and recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate.
For awards granted beginning in 2020, the fair value of restricted stock unit awards and restricted stock units containing performance-based vesting criteria was based on the fair market value of the closing price of the Company's common stock on the date of grant. For awards granted prior to 2020, the fair value of restricted stock unit awards and restricted stock units containing performance-based vesting criteria was valued based on the fair market value of the closing price of the Company's common stock, discounted for expected dividends, on the date of grant.
The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company's employee stock purchase plan. The estimation of such fair value requires management to make estimates and judgments about, among other things, forfeiture rates and the expected volatility of FLIR common stock over the expected term. These judgments directly affect the amount of compensation expense that will ultimately be recognized. In addition, the fair value was discounted for an estimate for illiquidity. The estimated discount for illiquidity was relevant for share based awards that require the plan participant to hold the shares for a specified period of time after the award vests and was estimated using the protective put method.
Treasury stock
The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in the Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in the Consolidated Balance Sheets.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies - (Continued)
Accumulated other comprehensive earnings (loss)
Accumulated other comprehensive earnings (loss) includes cumulative translation adjustments, fair value adjustments on interest rate swap contracts, fair value adjustments on currency forward contracts and changes in minimum liability for pension plans. Foreign currency translation adjustments included in comprehensive income were not tax affected as investments in international affiliates are deemed to be indefinite in duration.
The following table sets forth the changes in the balances of each component of accumulated other comprehensive earnings (loss) for the year ended December 31, 2020.

	Pension Plans Items	Interest Rate Swap Contracts	Currency Forward Contracts	Foreign Currency Items	Total
Balance, December 31, 2019	$(740)	$(796)	$—	$(164,409)	$(165,945)
Other comprehensive income (loss) before reclassifications, net of tax	(192)	(772)	2,949	5,974	7,959
Balance, December 31, 2020	$(932)	$(1,568)	$2,949	$(158,435)	$(157,986)

Recently adopted accounting pronouncements
Financial Accounting Standards Board ("FASB") ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13" or "Topic 326"): Effective January 1, 2020, the Company adopted ASU 2016-13 using a modified-retrospective approach. The standard changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Nature of Business and Significant Accounting Policies - (Continued)
Recently adopted accounting pronouncements - (Continued)
The standard allows companies to reclassify stranded tax effects in accumulated other comprehensive earnings (loss) that have been caused by the Tax Cuts and Jobs Act of 2017 (the "Tax Act") to retained earnings for each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded. However, the FASB made the reclassification optional. As a result, the Company assessed the impact of the ASU on its financial statements and did not exercise the option to reclassify the stranded tax effects caused by the Tax Act.
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
FASB ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). Effective January 1, 2018, the Company adopted ASU 2016-16, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This new standard has been applied on a modified retrospective transition basis with an adjustment to the opening balance of retained earnings in the amount of approximately $3.4 million and $79.3 million as of January 1, 2019 and 2018, respectively.
Recently issued accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)", which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. Subsequently the FASB issued ASU 2021-01 (Topic 848), which clarifies the scope of ASC 848. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The ASU 2020-04 guidance was effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively from now through December 31, 2022. The Company has not yet adopted this guidance and is currently evaluating the potential impact of adoption on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Effective January 1, 2021, the Company adopted ASU 2019-12. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

Note 2.    Revenue
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Revenue - (Continued)
Contract Balances - (Continued)
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of December 31, 2020 and 2019 were $45.0 million and $9.4 million, respectively.
Contract Liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2020 and 2019, the contract liability balances totaled $48.8 million and $69.1 million, respectively. These balances included amounts classified as long-term as of December 31, 2020 and 2019 which were of $12.0 million and of $12.5 million, respectively, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $44.2 million of revenue recognized during the twelve month period ended December 31, 2020 was included in the combined contract liability balances as of December 31, 2019.
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
As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $313.1 million. The Company expects to recognize revenue on a majority of the remaining performance obligations over the next twelve months.

Note 3.    Fair Value of Financial Instruments
The Company had $0.1 million and $0.7 million of cash equivalents at December 31, 2020 and 2019, respectively, which were primarily investments in money market funds and overnight deposits. The Company has categorized its cash equivalents as a Level 1 financial assets, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are in instruments that are convertible to cash daily. The fair values of the Company’s derivative contracts as of December 31, 2020 and 2019 are disclosed in Note 4, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 11, "Debt," as of December 31, 2020 approximates the carrying value. The fair value of the Company’s senior unsecured 2030 notes as described in Note 11, "Debt," was approximately $527.7 million based upon Level 2 inputs at December 31, 2020. The Company’s senior unsecured 2021 notes were redeemed in full in connection with the Company’s August 2020 issuance of the Company’s senior unsecured 2030 notes in a public offering. The fair value of the Company’s senior unsecured 2021 notes as described in Note 11, "Debt," was $430.1 million based upon Level 2 inputs at December 31, 2019. The fair value of observable price changes related to the Company's minority interest equity investments, as discussed in Note 1, "Nature of Business and Significant Accounting Policies," are based on Level 3 inputs. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
See the discussion of accounting guidance for fair value measurements and the factors used in determining the fair value of financial assets and liabilities as disclosed in Note 1, "Nature of Business and Significant Accounting Policies."

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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Derivative Financial Instruments - (Continued)
Foreign Currency Contracts
The Company uses currency forward contracts, not formally designated as hedges, to manage the consolidated exchange rate risk associated with the remeasurement of certain non-functional currency denominated monetary assets and liabilities primarily by subsidiaries that use U.S. dollars, European euros, Canadian dollars, Swedish kronor, Norwegian kroner, Brazilian real and British pound sterling as their functional currency. Changes in fair value of foreign currency forward contracts are recognized in other (income) expense, net at the end of each reporting period. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. At December 31, 2020, the Company’s foreign currency forward contracts, not formally designated as hedges, had maturities of three months or less.
In addition, the Company manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. The Company manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other (income) expense, net using a systematic and rational methodology. Differences between the change in fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in other (income) expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also included in other (income) expense, net. At December 31, 2020, the Company’s foreign currency forward contracts formally designated as fair value hedges had maturities of two years or less.
Interest Rate Swap
The Company's outstanding debt at December 31, 2020 consists of fixed rate notes and an unsecured credit facility consisting of an unsecured revolving loan facility, an unsecured U.S. dollar term loan and an unsecured Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 11, "Debt," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR) subject to a floor of zero percent. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
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
The following table presents the gross notional amounts of outstanding derivative instruments (in thousands):

	December 31, 2020	December 31, 2019
Derivative instruments designated as cash flow hedges:
Interest Rate Swap	$154,633	$143,302
Derivative instruments designated as fair value hedges:
Currency Forward Contracts	226,667	340,000
Derivative instruments not formally designated as hedges:
Currency Forward Contracts	70,338	104,835

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4.    Derivative Financial Instruments - (Continued)
Interest Rate Swap - (Continued)
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		December 31,	December 31,
	Classification	2020	2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Interest Rate Swap	Prepaid expense and other current assets	$519	$404
Derivative instruments in liability positions:
Interest Rate Swap	Other current liabilities	982	453
Interest Rate Swap	Other long-term liabilities	1,628	1,012
Derivative instruments designated as fair value hedges:
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	13,295	454
Currency forward contracts	Other long-term liabilities	12,211	1,189
Derivative instruments not formally designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	5,704	3,010
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	506	391
The following table presents the statement of income classification of derivative instruments (in thousands):

		Year Ended December 31,
	Classification	2020	2019	2018
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive loss, net of tax	Other comprehensive income (loss)	$(772)	$(796)	$—
Loss reclassified from other comprehensive loss to earnings for the effective portion	Interest expense	703	656	—

Derivative instruments designated as fair value hedges:
Loss recognized in earnings for effective portion	Other (income) expense, net	28,810	927	—
Gain recognized in income for amount excluded from effectiveness testing	Other (income) expense, net	(4,207)	—	—
Gain (loss) recognized in other comprehensive income (loss), net of tax	Other comprehensive income (loss)	3,665	(716)	—

Derivative instruments not formally designated as hedges:
(Gain) loss recognized in earnings	Other (income) expense, net	(16,966)	(1,309)	9,111

Note 5.    Accounts Receivable
Accounts receivable are net of an allowance for credit losses. The following table summarizes the Company’s allowance for credit losses and the activity for 2020, 2019 and 2018 (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Accounts Receivable - (Continued)

	Year Ended December 31,
	2020	2019	2018
Allowance for credit losses, beginning of year	$6,112	$4,284	$7,630
Charges to costs and expenses	2,474	3,136	879
Write-offs of uncollectible accounts, net of recoveries	(2,129)	(1,293)	(3,985)
Business disposals	—	—	(593)
Currency translation adjustments	149	(15)	353
Allowance for credit losses, end of year	$6,606	$6,112	$4,284

Note 6.    Inventories
Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw material and subassemblies	$281,641	$224,239
Work-in-progress	51,763	44,344
Finished goods	138,833	120,179
	$472,237	$388,762
The Company recognized inventory write-downs of $5.9 million associated with the Outdoor and Tactical Systems ("OTS") restructuring and $3.3 million associated with other restructuring actions during the years ended December 31, 2019 and 2018, respectively. See Note 21, “Restructuring” for additional information and discussion on restructuring actions. The Company did not recognize any inventory write-downs during the year ended December 31, 2020.

Note 7.    Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company did not have any finance leases at December 31, 2020.
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
The components of lease expense were as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Leases - (Continued)

	Year Ended December 31,
	2020	2019
Operating lease expense	$12,055	$11,925
Short-term lease expense	81	963
Variable lease expense	2,265	1,586
Total lease expense	$14,401	$14,474
Supplemental cash flow information related to operating leases (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,289	$11,244
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,926	$12,210
Supplemental balance sheet information related to operating leases (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$32,833	$35,479
Operating lease liabilities	$36,745	$39,291
As of December 31, 2020, the weighted average remaining lease term for operating leases was 5.9 years and the weighted average discount rate was 3.73 percent.
Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$11,699
2022	7,649
2023	4,607
2024	3,465
2025	2,945
Thereafter	10,712
Total lease payments	41,077
Less: imputed interest	(4,332)
Present value of lease liabilities	$36,745

Note 8.    Property and Equipment
Property and equipment are summarized as follows (in thousands):

	Estimated Useful Life	December 31,
		2020	2019
Land	—	$24,270	$21,511
Buildings	30 years	186,064	167,852
Machinery and equipment	3 to 7 years	326,984	307,530
Office equipment and other	3 to 10 years	130,851	129,127
		668,169	626,020
Less accumulated depreciation		(400,487)	(370,115)
		$267,682	$255,905

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8.    Property and Equipment - (Continued)
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $45.1 million, $44.2 million and $40.6 million, respectively.

Note 9.    Goodwill
In the first quarter of 2020, the Company completed a business reorganization as part of its “Project Be Ready” restructuring plan which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 21, “Restructuring” for further information on Project Be Ready and Note 19, "Operating Segments and Related Information" for additional information on the two new reportable operating segments. Goodwill was allocated to identified reporting units using a relative fair value approach. In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.
The following table presents changes in the carrying value of goodwill and the activity by reportable segment for the two year period ending December 31, 2020 (in thousands):

	Industrial Technologies	Defense Technologies	Consolidated
Balance, December 31, 2018	$620,383	$284,188	$904,571
Goodwill from acquisitions	23,945	445,501	469,446
Goodwill impairment	(6,543)	—	(6,543)
Currency translation adjustments	(1,886)	(992)	(2,878)
Balance, December 31, 2019	635,899	728,697	1,364,596
Adjustments to goodwill	(6)	(12,617)	(12,623)
Goodwill from acquisitions	—	22,857	22,857
Currency translation adjustments	15,546	3,988	19,534
Balance, December 31, 2020	$651,439	$742,925	$1,394,364
During the year ended December 31, 2020, the Company recorded $22.9 million of goodwill in connection with the preliminary purchase price allocation associated with the Altavian, Inc. ("Altavian") acquisition and completed the tax assessment for the short–period return in connection with the final purchase price allocation associated with Endeavor Robotics Holdings, Inc. ("Endeavor") acquisition that resulted in a goodwill adjustment of $12.6 million. During the year ended December 31, 2019, the Company recorded $469.4 million of goodwill in connection with the purchase price allocation associated with the following acquisitions: Acyclica, Inc. ("Acylica"), SeaPilot AB ("SeaPilot"), Aeryon Labs, Inc. ("Aeryon"), Endeavor and New England Optical Systems, Inc. See Note 20, "Business Acquisitions" for additional information on goodwill from acquisitions.
The Company reviews its goodwill for impairment annually during the third quarter, or more frequently, if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. During the first quarter of 2020, as a result of a deterioration in macroeconomic conditions driven by COVID-19 as well as Company-specific events which combined resulted in declines to our stock price and market capitalization, the Company determined it was more likely than not that these factors had a significant adverse impact on its reporting units. An interim quantitative goodwill impairment analysis was performed as of March 31, 2020 and the Company determined that the fair values of its reporting units were greater than their carrying values. During the third quarter of 2020, the Company performed its annual goodwill impairment analysis. The Company performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary. There were no goodwill impairments during the year ended December 31, 2020.
During the third quarter of 2019, the Company completed its annual review of goodwill and determined that no impairment of its recorded goodwill was necessary. During the fourth quarter of 2019, the Company approved a plan to restructure the OTS reporting unit within the Industrial Technologies segment. The restructuring discontinued operations of the thermal and night vision business and refocused strategy on the Personal Vision System product line in the law enforcement and public safety markets. As a result, the Company revised its outlook and lowered its financial forecast for the OTS business. The Company determined that the above factors are more likely than not to have a significant adverse impact on the OTS reporting unit and therefore an interim goodwill impairment quantitative analysis was performed utilizing both an income and market approach to determine the reporting units fair value.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Goodwill - (Continued)
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
Based on the quantitative goodwill impairment test the Company determined that the fair value of the OTS reporting unit, determined using an equal weighting from the income and market approaches, was approximately 63% of its carrying value. As a result, the Company recorded goodwill impairment charges of $6.5 million in Industrial Technologies segment, which represents the difference between the carrying value and the fair value of the OTS reporting unit, for the year ended December 31, 2019. The Company recorded the goodwill impairment charge in "Selling, general and administrative" in the Consolidated Statements of Income.

Note 10.    Intangibles Assets
Intangible assets are summarized as follows (in thousands):

	Weighted Average Estimated Useful Life	December 31,
		2020	2019
Product technology	8 years	$214,363	$207,511
Customer relationships	11 years	70,616	67,274
Trademarks and trade name portfolios	8 years	18,598	18,557
Trade name portfolio not subject to amortization	indefinite	34,023	32,076
In-process research and development	8 years	33,900	34,698
Other	8 years	10,921	10,756
Acquired identifiable intangibles		382,421	370,872
Less accumulated amortization		(172,958)	(124,411)
Net acquired identifiable intangibles		209,463	246,461
Patents	9 years	299	6,075
Less accumulated amortization		(177)	(5,109)
Net patents		122	966
Acquired in-place leases and other	10 years	141	441
Less accumulated amortization		(90)	(354)
Net acquired in-place leases and other		51	87
		$209,636	$247,514
During the year ended December 31, 2020, the Company recorded $6.1 million of identified intangibles assets in connection with the preliminary purchase price allocation associated with the Altavian acquisition. During the year ended December 31, 2019, the Company recorded $159.7 million of identified intangibles assets in connection with the purchase price allocation associated with the following acquisitions: Acyclica, SeaPilot, Aeryon, Endeavor and New England Optical Systems, Inc. Refer to Note 20, "Business Acquisitions" for further discussion.
The Company did not recognize any impairment charges on intangible assets during the year ended December 31, 2020. During the year ended December 31, 2019, the Company recognized an intangible asset impairment charge of $1.2 million. These assets, included in Customer Relationships and Other, were determined not to be recoverable due to a change in their expected future economic benefit associated with the OTS restructuring and strategic shift discussed in Note 9, "Goodwill." The Company recorded the intangible asset impairment charge in "Selling, general and administrative" in the Consolidated Statements of Income.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Intangibles Assets - (Continued)
The aggregate amortization expense recorded in 2020, 2019 and 2018 was $47.6 million, $57.5 million and $24.7 million, respectively.
For intangible assets recorded at December 31, 2020, the estimated future aggregate amortization expense for the years ending December 31, 2021 through 2025 is approximately (in thousands):

2021	$46,199
2022	44,266
2023	41,016
2024	19,504
2025	8,899

Note 11.    Debt
The Company's debt consists of the following (in thousands):

		December 31, 2020			December 31, 2019
	Maturity Date	Amount	Stated Rate	Effective Rate	Amount	Stated Rate	Effective Rate
Senior Unsecured Notes:
2030 Notes	August 1, 2030	$500,000	2.500%	2.630%	$—	—%	—%
2021 Notes (1)	June 15, 2021	—	—%	—%	425,000	3.125%	3.343%
Credit Agreement:
U.S. dollar term loan	March 29, 2024	91,250	1.504%	1.769%	96,250	1.945%	2.196%
Swedish kronor term loan	March 29, 2024	154,632	1.250%	1.484%	143,302	1.348%	1.601%
Revolving credit facility	March 29, 2024	—	1.397%	1.397%	16,000	1.799%	1.799%
Total		745,882			680,552
Unamortized discounts and issuance costs		(7,490)			(3,689)
Total debt		$738,392			$676,863
Reported as:
Credit facility		$—			$16,000
Long-term debt, current portion		13,473			12,444
Long-term debt, net of current portion		724,919			648,419
Total		$738,392			$676,863
(1) The 2021 Notes were redeemed in full in connection with the Company’s August 2020 issuance of the 2030 Notes in a public offering described below under “Senior Unsecured Notes”.
Senior Unsecured Notes
On August 3, 2020, the Company issued and sold its $500.0 million senior unsecured notes maturing on August 1, 2030 (the “2030 Notes”) in an underwritten public offering. The aggregate net proceeds from the offering were approximately $494.2 million after deducting underwriting fees, debt discount and transaction issuance costs, which are being amortized over a period of ten years. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The net proceeds from the sale of the 2030 Notes were used to redeem the Company’s outstanding $425.0 million senior unsecured notes due June 15, 2021 (the “2021 Notes”), and for general corporate purposes, which may include funding for working capital, investments in Company's subsidiaries, capital expenditures, acquisitions, and stock repurchases. In connection with the redemption of the 2021 Notes, during the year ended December 31, 2020, the Company recorded a $9.1 million loss on debt extinguishment on the Consolidated Statements of Income, which consisted of a $8.5 million redemption premium payment and $0.6 million for the unamortized portion of the original issue discount and previously incurred issuance costs.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Debt - (Continued)
Credit Agreement
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., MUFG Union Bank, N.A., and the other lenders party thereto.
The Credit Agreement has a term of five years and matures on March 29, 2024. In connection with the closing of the Credit Agreement, the Company made an initial borrowing of $100.0 million in revolving loans, $100.0 million in term loans in U.S. dollars, and the equivalent of $150.0 million in term loans in Swedish kronor and repaid all outstanding amounts under its prior credit agreement. The Company borrowed an additional $175.0 million and made payments of $191.0 million under the revolving credit facility during the year ended December 31, 2020. The Company has the right, subject to certain conditions, including approval of additional commitments by qualified lenders, to increase the availability under the revolving credit facility by an additional $200.0 million until March 29, 2024.
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
The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on our consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At December 31, 2020, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which the Company was in compliance at December 31, 2020.
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
As disclosed in Note 3, "Fair Value of Financial Instruments", the Company entered into a floored interest rate swap with a Swedish kronor notional amount initially equivalent to $150.0 million to hedge the cash flows associated with the interest rate risk arising from the variability in interest expense attributable to amounts drawn under the Swedish kronor term loan.
Letters of Credit
At December 31, 2020, the Company had $14.1 million of letters of credit outstanding under the Credit Agreement, which reduced the total availability under the revolving commitments under the Credit Agreement.
On January 11, 2019, a standby letter of credit, not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authority in order to grant the original respite from paying the tax reassessment described in Note 15, "Income Taxes." The outstanding amount of the L/C Agreement was equivalent to approximately $270.5 million at December 31, 2020. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.

Note 12.    Accrued Product Warranties
The following table summarizes the Company’s warranty liability and activity for 2020, 2019 and 2018 (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Accrued Product Warranties - (Continued)

	Year Ended December 31,
	2020	2019	2018
Accrued product warranties, beginning of year	$19,144	$18,583	$18,052
Amounts paid for warranty services	(8,490)	(14,925)	(17,347)
Warranty provisions for products sold	10,514	14,616	17,888
Business acquisition	—	899	8
Currency translation adjustments and other	354	(29)	(18)
Accrued product warranties, end of year	$21,522	$19,144	$18,583

Current accrued product warranties, end of year	$17,019	$14,611	$15,204
Long-term accrued product warranties, end of year	$4,503	$4,533	$3,379
The Company generally provides a twelve to twenty-four month warranty on its products. A provision for the estimated future costs of warranty, based upon historical cost and product performance experience, is recorded when revenue is recognized. Long-term accrued product warranties are included in other long-term liabilities on the Consolidated Balance Sheets.

Note 13.    Commitments
Total net rent expense for the years ended December 31, 2020, 2019 and 2018 amounted to $14.8 million, $14.8 million and $13.3 million, respectively. For additional information and future minimum obligations under all non-cancelable leases, refer to Note 7, "Leases."

Note 14.    Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, 2019, and 2020, the Company paid $1.0 million, $3.5 million and $3.5 million, respectively, of the $15.0 million charge. As of December 31, 2020, the remaining $7.0 million is payable in annual installments of $3.5 million through April 2022 and have been recorded in other current liabilities and other long-term liabilities accordingly. The Company's investments in remedial compliance measures to date have been sufficient to cover the $15.0 million suspension amount.
As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted several compliance program improvements. In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). This matter remains under review by DDTC, BIS and the Department of Justice ("DOJ"). DDTC and BIS both acknowledged the submissions, and the Company executed tolling agreements for this matter with each of DDTC, BIS and DOJ. The DDTC tolling agreement has lapsed, and the BIS and DOJ tolling agreements have been extended to March 1, 2021 and March 15, 2021, respectively.

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
Shareholder Derivative Lawsuit
In June 2020, a shareholder filed a derivative lawsuit in the Court of Chancery for the State of Delaware, Case No. 2020-0464, against the Company, as a nominal defendant, and certain current and former directors of the Company. Pointing to the Company’s 2015 settlement with the United States Securities and Exchange Commission of alleged United States Foreign Corrupt Practices Act violations and 2018 settlement with United States Department of State of alleged export control violations, the complaint alleges that the Company’s directors breached their fiduciary duties by failing to ensure that the Company had internal controls in place that would have prevented the alleged underlying misconduct and these settlements. The complaint also asserts claims for, among other matters, corporate waste and unjust enrichment, and seeks unspecified monetary damages from the individual defendants, injunctive relief, disgorgement of director compensation, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants. The Company filed a motion to dismiss in the third quarter of 2020. Due to the announcement of the Teledyne Technologies acquisition of the Company on January 4, 2021, the parties stipulated to stay the action pending the close of the transaction, termination of the transaction, or through June 30, 2021, whichever occurs first.
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

Note 15.    Income Taxes
Pre-tax earnings by significant geographical locations are as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15.    Income Taxes - (Continued)

	Year Ended December 31,
	2020	2019	2018
United States	$77,477	$81,695	$165,719
Foreign	207,527	160,221	141,384
	$285,004	$241,916	$307,103
The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$10,281	$5,791	$17,900
State	2,877	5,895	5,980
Foreign	48,754	9,061	(16,008)
	61,912	20,747	7,872
Deferred tax expense (benefit):
Federal	6,209	11,459	1,273
State	(1,488)	(719)	235
Foreign	5,787	38,832	15,298
	10,508	49,572	16,806
Total income tax provision	$72,420	$70,319	$24,678
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets, non-current	$36,210	$39,983
Deferred tax liabilities, non-current	(43,708)	(53,544)
Net deferred tax liabilities	$(7,498)	$(13,561)
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities and allowances	$19,799	$17,850
Tax credit and loss carry-forwards	23,419	19,471
Stock-based compensation	6,476	10,660
Inventory basis differences	13,851	11,306
Deferred revenue	3,230	2,869
Other assets	—	265
Gross deferred tax assets	66,775	62,421
Valuation allowance	(4,399)	(2,787)
Total deferred tax assets, net	62,376	59,634
Deferred tax liabilities:
Intangible assets	(33,739)	(38,209)
Property and equipment	(17,249)	(16,536)
Unremitted earnings of foreign subsidiaries	(13,419)	(13,225)
Other liabilities	(5,467)	(5,225)
Total deferred tax liabilities	(69,874)	(73,195)
Net deferred tax liabilities	$(7,498)	$(13,561)

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15.    Income Taxes - (Continued)
At December 31, 2020, the Company had United States tax net operating loss carry-forwards totaling approximately $42.0 million which expire between 2032 and 2040 and are subject to annual limitation under Section 382 of the Internal Revenue Code. The Company also has various foreign net operating loss carry-forwards totaling approximately $29.3 million, a portion of which expire between 2021 and 2040, and a portion of which have an indefinite carry-forward period.
As of December 31, 2020, the Company has determined that a valuation allowance against its deferred tax assets of $4.4 million is required, primarily related to foreign net operating losses and capital losses carried forward. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carry-back and carry-forward periods, and evaluation of potential tax planning strategies, when evaluating the realizability of deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
The provision for income taxes differs from the amount of tax determined by applying the applicable United States statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
State taxes	1.8	2.6	2.5
Difference between statutory rate and foreign effective rate	2.1	2.7	(0.2)
Foreign, federal and state income tax credits	(2.8)	(3.3)	(1.5)
Non-deductible expenses	5.9	3.1	2.3
European Union state aid matter	—	—	(10.8)
Domestic benefit of foreign sales	(1.7)	(2.1)	(0.8)
United States transition tax	—	—	(2.6)
Tax rate change on deferred items	—	1.0	—
Unremitted earnings of foreign subsidiaries	—	2.3	(0.8)
Audit settlements	—	6.7	—
Other	(0.9)	(4.9)	(1.1)
Effective tax rate	25.4%	29.1%	8.0%
The Company's effective tax rate in 2020 was higher than the United States Federal tax rate of 21.0 percent mainly due to state taxes, non-deductible expenses, accruals for unrecognized tax benefits and settlements with taxing authorities, and higher tax rates on income earned in foreign jurisdictions. These amounts were partially offset by tax credits generated in the United States and foreign jurisdictions. The Company's effective tax rate in 2019 was higher than the United States Federal Tax rate of 21.0 percent mainly due to accruals for settlements with various taxing authorities, state taxes, additional withholding tax due on future distributions of foreign earnings included in the transition tax levied by the Tax Act, and higher tax rates on income earned in foreign jurisdictions. The Company's effective tax rate in 2018 was lower than the United States Federal tax rate of 21.0 percent mainly due to recognition of previously unrecognized tax benefits relating to the European Union state aid recovery, excess tax benefits from stock compensation and a reduction in the accrual for the United States transition tax, offset partially by state taxes, higher tax rates applied to income earned in certain foreign jurisdictions, and other discrete items.
During the three-month period ending December 31, 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $365.7 million (Swedish kroner 3.0 billion). On March 26, 2020, the Company received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. The Company does not agree with the Court’s ruling, continues to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and has appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15.    Income Taxes - (Continued)
The Company has received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the Company's appeal will be successful.
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
As of December 31, 2020 and 2019, the Company has accrued income tax liabilities of $37.1 million and $37.1 million, respectively, related to the Tax Act's transition tax which is paid in installments over an eight-year period and will not accrue interest. Approximately $3.9 million is due within the next twelve months.
As of December 31, 2020, the Company has undistributed earnings generated after January 1, 2018 by certain foreign subsidiaries of approximately $344.3 million that the Company intends to indefinitely invest outside the United States and on which it has not recognized deferred tax. Estimating the amount of potential tax is not practicable due to the complexity and variety of assumptions required.
Management believes that the Company's recorded tax liabilities are adequate in the aggregate for its income tax exposures.
The following table summarizes the activity related to unrecognized tax benefits, including amounts accrued for potential interest and penalties (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$20,753	$33,205	$77,275
Increases related to current year tax positions	14,874	2,602	—
Increases related to prior year tax positions	2,485	2,719	2,229
Lapse of statute of limitations	(10,616)	(13,371)	(1,558)
Settlements	(1,764)	(4,402)	(40,514)
Change due to currency translation	—	—	(4,227)
Balance, end of year	$25,732	$20,753	$33,205
The unrecognized tax benefits at December 31, 2020 relate to the United States, Belgium, United Kingdom and various other foreign jurisdictions, of which $24.4 million would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $3.2 million of its net unrecognized tax benefits will be recognized within 12 months as the result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations.
The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2020, the Company had $2.7 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheets.
The Company files United States federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company currently has the following tax years open to examination by major taxing jurisdictions:

	Tax Years:
United States Federal	2017	-	2019
State of California	2015	-	2019
State of Massachusetts	2016	-	2019
State of Oregon	2017	-	2019
Sweden	2012	-	2019
United Kingdom	2016	-	2019
Belgium	2012	-	2019

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Stock-based Compensation
Employee Stock Purchase Plan
Under the Company's 2019 Employee Stock Purchase Plan (the “ESPP”), which shareholders approved on April 19, 2019, employees can purchase shares of the Company’s common stock at a discount to the fair market value at the lower of either the date of enrollment or the purchase date. The discount may be fixed at any amount up to 15 percent by the plan administrator from time to time, and is presently set at 10 percent. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year. The Company reserved 1,500,000 shares of common stock for issuance under the ESPP. Shares purchased under the ESPP have no holding period requirements. During the years ended December 31, 2020 and 2019 there were 267,574 shares issued at an average purchase price of $33.19 and 169,000 shares issued at an average purchase price of $42.21, respectively. The shares issued during the year ended December 31, 2019 included purchases made under the 2009 plan and 2019 plan of 73,415 shares and 95,585 shares, respectively. At December 31, 2020, there were approximately 1,136,841 shares remaining available under the ESPP for future issuance. Shares issued for ESPP purchases are new shares.
Stock Incentive Plans
The Company has a stock-based compensation program that provides equity incentives for employees, consultants and directors. This program includes incentive and non-statutory stock options and non-vested stock awards (referred to as restricted stock unit awards) granted under the FLIR Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”).
The Company has granted time-based options, time-based restricted stock unit awards, and performance-based restricted stock unit awards. Options generally expire ten years from the grant date. Time-based options and restricted stock unit awards generally vest over a three-year period. Performance-based restricted stock unit awards granted during the years ended December 31, 2020, 2019 and 2018 may be earned based upon a combination of the Company's revenue and operating performance over a three-year period.
Information with respect to stock option activity for the year ended December 31, 2020 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,389	$29.08	3.9
Exercised	(122)	30.02
Outstanding at December 31, 2020	1,267	$28.99	2.9	$18,801
Exercisable at December 31, 2020	1,267	$28.99	2.9	$18,801
Vested and expected to vest at December 31, 2020	1,267	$28.99	2.9	$18,801
Information with respect to restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,876	$47.08
Granted	1,116	43.67
Vested	(825)	43.64
Forfeited	(275)	48.73
Outstanding at December 31, 2020	1,892	$45.70
Included in the restricted stock units outstanding at December 31, 2020 were approximately 120,000 vested restricted stock units that were not distributed.
As of December 31, 2020, there were 4,967,000 shares of common stock reserved for future issuance under the stock incentive plans.
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16.    Stock-based Compensation - (Continued)
Stock Incentive Plans - (Continued)

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$4,376	$3,704	$3,157
Research and development	7,716	6,595	6,697
Selling, general and administrative	27,072	26,390	24,316
Stock-based compensation expense before income taxes	$39,164	$36,689	$34,170
Stock-based compensation expense capitalized in the Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018 was as follows (in thousands):

	December 31,
	2020	2019	2018
Capitalized in inventory	$1,169	$1,122	$1,080
The fair value of the stock-based awards granted during the years ended December 31, 2020, 2019 and 2018 was estimated with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Performance-based restricted stock awards:
Expected dividend yield	—%	1.3%	1.2%
Employee stock purchase plan:
Risk-free interest rate	0.1%	2.0%	2.3%
Expected dividend yield	1.8%	1.3%	1.3%
Expected term	6 months	6 months	6 months
Expected volatility	53.5%	25.0%	26.4%
Discount for illiquidity	—%	—%	10.5%
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
During the years ended December 31, 2020, 2019 and 2018, the Company granted approximately 1,018,000, 867,000 and 594,000 time-vested restricted stock units, respectively. The fair value of time-vested restricted stock units is fixed and determined on the date of grant based upon the Company's stock price on the date of grant. The weighted average fair values of the time-vested restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 were $43.78, $50.45 and $52.93 per share, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Company granted approximately 98,000, 158,000 and 177,000 performance-based restricted stock units, respectively. These units are earned based upon the Company's return on invested capital over a three year period. The fair value of the performance-based restricted units granted during the years ended December 31, 2020, 2019 and 2018 was $42.51, $49.57 and $52.32 per share, respectively.
The total fair value of the restricted stock unit awards granted during the years ended December 31, 2020, 2019 and 2018, in the table below, of $48.8 million, $51.6 million and $40.7 million includes $4.2 million, $7.8 million and $9.2 million, respectively, of grant date fair value associated with the performance-based restricted stock units.
The weighted-average fair value of stock-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16.    Stock-based Compensation - (Continued)
Stock Incentive Plans - (Continued)

	Year Ended December 31,
	2020	2019	2018
Stock option awards:
Total fair value of awards vested	$345	$1,340	$2,529
Total intrinsic value of options exercised	$2,108	$16,124	$24,652
Restricted stock unit awards:
Weighted average grant date fair value per share	$43.67	$50.31	$52.79
Total fair value of awards granted	$48,752	$51,578	$40,675
Total fair value of awards vested	$40,961	$39,287	$48,705
Employee stock purchase plan:
Weighted average grant date fair value per share	$10.96	$11.72	$10.01
Total fair value of shares estimated to be issued	$3,182	$2,399	$1,330
The total amount of cash received from the exercise of stock options in the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $21.2 million and $23.7 million, respectively, and the related tax benefits realized from the exercise of the stock options in the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $4.8 million and $8.7 million, respectively.
Stock Repurchases
The Company has repurchased shares of its common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by the Board of Directors. Recent repurchases were conducted through open market transactions under the authorization by the Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expired on February 7, 2021. During the year ended December 31, 2020, approximately 4.6 million shares were repurchased for total cash payments of approximately $166.3 million. During the year ended December 31, 2020, the Company retired 4.1 million shares and had classified 0.5 million shares in treasury stock.

Note 17.    Net Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$212,584	$171,597	$282,425
Denominator for earnings per share:
Weighted average number of common shares outstanding	131,648	135,016	137,815
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	941	1,621	2,394
Diluted shares outstanding	132,589	136,637	140,209
The effect of stock-based compensation awards for the years ended December 31, 2020, 2019 and 2018 that aggregated 189,000, 33,000 and 10,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Other Employee Benefit Plans
Employee 401(k) Plans
The Company has a 401(k) Savings and Retirement Plan (the “401(k) Plan”) to provide for voluntary salary deferral contributions on a pre-tax basis for employees within the United States in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows for contributions by the Company. The Company made and expensed matching contributions of $12.1 million, $11.3 million and $9.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
In addition, the Company previously offered certain employees outside the United States participation in a defined benefit pension plan that has been curtailed. The projected benefit obligation for the plans was $3.8 million and $3.6 million as of December 31, 2020 and 2019, respectively. The plans funding status was underfunded by $3.8 million and $3.6 million as of December 31, 2020 and 2019, respectively. A pension liability of $1.5 million and $1.3 million as of December 31, 2020 and 2019, respectively, has been recognized for the pension plans representing the excess of the unfunded accumulated benefit obligation over the accrued pension costs.
For the defined benefit pension plan outside the United States, the discount rates of 0.8 percent and 1.4 percent used during the years ended December 31, 2020 and 2019, respectively, were determined by reference to market yields at the end of the reporting period on high quality corporate bonds with similar maturities matching the duration of the projected benefit obligation.
Benefits expected to be paid under the plans are approximately (in thousands):

2021	$302
2022	292
2023	284
2024	279
2025	271
Five years thereafter	1,080
$2,508
As a result of the benefits no longer accruing under these plans, the remaining components of ongoing pension cost recorded in accumulated other comprehensive income (loss) are deemed to be immaterial. The remaining obligations are recorded in other long-term liabilities.

Note 19.    Operating Segments and Related Information
Operating Segments
The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, evaluates each of its segments’ performance and allocates resources based on revenue and segment operating income. Intersegment revenues are recorded at cost and are eliminated in consolidation. The Company and each of its segments employ consistent accounting policies. In the first quarter of 2020, the Company completed a business reorganization as part of its "Project Be Ready" restructuring plan which resulted in identification of two reportable segments (Industrial Technologies and Defense Technologies). The Company commenced operating and reporting under the new organization structure effective January 1, 2020. See Note 21, “Restructuring” for further information on Project Be Ready.

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
Segment operating income information is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue—External Customers:
Industrial Technologies	$1,156,058	$1,092,085	$1,112,250
Defense Technologies	767,631	794,941	663,436
	$1,923,689	$1,887,026	$1,775,686
Revenue—Intersegments:
Industrial Technologies	$12,206	$15,073	$19,052
Defense Technologies	7,580	5,507	11,409
Eliminations	(19,786)	(20,580)	(30,461)
	$—	$—	$—
Segment operating income:
Industrial Technologies	$344,376	$276,167	$268,472
Defense Technologies	168,469	196,592	194,009
	$512,845	$472,759	$462,481
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 19.    Operating Segments and Related Information - (Continued)
Operating Segments - (Continued)

	Year Ended December 31,
	2020	2019	2018
Consolidated segment operating income	$512,845	$472,759	$462,481
Unallocated corporate expenses	(117,657)	(118,358)	(97,440)
Amortization of purchased intangible assets	(47,471)	(57,376)	(24,524)
Asset impairment charges	—	(13,666)	(3,349)
Restructuring expenses	(30,475)	(10,099)	(4,854)
Loss on sale of business	—	—	(13,708)
Consolidated earnings from operations	317,242	273,260	318,606
Loss on debt extinguishment	(9,126)	—	—
Interest and non-operating income (expense), net	(23,112)	(31,344)	(11,503)
Consolidated earnings before income taxes	$285,004	$241,916	$307,103
Unallocated corporate expenses include general corporate expenses, separation, transaction, and integration costs, amortization of acquired intangible assets, restructuring expenses and asset impairment charges, and discrete legal and compliance matters.
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	December 31,
	2020	2019
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial Technologies	$419,323	$405,166
Defense Technologies	436,595	332,639
	$855,918	$737,805
Goodwill:
Industrial Technologies	651,439	635,899
Defense Technologies	742,925	728,697
	$1,394,364	$1,364,596
Total operating segment assets	$2,250,282	$2,102,401

Assets not allocated:
Cash and cash equivalents	$297,795	$284,592
Prepaid expenses and other current assets	74,526	86,337
Property and equipment, net	267,682	255,905
Deferred income taxes	36,210	39,983
Intangible assets, net	209,636	247,514
Other assets	$116,217	$120,809
Total assets	$3,252,348	$3,137,541
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 19.    Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Year Ended December 31,
	2020			2019
	Industrial Technologies	Defense Technologies	Total Consolidated	Industrial Technologies	Defense Technologies	Total Consolidated
United States	$517,951	$511,296	$1,029,247	$523,766	$513,428	$1,037,194
Europe	294,090	99,074	393,164	280,184	118,301	398,485
Asia	238,997	53,901	292,898	193,437	63,717	257,154
Middle East/Africa	48,772	92,243	141,015	32,642	90,110	122,752
Canada/Latin America	56,248	11,117	67,365	62,056	9,385	71,441
	$1,156,058	$767,631	$1,923,689	$1,092,085	$794,941	$1,887,026
Long-lived assets are comprised of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	December 31,
	2020	2019
United States	$1,144,758	$1,137,375
Europe	440,549	435,024
Other foreign	402,592	416,425
	$1,987,899	$1,988,824
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States government	$602,735	$603,769	$511,094

Note 20.    Business Acquisitions
Acyclica, Inc.
On September 10, 2018, the Company completed a transaction to acquire 100% of the outstanding stock of Acyclica, Inc., a privately held software developer for automotive roadway and intersection data generation and analysis for approximately $9.7 million in cash, including an estimate for contingent consideration pursuant to the stock purchase agreement. During the third quarter of 2019, the Company finalized the purchase price allocation and recorded $2.7 million of net tangible assets and goodwill of $7.0 million in the Industrial Technologies segment.
SeaPilot AB
On October 16, 2018, the Company acquired substantially all of the outstanding shares of SeaPilot AB, a privately held technology company for approximately $4.7 million in cash. During the third quarter of 2019, the Company finalized the purchase price allocation and recorded $1.7 million of net tangible assets and goodwill of $3.0 million in the Industrial Technologies segment.
Aeryon Labs, Inc.
On January 28, 2019, the Company completed its acquisition of 100% of the outstanding stock of Aeryon Labs, Inc. ("Aeryon"), a privately held developer of high-performance UAS for the global military, public safety, and critical infrastructure markets for approximately $205.9 million in cash. The acquisition enhances the Company’s domain knowledge in unmanned aerial systems and expands distribution channels in adjacent markets. During the fourth quarter of 2019, the Company finalized the purchase price allocation and recorded $44.3 million of identified intangible assets and $161.5 million of goodwill in the Defense Technologies segment.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Business Acquisitions - (Continued)
Aeryon Labs, Inc.- (Continued)
The allocation of the purchase price for Aeryon was as follows (in thousands):

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
The allocation of the purchase price for Endeavor was as follows (in thousands):

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
Note 20.    Business Acquisitions - (Continued)
Endeavor Robotics Holdings, Inc. - (Continued)

	Estimated Useful Life	Amount
Developed technology	5.0 years	$60,400
In-process research and development	9.0 years	28,000
Trademarks and trade name	4.5 years	9,990
Backlog	1.0 year	3,850
Customer contracts	1.0 year	500
		$102,740
New England Optical Systems, Inc.
On May 1, 2019, the Company acquired 100% of the outstanding stock of New England Optical Systems, Inc., a privately-held engineering and manufacturing company engaged in the design and production of infrared optical assemblies. The transaction consideration included a $21.9 million cash payment with up to an additional $12.0 million in deferred compensation payable over a two-year period. During the first quarter of 2020, the Company finalized the purchase price allocation and concluded that there were no changes to the previously recorded $6.4 million of identified intangible assets and $14.0 million of goodwill in the Industrial Technologies segment. All of the goodwill is expected to be deductible for tax purposes.
The allocation of the purchase price for New England Optical Systems, Inc. was as follows (in thousands):

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
		$6,400
Altavian, Inc.
On December 2, 2020, the Company acquired 100% of the outstanding stock of Altavian, a privately held manufacturer of small unmanned aerial systems (sUAS) for defense and public safety customers. The transaction consideration of $34.1 million included a cash payment of $26.8 million and Company’s common stock valued at $7.3 million. In addition to the above transaction consideration, $2.5 million in Company shares will be payable as share-based compensation over a three-year period. The acquisition advances the Company's strategic pillars and expands franchise program opportunities in defense, public safety, and industrial markets.
The Company recorded $6.1 million of identified intangible assets and $22.9 million of goodwill, in conjunction with the Altavian acquisition, in the Defense Technologies segment. Goodwill consists largely of the ability of the Company and Altavian, working together, to further expand the Company unmanned aerial systems product offering, which will allow the Company to offer customers a more comprehensive solution portfolio than any other American sUAS provider. None of the goodwill recognized is expected to be deductible for tax purposes.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 20.    Business Acquisitions - (Continued)
Altavian, Inc. - (Continued)
The final allocation of the purchase price to identified intangible assets, goodwill and related tax attributes, which remains open pending final closing working capital determinations and tax calculations, is subject to final determination of fair value and is expected to be finalized during the second quarter of 2021.
The preliminary allocation of the purchase price was as follows (in thousands):

Cash acquired	$157
Other tangible assets and liabilities	1,491
Net deferred taxes	3,526
Identified intangible assets	6,075
Goodwill	22,857
Total purchase price	$34,106
The identifiable intangible assets and their preliminary estimated fair values and estimated useful lives were as follows (in thousands, except years):

	Estimated Useful Life	Amount
Developed technology	10.0 years	$5,100
Internally developed software	5.0 years	800
Noncompete agreement	5.0 years	175
		$6,075
The business acquisitions listed above are not significant as defined in Regulation S–X under the Securities Exchange Act of 1934, nor are they significant compared to the Company's overall results of operations. Consequently, no pro forma financial information is provided.

Note 21.    Restructuring
The Company had various active restructuring programs focused on reorganization and discontinuation of certain businesses, targeted workforce reductions, and facility consolidation actions. These targeted reductions enabled the Company to better align its resources in areas providing the greatest benefit in the current business environment. In the first quarter of 2020, the Company initiated a strategy-driven restructuring plan, Project Be Ready, to simplify the Company’s product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 were consolidated into Project Be Ready.
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
Restructuring expenses related to Project Be Ready, which are recorded in “Restructuring Expenses” on the Consolidated Statements of Income, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Employee separation costs	$18,427	$—
Lease consolidation expenses	204	—
Third party and other costs	11,844	—
Total Restructuring Program Expenses	$30,475	$—
The restructuring liability related to Project Be Ready was as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Restructuring - (Continued)

	Employee separation costs	Third party and other costs	Total
Balance at December 31, 2019	$1,343	$2,780	$4,123
Accrual and accrual adjustments	18,427	12,048	30,475
Cash payments	(15,553)	(14,561)	(30,114)
Balance at December 31, 2020	$4,217	$267	$4,484
During the years ended December 31, 2019 and 2018, the Company recorded net pre-tax restructuring charges in connection with other restructuring activities totaling approximately $10.1 million and $4.9 million, respectively, which primarily represented employee termination benefits and costs to consolidate, relocate or discontinue operations. In addition, during the year ended December 31, 2019 the Company incurred goodwill and intangible asset impairment charges totaling approximately $6.5 million and $1.2 million, respectively, related to the other restructuring actions. Inventory write-downs associated with the other restructuring actions were also incurred and totaled $5.9 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. Refer to Note 9, "Goodwill," Note 10, "Intangibles Assets," and Note 6, "Inventories," for further discussion.
Accrued restructuring balances were recorded as a current liability within “Accrued payroll and related benefits” on the Consolidated Balance Sheets and not deemed material as of December 31, 2019.

Note 22.    Subsequent Events
On January 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Teledyne Technologies Incorporated, a Delaware corporation (“Teledyne”), Firework Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Teledyne (“Merger Sub I”), and Firework Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Teledyne (“Merger Sub II”).
Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Teledyne (the “First Merger”) and immediately thereafter, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the subsequent merger (the “Second Merger”, and, together with the First Merger, the “Mergers”).
Subject to the terms and conditions set forth in the Merger Agreement, upon completion of the Mergers, the Company stockholders will receive, in exchange for each share of our common stock held immediately prior to the Mergers, (i) $28.00 in cash and (ii) 0.0718 shares of Teledyne common stock.
The Merger Agreement provides each of the Company and Teledyne with certain termination rights and, under certain circumstances, may require the Company or Teledyne to pay a termination fee.
The transaction is expected to close in the middle of 2021 subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of Teledyne and the Company stockholders and other customary closing conditions.
On February 16, 2021, the Company's Board of Directors declared a quarterly dividend of $0.17 per share on the Company's common stock, payable on March 19, 2021, to shareholders of record as of the close of business on March 5, 2021. The total cash payment of this dividend will be approximately $22.3 million.

QUARTERLY FINANCIAL DATA (UNAUDITED)
FLIR SYSTEMS, INC.
(In thousands, except per share data)

	Q1	Q2	Q3	Q4
2020
Revenue	$450,923	$482,015	$466,414	$524,337
Gross profit	219,368	252,200	228,914	246,531
Net earnings(1)	15,424	61,257	60,663	75,240
Earnings per share:
Basic earnings per share	$0.12	$0.47	$0.46	$0.57
Diluted earnings per share	$0.11	$0.47	$0.46	$0.57

2019
Revenue	$444,736	$481,998	$471,248	$489,044
Gross profit	233,861	233,408	229,747	232,370
Net earnings(2)	61,748	46,118	62,047	1,684
Earnings per share:
Basic earnings per share	$0.46	$0.34	$0.46	$0.01
Diluted earnings per share	$0.45	$0.34	$0.46	$0.01
_______________
(1)    Net earnings for the third quarter of 2020 includes $9.1 million of loss on debt extinguishment due to the redemption of our 2021 Notes and for the fourth quarter of 2020 includes discrete tax expense of $18.3 million.
(2)    Net earnings for the fourth quarter of 2019 includes discrete tax expense of $24.4 million and $13.7 million of asset impairment charges associated with the Company's restructuring of the OTS business.

The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, the Company completed its annual evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on our evaluation using the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is included elsewhere in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
FLIR Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FLIR Systems, Inc.’s and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
Executive officers are appointed by and serve at the discretion of the Company's Board of Directors (the “Board”). The names of our current executive officers, their ages as of February 25, 2021 and their positions with the Company are set forth below, followed by certain other information about them.

Executive Officers	Age	Position
James J. Cannon	50	President and Chief Executive Officer
Carol P. Lowe	55	Executive Vice President and Chief Financial Officer
Sonia Galindo	52	Senior Vice President, General Counsel, Secretary, and Chief Ethics and Compliance Officer
Paula M. Cooney	52	Senior Vice President, Chief Human Resources Officer
James J. Cannon
Mr. Cannon has served as President and Chief Executive Officer and a director of the Company since June 2017. Previously, Mr. Cannon was an employee of Stanley Black & Decker, Inc. since 2001, most recently as President, Stanley Security, North America & Emerging Markets, since October 2014. Previously, Mr. Cannon was President of Stanley Oil & Gas from August 2012 to October 2014, President of Stanley Industrial & Automotive Repair, Europe and Latin America, from July 2011 to August 2012, and President of Stanley Industrial and Automotive Repair, North America from February 2009 to July 2011. Prior to that, from 1989 to 1999, Mr. Cannon served in the United States Army in various locations around the world as an infantryman and armor officer, including Operations Desert Shield and Desert Storm in Iraq, where he was awarded a Combat Infantryman’s Badge. Mr. Cannon is a graduate of the University of Tennessee, Chattanooga, with a B.S. in Business Administration/Marketing. Mr. Cannon is a member of the Board of Directors of Lydall, Inc.
Mr. Cannon’s experience in the United States Army, prior executive experience and his position as Chief Executive Officer provide the knowledge and expertise to understand and offer guidance regarding the Company’s business operations, technologies and markets.
Carol P. Lowe
Ms. Lowe has been Executive Vice President and Chief Financial Officer since November 2017. Previously, Ms. Lowe served as Senior Vice President and Chief Financial Officer at Sealed Air Corporation (NYSE: SEE). Ms. Lowe also worked for Carlisle Companies Inc. for over ten years in numerous executive leadership positions, including President of two business units and Chief Financial Officer. Ms. Lowe also served as a board member of Cytec Industries, Inc. from 2007 to 2015, and currently serves on the board of EMCOR Group, Inc., where she is a member of the Audit Committee. She received her Bachelor of Science degree in accounting from the University of North Carolina Charlotte and an MBA from the Fuqua School of Business at Duke University.
Sonia Galindo
Ms. Galindo joined FLIR as the Senior Vice President, General Counsel, Secretary and Chief Ethics and Compliance Officer in July 2019 from Rosetta Stone Inc. (NYSE: RST), an education technology software company, where she served as General Counsel and Corporate Secretary since 2015. During her legal career, which started at the U.S. Securities & Exchange Commission and included private practice at a large national law firm, Ms. Galindo has spent the last 14 years providing legal counsel at multiple international publicly traded companies with increased responsibilities and capacity. From 2012-14 she worked at Keurig Green Mountain, Inc. as Vice President, Associate General Counsel-Corporate, and Secretary and from 2005-08 at McCormick & Company, Inc. as Associate Counsel & Assistant Secretary. In addition, Ms. Galindo served as Ethics & Employment Counsel at the Bill & Melinda Gates Foundation from 2008-11. Ms. Galindo earned a Juris Doctorate from the John Marshall Law School and both a Bachelor of Science degree in Economics and Bachelor of Arts degree in Finance at Hood College for Women.

Paula M. Cooney
Ms. Cooney joined FLIR as Senior Vice President, Chief Human Resources Officer in April 2020 from H.B. Fuller Company, where she most recently served as Vice President, Human Resources and Communications from 2016 to 2020, and prior to that served as Director, HR Strategic Programs from 2010 to 2016. Prior to H.B. Fuller, Ms. Cooney spent 13 years at Intel Corporation, where she held positions of increasing responsibility within the Human Resources department, including Director, Strategic Employee Relations from 2009 to 2010, and Director, Intel Learning & Development from 2006 to 2009. Before joining Intel, she held careers in IBEC, ITS Ltd. and the Irish Houses of Parliament. She earned a Master of Business Studies, Human Resources Management and Industrial Relations from University College Dublin, and a diploma in Personnel Management from the National College of Ireland.
Directors
Our Board of Directors currently consists of eleven directors. The names of our directors, their ages as of February 25, 2021 and their positions with the Company are set forth below, followed by certain other information about them. Information regarding Mr. Cannon, who serves as our Chief Executive Officer and as a director, is set forth above under “Executive Officers.”

Directors	Age	Position
James J. Cannon	50	Director and Chief Executive Officer
John D. Carter	75	Director
William W. Crouch	79	Director
Catherine A. Halligan	57	Director
Earl R. Lewis	77	Chairman of the Board of Directors
Angus L. Macdonald	66	Director
Michael T. Smith	77	Director
Cathy A. Stauffer	61	Director
Robert S. Tyrer	63	Director
John W. Wood, Jr.	77	Director
Steven E. Wynne	68	Director
John D. Carter
Mr. Carter has served as a director of the Company since August 2003. From 2002 to 2005, Mr. Carter was a principal in the consulting firm of Imeson & Carter, which specialized in transportation and international business transactions. Mr. Carter served as President and Chief Executive Officer of Schnitzer Steel Industries Inc., a metals recycling company, from May 2005 to November 2008. From December 1, 2008 to April of 2020, Mr. Carter served as Chairman of the Board of Directors of Schnitzer Steel Industries, Inc. He subsequently served as Chairman Emeritus of Schnitzer until January 26, 2021. From 1982 to 2002, Mr. Carter served in a variety of senior management capacities at Bechtel Group, Inc., and President of Bechtel Enterprises, Inc. He served as a director of Jeld-Wen, Inc. until 2018. Mr. Carter is a member of the Board of Directors and has served as Chairman of the Audit Committee of Northwest Natural Gas Company. He was also on the Board of the Oregon chapter of the Nature Conservancy until 2019. He received his BA in History from Stanford University and his JD from Harvard Law School.
In addition to his legal experience gained while practicing law, Mr. Carter brings many years of senior executive management experience, most recently as president and chief executive officer of a multi-billion dollar public company. This combination of legal and management experience enables Mr. Carter to provide guidance to the Company in the areas of legal risk oversight, enterprise risk management, corporate governance, financial management and corporate strategic planning.
William W. Crouch
General Crouch has served as a director of the Company since May 2005. General Crouch retired from the United States Army in 1999 following a 36-year career during which he served in numerous roles including Commanding General-Eighth Army and Chief of Staff, United Nations Command and United States Forces Korea; Commander in Chief, United States Army, Europe; Commanding General, NATO Implementation (later Stabilization) Force, Bosnia/Herzegovina; and the United States Army’s 27th Vice Chief of Staff.

Until 2010, he served as one of five generals who oversaw the Army’s Battle Command Training Program. In October 2000, General Crouch was named co-chair of the USS COLE Commission, which was formed to examine the terrorist attack on the USS COLE. He has served as a Distinguished Senior Fellow with the Center for Civil Military Operations at the United States Naval Postgraduate School, and serves on the Board of the Keck Institute for International and Strategic Studies at Claremont McKenna College. He received a B.A. in Civil Government from Claremont McKenna College, and a M.A. in History from Texas Christian University. He holds an Executive Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.
General Crouch’s career as an Army officer and continuing interest in the United States military afford the Company significant insight into the Company’s important military customers in terms of strategic and tactical doctrines and how the Company’s products should be developed and adapted to facilitate the implementation of these doctrines and how the Company's products should be developed and adapted to facilitate the implementation of these doctrines. General Crouch also possesses an understanding of the political and military realities in certain global regions in which the Company’s products are employed. In addition, General Crouch’s experience in senior leadership roles in large Army commands enables him to offer guidance on the leadership of complex organizations such as the Company.
Catherine A. Halligan
Ms. Halligan has served as a director of the Company since March 2014. Ms. Halligan has served as Advisor to Narvar, a provider of supply chain and post purchase optimization SaaS technology, since 2013. Previously, Ms. Halligan was an Advisor to PowerReviews Inc., a leading social commerce network, from January to March 2012 and Senior Vice President Sales and Marketing from July 2010 to January 2012. Prior to joining PowerReviews Inc., Ms. Halligan held several executive level positions with prominent retailers. From 2005 to 2010, Ms. Halligan served in various executive positions with Walmart, a retailer, including as Vice President Market Development, Global eCommerce from 2009 to 2010 and as Chief Marketing Officer of Walmart.com from 2007 to 2009 along with other executive roles from 2005 to 2009. From 2000 to 2005, Ms. Halligan was an associate partner at Prophet, a management consulting firm. From 1996 to 1999, Ms. Halligan held retail management positions with Williams Sonoma Inc., including Vice President and General Manager, Internet and Vice President, Marketing. Ms. Halligan also has previous executive marketing retail experience with Blue Nile, Inc. and the Gymboree Corporation. Ms. Halligan began her career as a Marketing and Planning Analyst for Lands’ End from 1987 to 1991. Since January 2012, Ms. Halligan has served as an independent director at Ulta Beauty, where she chairs the Compensation Committee and is a member of the Nominating and Governance Committee, and previously served for two years on the Audit Committee. Since December 2020, Ms. Halligan has served as an independent director at Driven Brands Holdings Inc., where she chairs the Compensation Committee. Ms. Halligan is also on the board of Ferguson plc, a FTSE 100 company, and is a member of the Audit, Nomination and Remuneration Committees.
With over 20 years of experience in marketing, digital and e-commerce within the retail industry, Ms. Halligan provides significant expertise with respect to strategic marketing issues, Internet technology and omnichannel business capabilities.
Earl R. Lewis
Mr. Lewis served as Chairman, President and Chief Executive Officer of the Company from November 2000 until his retirement in May 2013 as President and Chief Executive Officer. He continues to serve as Chairman of the Board. Mr. Lewis was initially elected to the Board in June 1999 in connection with the acquisition of Spectra Physics AB (which at the time owned approximately 35% of the Company) by Thermo Instrument Systems, Inc. Prior to joining FLIR, Mr. Lewis served in various capacities at Thermo Instrument Systems, Inc., with his last role as President and Chief Executive Officer. Mr. Lewis is a member of the Board of Directors of Tecogen Inc. Mr. Lewis is a Trustee of Clarkson University and New Hampton School. Mr. Lewis holds a B.S. from Clarkson College of Technology and has attended post-graduate programs at the University of Buffalo, Northeastern University and Harvard University. Mr. Lewis holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.
Mr. Lewis’ leadership of the Company in the past decade affords him a deep understanding of the Company’s technology and operations, as well as the markets in which the Company operates. Mr. Lewis’ prior service in executive management positions and his past and present service on other boards of directors, including public company boards, enable him to provide insight and guidance in an array of areas including global operations and strategic planning, enterprise risk management, and corporate governance. Mr. Lewis has played, and continues to play, an active role in the Company’s financial management and corporate development, including merger and acquisition activity.

Angus L. Macdonald
Mr. Macdonald has served as a director of the Company since April 2001. In 2000, Mr. Macdonald founded and is currently President of Venture Technology Merchants, LLC, an advisory and merchant banking firm to growth companies regarding capital formation, corporate development and strategy. From 1996 to 2000, Mr. Macdonald was Senior Vice President and headed Special Situations in the health care equities research group at Lehman Brothers, Inc. Prior to joining Lehman Brothers, Mr. Macdonald was a senior securities analyst at Fahnestock, Inc. (now Oppenheimer). He holds a B.A. from the University of Pennsylvania and an MBA from Cranfield University, U.K., and has attended post graduate courses at Harvard Business School including specific programs on Compensation Committee and also Audit Committee best practices. Mr. Macdonald holds an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.
Through his more than 30 years of experience in investment and merchant banking, Mr. Macdonald has developed extensive expertise in corporate development strategies for technology enterprises such as the Company as well as in financial structuring and strategy. Mr. Macdonald’s years of experience in the financial services sector benchmarking and comparing best practices operationally as well as from an executive management and compensation perspective, provide the Company with insight into the value creation impacts of various financial and operational strategies. These skills enable him to successfully serve as a member of the Company’s Audit and Compensation Committees and to provide insight to the Company in the development of its financial management, capital deployment, employee compensation and executive retention strategies.
Michael T. Smith
Mr. Smith has served as a director of the Company since July 2002. From 1997 until his retirement in May 2001, Mr. Smith was Chairman of the Board and Chief Executive Officer of Hughes Electronics Corporation. From 1985 until 1997, he served in a variety of capacities for Hughes, including Vice Chairman of Hughes Electronics, Chairman of Hughes Missile Systems and Chairman of Hughes Aircraft Company. Prior to joining Hughes in 1985, Mr. Smith spent nearly 20 years with General Motors in a variety of financial management positions. Mr. Smith is also a director of Teledyne Technologies Incorporated and Zero Gravity Solutions. He was previously a director of Ingram Micro. Mr. Smith holds a B.A. from Providence College and an MBA from Babson College. He also served as an officer in the United States Army.
Throughout his career, Mr. Smith has had extensive financial and general management experience, including service as the chief executive officer of a large public company. These skills and experiences qualify him to serve as the Company’s Audit Committee financial expert and also provide the Company with expertise in corporate governance, enterprise risk management and strategic planning as well as in the areas of global operations and corporate strategic development.
Cathy A. Stauffer
Ms. Stauffer has served as a director of the Company since March 2014. From September 2005 to 2016, Ms. Stauffer owned and operated Cathy Stauffer Consulting, providing strategic consulting to CEOs and public and private companies primarily focused on new technology and rapidly changing consumer and commercial markets. Over the course of her career, Ms. Stauffer has served in a variety of executive leadership and operating roles, including president and Chief Marketing Officer, focused on leveraging technology and talent to build strong brands and drive profitable growth across consumer, technology, retail, DTC and B2B businesses. Ms. Stauffer has served on a variety of private and public boards and currently serves on the board of The SWIG Company, a national commercial real estate investment firm; and on the Senior Advisory Board of Towerbrook Capital Partners.
Ms. Stauffer brings to the Board over 30 years of senior executive leadership, a broad knowledge of consumer and commercial technology markets and the rapidly evolving digital commerce landscape, with deep domain expertise in consumer products, retail, brand marketing, and corporate governance.
Robert S. Tyrer
Mr. Tyrer has served as a director of the Company since October 2017. Mr. Tyrer is currently the co-president of The Cohen Group, a business advisory firm providing strategic advice and assistance in business development, regulatory affairs, deal sourcing, and capital raising activities, a position he has held since 2001. Previously, he served as the Chief of Staff to the United States Secretary of Defense William Cohen from 1997-2001, where he provided strategic advice on all aspects of national security and acted as the primary liaison between the Department of Defense and Congress, the White House, other Federal agencies and private industry.

Prior to entering the Pentagon, Mr. Tyrer served 21 years on Capitol Hill in a variety of congressional staff roles, including Chief of Staff to then-Senator William Cohen of Maine from 1989-1996 and campaign manager for U.S. Senator Susan Collins in her successful 1996 U.S. Senate campaign. Mr. Tyrer is a graduate of the University of Maine and a member of the Advisory Board of the University of Maine’s School of Policy and International Affairs. He is a Senior Adviser at the Center for Strategic and International Studies in Washington, DC. He served as a member of the board of directors of EDO Corporation, a military and commercial products and professional services company, for four years until the company was purchased by ITT Corporation in 2007. Mr. Tyrer also served on the Board of Directors of Clean Air Power, a publicly-traded company based in the United Kingdom, from 2014 until it was acquired in 2015. He is also a member of the Advisory Board of the Public Diplomacy Collaborative at the John F. Kennedy School of Government at Harvard University.
Mr. Tyrer’s experience in government, politics, business and consulting makes him uniquely qualified to offer guidance regarding the Company’s business operations, technologies and markets, particularly as it relates to government procurement and defense.
John W. Wood, Jr.
Mr. Wood has served as a director of the Company since May 2009. Mr. Wood served as Chief Executive Officer of Analogic Corporation, a leading designer and manufacturer of medical imaging and security systems, from 2003 to 2006. Prior to joining Analogic, Mr. Wood held senior executive positions over a 22-year career at Thermo Electron Corporation. He served as President of Peek Ltd., a division of Thermo Electron Corporation, and as a Senior Vice President of the parent company. He previously served as President and Chief Executive Officer of Thermedics, a subsidiary of Thermo Electron Corporation. Mr. Wood also served as a member of the board of directors of American Superconductor Corporation from 2006 to 2019. Mr. Wood earned a Bachelor’s degree in Electrical Engineering from Louisiana Tech University and a Master’s degree in Electrical Engineering from Massachusetts Institute of Technology. Mr. Wood holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.
Through his academic training and his extensive executive experience with companies in relevant industries, Mr. Wood possesses the knowledge and expertise to understand and offer guidance regarding the Company’s technologies and markets. In addition, as the former chief executive officer of a public company, Mr. Wood is qualified to provide leadership in the areas of corporate governance, operations and enterprise risk management.
Steven E. Wynne
Mr. Wynne has served as a director of the Company since November 1999. Since July 2012, Mr. Wynne has served as an Executive Vice President of Health Services Group, Inc., a diversified insurance and pharmacy company, where he previously served as Senior Vice President, from February 2010 to January 2011. From January 2011 through July 2012, he served as Executive Vice- President of JELD-WEN, Inc., an international manufacturer of doors and windows. From March 2004 through March 2007, Mr. Wynne was President and Chief Executive Officer of SBI International, Ltd., parent company of sports apparel and footwear company Fila. From August 2001 through March 2002, and from April 2003 through February 2004, Mr. Wynne was a partner in the Portland, Oregon law firm of Ater Wynne LLP. Mr. Wynne served as acting Senior Vice President and General Counsel of the Company from April 2002 through March 2003. Mr. Wynne was formerly Chairman and Chief Executive Officer of eteamz.com, an online community serving amateur athletics, from June 2000 until its sale to Active.com in January 2001. From February 1995 to March 2000, Mr. Wynne served as President and Chief Executive Officer of adidas America, Inc. Prior to that time, he was a partner in the law firm of Ater Wynne LLP. Mr. Wynne received an undergraduate degree and a J.D. from Willamette University. Mr. Wynne also serves on the boards of directors of JELD-WEN Holding, Inc., Pendleton Woolen Mills, Lone Rock Resources and Northwest Natural Gas Company (a subsidiary of Northwest Holdings).
Mr. Wynne has been associated with the Company in a variety of capacities since 1983, including prior service as its outside counsel. By virtue of this extensive relationship, Mr. Wynne has developed a high degree of familiarity with the Company’s operations, risks and opportunities. In addition, Mr. Wynne’s legal training and senior executive leadership experience with other companies qualify him to provide insight and guidance as a member of the Company’s Audit Committee, as well as in the areas of corporate governance, strategic planning and enterprise risk management.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and beneficial owners of more than 10% of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.
Based solely on the Company’s review of the copies of such reports received by it with respect to fiscal year 2020, or written representations from certain reporting persons, the Company believes that except as noted below, no director, officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file on a timely basis the reports required under Section 16(a) of the Exchange Act during 2020 except for one late Forms 4 reporting one transaction for each of James J. Cannon and Jeffrey D. Frank.
Code of Ethics
FLIR has adopted a Code of Ethical Business Conduct that applies to our directors and employees, which ethics sets forth fundamental principles and key policies and procedures that govern the conduct of the Company’s business. The Company’s employees receive training on the Code of Ethical Business Conduct. In addition, the Company has adopted a Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer/Corporate Controller, Corporate Treasurer, and such other officers and employees identified therein. FLIR has a Chief Compliance Officer and a confidential Internet-based hotline monitored by EthicsPoint® that is available to all employees, and FLIR’s Audit Committee has procedures in place for the anonymous submission of employee complaints related to the Code of Ethical Business Conduct or other accounting, internal controls, auditing or compliance matters.
FLIR maintains a Governance page on its website that provides specific information about its corporate governance initiatives, including FLIR’s Corporate Governance Principles, Code of Ethical Business Conduct, Code of Ethics for Senior Financial Officers and charters for the committees of the Board of Directors. The Governance page can be found on our website at www.flir.com/about/investor-relations. To the extent mandated by legal requirements, we intend to disclose on our website any amendments or waivers to our Code of Ethical Business Conduct and Code of Ethics for Senior Financial Officers. You may obtain copies of the documents posted on FLIR’s Governance page on its website by writing to the Corporate Secretary, FLIR Systems, Inc., 1201 S Joyce St., Arlington, VA 22202.
Audit Committee
The Board of Directors has established a standing Audit Committee, which operates pursuant to a written charter that is reviewed annually. The Audit Committee's charter may be viewed online at www.flir.com/about/investor-relations. The current members of the Audit Committee are Ms. Halligan and Messrs. Macdonald (chairman), Smith, Tyrer and Wynne. The Board has determined that each member of the Audit Committee is “independent” as defined by applicable SEC and NASDAQ rules and also qualifies as an “audit committee financial expert” under applicable SEC regulations.
The Audit Committee is responsible for, among other things:
•overseeing the integrity of the Company’s financial statements and financial reporting process and related systems of disclosure controls and internal quality-control procedures;
•assisting the Board in oversight of the Company's compliance with legal and regulatory requirements;
•the independent registered public accounting firm’s qualifications, appointment and independence;
•the performance of the internal audit function;
•the review of all related-party transactions involving, directly or indirectly, the Company and any of its directors or officers; and
•the adequacy of the Company’s accounting and internal control systems.
During fiscal year 2020, the Audit Committee held six meetings. The performance of the committee is reviewed annually, and the committee may obtain advice and assistance from internal or external legal, accounting and other advisors.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis describes the principles and material elements of our executive compensation program, how we applied those principles in determining the material elements of the compensation for our Named Executive Officers (“NEOs”) for 2020 and how we use our executive compensation program to drive performance.
Our NEOs for 2020 are:
•James J. Cannon, our President, Chief Executive Officer (“CEO”), and Director;
•Carol P. Lowe, our Executive Vice President and Chief Financial Officer (“CFO”);
•Sonia Galindo, our Senior Vice President, General Counsel, Secretary, Chief Ethics & Compliance Officer;
•Paula M. Cooney, our Senior Vice President and Chief Human Resources Officer; and
•Jeffrey D. Frank, our former Senior Vice President, Global Product Strategy, who departed from FLIR in August 2020.
Executive Summary
Our executive compensation program in 2020 reflected our objective of establishing a foundation for consistent long-term revenue and earnings growth, operational efficiencies and improved capital management. The program was designed to align the interests of our executive officers with those of our shareholders by providing market-competitive compensation opportunities upon the achievement of a variety of short-term and long-term objectives. We believe the design of our 2020 compensation program effectively linked pay to performance. Throughout the year, we continued to advance the Company’s four key strategic priorities – sensor leadership, unmanned and autonomous solutions, airborne intelligence / surveillance / reconnaissance (ISR) and decision support – while delivering strong financial results and value to stockholders. Highlights of our 2020 financial performance include:
•$1,923.7 million in revenue;
•gross margin of 49.2 percent;
•gross profit of $947.0 million;
•completed $255.9 million of dividends and stock repurchases.
We believe our highly disciplined operations, exemplified by Project Be Ready (our strategy-driven restructuring program) and the continuing implementation of The FLIR Method, positioned FLIR to achieve these results notwithstanding the significant challenges posed by the COVID-19 pandemic. We are especially proud of our response to the pandemic, including adoption of stringent safety protocols to protect our employees while continuing to operate and serve our customers, as well as dramatically ramping production of EST solutions to help prevent the spread of the virus. Though our Industrial Technologies segment experienced lower volumes in certain commercial end markets and our Defense Technologies segment experienced administrative processing delays impacting the timing of bookings and revenue, we continued to grow consolidated revenue while preserving strong operating margins.
At the conclusion of 2020, the Company negotiated a definitive merger agreement to be acquired by Teledyne, which was executed on January 4, 2021. Under the terms of the agreement, subject to the receipt of required regulatory approvals, stockholder approvals and other customary closing conditions, our stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implies a total purchase price of approximately $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020 and reflects a 40% premium over FLIR’s 30-day volume weighted average price as of December 31, 2020.
2020 Executive Compensation Program Highlights
Key Executive Compensation Program Changes
The Compensation Committee generally retained the executive compensation program design in place for 2019, with the following key updates made in 2020:

•Clawback Policy: To further mitigate any risk associated with our compensation programs and as a positive governance practice, the Compensation Committee approved amendments to the Company's clawback policy to, among other matters, permit recovery of equity-based compensation rather than limiting the policy's coverage only to cash incentive awards.
•Stock Ownership Guidelines: To align further the incentives of our executive officers and directors with the interests of our stockholders, the Compensation Committee determined to amend the Company's stock ownership guidelines effective in 2020 as follows: (1) the CEO's holding requirement increased from 3x to 5x base salary; (2) the CFO's holding requirement increased from 1x to 3x base salary; and (3) the directors' holding requirement increased from 4x to 5x annual board retainer. The holding requirement for other senior executives remained the same at 1x base salary.
•Long-Term Incentive Compensation Mix: In granting long-term incentive awards for fiscal 2020, the Compensation Committee determined that 75% of the grant date value should consist of time-based restricted stock unit awards ("RSUs") and 25% of the grant date value should consist of performance-based restricted stock unit awards ("PRSUs"), as opposed to the 50 / 50 mix of awards made in 2019. In making this determination, the Committee considered the significant business and market uncertainty arising from the COVID-19 pandemic, making realistic performance-based targets challenging to forecast at the time of grant, and the need to enhance the retentive value of the Company's long-term incentive awards for 2020. In 2021, the mix of long-term incentive awards will be subject to covenants under the Merger Agreement with Teledyne.
Continued Focus on Pay for Performance
We continued our strong commitment to pay for performance in 2020. Our executive compensation program is designed to limit fixed compensation and to provide an opportunity to earn incentive compensation only upon achievement of financial and operating goals approved by the Compensation Committee after a rigorous review and discussion of operating and financial plans. For our CEO and other executive officers, we seek to establish annual target total direct compensation (which includes both fixed and performance-based compensation) at or about the 50th percentile of our peer group (see below). Accordingly, because most of our executive officers' annual total direct compensation is at risk and subject to stringent performance criteria, our executive officers generally earn compensation at or above the 50th percentile of our peer group only if the Company achieves superior results. Failure to achieve our incentive metrics reduces the performance-based compensation earned, if any, which generally results in total realized compensation below the 50th percentile of our peer group. We believe this pay-for-performance philosophy incentivizes our executive officers to meet key Company short-term and long-term objectives.
Impact of 2020 Performance on Annual Incentive Compensation
Payouts under our 2020 annual incentive plan were based solely on performance against three predefined financial and operating metrics: Organic Revenue, Adjusted Operating Margin and Working Capital Turnover (see "Annual Incentive Compensation" for definitions). Our actual achievement versus target goals based on 2020 performance was:
•Organic Revenue (50% weighting): $1,928.9 million actual versus $1,925.7 million target (101.6% achievement)
•Adjusted Operating Margin (30% weighting): 22.52% actual versus 21.0% target (161.0% achievement)
•Working Capital Turnover (20% weighting): 3.10x actual versus 3.23x target (53.8% achievement)
This performance resulted in our NEOs' annual cash incentive being earned at 109.9% of target. FLIR's Organic Revenue performance was on target for 2020, as additional revenues from EST solutions largely offset the unanticipated headwinds faced by certain end markets served by our Industrial Technologies segment and administrative and timing delays experienced by our Defense Technologies segment due to COVID-19. We outperformed our operating margin target largely through disciplined cost management and successful execution on Project Be Ready, as well as favorable product mix. Our Working Capital Turnover was below target for the year, due to inventory growth to mitigate supply chain risk associated with the COVID-19 pandemic. See “AIP Award Decisions” for further discussion of the 2020 AIP award.
2018-2020 Long-Term Incentive Compensation Payouts
For the 2018-2020 performance period, payouts under our PRSUs were based on performance against two predefined financial measures: Organic Revenue compound annual growth rate ("CAGR") and Adjusted EBITDA CAGR, in each case over the three-year performance period. Our actual achievement versus target goals based on performance over the three-year period was:
•Organic Revenue CAGR (50% weighting): 2.7% actual versus 5% target (63.2% achievement)

•Adjusted EBITDA CAGR (50% weighting): 5.5% actual versus 6.5% target (88.6% achievement)
This performance resulted in our NEOs' performance-based restricted stock unit awards being earned at 75.9% of target. See “Long-Term Incentive Program — 2018-2020 Performance Restricted Stock Units” for further discussion of payouts under our 2018-2020 PRSUs.
Shareholder Outreach
In response to shareholder feedback on executive compensation during our shareholder outreach in 2018 and as part of our regular review of compensation program design to enhance business performance and align executive compensation with shareholder expectations, the Compensation Committee approved a number of significant changes to our executive compensation programs for 2018 through 2020. 2020 was our third year of a three-year strategy to focus on consistent core metrics that would increase shareholder value. These changes were responsive to shareholders and more closely aligned executive compensation with organizational changes, business strategy and implementation of The FLIR Method. The Compensation Committee generally believes that the Company's executive compensation program design remains appropriate for 2021, as we continue to drive performance while the Company's acquisition by Teledyne is pending.
Impact of 2020 Shareholder Advisory Vote on Executive Compensation Program
Our shareholders approved the Company's executive compensation program at the 2020 Annual Meeting of Shareholders with approximately 91% votes cast in favor. Based on shareholders' favorable views of our executive compensation program, as reflected in our shareholder outreach conversations and the most recent say-on-pay vote, the Compensation Committee determined that the compensation philosophy and general practices are sound and generally retained the current executive compensation program design for 2020, subject to certain modifications in light of the COVID-19 pandemic described above.
Other Key Compensation Practices
We believe we engage in best practice executive compensation policies and programs, including:
•Independent Compensation Committee. The Compensation Committee is made up of all independent directors.
•Independent Compensation Committee Advisor. The Compensation Committee engaged its own independent compensation consultant to provide advice on executive compensation matters.
•Annual Executive Compensation Review. The Compensation Committee conducts an annual review of compensation for our executive officers and a review of compensation-related risks.
•Compensation At-Risk. The executive compensation program is designed so that a significant portion of executive annual compensation is “at risk” to align the interests of our NEOs and our shareholders.
•Multiple Performance-Based Incentives and Incentive Caps. Our executive compensation program utilizes a mix of performance-based cash incentives (short-term) and time- and performance-based equity incentives (long-term) having different performance-based metrics. We also cap maximum annual performance-based cash and long-term equity incentives at 200% of the payout target and performance-based equity compensation at 200% of the payout target for the Performance Grant, as discussed below.
•Multi-Year Vesting Requirements. The performance-based equity awards granted to the executive officers vest or are earned over at least a three-year period, consistent with current market practice and our retention objectives.
•Clawback Policy. We adopted a clawback policy requiring that cash and equity incentive awards be repaid to the Company in the event of certain acts of misconduct or gross negligence.
•Stock Ownership Guidelines. We maintain stock ownership guidelines for our directors and our executive officers. Within five years of joining the Company, directors are required to hold shares of the Company’s common stock equal to or greater than five times the director’s annual board retainer. Within five years of joining the Company, senior executive officers are required to hold shares of the Company’s common stock equal to or greater than five times annual salary for the CEO, three times annual salary for the CFO and one times annual salary for other officers. In each case, the holding requirement may be satisfied by ownership of shares of common stock, unvested time-based restricted stock or RSUs, and in the money options.
•Limited Perquisites. We do not provide material perquisites nor other personal benefits to the NEOs.

•No “Golden Parachute” Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any tax liability that the NEOs might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code (the “Code”).
•Hedging and Pledging Prohibited. Employees may not hedge or pledge Company securities as collateral.
•No Repricing of Underwater Options. Our plan prohibits the repricing of stock options or other downward adjustment in the option price of previously granted stock options.
•No Stock Options Granted with an Exercise Price Less Than Fair Market Value. All stock options are granted with an exercise price at the closing price on the date of grant. No stock options were granted to our NEOs in 2020.
Corporate Governance and Decision-Making
General Philosophy
Our executive compensation program is designed to:
•Attract and retain executive officers with the skills, experience and motivation to achieve stated Company objectives;
•Provide a mix of current, short-term and long-term compensation to achieve a balance between current income and long-term incentive opportunity and promote focus on both annual and multi-year business objectives;
•Align total compensation with the performance results we seek for our shareholders, including long-term growth in revenue and profitability;
•Allow executive officers who demonstrate consistent performance over a multi-year period to earn above-average compensation when we achieve above-average long-term performance;
•Be affordable and appropriate in light of our size, strategy and anticipated performance; and
•Be straightforward and transparent in its design, so that shareholders and other interested parties can clearly understand all elements of our executive compensation programs, individually and in the aggregate.
The Compensation Committee uses these principles to determine base salaries, annual cash incentives and long-term equity incentives. The Compensation Committee also considers our business objectives, the skills and experience of the executive, competitive practices and trends and corporate considerations, including the compensation level of an executive officer relative to our other executive officers and affordability of the compensation program. The Compensation Committee further considers the results of the annual advisory “say-on-pay” vote and shareholder feedback.
Role of the Compensation Committee
The Compensation Committee has a written charter approved by the Board that specifies the Compensation Committee’s duties and responsibilities, which is available on our website at: www.flir.com/about/investor-relations. Each member of the Compensation Committee has been determined to be independent under rules and regulations issued by NASDAQ, the SEC and the Internal Revenue Service.
As specified in its charter, the Compensation Committee is responsible for all compensation for our executive officers and oversees the development and administration of our executive compensation programs, including the underlying philosophy and related policies. The Compensation Committee’s responsibilities include:
•Overseeing the administration of the Company's executive and director compensation plans;
•Recommending to the full Board, as necessary, performance goals, compensation and objectives with respect to the compensation of our CEO and other executive officers;
•Overseeing the administration of the Company's equity plans;
•Reviewing an annual risk assessment of our executive compensation programs;
•Overseeing and evaluating the performance of the CEO;
•Overseeing the administration of the Company's talent and succession management process for the executive officers; and
•Assessing our executive compensation programs annually to ensure that they are well aligned with the Company's evolving business strategy and are effective in supporting its talent needs.

Role of the Compensation Consultant
Under its charter, the Compensation Committee has the authority to engage independent advisors to assist it in carrying out its responsibilities. As in prior years, the Compensation Committee engaged Pay Governance as its independent executive compensation consultant for 2020, to support the Committee in, among other matters, its annual review our compensation strategy and programs to ensure our executive officers are rewarded appropriately for their responsibilities and contributions to our growth and profitability. Pay Governance reported directly to the Compensation Committee and did not perform any work on behalf of management. The Compensation Committee assessed the independence of Pay Governance pursuant to NASDAQ and SEC rules and concluded that its engagement did not raise any conflict of interest.
Role of Management
The CEO, with the assistance of other members of our management and human resources teams, works closely with the Compensation Committee in determining the compensation of the other executive officers. Each year, the CEO, with the assistance of our human resources team, reviews the performance of the other executive officers for the previous year, shares these evaluations with the Compensation Committee and makes recommendations for each element of compensation (i.e. base salary, annual incentive compensation, and long-term equity incentives). These recommendations generally reflect our financial results in the prior fiscal year and each executive officer’s contribution to these results and the Company generally. The Compensation Committee determines each element of the executive officers' compensation based on these recommendations and the other factors described above. The CEO, in collaboration with our CFO and other members of management, also assists the Compensation Committee in establishing performance objectives for the AIP and long-term equity incentive program.
Certain executive officers attend Compensation Committee meetings at the invitation of the Compensation Committee. No executive officer attends an executive session in which that officer’s compensation is determined.
Role of Market Data and Our Peer Group
The Compensation Committee considers market data as one several inputs when determining executive pay levels and program design. For competitive executive pay level comparisons, market data consists of peer group data and/or survey data (for positions where peer group data is unavailable) from Radford's Global Technology Survey. The Compensation Committee reviews and approves the peer group annually. While FLIR has no true direct peers, the peer group consists of companies with similar operations that require similar executive talent and experience to FLIR. Current and potential peers are evaluated based on the following criteria:
•Company type and geography: Publicly-traded and based in the U.S.
•Industry: Primary focus on companies in the aerospace & defense, communications equipment, electrical components & equipment, electronic equipment & instruments, industrial conglomerates and life sciences tools & services industries
•Size and valuation: Revenues and market cap
•Qualitative factors: Business model, key competitor (for business and/or talent), financial performance and overall industry/sector representation
The Compensation Committee, with the support and advice of Pay Governance, conducted a thorough review of our peer group for fiscal 2019, which consisted of the companies shown in the table below. The Committee considered this peer group again for fiscal 2020 and determined that no changes were necessary based on the aforementioned evaluation criteria (the "2020 Peer Group").

Fiscal 2020 Peer Group
AMETEK	Curtiss Wright Inc	MSA Safety Incorporated	TransDigm Group Inc.
Bio-Rad Laboratories	Garmin Ltd.	OSI Systems, Inc.	Trimble Inc.
Bruker Corporation	Heico Corporation	PerkinElmer, Inc.	Viavi Solutions Inc.
Carlisle Companies Inc.	Mettler-Toledo International Inc.	Roper Technologies, Inc	Waters Corporation
Cognex Corporation	Moog Inc.	Teledyne Technologies Inc.

Compensation Risk
Company management annually conducts an assessment of our compensation policies and practices, including our executive compensation programs, to evaluate the potential risks associated with these policies and practices. Management reviewed and discussed with the Compensation Committee an independent assessment conducted by Pay Governance in 2020, which concluded that our compensation programs reflect an appropriate balance of risk and reward and do not encourage excessive or unnecessary risk-taking. As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company.
In conducting this review, management considered the following attributes of our programs:
•Mix of base salary, annual incentive opportunities, and long-term equity compensation;
•Balance between annual and longer-term performance opportunities;
•Alignment of annual and long-term incentives to ensure that the awards encourage consistent behaviors and achievable performance results over the long term;
•Use of equity awards (performance-based and time-based) that vest over time and in some cases attach additional holding periods after vesting;
•Grants to senior executives of long-term equity-based compensation on an annual basis, as accumulating equity over a period of time encourages executives to take actions that promote the long-term sustainability of our business;
•Stock ownership guidelines that are reasonable and designed to align the interests of our executive officers with those of our shareholders, which discourages executive officers from focusing on short-term results without regard for longer-term consequences; and
•Compensation decisions include subjective considerations, which limit the influence of strictly formulaic factors on excessive risk taking.
In addition, the independent assessment conducted by Pay Governance noted the following key risk mitigating features of FLIR's compensation programs:
•Incentive arrangements generally emphasize compensation earned over a multi-year period, employ balanced measures with reasonable levels of upside and downside leverage, and include payout caps with the opportunity for discretionary adjustments if needed to ensure that payouts are fair.
•Incentive plan designs and changes are subject to annual review.
•Performance goals reflect operating plans that are reviewed and approved by FLIR’s Board, and performance results are subject to multiple levels of review, including by the Board.
•Both cash and equity incentive compensation are subject to FLIR's clawback policy.
The Compensation Committee also considered compensation risk implications in its deliberations on the design of our 2021 executive compensation programs with the goal of appropriately balancing short-term incentives and long-term performance.
Components of our Executive Compensation Program
Our executive compensation program consists of the following four primary components:

Compensation Component	Purpose
Base Salary	To compensate our executive officers for their day-to-day efforts based on demonstrated experience, competencies, and performance.
Annual Cash Incentives	To motivate and reward achievement of our annual strategic goals and to be paid only if we achieve such goals, consistent with our pay for performance philosophy.
Long-Term Equity Incentives	To align our executive officers’ interests with the long-term interests of our shareholders and to achieve our retention objectives through multi-year vesting requirements and performance-based vesting requirements linked to our long-term strategic goals.
Benefits (including post-employment compensation arrangements)	To retain our executive officers and reduce the degree to which the possible loss of employment might affect our executives’ willingness to take risks or enter into strategic relationships and transactions that, while potentially beneficial to our shareholders, might result in the termination of the executive’s employment.

We believe that each individual component is useful in achieving one or more of the objectives of our executive compensation program and that together, these components are effective in achieving our overall objectives, including attracting and retaining talented executives in a highly competitive market, while retaining flexibility to tailor compensation based on individual circumstances and to emphasize pay for performance.
Compensation Setting and Elements of Compensation
At the beginning of 2020, the Compensation Committee evaluated the annual target total direct compensation (annual base salary, annual cash incentives and long-term equity incentives) for each of our executive officers, including our NEOs, who was employed with us at the time. In determining our executives' target annual total direct compensation, the Compensation Committee considered, among other factors, each element of compensation, the compensation package as a whole and compensation levels at our peer companies for comparable positions, as well as the impact of our financial performance on executive compensation. The Compensation Committee generally targeted the 50th percentile of our 2020 Peer Group for each component of each executive’s target annual total direct compensation. However, the Compensation Committee may set any element of an NEO’s compensation outside the applicable target range based on such factors as it deems appropriate, including the NEO's experience and responsibilities, individual performance, expected future contribution, and overall mix of base salary and short-term and long-term incentives, as well as internal pay equity and retention considerations.
Base Salary
We provide base salary to compensate our executive officers, including our NEOs, for their day-to-day efforts based on demonstrated experience, competencies and performance. In the first quarter of 2020, the Compensation Committee evaluated the base salaries of our NEOs based on peer group market data provided by Pay Governance (targeting the 50th percentile), our CEO's recommendations (except with respect to his own salary), and the various objectives of our compensation programs. In light of this review, the Committee determined not to make any changes to our NEOs' base salaries for 2020.
The chart below summarizes our NEOs' 2020 base salaries:

NEO	2020 Salary
James J. Cannon	$920,000
Carol P. Lowe	667,900
Sonia Galindo	450,000
Paula Cooney	410,000	(1)
Jeffrey D. Frank	357,600	(2)
(1) Ms. Cooney joined the Company in April 2020. The actual prorated amount of base salary earned in 2020 was $291,731.
(2) Mr. Frank departed the Company in August 2020. The actual amount of base salary paid in 2020 was $270,951.
The salaries actually paid to the NEOs in 2020 are set forth in the “Summary Compensation Table,” under “Compensation of Named Executive Officers.”
Annual Incentive Compensation
We provide our NEOs with an opportunity to earn performance-based cash incentives under the annual incentive plan (AIP), which covers all employees who are not eligible for sales incentives or profit sharing. Under the 2020 AIP, participants earn cash incentives based on the Company's achievement relative to predetermined financial objectives that support our strategic goals. We believe the program incentivizes management to drive strong operating performance, invest in innovation to drive future growth, and create shareholder value.
Target Cash Incentive Opportunities
Target cash incentive opportunities for our executive officers, including our NEOs, are expressed as a percentage of base salary. In the first quarter of 2020, the Compensation Committee reviewed each NEO's target cash incentive opportunity, taking into consideration peer group market data provided by Pay Governance, our CEO's recommendations (except with respect to his own incentive opportunity), and the various objectives of our compensation programs. In light of this review, the Compensation Committee determined not to increase the NEOs' target cash incentive opportunities for 2020. The Committee believes each NEO's incentive opportunity is established at a level that, when considered with his or her base salary, is market competitive and provides appropriate motivational and retention incentives to drive the Company's financial objectives.
The NEOs' 2020 target cash incentive opportunities and actual payments received are summarized below:

NEO	Percent of Base Salary	AIP Target	AIP Actual
James J. Cannon	110%	$1,012,000	$1,112,188
Carol P. Lowe	85%	567,715	623,919
Sonia Galindo	65%	292,500	321,458
Paula Cooney	60%	246,000	199,247	(1)
Jeffrey D. Frank	60%	214,560	—	(2)
(1) Ms. Cooney joined the Company in April 2020. Actual payment shown above reflects proration for her actual period of service during 2020.
(2) Mr. Frank departed the Company in August 2020 and therefore was not entitled to a payment under the 2020 AIP.
The amounts paid to the NEOs under the 2020 AIP are also set forth in the “Summary Compensation Table,” under “Compensation of Named Executive Officers.”
The Compensation Committee, with input from management, approved the following performance metrics and relative weightings under the 2020 AIP applicable to our executive officers, including our NEOs: Organic Revenue (50%), Adjusted Operating Margin (30%) and Working Capital Turnover (20%) (each as defined below). We believe these performance metrics incentivized our executive officers, including the NEOs, to achieve the financial, business, and strategic objectives reflected in our 2020 operating plan and were appropriately linked to the interests of our shareholders. To enhance the connection between executive compensation and benefit to shareholders from stock price appreciation, growth in Organic Revenue was weighted most heavily. Operational efficiency metrics — Adjusted Operating Margin and Working Capital Turnover — were also included to promote long-term operational profitability improvement and accelerated cash flow generation for shareholders.
AIP Formula

Performance Metric	Description of Performance Metric
Organic Revenue
Organic Revenue means the Company’s total revenue as determined under GAAP and reported in the Company’s audited financial statements, excluding (1) the impact of current year acquisitions with purchase prices exceeding $15 million, (2) divestitures and (3) the translation impact of foreign currency rate changes. Revenue attributable to businesses acquired for less than $15 million is included in Organic Revenue if the aggregate revenue contribution of all such businesses is less than $10 million. Organic Revenue is a non-GAAP financial measure. The 2020 Organic Revenue target was $1,925.7 million, representing a 3.0% increase compared to the Company’s GAAP revenue for 2019. The threshold for any payment with respect to this metric was $1,733 million, with the maximum payout earned upon achievement of $2,118 million or more.

Adjusted Operating Margin	Adjusted Operating Margin means the Company's operating margin as determined under GAAP, adjusted for (1) discrete items excluded from the Company's externally reported non-GAAP results, (2) the impact of current year acquisitions with purchase prices exceeding $15 million, (3) divestitures, and (4) the translation impact of foreign currency rate changes. The impact of businesses acquired for less than $15 million is reflected in Adjusted Operating Margin if the aggregate revenue contribution of all such businesses is less than $10 million. Adjusted Operating Margin is a non-GAAP financial measure. The 2020 Adjusted Operating Margin target was 21%. The threshold for any payment with respect to this metric was 18.5%, with the maximum payout earned upon achievement of 23.5% or more.
Working Capital Turnover	Working Capital Turnover is calculated as revenue divided by the trailing five-quarter average of the Company’s net working capital balances comprised of accounts receivable, inventories, demonstration assets, and accounts payable, excluding the impact of current year acquisitions and dispositions and the translation impact of foreign currency rate changes. The 2020 Working Capital Turnover target was 3.23x. The threshold for any payment with respect to this metric was 2.94x, with the maximum payout earned upon achievement of 3.62x or better.
The table below sets forth the threshold, target, and maximum levels of performance for each financial metric, as well as the multiplier applicable to the relevant portion of each executive's total cash incentive depending on achievement against such metric. Payouts between threshold and maximum are determined based on straight-line interpolation.
2020 Annual Incentive Plan Matrix

	Weighting	Threshold 0% Funding	Target 100% Funding	Maximum 200% Funding (1)
Organic Revenue	50%	$1,733 million or less	$1,925.7 million	$2,118 million or greater
Adjusted Operating Margin	30%	18.5% or less	21.0%	23.5% or greater
Working Capital Turnover	20%	2.94x or less	3.23x	3.62x or more
(1) The multiplier for determining the maximum payout for Organic Revenue performance is capped at 150% in the event that Adjusted Operating Margin falls below the 21.0% target.
AIP Award Decisions

In February 2021, the Compensation Committee assessed the Company's performance relative to the 2020 AIP performance metrics described above and, based on such evaluation, made the following determinations:
•Organic Revenue: 2020 Organic Revenue was $1,928.9 million, representing 101.6% achievement relative to the 2020 Organic Revenue target.
•Adjusted Operating Margin: 2020 Adjusted Operating Margin was 22.52%, 112 basis points over the 2020 Adjusted Operating Margin target, representing achievement of 161.0% relative to such target.
•Working Capital Turnover: Working Capital Turnover was 3.10x in 2020, or 0.13x under the 2020 Working Capital Turnover target, representing achievement of 53.8% relative to such target.
The table below illustrates the formula for measuring achievement against each metric and our actual achievement under the AIP.
2020 Annual Incentive Plan Payouts

	Weighting	Achievement	Funding Percentage Achieved	Weighted Payout
Organic Revenue	50%	$1,928.9 million	101.6%	50.8%
Adjusted Operating Margin	30%	22.5%	161.0%	48.3%
Working Capital Turnover	20%	3.10x	53.8%	10.8%
AIP Payout as a Percent of Target				109.9%
Long-Term Incentive Program
We use long-term incentives to motivate management to build long-term growth in our business, thereby linking the interests of management and our shareholders. Equity awards are an integral part of our executive compensation program and are the largest component of each executive officer’s annual total direct compensation. The Compensation Committee generally grants annual equity awards following our Annual Meeting of Shareholders. However, due to the significant uncertainty and business disruption associated with the COVID-19 pandemic, the Committee postponed the grants of the 2020 performance-based awards to August 2020.
Structure of 2020 Long-Term Equity Incentive Program
The Compensation Committee supports a long-term compensation program consisting of (1) time-based equity awards that vest annually over a multi-year period and (2) performance-based equity awards that cliff vest only upon Company achievement of predetermined financial results at the end of a multi-year performance period. For 2020, the long-term equity incentive program for our NEOs consisted of:
(1)Time-based RSUs weighted 75% that generally vest annually over three years; and
(2)PRSUs weighted 25% at target, of which 50% vest based on Adjusted EBITDA growth and 50% vest based on Organic Revenue growth, in each case over a three-year performance period.
The Compensation Committee believes that granting a mix of time-based and performance-based full-value awards that vest over multi-year periods is important to remain competitive with our peer group and other comparable high-growth technology companies with which we compete for top talent, most of which offer full-value awards as a central, or in some cases, exclusive piece of their executive equity compensation programs. For 2020, the Compensation Committee decided to weight time-based RSUs at 75% and PRSUs at 25% of the total grant date value of the awards (as opposed to the 50/50 mix of awards made in 2019). The decision to increase the relative portion of time-based RSUs was driven by the significant business and market uncertainty arising from the COVID-19 pandemic, making realistic performance-based targets challenging to forecast at the time of grant, and the need to enhance the retentive value of the Company's 2020 long-term incentive awards. In 2021, the mix of such awards will be governed by covenants under our Merger Agreement with Teledyne.
Notwithstanding the shift in mix, performance-based equity awards remained an integral component of our long-term equity incentive program in 2020. Consistent with our compensation philosophy, the Compensation Committee believes performance-based equity awards promote alignment of the interests of our shareholders and our executive officers, because the compensation each officer ultimately realizes from the award depends on the officer’s ability to contribute to the successful execution of the Company's long-term financial objectives. Further, achievement of those objectives ultimately should enhance the actual value of the shares earned under the award. The Committee believes this design is consistent with market practice and our pay-for-performance compensation philosophy and remains responsive to feedback solicited by the Committee from key shareholders.

Size of 2020 Long-Term Equity Incentives
In determining the size of each NEO's 2020 long-term equity incentive, the Compensation Committee considered peer group market data provided by Pay Governance (generally targeting the 50th percentile of the 2020 Peer Group), as well as our CEO's recommendations (except with respect to his own long-term incentive) and our compensation program objectives.
The values of the annual long-term equity incentive awards granted to the NEOs for 2020 were:

NEO	Target
James J. Cannon	$3,850,000
Carol P. Lowe	1,750,000
Sonia Galindo	800,000
Paula M. Cooney	675,000	(1)
Jeffrey D. Frank	550,000
(1) Amount determined in accordance with Ms. Cooney's new hire offer letter. In addition, in connection with her hiring, Ms. Cooney was granted a one-time award of time-based RSUs in April 2020 with a target grant date value of $450,000.
PRSUs. Consistent with 2019, the PRSUs consist of two components: (1) 50% vest based on our Adjusted EBITDA CAGR over the applicable performance period and (2) 50% vest based on our Organic Revenue CAGR over the performance period. The performance period is the three-year period beginning January 1, 2020 and ending on December 31, 2022. For this purpose, growth is calculated based on achievement of an increase in the applicable performance metric at a CAGR over the three-year performance period. We believe that these performance metrics incentivize management to drive both top-line and bottom-line sustainable, long-term growth in the business and, based shareholder feedback, that a three-year performance period (without payment for partial performance periods) provides appropriate long-term incentives.
Performance Formula. After the three-year performance period, the number of shares earned under each PRSU award is determined based on the Company's Adjusted EBITDA CAGR and Organic Revenue CAGR for the performance period. The number of shares equals: (1) the target number of shares subject to the Adjusted EBITDA component of the award multiplied by the payout percentage corresponding to the Company's Adjusted EBITDA CAGR achievement plus (2) the target number of shares subject to the Organic Revenue component of the award multiplied by the payout percentage corresponding to the Company's Organic Revenue CAGR achievement.
Performance Metrics. For this purpose, “Adjusted EBITDA” and “Organic Revenue” are defined as follows:
(1)“Adjusted EBITDA” means our net earnings, as determined under GAAP, adjusted for (1) discrete items excluded from the Company's externally reported non-GAAP results, (2) interest expense and income, (3) income tax expense, (4) depreciation expense, (5) amortization of intangibles, (6) the impact of acquisitions with purchase prices exceeding $15 million, (7) divestitures, and (8) the translation impact of foreign currency rate changes. Adjusted EBITDA attributable to businesses divested during the performance period is excluded for all purposes. Adjusted EBITDA attributable to businesses acquired for less than $15 million during the performance period is included in the base year and each year during the performance period, so long as the aggregate revenue contribution of all such businesses is less than $10 million in the year acquired.
(2)“Organic Revenue” means total revenue, as determined under GAAP and reported in our audited financial statements, excluding (1) the impact of acquisitions with purchase prices exceeding $15 million, (2) divestitures, and (3) the translation impact of foreign currency rates changes. Revenue attributed to businesses we divest during the performance period is excluded for all purposes. Revenue attributable to businesses acquired for less than $15 million during the performance period is included in the base year and each year during the performance period, so long as the aggregate revenue contribution of all such businesses is less than $10 million in the year acquired.
The chart below describes the formula for determining the number of shares that may vest at various levels of performance.

Achievement Level	Adjusted EBITDA CAGR (weighted 50%)	Organic Revenue CAGR (weighted 50%)	Payout
Below Threshold	Less than 3.40%	Less than 1.65%	0%
Threshold	3.40%	1.65%	60%
Target	6.80%	3.30%	100%
Maximum	10.20% or above	4.95% or above	200%

Annual Adjusted EBITDA and Organic Revenue performance for 2022 will be compared against the baseline levels established by 2019 performance for purposes of calculating the CAGR for each metric over the performance period. Except in the case of a corporate transaction, CAGR achievement during any interim period will not result in any shares becoming eligible to vest. For achievement between the performance levels in the table above, the payout percentage will be calculated by a linear interpolation between (1) the two identified CAGR achievement levels represented as a percentage of the CAGR target and (2) the two payout percentages set forth in the applicable “Payout” column that correspond to the two identified CAGR achievement levels. All calculations of CAGR and the relevant “Payout” percentages will be rounded to the nearest 0.01% with the final result rounded to the nearest 0.1% for determination of achievement.
If our acquisition by Teledyne is completed, then, subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, each PRSU award granted prior to the effective time will automatically vest and be cancelled and converted into the right to receive $56.00 per share of FLIR common stock subject to such award. The number of shares of FLIR common stock underlying each such PRSU award will equal the greater of (i) the target number of shares set forth in the award agreement for such award and (ii) the number of shares that would be achieved based on the actual achievement of the applicable performance goals if the applicable performance period ended on the last day of FLIR’s calendar quarter immediately preceding the first public announcement of the transactions contemplated by the Merger Agreement.
Additional Restrictions for Performance Awards
Vesting Restrictions. In addition to the performance criteria described above, grantees generally must remain in continuous service as an employee or consultant of the Company or its subsidiaries through the third anniversary of the grant date to vest in the achieved portion(s) of the PRSUs. However, in the case of death or “qualifying disability,” a grantee (or his or her successors, as applicable) will vest in the same portion of the applicable PRSUs that would have vested had such grantee remained an employee or consultant through the third anniversary of the grant date. Grantees whose service terminates prior to such date due to “retirement” will vest in the portion of the applicable PRSUs earned based on achievement of the performance metrics during the performance period, but prorated to reflect the number of days that the grantee remained in service.
•“Qualifying Disability” means a total and permanent disability as defined in Section 22(e)(3) of the Code, which we determine is expected to prevent you from thereafter engaging in any gainful employment.
•“Retirement” means a voluntary termination of employment and consultancy by the grantee if the grantee is, on the effective date of such termination, at least 60 years of age and has worked for us or one of our subsidiaries for the preceding 5 years.
Additional vesting rules apply in the event of a corporate transaction. As described above, if a corporate transaction occurs before the end of the applicable three-year performance period, each PRSU grant will vest as to the greater of: (1) the target shares subject to such grant; and (2) the number of shares that would be achieved if the performance period ended on the last day of our fiscal quarter immediately preceding the first public announcement of the corporate transaction as if such day were the last day of the performance period for purposes of determining the number of achieved shares under the “Performance Formula” section above.
2018-2020 Performance Restricted Stock Units: In 2018, the Company granted PRSUs to select employees, including Mr. Cannon, Ms. Lowe and Mr. Frank. These PRSUs vested based on achievement of predefined Organic Revenue CAGR and Adjusted EBITDA CAGR goals (adjusted for mergers and acquisitions) over the three-year performance period (2018-2020). For purposes of these awards, the definitions of "Organic Revenue” and "Adjusted EBITDA" were consistent with the definitions set forth above under "Long-Term Incentive Program means — Performance Metrics," except that no exception was provided for acquisitions with purchase prices under $15 million. The performance result was calculated after the end of the performance period (December 31, 2020) as summarized below.

	Target	Actual
Organic Revenue CAGR	5.0%	2.7% (63.2% of target)
Adjusted EBITDA CAGR	6.5%	5.5% (88.6% of target)
As a result of the foregoing, Mr. Cannon, Ms. Lowe and Mr. Frank earned 75.9% (on a blended basis) of the target number of shares subject to their respective 2018-2020 PRSU awards, as summarized below.

Name	Target	Actual
James J. Cannon (1)	75,324	57,170
Carol P. Lowe	16,651	12,638
Jeffrey D. Frank (2)	4,635	3,517

(1) The PRSUs granted to Mr. Cannon in 2018 included, in addition his regular annual LTIP award, a one-time leadership PRSU grant with a 38,692 target number of shares. The award is subject to a further vesting requirement of continued employment through the fourth anniversary of the grant date (April 27, 2022) for 50% of the shares earned and through the fifth anniversary of the grant date (April 27, 2023) for the remaining 50% of the shares earned.
(2) The shares in which Mr. Frank vested under his 2018-2020 PRSU award were prorated to reflect his departure from the Company in August 2020, as such departure qualifying as a retirement under the terms of the award.
Perquisites and Other Benefits
We generally minimize the value and number of perquisites provided to our executive officers, including our NEOs, to make our overall compensation program simpler, easier to understand, and more transparent to shareholders. The primary perquisite for our NEOs is an automobile allowance of $1,500 per month. We also agreed to reimburse our CFO for relocation-related expenses as a result of her required relocation to a Company location.
In addition, our NEOs have supplemental life insurance benefits beyond those provided to other United States-based employees. Our standard life insurance benefit equals two times an employee’s annual salary up to a maximum benefit of $500,000. The NEOs' supplemental life insurance benefit provides three times the NEO’s salary, up to a maximum benefit of $1,200,000. The values of all perquisites for our NEOs are presented in the "2020 All Other Compensation Table" below.
Our executive officers, including our NEOs, are also eligible to participate in our other benefit plans on the same terms as other employees. These plans include health plans, disability plans, retirement plans and an employee stock purchase plan.
Non-Qualified Deferred Compensation Plans
We have a non-qualified deferred compensation (“NQDC”) plan and a stock deferral plan. Participation by our employees, including our NEOs, is optional. The NQDC plan provides an additional pre-tax savings vehicle for our more highly compensated United States-based employees whose retirement savings opportunity is limited under our 401(k) plan. The stock deferral plan allows eligible employees to defer the receipt of vested RSUs. The NQDC plan does not allow for Company contributions to be made to the plan on behalf of any employee, including the NEOs.
Offer Letter with Ms. Cooney
The Company entered into an Offer Letter with Ms. Cooney, dated as of February 28, 2020, the provisions of which were negotiated in connection with her hiring as our Senior Vice President and Chief Human Resources Officer. Please see "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" for additional information about the Offer Letter.
Post-Termination Compensation
Severance Agreements
Our Executive Severance Benefit Plan covers our executive officers, other than the CEO and CFO (whose employment agreements include separate severance provisions), and certain other key employees. We believe our severance arrangements (1) secure the continued dedication of these employees to their work, notwithstanding the possibility of a termination of employment by us, (2) provide an incentive for such employees to continue their employment with us and (3) provide terms of protection consistent with current market practice.
The Executive Severance Benefit Plan provides for severance payments and benefits upon certain qualifying terminations of employment and the participant’s compliance with certain requirements, including entry into a release of claims in favor of the Company. The plan's term expires on October 2022, followed by automatic renewals for successive one-year terms unless the Company provides written notice of non-renewal to participants at least six months in advance of the expiration of the then-current term.
Change of Control Agreements
Our Change in Control Severance Benefit Plan covers our executive officers, other than the CEO (who has a separate Change of Control Agreement with us), and certain other key employees. We consider it essential to maintain a dedicated and talented management team, especially in the event of a potential change in control of the Company. We believe our executive change of control arrangements advance the best interests of the Company and our shareholders by providing security to key members of management if a potential change of control were to arise, reducing the possibility of their distraction or departure and encouraging their continued attention and dedication to their assigned duties. We believe that the severance payments and benefits provided under the plan are competitive relative to the protections provided to similarly situated employees at companies with which we compete for top talent.
The terms and amounts payable under the above-described severance and change of control arrangements are further described under "Potential Payments upon Termination or Change of Control" below.

Clawback Policy
The Company's clawback policy requires any current or former officer of the Company subject to Section 16 of the Exchange Act to repay certain cash-based and equity-based incentive compensation if the Compensation Committee finds that such officer’s material dishonesty, intentional misconduct or fraud caused or partially caused the Company to materially restate its financial statements. To further mitigate any risk associated with our compensation programs and as a positive governance practice, the Compensation Committee adopted amendments to the policy in 2020. Among other matters, the amendments strengthened the policy by permitting the recovery of equity-based incentive compensation, rather than limiting its coverage to cash incentive awards.
Insider Trading and Hedging Policy
The Company’s insider trading policy prohibits the Company's executive officers and directors from pledging Company securities or engaging in hedging transactions with respect to our securities. The Company prohibits all employees (including officers) and directors of the Company, as well as their designees, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of Company equity securities, unless such a transaction is approved in advance by the Legal Department and made in compliance with the Company's insider trading policy.
Impact of Tax on Compensation Decisions
As a general matter, the Compensation Committee considers the tax implications of the compensation vehicles employed by the Company, but it is not a determining factor in the Committee’s compensation decisions.
Deductibility of Executive Compensation
The Compensation Committee generally considers the tax deductibility of compensation as a factor in making compensation decisions, while retaining the flexibility to provide compensation consistent with the goals of our executive compensation program even if not fully tax deductible.
Before 2018, the Compensation Committee awarded certain compensation, such as annual cash incentives and PRSUs, intended to be “performance-based” and therefore fully tax-deductible by us under Section 162(m) of the Internal Revenue Code. After adoption of the 2017 Tax Reform Act, we may deduct under Section 162(m) only up to $1 million in any one year for compensation paid to certain current and former officers, except that “performance-based” compensation payable pursuant to a “written binding contract” made before November 2, 2017 and not subsequently modified may be excluded from the $1 million limit (i.e. it is "grandfathered"). Notwithstanding the change in the tax laws brought about by the 2017 Tax Reform Act, which generally eliminated the exclusion of performance-based compensation from the deduction limit, the Company expects to continue to place significant emphasis on pay for performance in the design of its executive compensation programs as a matter of sound corporate governance.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC Topic 718”) in connection with the financial reporting of our stock options and other stock-based awards. Please refer to Note 1 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information. When determining the types and amounts of equity compensation granted to the NEOs, the Compensation Committee considers the advantages and disadvantages of various equity vehicles. As part of this consideration, the Compensation Committee takes into account the overall program cost, which includes the associated compensation expense for financial reporting purposes.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a present or former officer or employee of the Company. In addition, during fiscal year 2020, no executive officer of the Company had served on the compensation committee or any similar committee of any other entity or served as a director for any other entity whose executive officers served on the Company's Compensation Committee.
COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the Compensation Discussion and Analysis with our management and, based on our review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

THE COMPENSATION COMMITTEE
Catherine A. Halligan, Chair
William W. Crouch
Angus L. Macdonald
Cathy A. Stauffer
Michael T. Smith

Compensation of Named Executive Officers
2020 Summary Compensation Table
The following table summarizes compensation for our CEO, CFO and our other NEOs for the years ended December 31, 2020, 2019 and 2018 to the extent required under the SEC executive compensation disclosure rules.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
James J. Cannon President and Chief Executive Officer	2020	$920,000	$—		$3,895,217	$1,112,188	$71,627	$5,999,032
	2019	906,539	—		3,849,929	597,080	506,693	5,860,241
	2018	850,000	—		5,849,988	1,119,600	140,258	7,959,846

Carol P. Lowe Executive Vice President, and Chief Financial Officer	2020	667,900	—		1,770,549	623,919	74,509	3,136,877
	2019	664,458	—		1,749,968	334,952	98,140	2,847,518
	2018	650,000	2,500,000	(4)	1,750,018	661,600	21,174	5,582,792

Sonia Galindo Senior Vice President, General Counsel, Secretary, and Chief Ethics & Compliance Officer	2020	450,000	—		809,352	321,458	39,630	1,620,440
	2019	199,038	200,000	(5)	2,209,974	80,377	17,180	2,706,569

Paula M. Cooney Chief Human Resources Officer	2020	291,731	200,000	(6)	1,138,573	199,247	29,247	1,858,798

Jeffrey D. Frank Former Senior Vice President, Global Product Strategy (7)	2020	270,951	—		554,274	—	30,746	855,971
	2019	390,138	—		549,954	126,590	33,171	1,099,853
	2018	346,569	—		549,992	250,000	35,048	1,181,609
(1) Represents the aggregate grant date fair value for time-based RSUs and PRSUs, as applicable, granted in 2020, 2019 and 2018. The amounts reported in this column are calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). For additional information regarding the calculation of the grant date fair value of the awards, see Note 1 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
For the PRSUs granted in 2020, assuming that each NEO achieves the highest level of performance under the 2020 program, the values related to these awards in the 2020 Grants of Plan Based Awards Table would double to $1,942,197, $882,848, $403,505, and $340,420 for Mr. Cannon and Mses. Lowe, Galindo and Cooney, respectively, and increase the amounts in the 2020 Summary Compensation Table accordingly.
In connection with his departure from the Company in August 2020, Mr. Frank vested in a prorated portion of his outstanding PRSU awards, as his departure constituted a "retirement" under the terms of the applicable awards.
(2) Represents amounts earned under our AIP with respect to the specified year. The 2020 AIP and performance metrics are described in the Compensation Discussion and Analysis under “Annual Incentive Compensation.” Due to his departure from the Company in August 2020, Mr. Frank was not entitled to a payout under the 2020 AIP.
(3) Represents (1) actual cash expenses incurred by the Company and includes car allowances, Company matching contributions under our 401(k) plan, group life insurance premiums, and other personal benefits and (2) the dollar value of dividend equivalent units accrued on restricted stock units. Details are described in the All Other Compensation Table shown below.
(4) Ms. Lowe joined the Company on November 27, 2017 as the Company’s Chief Financial Officer. Her $2,500,000 bonus amount for 2018 represents a one-time cash payment to compensate her for loss of unvested stock options scheduled to vest over the short-term and other incentives forfeited because of her leaving her former employer.
(5) Ms. Galindo joined the Company on July 15, 2019. Her $200,000 bonus amount represents a one-time cash payment to compensate her for loss of cash bonus and unvested equity awards forfeited because of her leaving her former employer.
(6) Ms. Cooney joined the Company on April 6, 2020. Her $200,000 bonus amount represents a one-time cash payment to compensate her for loss of cash bonus and unvested equity awards forfeited because of her leaving her former employer.
(7) Mr. Frank ceased to be an executive officer and departed from the Company in August 2020.
2020 All Other Compensation Table
The following table presents the components of the amounts shown for 2020 in the “All Other Compensation” column of the 2020 Summary Compensation Table.

Name	Car Allowance ($)	Company Contributions under 401(k) Plan ($)	Group Life Insurance Premiums ($)	Other Personal Benefits ($)	Value of Dividend Equivalent Units ($)(1)	Total ($)
James J. Cannon	$18,000	$9,750	$2,070	$—	$41,807	$71,627
Carol P. Lowe(2)	18,000	9,750	5,934	21,780	19,045	74,509
Sonia Galindo	18,000	9,750	3,174	—	8,706	39,630
Paula M. Cooney	13,154	—	2,199	—	13,894	29,247
Jeffrey D. Frank(3)	11,769	9,750	5,298	—	3,929	30,746
(1) The value of dividend equivalent units are based on the fair market value on the dividend payable date multiplied by the quantity of dividend shares accumulated by the reporting person.
(2) Ms. Lowe received reimbursement for relocation-related expenses as a result of her required relocation to a Company location.
(3) Mr. Frank ceased to be an executive officer and departed from the Company in August 2020. He did not receive any severance benefits but vested in a prorated portion of his outstanding PRSU awards, as his departure constituted a "retirement" under the terms of the applicable awards.
2020 Grants of Plan-Based Awards
The following Grants of Plan-Based Awards table provides information regarding non-equity incentive plan awards and equity-based awards granted to our NEOs during the year ended December 31, 2020. The equity-based awards were granted under the FLIR Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”), while the non-equity incentive plan awards (the 2020 AIP) were granted under the FLIR Systems, Inc. 2012 Executive Bonus Plan.

				Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards (5)			All Other Stock Awards; Number of Shares of Stock or Units (5) (#)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James J. Cannon	n/a		2/21/20	$—	$1,012,000	$2,024,000	—	—	—	—	$—
	4/30/20	(3)	4/30/20	—	—	—	—	—	—	66,532	2,887,489
	8/4/20	(4)	8/4/20	—	—	—	13,585	22,641	45,282	—	962,469

Carol P. Lowe	n/a		2/20/20	—	567,715	1,135,430	—	—	—	—	—
	4/30/20	(3)	4/29/20	—	—	—	—	—	—	30,241	1,312,459
	8/4/20	(4)	8/3/20	—	—	—	6,175	10,291	20,582	—	437,470

Sonia Galindo	n/a		2/20/20	—	292,500	585,000	—	—	—	—	—
	4/30/20	(3)	4/29/20	—	—	—	—	—	—	13,824	599,962
	8/4/20	(4)	8/3/20	—	—	—	2,822	4,704	9,408	—	199,967

Paula M. Cooney	n/a		2/28/20	—	246,000	492,000	—	—	—	—	—
	4/6/20	(2)	4/5/20	—	—	—	—	—	—	12,824	449,994
	4/30/20	(3)	4/29/20	—	—	—	—	—	—	11,664	506,218
	8/4/20	(4)	8/3/20	—	—	—	2,381	3,969	7,938	—	168,722

Jeffrey D. Frank	n/a		2/20/20	—	214,560	429,120	—	—	—	—	—
	4/30/20	(3)	4/29/20	—	—	—	—	—	—	9,504	412,474
	8/4/20	(4)	8/3/20	—	—	—	1,940	3,234	6,468	—	137,477
(1) The Board approved the CEO's 2020 AIP target on February 21, 2020 based upon the Compensation Committee's recommendation. The Compensation Committee approved the other NEOs' 2020 AIP targets on February 20, 2020, except for Ms. Cooney's target which is set forth in her Offer Letter dated February 28, 2020. Payouts can range from 0-200% depending on performance. See the "Annual Incentive Compensation" section of Compensation Discussion and Analysis for details on the AIP.
(2) The Compensation Committee approved the time-based RSU grant on April 5, 2020. The time-based RSU grant was issued on April 6, 2020. This time-based RSU grant will vest over a three-year period, in three equal installments on April 6, 2021, 2022 and 2023. In accordance with FASB ASC Topic 718, the grant date fair value of these awards was determined based on the closing price of our common stock on the grant date $35.09.
(3) The Board approved the CEO's 2020 time-based RSU award on April 30, 2020 based on the Compensation Committee's recommendation, and the Compensation Committee approved the time-based RSU awards for the other NEOs on April 29, 2020. The grants vest over a three-year period, in three equal installments on April 30, 2021, 2022 and 2023. In accordance with FASB ASC Topic 718, the grant date fair value of these awards was determined based on the closing price of our common stock on the grant date $43.40. Mr. Frank forfeited his time-based RSU award in connection with his departure from the Company in August 2020.

(4) The Board approved the CEO's PRSU award on August 4, 2020 based upon the Compensation Committee's recommendation, and the Compensation Committee approved the PRSU awards for the other NEOs on August 3, 2020. The awards vest on April 30, 2023 based 50% on the Company’s Organic Revenue CAGR and 50% on its Adjusted EBITDA CAGR from January 1, 2020 through December 31, 2022. See the “Long-Term Incentive Program” section of the Compensation Discussion and Analysis for more information about these metrics and the other terms of the awards. The grant date fair value of $42.51 per PRSU was calculated in accordance with FASB ASC Topic 718 based on the probable satisfaction of the performance conditions, as described in Note 1 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Mr. Frank vested in a prorated portion of his PRSU award in connection with his departure from the Company in August 2020.
(5) The amounts reported in this column reflect the number of shares subject to each award as of the grant date, and therefore do not reflect any dividend equivalent units accrued on such awards thereafter. The number of shares subject to such accrued dividend equivalent units is reported in the Outstanding Equity Awards at Fiscal Year End 2020 Table, and the dollar value of such dividend equivalent units is under "All Other Compensation" in the Summary Compensation Table.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
James J. Cannon
Mr. Cannon's Amended and Restated Employment Agreement with the Company, dated as of April 24, 2018, sets forth his base salary as CEO, his annual incentive target under the AIP (110% of base salary) and his eligibility to participate in the Company's long-term incentive program, a monthly car allowance of $1,500 and a right to reimbursement for relocation costs, among other terms. The agreement also includes provisions regarding various termination scenarios, which are described below under “Post-Termination Compensation.” The term of the agreement ends on April 24, 2022 and may be renewed by mutual agreement of the Company and Mr. Cannon.
Mr. Cannon is also party to a Change of Control Agreement with the Company dated June 19, 2017 as described below under “Post-Termination Compensation.”
Carol P. Lowe
Ms. Lowe's Offer Letter with the Company, dated as of October 16, 2017, establishes her minimum base salary as CFO, her annual incentive target under the AIP (85% of base salary), the initial target grant date value for her annual long-term incentive awards ($1,500,000), a monthly car allowance of $1,500 and a right to reimbursement for relocation costs, among other terms. The letter also includes provisions regarding various termination scenarios, and Ms. Lowe also participates in our Change in Control Severance Benefit Plan, in each case as described under “Post-Termination Compensation.”
Sonia Galindo
Ms. Galindo's Offer Letter with the Company, dated as of July 15, 2019, establishes her initial base salary, her annual incentive target under the AIP (65% of base salary), the initial target grant date value for her annual long-term incentive awards (150% of base salary), and a monthly car allowance of $1,500, among other terms. Ms. Galindo also participates in our Change in Control Severance Benefit Plan and Executive Severance Benefit Plan was described below under “Post-Termination Compensation.”
Paula M. Cooney
Ms. Cooney's Offer Letter with the Company, dated as of February 28, 2020, establishes her initial base salary, her annual incentive target under the AIP (60% of base salary), the initial target grant date value for her annual long-term incentive awards ($675,000), and a monthly car allowance of $1,500 and a right to reimbursement for relocation costs, among other terms. The letter also provides for a one-time signing bonus of $200,000 and a one-time equity award with a grant date value of $450,000, consisting of time-based RSUs vesting in three equal installments over the three year period following the grant date. Ms. Cooney also participates in our Change in Control Severance Benefit Plan and Executive Severance Benefit Plan was described below under “Post-Termination Compensation.”
Jeffrey D. Frank
Mr. Frank had no employment agreement with the Company. Mr. Frank received an annual incentive and long-term awards under our approved plans (i.e. AIP and long-term incentive program). Mr. Frank had an AIP target of 60% of his base salary and participated in our Change in Control Severance Benefit Plan and Executive Severance Benefit Plan, which are described under "Compensation Discussion and Analysis" and “Post-Termination Compensation."
Outstanding Equity Awards at Fiscal Year-End 2020

The following Outstanding Equity Awards at Fiscal Year-End 2020 table summarizes the equity awards we have made to our NEOs, which were outstanding as of December 31, 2020.

	Option Awards						Stock Awards (16)
										Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
James J. Cannon	59,372	—	(2)	—	$35.17	6/26/27
							20,491	(3)	$898,121
							12,073	(4)	529,160
							25,564	(5)	1,120,470
							67,376	(6)	2,953,090
										36,632	(7)	$1,605,581
										38,692	(8)	1,695,870
										38,841	(9)	1,702,401
										22,844	(10)	1,001,253

Carol P. Lowe	—						5,488	(4)	240,539
							11,620	(5)	509,305
							30,625	(6)	1,342,294
										16,651	(7)	729,813
										17,655	(9)	773,819
										10,384	(10)	455,131

Sonia Galindo	—						14,707	(11)	644,608
							14,000	(6)	613,620
										22,278	(12)	976,445
										4,746	(10)	208,017

Paula M. Cooney	—						12,986	(13)	569,176
							11,813	(6)	517,764
										4,004	(10)	175,495

Jeffrey D. Frank (15)	5,233	—	(14)		$36.73	8/28/23
										4,635	(7)	203,152
										3,066	(9)	134,383
										712	(10)	31,207
(1) Based on the closing price of our common stock as of December 31, 2020 of $43.83 as reported on NASDAQ.
(2) Time-based stock options granted on June 26, 2017, all of which are fully vested.
(3) Time-based RSUs granted on June 26, 2017 that vest on December 6, 2021.
(4) Time-based RSUs granted April 27, 2018 that vest on April 27, 2021.
(5) Time-based RSUs granted April 26, 2019 that vest in two equal installments on April 26, 2021, and 2022.
(6) Time based RSUs granted on April 30, 2020 that will vest in three equal installments on April 30, 2021, 2022 and 2023.
(7) PRSUs granted on April 27, 2018 that will vest on April 27, 2021 based 50% on the Company’s 3-year Organic Revenue CAGR and 50% on its 3-year Adjusted EBITDA CAGR. This amount represents the number of shares that would be earned if the applicable performance goals are achieved at the target level. The maximum number of shares that can be earned is 200% of target.
(8) PRSUs granted on April 27, 2018 to the CEO as a leadership performance grant, which may be earned based 50% on the Company’s 3-year Organic Revenue CAGR and 50% on its 3-year Adjusted EBITDA CAGR. The award is subject to a further vesting requirement of continued employment through the fourth anniversary of the grant date (April 27, 2022) for 50% of the shares earned and through the fifth anniversary of the grant date (April 27, 2023) for the remaining 50% of the shares earned. This amount represents the number of shares that would be earned if the applicable performance goals are achieved at the target level. The maximum number of shares that can be earned is 200% of target.

(9) PRSUs granted on April 26, 2019 that will vest on April 26, 2022 based 50% on the Company’s 3-year Organic Revenue CAGR and 50% on its 3-year Adjusted EBITDA CAGR. This amount represents the number of shares that would be earned if the applicable performance goals are achieved at the target performance level. The maximum number of shares that can be earned is 200% of target.
(10) PRSUs granted on April 30, 2020 that will vest on April 30, 2023 based 50% on the Company’s 3-year Organic Revenue CAGR and 50% on its 3-year Adjusted EBITDA CAGR. This amount represents the number of shares that would be earned if the applicable performance goals are achieved at the target performance level. The maximum number of shares that can be earned is 200% of target.
(11) Time based RSUs granted on July 26, 2019 that will vest in two equal installments on July 26, 2021 and 2022.
(12) PRSUs granted on July 26, 2019 that will vest on July 26, 2022 based 50% on the Company’s 3-year Organic Revenue CAGR and 50% on its 3-year Adjusted EBITDA CAGR. This amount represents the number of shares that would be earned if the applicable performance goals are achieved at the target performance level. The maximum number of shares that can be earned is 200% of target.
(13) Time based RSUs granted on April 6, 2020 that will vest in three equal installments on April 6, 2021, 2022 and 2023.
(14) Time-based stock options granted on April 28, 2017, all of which are fully vested.
(15) In connection with his departure from the Company in August 2020, Mr. Frank vested in a prorated portion of his outstanding PRSU awards, as his departure constituted a "retirement" under the terms of the applicable awards.
(16) Commencing in 2020, the Company modified the terms of its time-based RSUs and PRSUs to provide for such awards to accrue dividend equivalent units. Accordingly, the amounts reported in this column reflect dividend equivalent units accrued as of December 31, 2020 on such awards.
2020 Option Exercises and Stock Vested
Set forth below is additional information about the value realized by our NEOs upon the vesting of RSUs during the year ended December 31, 2020. None of our NEOs exercised stock options during the year.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
James J. Cannon	107,547	$4,516,576
Carol P. Lowe	29,454	1,176,487
Sonia Galindo	7,353	305,811
Paula M. Cooney	—	—
Jeffrey D. Frank	42,397	1,842,983
(1) The value realized on vesting represents the number of shares subject to the vesting RSUs multiplied by the per share closing price of our common stock reported on NASDAQ on the vesting date.
2020 Non-Qualified Deferred Compensation
Set forth below is information regarding the contributions made and aggregate earnings recognized in 2020 and the account balances as of December 31, 2020 for our NEOs under our NQDC plan and Stock Deferral Plan.

Name	Executive Contributions ($)		Registrant Contributions ($)	Aggregate Earnings (Loss)(1) ($)		Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at December 31 ($)
James J. Cannon	$—		$—	$—		$—		$—
Carol P. Lowe	—		—	—		—		—
Sonia Galindo	—		—	—		—		—
Paula M. Cooney	—		—	—		—		—
Jeffrey D. Frank	255,351.31	(2)	—	317,424.57	(3)	—		2,137,929.46
	—	(4)	—	24,841	(5)	369,464	(6)	898,162
(1) These amounts are not reported in the 2020 Summary Compensation Table.
(2) These amounts are reported as Salary or Non-Equity Incentive Plan Compensation in the 2020 Summary Compensation Table.
(3) Earnings from compensation deferred under the NQDC.
(4) Mr. Frank did not vest in any shares during 2020 for which distribution was deferred.
(5) Includes the value of the dividends for shares whose distribution was deferred under the Stock Deferral Plan.
(6) Includes the value of 2,823 shares that vested on April 29, 2016 and 2,824 shares that vested on April 29, 2017 and 2,824 shares that vested on April 29, 2018 for which distribution was deferred.

We established the NQDC plan to provide highly compensated employees with an additional savings option. NEOs can defer up to 50% of salary and up to 100% of AIP compensation. Participants elect the timing and method of distribution during an annual enrollment period. Distribution options include a lump sum or annual installments.
Deferred compensation and investment earnings are held as a Company asset in a rabbi trust. Participants may select from a menu of market-based investment options in which to invest their contributions.
In addition, we established a Stock Deferral Plan to provide highly compensated employees the ability to defer receipt of shares subject to RSUs after vesting. Participants may elect to defer the distribution for up to 10 years from the grant date and must make the election to defer in accordance with Section 409A of the Code.
Potential Payments upon Termination or Change of Control
We entered into certain agreements and maintain certain plans that require us to provide compensation to our NEOs in the event of certain terminations of employment, including in connection with a change of control of the Company. The following tables show potential payments to our NEOs in each such scenario, assuming a December 31, 2020 termination date and, where applicable, using the closing market price of our common stock as of December 31, 2020 of $43.83, as reported on NASDAQ.

James J. Cannon
Executive Benefits and Payments Upon Termination	Termination without cause or Resignation for Good Reason / Constructive Termination	Termination due to death or disability	Termination without cause or Resignation for Good Reason / Constructive Termination in connection with a Change of Control
Severance payment (1)	$2,852,000	$920,000	$3,864,000
Continued health coverage (2)	27,184	—	42,135
Accelerated vesting (3)	10,710,255	10,710,255	10,710,255
Total	$13,589,439	$11,630,255	$14,616,390

Carol P. Lowe
Executive Benefits and Payments Upon Termination	Termination without cause or Resignation for Good Reason / Constructive Termination	Termination due to death or disability	Termination without cause or Resignation for Good Reason / Constructive Termination in connection with a Change of Control
Severance payment (4)	$1,235,615	$—	$3,038,945
Continued health coverage (2)	16,811	—	35,303
Accelerated vesting (3)	3,875,010	3,875,010	3,875,010
Total	$5,127,436	$3,875,010	$6,949,258

Sonia Galindo
Executive Benefits and Payments Upon Termination	Termination without cause or Resignation for Good Reason / Constructive Termination	Termination due to death or disability	Termination without cause or Resignation for Good Reason / Constructive Termination in connection with a Change of Control
Severance payment (4)	$1,063,958	$—	$1,777,500
Continued health coverage (2)	8,817	—	18,515
Accelerated vesting (3)	1,258,228	2,442,690	2,442,690
Total	$2,331,003	$2,442,690	$4,238,705

Paula M. Cooney
Executive Benefits and Payments Upon Termination	Termination without cause or Resignation for Good Reason / Constructive Termination	Termination due to death or disability	Termination without cause or Resignation for Good Reason / Constructive Termination in connection with a Change of Control
Severance payment (4)	$855,247	$—	$1,558,000
Continued health coverage (2)	8,769	—	18,415
Accelerated vesting (3)	1,086,940	1,262,435	1,262,435
Total	$1,950,956	$1,262,435	$2,838,850

Jeffrey D. Frank (5)
Executive Benefits and Payments Upon Termination	Termination without cause or Resignation for Good Reason / Constructive Termination	Termination due to death or disability	Termination without cause or Resignation for Good Reason / Constructive Termination in connection with a Change of Control
Severance payment (4)	$—	$—	$—
Continued health coverage (2)	—	—	—
Accelerated vesting (3)	—	—	—
Total	$—	$—	$—
(1) Severance Payment: If Mr. Cannon’s employment is involuntarily terminated by the Company without cause or he resigns for Good Reason/Constructive Termination, he will be entitled to continuation of base salary for two years and a lump sum payment equal to his AIP target. If Mr. Cannon’s employment is involuntarily terminated by the Company in connection with a change of control, he will be entitled to a lump sum payment equal to 200% of his base salary and target AIP. If Mr. Cannon’s employment terminates due to his death, his beneficiary is entitled to a lump sum payment equal to one year’s base salary. In the event of Mr. Cannon’s disability, he is entitled to be paid his base salary through the twelfth (12th) month of the period constituting a disability.
(2) Post-Termination Health Care Benefits: If the NEO’s employment is involuntarily terminated by the Company without cause or the NEO resigns for Good Reason/Constructive Termination, the NEO will be reimbursed for health coverage costs under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), for a period of 12 months. If an NEO’s employment is involuntarily terminated by the Company in connection with a change of control, the NEO is entitled to health care benefits equal to what they received while the NEO was employed by the Company for, in Mr. Cannon's case, 18 months after termination and, for each other NEO, 24 months after termination. The calculations assume an annual increase in healthcare premiums of 10%.
(3) Stock Options and RSUs: If an NEO’s employment is involuntarily terminated by the Company without cause, or the NEO resigns for Good Reason/Constructive Termination, the NEO will be entitled to immediate vesting on all unvested time-based equity awards and performance-based equity awards that have achieved the performance measures as of the date of termination. In addition, solely for Mr. Cannon and Ms. Lowe, in the event his or her employment is involuntarily terminated by the Company without cause or he or she resigns for Good Reason/Constructive Termination, performance-based equity awards for any measurement period that has not yet closed shall vest at target. In the event of the NEO's death or if his or her employment is terminated due to a qualifying disability, such NEO shall (1) immediately vest in all of his or her time-based RSUs and (2) become entitled to receive such number of shares underlying his or her PRSUs as determined based on the Company’s actual performance during the applicable incentive periods. If an NEO’s employment is involuntarily terminated by the Company or by the employee for Good Reason/Constructive Termination in connection with a change of control, all unvested time-based equity awards will fully vest and all unvested performance-based equity-awards will vest at target (provided that any performance-based equity-awards for which the applicable performance goals previously were achieved but remain subject to time-based vesting will be treated as time-based awards). The values in the table assume that the target number of shares will be earned. See the “Outstanding Equity Awards at Fiscal Year-End 2020” table for additional details.
(4) Severance Payment: With the exception of Ms. Lowe, if the NEO’s employment is involuntarily terminated by the Company without cause or the NEO resigns for Good Reason/Constructive Termination, the NEO will be entitled to continued payments for one year of the NEO’s base salary, a lump sum payment of the NEO’s target bonus for the fiscal year of the Company in which the termination occurs, or, if greater, for the immediately preceding fiscal year, and a lump sum payment of the NEO’s earned bonus (if any) for the fiscal year of the Company in which the termination occurs (based on actual performance determined after fiscal year end and prorated for the portion of the fiscal year preceding the date of termination - not included in the table above), paid at the same time as other senior executives. In the event of involuntary termination by the Company without cause or resignation for Good Reason/Constructive Termination, Ms. Lowe will be entitled to continued payments for one year of her base salary and target bonus of not less than 85% of her base salary for the year in which such termination occurs. If the NEO’s employment is involuntarily terminated by the Company in connection with a change of control, the NEO will be entitled to a lump sum payment equal to 200% of the NEO’s base salary, a lump sum payment of 200% of the NEO's target bonus for the fiscal year in which the termination occurs or, if greater, for the immediately preceding fiscal year, and a lump sum payment of the NEO’s target bonus for the fiscal year in which the termination occurs or, if greater, for the immediately preceding fiscal year, and in all cases prorated for the portion of the fiscal year preceding the date of termination (prorated amount not included in table above).
(5) Mr. Frank voluntarily departed from the Company in August 2020, and such departure did not entitle him to severance payments or benefits of the type described in the above table. Because his departure constituted a "retirement" under the terms of his outstanding award agreements, Mr. Frank became vested in a prorated portion of such awards as described in the "Outstanding Equity Awards at Fiscal Year End 2020" table.
Termination or Change of Control Payments
We have a change of control agreement with our CEO and have adopted a Change in Control Severance Benefit Plan for the other NEOs.
Cannon Change of Control Agreement. In the event of a change in control, Mr. Cannon will receive any benefits to which he is entitled pursuant to and in accordance with the terms of a Company plan in effect and any existing contract between Mr. Cannon and the Company, and the following benefits:
•Unvested equity awards will immediately vest and become exercisable;
•A lump sum payment of 200% of the sum of base salary and target annual incentive in effect as of the day before the date of the change of control event; and
•Payment of COBRA premiums until the earlier of 18 months, such time Mr. Cannon obtains comparable benefits through employment or otherwise, or age 65.

Mr. Cannon shall not be eligible to receive any severance benefits from the Company under any other plan, policy or agreement, including his Amended and Restated Employment Agreement dated as of April 24, 2018, if he becomes eligible for the benefits described above.
If the payment would result in a “parachute payment” within the meaning of Section 280G under the Code, then benefits will be reduced so that the payment would be $1.00 less than the amount that would cause the payments to be subject to excise tax imposed by Section 4999 of the Code. The change of control benefits described above for Mr. Cannon are contingent on him signing and not revoking a release of claims in a form reasonably satisfactory to the Company.
Change in Control Severance Benefit Plan. For change of control benefits to be paid under our Change in Control Severance Plan, a change of control must have occurred and the NEO must be involuntarily terminated within a specific period of time prior to or following the change of control event (i.e., between 3 months prior to and 18 months after the event). In such circumstances, the Change in Control Severance Benefit Plan provides for the following benefits:
•Immediate vesting of any unvested equity awards that are outstanding but unvested and subject only to time-based vesting;
•Immediate vesting of all shares of the NEO’s performance-based equity compensation awards (meaning awards that remain subject to the achievement of performance goals) that are outstanding but unvested as of immediately prior to the termination of the NEO’s employment with the Company as to 100% of the target number of shares and at 100% of target performance;
•A lump sum payment of 200% of the NEO's annual base salary as in effect immediately prior to the NEO's termination date;
•A lump sum payment of the NEO's target bonus for the fiscal year of the Company in which the termination occurs, or if greater, for the immediately preceding fiscal year, and in all cases prorated for the portion of the fiscal year preceding the date of termination;
•A lump sum payment of 200% of the NEO’s target bonus for the fiscal year of the Company in which the termination occurs or, if greater, for the immediately preceding fiscal year; and
•Continuation of health benefits for a maximum period of 24 months.
If the payment would result in a “parachute payment” within the meaning of Section 280G under the Code, then benefits will be reduced to either (A) the largest portion of the payment that would result in no portion of the payment being subject to the excise tax imposed by Section 4999 of the Code, or (B) the largest portion, up to and including the total, of the payment, whichever amount, after taking into account all applicable federal, state, provincial, foreign and local employment taxes, income taxes, and the excise tax (all computed at the highest applicable marginal rate), results in the NEO’s receipt, on an after-tax basis, of the greatest economic benefit notwithstanding that all or some portion of the payment may be subject to the excise tax.
The change of control benefits described above are contingent on (i) the NEO’s timely execution and non-revocation of a general release of claims in favor of the Company; (ii) the NEO’s compliance with certain non-competition, non-solicitation and non-disparagement covenants that run for 24 months following the NEO’s termination of employment; (iii) the NEO’s return of all Company Property (as defined in the Change in Control Severance Benefit Plan), and (iv) the NEO’s compliance with his or her proprietary information agreement with the Company. The Change in Control Severance Benefit Plan provides for an initial three-year term that expires in October 2022, followed by automatic renewals of the plan for successive one-year terms unless the Company provides written notice of non-renewal to participants at least six months in advance of the expiration of the then-current term.
Termination without Cause and with Good Reason
Cannon Employment Agreement. Mr. Cannon's employment agreement provides for the following benefits in the event of the Company not renewing his employment agreement, an involuntary termination without cause or a termination for good reason, subject to his execution of a release and separation agreement:
•Continued payments of his base salary in effect at the time of such termination for 24 months;
•Payment or reimbursement for the premiums cost of any continued health coverage elected by Mr. Cannon under COBRA for a period of up to 12 months following the termination date;
•An annual bonus of not less than 110% of Mr. Cannon’s base salary for the year in which such termination occurs prorated from the termination date through the end of the year in which termination occurs; and

•Immediate vesting acceleration of all time-based equity awards granted to him and any performance-based equity awards subject to post-performance vesting that have achieved the applicable performance measures as of the date of termination, provided that performance-based equity awards for any measurement period that has not yet closed shall vest subject to proration as to the percentage of the awards that has achieved the performance measures as of the termination date.
In addition, if Mr. Cannon’s employment terminates because of his death or disability, Mr. Cannon’s employment agreement provides that his estate or designated beneficiary will be entitled to an amount equal to his annual base salary.
Lowe Employment Agreement. Ms. Lowe's offer letter provides for the following benefits due to an involuntary termination without cause or a termination for good reason, subject to execution of a release and separation agreement:
•Continued payments of base salary in effect at the time of such termination for a period of 12 months;
•An annual bonus payment for the year in which such termination occurs in an amount not less than 85% of base salary;
•Payment or reimbursement for the premiums cost of any continued health coverage under COBRA for a period of 12 months following the termination date; and
•Vesting acceleration for all equity awards.
Executive Severance Benefit Plan. The severance plan as it applies to other NEOs provides for the following benefits due to an involuntary termination without cause or a constructive termination, subject to execution of a release and separation agreement and compliance with the non-competition, non-solicitation, and non-disparagement restrictive covenants through the one-year anniversary of the termination date:
•Continued payments of base salary in effect at the time of such termination for a period of 12 months;
•An annual bonus payment for the year in which such termination occurs in an amount equal to the target bonus for the fiscal year of the Company in which the termination occurs, or, if greater, for the immediately preceding fiscal year;
•Payment or reimbursement for the premiums cost of any continued health coverage under COBRA for a period of 12 months following the termination date;
• A lump sum payment of the NEO’s earned bonus (if any) for the fiscal year of the Company in which the termination occurs (based on actual performance determined after fiscal year end and prorated for the portion of the fiscal year preceding the date of termination), paid at the same time as other senior executives; and
•Immediate vesting acceleration of all time-based equity awards and performance-based equity awards that have achieved the performance measures as of the date of termination.
In addition, the severance plan provides that, if any payment or benefits to a severance plan participant (including the payments and benefits under the severance plan) would constitute a “parachute payment” within the meaning of Section 280G of the Code and would therefore be subject to an excise tax under Section 4999 of the Code, then such payments and benefits will be either (1) reduced to the largest portion of the payments and benefits that would result in no portion of the payments and benefits being subject to the excise tax, or (2) not reduced, whichever, after taking into account all applicable federal, state and local income taxes and the excise tax, results in the participant’s receipt, on an after-tax basis, of the greater payments and benefits.
CEO Pay Ratio
Set forth below is certain information about the ratio between the median annual total compensation of our employees and the annual total compensation of our CEO, James J. Cannon. Such pay ratio disclosure represents the Company’s reasonable, good faith estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act. In 2020, there were no changes in the Company's employee population or employee compensation arrangements that the Company reasonably believes would result in a significant impact the pay ratio disclosure. Accordingly, the Company used the median employee identified for 2019 for purposes of the 2020 calculation.
For 2020, the median of the annual total compensation of all employees of the Company (other than the CEO) was $112,737, and the annual total compensation of our CEO was $5,999,032. The median employee's total compensation for 2020 increased over 2019 primarily due to increases in such employee's base salary and long-term incentive grant value. Each such amount was determined in a manner consistent with the calculation of the CEO’s total compensation reported in the “2020 Summary Compensation Table.” Based on the above, for 2020, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 53 to 1.

Director Compensation
For 2020, the Company's non-employee director compensation program generally consisted of the following:
•An annual RSU award under the Company’s 2011 Stock Incentive Plan, as amended, granted after the annual shareholders meeting with a grant date value of $160,000, which fully vests approximately one year from the date of grant subject to the non-employee director’s continued service.
•An annual retainer of $75,000, with an additional $100,000 retainer for the Chairman of the Board.
•Annual retainers for Board committee service in the amount of: (1) $20,000 for the Audit and Compensation Committee chairmen; (2) $15,000 for the Corporate Governance Committee chairman; (3) $10,000 for each Board committee member other than the chairman.
•Reimbursement for out-of-pocket and travel expenses incurred in attending Board meetings.
In lieu of the standard annual RSU award described above, the Compensation Committee determined to award to the Chairman of the Board a special grant of 80,000 RSUs on May 5, 2020, with a grant date value of $41.42, vesting as to (i) 30,000 shares on June 1, 2020, (ii) 20,000 shares on each of September 1, 2020 and December 1, 2020 and (iii) 10,000 shares on March 1, 2021. The award was made in recognition of the Chairman's enhanced role in the Company's strategic planning throughout 2020 in collaboration with the CEO.
The table below summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Earl R. Lewis	$175,000	$3,313,600	$3,488,600
John D. Carter	85,000	159,972	244,972
William W. Crouch	95,000	159,972	254,972
Catherin A. Halligan	105,000	159,972	264,972
Angus L. Macdonald	105,000	159,972	264,972
Michael T. Smith	95,000	159,972	254,972
Cathy A. Stauffer(2)	90,000	159,972	249,972
Robert S. Tyrer	85,000	159,972	244,972
John W. Wood	85,000	159,972	244,972
Steven E. Wynne	100,000	159,972	259,972
(1) Represents the grant date fair value for time-based RSUs granted in 2020. In accordance with FASB ASC Topic 718, the grant date fair value was calculated using the closing price of our common stock on the grant date. For additional information, see Note 1 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The number of unvested RSUs outstanding at December 31, 2020 is 10,000 for Mr. Lewis and 3,732 for each other director.
No options were issued to directors in 2020. The number of outstanding stock options held by each director as of December 31, 2020 is: Mr. Lewis - 561,506; Mr. Carter - 98,876; General Crouch - 34,470; Ms. Halligan - 49,306; Mr. Macdonald - 59,506; Mr. Smith - 98,876; Ms. Stauffer - 49,306; Mr. Tyrer - 0; Mr. Wood - 98,876; and Mr. Wynne - 77,576.
(2) In June 2020, Ms. Stauffer joined the Corporate Governance Committee, and her compensation was adjusted accordingly.
Stock Ownership Guidelines for Directors
Under our stock ownership guidelines, within five years of joining the Board, our independent directors are required to hold shares of our common stock, unvested time-based restricted stock or RSUs, or in the money stock options in an amount equal in value to no less than five times the average of the annual cash retainer for Board (but not committee) service during the immediately preceding five-year period. All of our independent directors are currently in compliance with this stock ownership policy. The Board amended the Company's stock ownership guidelines in 2020 to increase the ownership levels required both for directors and executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity Compensation Plans Approved by Shareholders (4)	3,158,563	$28.99	2,945,421
(1) Excludes purchase rights accruing under the Company’s 2019 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, each eligible employee may purchase shares of the Company's common stock at semi-annual intervals at a discount to the lower of (i) the fair market value of the common stock on the enrollment date for the offering period in which that semi-annual purchase date occurs, or (ii) the fair market value of the common stock on the semi-annual purchase date. As of December 31, 2020, the discount to the purchase price was fixed at 10%.
(2) The calculation of weighted average exercise price does not include RSUs.
(3) Includes shares available for future issuance under the 2011 Plan and the Purchase Plan. As of December 31, 2020, an aggregate of 1,136,841 shares of common stock were available for issuance under the Purchase Plan and 131,153,141 shares of common stock were available for issuance under the 2011 Plan.
(4) Consists of the Company’s 2011 Plan and the Purchase Plan.
Stock Owned by Management
The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of February 1, 2021 by: (i) each of the Company directors, (ii) each of the Company’s NEOs, and (iii) all directors and executive officers as a group. The Company believes that each of the following shareholders has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Outstanding
Earl R. Lewis(2)	1,121,508	1%
John D. Carter	135,992	—%
William W. Crouch	51,397	—%
Catherine A. Halligan	57,023	—%
Angus L. Macdonald	76,598	—%
Michael T. Smith	208,321	—%
Cathy A. Stauffer	61,512	—%
Robert S. Tyrer	6,121	—%
John W. Wood, Jr.	142,416	—%
Steven E. Wynne	97,681	—%
James J. Cannon	137,271	—%
Carol P. Lowe	34,995	—%
Sonia Galindo	5,429	—%
Paula M. Cooney	291	—%
Jeffrey D. Frank(3)	5,729	—%
Directors and executive officers as a group (15 persons)	2,142,284	2%
*Less than one percent (1%)
(1) Applicable percentage of ownership is based on 131,199,212 shares of FLIR common stock outstanding as of February 1, 2021. Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and investment power with respect to shares. None of the shares held by our directors or NEOs are pledged as security.

Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days of February 1, 2021 and upon vesting of RSU awards within 60 days of February 1, 2021 are considered outstanding for the purpose of calculating the percentage of common stock owned by such person, but not for the purpose of calculating the percentage of common stock owned by any other person. The numbers of shares listed in the table above include shares that are issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days from February 1, 2021 and upon the vesting of RSU awards within 60 days of February 1, 2021, as follows: Mr. Lewis—467,382; Mr. Carter—98,876; General Crouch—34,470; Ms. Halligan—49,306; Mr. Macdonald—49,306; Mr. Smith—98,876; Ms. Stauffer—49,306; Mr. Tyrer—0; Mr. Wood—88,676; Mr. Wynne—77,576; Mr. Cannon—59,372; Ms. Lowe—0; Ms. Galindo—0; Ms. Cooney—0; Mr. Frank—5,233; and all directors and executive officers as a group—1,078,379.
(2) In connection with the execution of the Merger Agreement, Mr. Lewis entered into a voting agreement, pursuant to which, among other things and subject to certain exceptions, Mr. Lewis agreed to vote or cause to be voted any shares of FLIR Common Stock of which he is the beneficial or record owner (i) in favor of the adoption of the Merger Agreement, (ii) in favor of any proposal to adjourn or postpone the FLIR Special Meeting relating to the Merger to a later date if there are not sufficient votes to adopt the Merger Agreement or if there are not sufficient shares of FLIR Common Stock present at such meeting to constitute a quorum, (iii) against approval of any proposal made in opposition to, in competition with, or would result in a breach of, the Merger Agreement or the First Merger or any of the other transactions contemplated by the Merger Agreement, and (iv) against certain enumerated significant corporate transactions that would reasonably be expected to (x) result in a breach of any covenant, representation or warranty of FLIR under the Merger Agreement or (y) prevent or materially delay or adversely affect the consummation of the Mergers.
(3) The stock ownership information of Mr. Frank is as of June 5, 2020, the date of his most recent public filing reporting his stock ownership of the Company.
Stock Owned by Principal Shareholders
The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock as of February 1, 2021. Except as otherwise indicated, the Company believes that each of the following shareholders has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding(1)
The Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	14,167,708	10.8%
BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10055	7,470,558	5.7%
(1) Applicable percentage of ownership is based on 131,199,212 shares of FLIR common stock outstanding as of February 1, 2021.
(2) This information is based on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2021. The Schedule 13G/A states that, as of December 31, 2020, The Vanguard Group is the beneficial owner of 14,167,708 shares of common stock as to which The Vanguard Group has sole dispositive power over 13,711,363 shares and shared dispositive power over 456,345 shares. The Vanguard Group has sole voting power over 0 shares and shared voting power over 174,385 shares.
(3) This information is based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 29, 2021. The Schedule 13G/A states that, as of December 31, 2020, BlackRock, Inc. is the beneficial owner of 7,470,558 shares of common stock as to which BlackRock, Inc. has sole dispositive power over 7,470,558 shares and sole voting power over 6,805,793 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Transactions
On December 28, 2020, the Company entered into a Letter Agreement (the "Letter Agreement") with General William W. Crouch, a current director, in which the Company agreed to retain General Crouch's services as Chairman of the Company’s Military Advisory Board for a term commencing effective upon his retirement from the Company's Board and ending three years thereafter, unless extended by the parties or terminated earlier in accordance with the terms of the agreement. As consideration for such services, the Company agreed to pay to General Crouch an annual cash retainer of $235,000 each year within the term and to reimburse him for related out-of-pocket and travel expenses. The agreement is terminable by either party for convenience upon 30 days' notice provided that, upon such a termination by the Company, General Crouch shall be entitled to a lump sum payment equal to the remaining amount of any cash retainer that otherwise would have been payable had the agreement remained in effect for its full term. Either party may also terminate the agreement immediately in the event of an uncured or incurable breach. The Company's entry into the Letter Agreement was approved in advance by the Audit Committee in accordance with the Company's related transaction policy described below.
Related Party Transaction Policy
The Company’s Corporate Governance Principles adopted by the Board of Directors provide that neither the Company nor any individual shall enter into a related party transaction unless it has been reviewed and approved or ratified by the Audit Committee. On an annual basis, each Director and executive officer of the Company is required to complete a questionnaire which requires disclosure of any related person transaction. The Company’s General Counsel is responsible for determining whether any related party transaction must be disclosed in the Company’s applicable SEC filings and ensuring that any such transaction or series of similar transactions required to be disclosed is presented to the Audit Committee for pre-approval or ratification if required.
In 2020, all transactions potentially subject to the FLIR’s related transaction policy were reviewed and approved or ratified by the Audit Committee and, other than as disclosed herein, there were no related person transactions that required to be disclosed pursuant to Item 404(a) of Regulation S-K. A “related party transaction” for these purposes is defined as a transaction for which disclosure would be required pursuant to Item 404 of Regulation S-K, in which (i) the Company was or is a participant, (ii) the amount exceeds $120,000 (including any contribution of $120,000 or more to a charitable organization in which a related person is a trustee, director, executive officer or has a similar relationship); and (iii) any related person has, or will have, a direct or indirect material interest.
Director Independence
FLIR’s Corporate Governance Principles provide that the Board of Directors must be composed of a majority of independent directors. The Board of Directors reviews annually the relationship that each director has with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and determines the independence of each director. The Board took into account all relevant facts and circumstance and has determined that each of the directors of the Company is “independent” as defined by applicable NASDAQ listing rules, except for Mr. Lewis, who retired as President and Chief Executive Officer of the Company in May 2013, and Mr. Cannon, the Company’s current Chief Executive Officer.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Selection of Independent Registered Public Accounting Firm
The Audit Committee of the Board of Directors has selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2021. KPMG LLP served as the Company’s independent registered public accounting firm for the year ended December 31, 2020. KPMG LLP has audited the Company’s consolidated financial statements each year since 2002.
Fees Paid to KPMG LLP
All services to be provided by KPMG LLP are required to be, and in 2020 and 2019 were, approved by the Audit Committee in advance. The audit and audit-related services are approved annually. With respect to services other than audit and audit-related services, at least annually, the independent registered public accounting firm submits to the Audit Committee, for its approval, anticipated engagements for the ensuing year, either at the time that the Audit Committee reviews and approves the annual audit engagement, or at a time specifically scheduled for reviewing such other services. Quarterly, and in conjunction with the Audit Committee’s regularly scheduled meetings, the independent registered public accounting firm presents to the Audit Committee for pre-approval any proposed engagements not previously reviewed and approved. In the event that an audit or non-audit service requires approval prior to the next regularly scheduled meeting of the Audit Committee, KPMG LLP must contact the Chairman of the Audit Committee to obtain such approval. The approval must be reported to the Audit Committee at its next regularly scheduled meeting.
The aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Audit Fees	$2,829,000	$2,661,000
Audit-Related Fees	8,000	—
Tax Fees	758,000	437,000
All Other Fees	—	—
Total Fees	$3,595,000	$3,098,000
Audit Fees. Audit fees include fees for services rendered for the audit of the annual financial statements included in Annual Reports on Form 10-K, including audit procedures related to business acquisitions, the audit of internal control over financial reporting and the review of the quarterly financial statements included in Quarterly Reports on Form 10-Q. In addition, amounts include fees for statutory filings and audits, issuance of comfort letters and consents and assistance with and review of documents filed with the SEC. Audit fees for 2019 reflect an adjustment of $164,000 for the amount of fees negotiated for additional billing after the filing of the Company's definitive proxy statement for the 2020 annual stockholders meeting, all of which were associated with the consolidated audit for fiscal 2019.
Audit-Related Fees. Audit-related fees include fees for assurance and related services reasonably related to the performance of the audit or review of the financial statements.
Tax Fees. Tax fees include fees principally for tax consultation and tax compliance services.
All Other Fees. These fees consist of all other amounts we paid to KPMG LLP during the applicable period.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established policies and procedures under which all audit and permitted non-audit and tax services performed by the Company’s independent registered public accounting firm must be separately approved in advance by the Audit Committee. All audit and non-audit services provided in the fiscal years 2020 and 2019 have been pre-approved by the Audit Committee in accordance with these policies and procedures.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are included in Item 8 above.
(a)(2) Financial Statement Schedules
    No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.
(a)(3) Exhibits

Number	Description
2.1
Agreement and Plan of Merger, dated as of January 4, 2021, by and among Teledyne Technologies Incorporated, Firework Merger Sub I, Inc., Firework Merger Sub II, LLC and FLIR Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 6, 2021 (File Number 000-21918))

3.1
Certificate of Incorporation of FLIR Systems, Inc., as filed with the Secretary of State of the State of Delaware on May 14, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).

3.2	Bylaws of FLIR Systems, Inc., dated May 20, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 21, 2020 (File Number 000-21918)).
4.1	Description of FLIR Systems Inc.’s Securities.
4.2
Indenture, dated as of August 3, 2020, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2020 (File Number 000-21918)).

4.3
First Supplemental Indenture, dated August 3, 2020, between FLIR Systems, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2020 (File Number 000-21918)).

4.4	Form of 2.500% Note due August 1, 2030 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on August 4, 2020 (File Number 000-21918)).
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
10.5
Form of Stock Option Agreement (Time-Based Vesting) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.6
Form of Stock Option Agreement (Time-Based Vesting - Outside Directors) for the 2011 Stock Incentive Plan, amended May 11, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 5, 2015 (File Number 000-21918)). (1)

10.7
Form of Performance Restricted Stock Unit Agreement for Grantees Located Inside the United States for the 2011 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2020 (File Number 000-21918)). (1)

10.8
Form of Restricted Stock Unit Agreement for Directors for the 2011 Stock Incentive Plan, as amended. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 6, 2020 (File Number 000-21918)). (1)

10.9
Form of Restricted Stock Unit Agreement For Grantees Located Inside the United State for the 2011 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on February 27, 2020 (File Number 000-21918)). (1)

10.10	FLIR Systems, Inc. 2012 Executive Bonus Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed on February 27, 2015 (File Number 000-21918)).(1)
10.11
Amended and Restated Employment Agreement between FLIR Systems, Inc. and James J. Cannon dated as of April 24, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 25, 2018 (File Number 000-21918)).(1)

10.12
Change of Control Agreement between FLIR Systems, Inc. and James J. Cannon dated as of June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 23, 2017 (File Number 000-21918)).(1)

10.13
Offer Letter between FLIR Systems, Inc. and Carol P. Lowe dated as of October 16, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2017 (File Number 002-21918)).(1)

10.14
Offer Letter between FLIR Systems, Inc. and Sonia Galindo, dated as of July 15, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2020 (File Number 000-21918)). (1)

10.15	Offer Letter between FLIR Systems, Inc. and Paula M. Cooney, effective as of March 10, 2020. (1)
10.16
Letter of Credit Reimbursement Agreement among FLIR Systems, Inc. and Bank of America, N.A., dated December 24, 2018 (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K filed on February 27, 2019 (File Number 000-21918)).

10.17	FLIR Systems, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed on March 8, 2019 (File Number 000-21918)).(1)
10.18
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

10.19	Form of Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 22, 2019 (File Number 000-21918)). (1)
10.20	Form of Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 22, 2019 (File Number 000-21918)). (1)
10.21
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2020 (File Number 000-21918)). (1)

10.22	Military Advisory Board Chairmanship Letter Agreement dated December 28, 2020, between FLIR Systems, Inc. and General William W. Crouch. (1)
21.1	Subsidiaries of FLIR Systems, Inc.
23.1	Consent of KPMG LLP.
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)This exhibit constitutes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2021.

FLIR SYSTEMS, INC.
(Registrant)

By:	/s/ CAROL P. LOWE
Carol P. Lowe Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021.

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