Form 10-Q
period 2021-03-31
FLIR SYSTEMS INC
filed 2021-05-06
CIK 354908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 131,932,461 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$467,313	$450,923
Cost of goods sold	258,115	231,555
Gross profit	209,198	219,368
Operating expenses:
Research and development	52,246	53,847
Selling, general and administrative	103,868	116,242
Restructuring expenses	622	20,784
Total operating expenses	156,736	190,873
Earnings from operations	52,462	28,495
Interest expense	6,115	6,961
Interest income	(41)	(349)
Other income (loss), net	(3,622)	(1,315)
Earnings before income taxes	50,010	23,198
Income tax provision	11,203	7,774
Net earnings	$38,807	$15,424

Net earnings per share:
Basic	$0.30	$0.12
Diluted	$0.29	$0.11

Weighted average shares outstanding:
Basic	131,183	133,596
Diluted	132,596	134,927

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net earnings	$38,807	$15,424
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives instruments designated as hedges (1)	(578)	2,753
Foreign currency translation adjustments	256	(20,285)
Total other comprehensive income (loss)	(322)	(17,532)
Comprehensive income (loss)	$38,485	$(2,108)
_________________________
(1) The tax effects on interest rate swap contracts for the three months ended March 31, 2021 and 2020 were a gain of $0.1 million and a loss of $0.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$277,303	$297,795
Accounts receivable, net	391,331	353,561
Inventories	457,007	472,237
Prepaid expenses and other current assets	97,568	104,646
Total current assets	1,223,209	1,228,239
Property and equipment, net	269,269	267,682
Deferred income taxes, net	35,610	36,210
Goodwill	1,386,847	1,394,364
Intangible assets, net	197,632	209,636
Other assets	116,235	116,217
Total assets	$3,228,802	$3,252,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,541	$157,592
Deferred revenue	28,568	25,862
Accrued payroll and related liabilities	77,330	98,911
Accrued product warranties	18,397	17,019
Advance payments from customers	13,730	10,940
Accrued expenses	34,617	41,347
Accrued income taxes	27,852	28,941
Other current liabilities	44,708	44,053
Long-term debt, current portion	12,945	13,473
Total current liabilities	408,688	438,138
Long-term debt, net of current portion	712,866	724,919
Deferred income taxes	43,159	43,708
Accrued income taxes	60,699	60,248
Other long-term liabilities	93,516	101,961
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued at March 31, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 131,575 and 131,360 shares issued, 131,368 and 131,153 shares outstanding at March 31, 2021, and December 31, 2020, respectively, and additional paid-in capital	42,101	31,767
Retained earnings	2,033,585	2,017,097
Treasury stock - at cost - 207 shares of common stock at March 31, 2021, and December 31, 2020, respectively	(7,504)	(7,504)
Accumulated other comprehensive loss	(158,308)	(157,986)
Total shareholders’ equity	1,909,874	1,883,374
Total liabilities and shareholders' equity	$3,228,802	$3,252,348
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except for per share amounts)
(Unaudited)

For the three months ended March 31, 2021:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$31,767	$2,017,097	$(7,504)	$(157,986)	$1,883,374
Net earnings	—	38,807	—	—	38,807
Stock issued for business acquisition - unearned	205	—	—	—	205
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	249	—	—	—	249
Stock-based compensation	9,880	—	—	—	9,880
Dividends paid of $0.17 per share	—	(22,319)	—	—	(22,319)
Other comprehensive loss, net of taxes	—	—	—	(322)	(322)
Balance, March 31, 2021	$42,101	$2,033,585	$(7,504)	$(158,308)	$1,909,874

For the three months ended March 31, 2020:

	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$16,692	$2,020,686	$—	$(165,945)	$1,871,433
Net earnings	—	15,424	—	—	15,424
Repurchase of common stock	(23,371)	(126,629)	—	—	(150,000)
Common stock issued pursuant to stock-based compensation plans, net of shares withheld for taxes	580	—	—	—	580
Stock-based compensation	7,403	—	—	—	7,403
Dividends paid of $0.17 per share	—	(22,728)	—	—	(22,728)
Other comprehensive loss, net of taxes	—	—	—	(17,532)	(17,532)
Balance, March 31, 2020	$1,304	$1,886,753	$—	$(183,477)	$1,704,580

The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,807	$15,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,861	24,225
Stock-based compensation	9,760	7,646
(Gain) loss on disposal of assets	(30)	2,991
Deferred income taxes	23	(165)
Other, net	(6,987)	(3,152)
(Decrease) increase in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(40,407)	12,118
Inventories	8,542	(14,453)
Prepaid expenses and other current assets	3,273	382
Other assets	3,443	(391)
Accounts payable	(5,783)	1,592
Deferred revenue	2,927	2,140
Accrued payroll and other liabilities	(16,777)	11,084
Accrued income taxes	5,410	(6,259)
Other long-term liabilities	(1,758)	(2,316)
Net cash provided by operating activities	24,304	50,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(14,183)	(12,717)
Net cash used in investing activities	(14,183)	(12,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit facility and long-term debt, including current portion	—	175,000
Repayment of credit facility and long-term debt	(3,285)	(3,021)
Repurchase of common stock	—	(150,000)
Dividends paid	(22,319)	(22,728)
Proceeds from shares issued pursuant to stock-based compensation plans	1,082	1,459
Tax paid for net share exercises and issuance of vested restricted stock units	(833)	(879)
Net cash used in financing activities	(25,355)	(169)
Effect of exchange rate changes on cash and cash equivalents	(5,258)	(13,957)
Net (decrease) increase in cash and cash equivalents	(20,492)	24,023
Cash and cash equivalents, beginning of year	297,795	284,592
Cash and cash equivalents, end of period	$277,303	$308,615
The accompanying notes are an integral part of these consolidated financial statements.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation and Accounting Standards Updates
The accompanying consolidated financial statements of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR,” the “Company,” “we,” “us,” or “our”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The accompanying consolidated financial statements include the accounts of FLIR Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2021.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Effective January 1, 2021, the Company adopted ASU 2019-12. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. Subsequently, the FASB issued ASU 2021-01 (Topic 848), which clarifies the scope of ASC 848. This ASU is effective as of January 1, 2020, and applies prospectively to contract modifications and hedging relationships. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The ASU 2020-04 guidance was effective upon issuance, and upon adoption of this ASU, we may elect to apply the amendments prospectively from now through December 31, 2022. The Company has not yet adopted this guidance and is currently evaluating the potential impact of adoption on the Company's consolidated financial statements.

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
Revenue Recognition - (Continued)
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and deferred revenue and advance payments from customers on the Consolidated Balance Sheets. Contract assets and liabilities are reported on a contract-by-contract basis. The Company had no material deferred contract costs recorded on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
Contract assets: The Company recognizes unbilled receivables as contract assets when the Company has rights to consideration for work completed but has not yet billed at the reporting date. Unbilled receivables are included within accounts receivable, net on the Consolidated Balance Sheets. The balance of unbilled receivables as of March 31, 2021 and December 31, 2020 were $75.4 million and $45.0 million, respectively.
Contract liabilities: The Company records contract liabilities when cash payments are received or due in advance of the Company's performance. Contract liabilities include deferred revenue and advance payments from customers. Contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2021 and December 31, 2020, contract liability balances totaled $54.7 million and $48.8 million, respectively. These balances included amounts classified as long-term as of March 31, 2021 and December 31, 2020 which were $12.4 million and $12.0 million, respectively, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. Approximately $11.5 million of revenue recognized during the three months ended March 31, 2021 was included in the combined contract liability balances as of December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. The Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $300.0 million. The Company expects to recognize revenue on a majority of the remaining performance obligations over the next twelve months.

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
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows employees to purchase shares of the Company’s common stock at a discount to the fair market value at the lower of either the date of enrollment or the purchase date.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 3.    Stock-based Compensation - (Continued)
Employee Stock Purchase Plan - (Continued)
The discount may be fixed at any amount up to 15 percent by the plan administrator from time to time, and is presently set at 10 percent. The ESPP provides for six-month offerings commencing on May 1 and November 1 of each year with purchases on April 30 and October 31 of each year. The Company reserved 1,500,000 shares of common stock for issuance under the ESPP. Shares purchased under the ESPP have no holding period requirements. At March 31, 2021 and December 31, 2020, respectively, there were approximately 1,136,841 shares remaining available under the ESPP for future issuance. Shares issued for ESPP purchases are new shares. Effective as of May 1, 2021, in connection with the previously announced acquisition by Teledyne Technologies Incorporated, a Delaware corporation (“Teledyne”), the Company suspended the ESPP such that no new offering period under the ESPP shall commence, and no additional contributions shall be made to the ESPP on or after such date.
The following table sets forth the stock-based compensation expense recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of goods sold	$1,268	$1,067
Research and development	2,228	1,677
Selling, general and administrative	6,264	4,902
Stock-based compensation expense before income taxes	$9,760	$7,646
Stock-based compensation expense capitalized in the Consolidated Balance Sheets is as follows (in thousands):

	March 31,
	2021	2020
Capitalized in inventory	$1,493	$879
As of March 31, 2021, the Company had approximately $73.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of approximately 2.2 years.

Note 4.    Net Earnings Per Share
The following table sets forth the reconciliation of the numerator and denominator utilized in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Numerator for earnings per share:
Net earnings for basic and diluted earnings per share	$38,807	$15,424
Denominator for earnings per share:
Weighted average number of common shares outstanding	131,183	133,596
Assumed exercise of stock options and vesting of restricted stock awards, net of shares assumed reacquired under the treasury stock method	1,413	1,331
Diluted shares outstanding	132,596	134,927
The effect of stock-based compensation awards for the three months ended March 31, 2021 and 2020 that aggregated approximately 119,000 and 6,000 shares, respectively, have been excluded for purposes of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 5.    Fair Value of Financial Instruments
The Company had approximately $0.1 million and $0.1 million of cash equivalents at March 31, 2021 and December 31, 2020, respectively, which were primarily investments in money market funds and overnight deposits.

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 5.    Fair Value of Financial Instruments - (Continued)
The Company has categorized its cash equivalents as Level 1 financial assets, measured at fair value based on quoted prices in active markets of identical assets. All cash equivalents are instruments that are convertible to cash daily.
The fair values of the Company’s derivative contracts as of March 31, 2021 and December 31, 2020 are disclosed in Note 6, "Derivative Financial Instruments," and are based on Level 2 inputs. The fair value of the Company's borrowings under the Credit Agreement as described in Note 13, "Debt," as of March 31, 2021 approximates the carrying value. The fair value of the Company’s senior unsecured 2030 notes as described in Note 13, "Debt," was $488.3 million and $527.7 million based upon Level 2 inputs at March 31, 2021 and December 31, 2020, respectively. The fair value of observable price changes related to the Company's minority interest equity investments are based on Level 3 inputs. The Company does not have any other significant financial assets or liabilities that are measured at fair value.
See the discussion of accounting guidance for fair value measurements and the factors used in determining the fair value of financial assets and liabilities as reported in Note 1, "Nature of Business and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Foreign Currency Contracts
The Company uses currency forward contracts, not formally designated as hedges, to manage the consolidated exchange rate risk associated with the remeasurement of certain non-functional currency denominated monetary assets and liabilities primarily by subsidiaries that use U.S. dollars, European euros, Canadian dollars, Swedish kronor, Norwegian kroner, Brazilian real and British pound sterling as their functional currency. Changes in fair value of foreign currency forward contracts are recognized in other income (loss), net at the end of each reporting period. In general, these gains and losses are offset in the Consolidated Statements of Income by the reciprocal gains and losses from the underlying assets or liabilities which originally gave rise to the exposure. At March 31, 2021, the Company’s foreign currency forward contracts, not formally designated as hedges, had maturities of three months or less.
In addition, the Company manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. The Company manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other income (loss), net using a systematic and rational methodology. Differences between the change in fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in other income (loss), net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also included in other income (loss), net. At March 31, 2021, the Company’s foreign currency forward contracts formally designated as fair value hedges had maturities of two years or less.
Interest Rate Swap
The Company's outstanding debt at March 31, 2021 consists of fixed rate notes and an unsecured credit facility consisting of an unsecured revolving loan facility, an unsecured U.S. dollar term loan and an unsecured Swedish kronor term loan, all of which accrue interest at a floating rate. As discussed in Note 13, "Debt," interest expense on the Company's floating rate debt is calculated based on a fixed spread over the applicable Eurocurrency rate (e.g. LIBOR) subject to a floor of zero percent. Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.
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
The following table presents the gross notional amounts of outstanding derivative instruments (in thousands):

	March 31,	December 31,
	2021	2020
Derivative instruments designated as cash flow hedges:
Interest Rate Swap	$143,005	$154,633
Derivative instruments designated as fair value hedges:
Currency Forward Contracts	198,333	226,667
Derivative instruments not formally designated as hedges:
Currency Forward Contracts	53,865	70,338
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		March 31,	December 31,
	Classification	2021	2020
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Interest Rate Swap	Prepaid expense and other current assets	$333	$519
Derivative instruments in liability positions:
Interest Rate Swap	Other current liabilities	890	982
Interest Rate Swap	Other long-term liabilities	1,130	1,628
Derivative instruments designated as fair value hedges:
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	5,043	13,295
Currency forward contracts	Other long-term liabilities	3,179	12,211
Derivative instruments not formally designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	15,494	5,704
Derivative instruments in liability positions:
Currency forward contracts	Other current liabilities	4,831	506
The following table presents the statement of income classification of derivative instruments (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Derivative Financial Instruments - (Continued)

		Three Months Ended
		March 31,
	Classification	2021	2020
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	Other comprehensive income (loss)	$304	$(1,117)
Loss reclassified from other comprehensive loss to earnings for the effective portion	Interest expense	222	171
Derivative instruments designated as fair value hedges:
Gain recognized in earnings for effective portion	Other income (loss), net	13,444	22,766
Gain recognized in income for amount excluded from effectiveness testing	Other income (loss), net	858	1,139
(Loss) gain recognized in other comprehensive income (loss), net of tax	Other comprehensive income (loss)	(882)	3,870
Derivative instruments not formally designated as hedges:
Loss recognized in earnings	Other income (loss), net	(5,686)	(12,890)

Note 7.    Accounts Receivable
Accounts receivable are net of an allowance for credit losses of $6.3 million and $6.6 million at March 31, 2021 and December 31, 2020, respectively.

Note 8.    Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw material and subassemblies	$268,409	$281,641
Work-in-progress	56,930	51,763
Finished goods	131,668	138,833
	$457,007	$472,237

Note 9.     Leases
Operating leases are included in other assets, other current liabilities, and other long-term liabilities on the Consolidated Balance Sheets. The Company does not have any finance leases at March 31, 2021. Most of the Company’s operating leases are for buildings, warehouses and office space. These leases have remaining lease terms of approximately one year to ten years.
The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense	$2,974	$3,022
Short-term lease expense	—	27
Variable lease expense	920	570
Total lease expense	$3,894	$3,619
Supplemental balance sheet information related to operating leases is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease right-of-use assets	$30,156	$32,833
Operating lease liabilities	$34,005	$36,745

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Property and Equipment
Property and equipment are net of accumulated depreciation of $405.2 million and $400.5 million at March 31, 2021 and December 31, 2020, respectively. Depreciation expense for the three months ended March 31, 2021 and 2020 was $11.4 million and $11.8 million, respectively.

Note 11.    Goodwill
The following table presents changes in the carrying value of goodwill and the activity by reportable segment for the three months ended March 31, 2021 (in thousands):

	Industrial Technologies	Defense Technologies	Consolidated
Balance, December 31, 2020	$651,439	$742,925	$1,394,364
Currency translation adjustments	(6,773)	(744)	(7,517)
Balance, March 31, 2021	$644,666	$742,181	$1,386,847
See Note 18, "Business Acquisitions and Combinations" for additional information on goodwill from acquisitions.

Note 12.        Intangible Assets
Intangible assets are net of accumulated amortization of $184.6 million and $173.2 million at March 31, 2021 and December 31, 2020, respectively. The aggregate amortization expense for the three months ended March 31, 2021 and 2020 was $12.0 million and $11.9 million, respectively.

Note 13.    Debt
The Company's debt consists of the following (in thousands):

		March 31, 2021			December 31, 2020
	Maturity Date	Amount	Stated Rate	Effective Rate	Amount	Stated Rate	Effective Rate
Senior Unsecured Notes:
2030 Notes	August 1, 2030	$500,000	2.500%	2.630%	$500,000	2.500%	2.630%
Credit Agreement:
U.S. dollar term loan	March 29, 2024	90,000	1.359%	1.627%	91,250	1.504%	1.769%
Swedish kronor term loan	March 29, 2024	143,005	1.250%	1.503%	154,632	1.250%	1.484%
Total		733,005			745,882
Unamortized discounts and issuance costs		(7,194)			(7,490)
Total debt		$725,811			$738,392
Reported as:
Long-term debt, current portion		12,945			13,473
Long-term debt, net of current portion		712,866			724,919
Total		$725,811			$738,392
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
The Credit Agreement allows the Company and certain designated subsidiaries to borrow in United States dollars, European euros, Swedish kronor, British pound sterling, Japanese yen, Canadian dollars, Australian dollars, and other agreed upon currencies. Interest rates under the Credit Agreement are determined from the type and tenor of the borrowing and includes loans based on the published term Eurocurrency rate (e.g. LIBOR) in which the loan is denominated. The Eurocurrency rate loans have a floor of zero percent and an applicable margin that ranges from 1.000 percent to 1.375 percent depending on the Company’s consolidated total leverage ratio. The Credit Agreement requires the Company to pay a commitment fee on the amount of unused revolving commitments at a rate, based on the consolidated total leverage ratio, which ranges from 0.125 percent to 0.200 percent of unused revolving commitments. At March 31, 2021, the commitment fee on the amount of unused revolving credit was 0.175 percent per annum. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which the Company was in compliance at March 31, 2021.
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
Letters of Credit
At March 31, 2021, the Company had $15.4 million of letters of credit outstanding under the Credit Agreement, which reduced the total availability under the revolving commitments under the Credit Agreement. On January 11, 2019, a standby letter of credit, not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authority in order to grant the original respite from paying the tax reassessment described in Note 16, "Income Taxes." The outstanding amount of the L/C Agreement was equivalent to approximately $254.6 million at March 31, 2021. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.

Note 14.    Accrued Product Warranties

The following table summarizes the Company's warranty liability and activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Accrued product warranties, beginning of period	$21,522	$19,143
Amounts paid for warranty services	(1,720)	(2,003)
Warranty provisions for products sold	3,097	2,860
Currency translation adjustments and other	(137)	(191)
Accrued product warranties, end of period	$22,762	$19,809
Current accrued product warranties, end of period	$18,397	$15,018
Long-term accrued product warranties, end of period	$4,365	$4,791

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

Note 15.    Contingencies
Matters Involving the United States Department of State and Department of Commerce
On April 24, 2018, the Company entered into a Consent Agreement with the United States Department of State's Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals from certain Company facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulation (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. During the three-month period ended March 31, 2018, the Company recorded a $15.0 million charge for the portion of the penalty that is not subject to suspension. In April 2018, 2019, 2020, and 2021 the Company paid $1.0 million, $3.5 million, $3.5 million and $3.5 million, respectively, of the $15.0 million charge. As of March 31, 2021, $7.0 million of penalties were recorded with $3.5 million in other current liabilities and $3.5 million in other long-term liabilities. The Company's investments in remedial compliance measures to date have been sufficient to cover the $15.0 million suspension amount. As part of the Consent Agreement, DDTC acknowledged that the Company voluntarily disclosed certain of the alleged Arms Export Control Act and ITAR violations, which were resolved pursuant to the Consent Agreement, cooperated in the DDTC's review, and instituted several compliance program improvements.
In May 2017, the Company submitted an initial notification to DDTC regarding potential violations related to certain export classifications obtained through the commodity jurisdiction process and a final voluntary disclosure in August 2017. The Company also submitted a voluntary self-disclosure regarding the same matter with the United States Department of Commerce Bureau of Industry and Security ("BIS"). This matter remains under review by DDTC, BIS and the Department of Justice ("DOJ"). DDTC and BIS both acknowledged the submissions, and the Company executed tolling agreements for this matter with each of DDTC, BIS and DOJ. The DDTC tolling agreement has lapsed, and the BIS and DOJ tolling agreements have been extended to May 3, 2021 and July 15, 2021, respectively. On April 29, 2021, the Company executed a settlement agreement with BIS that resulted in a civil penalty of approximately $0.3 million and an obligation of the Company to conduct two internal audits of its export controls compliance program. The DOJ matter remains ongoing.
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 15.    Contingencies - (Continued)
Shareholder Derivative Lawsuit - (Continued)
Pointing to the Company’s 2015 settlement with the United States Securities and Exchange Commission of alleged United States Foreign Corrupt Practices Act violations and 2018 settlement with United States Department of State of alleged export control violations, the complaint alleges that the Company’s directors breached their fiduciary duties by failing to ensure that the Company had internal controls in place that would have prevented the alleged underlying misconduct and these settlements. The complaint also asserts claims for, among other matters, corporate waste and unjust enrichment, and seeks unspecified monetary damages from the individual defendants, injunctive relief, disgorgement of director compensation, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants. The Company filed a motion to dismiss in the third quarter of 2020. Following the announcement on January 4, 2021 of the acquisition of the Company by Teledyne Technologies Incorporated, a Delaware corporation (“Teledyne”), the parties stipulated to stay the action pending the close of the transaction, termination of the transaction, or through June 30, 2021, whichever occurs first.
Merger-Related Litigation
In connection with the Company’s pending acquisition by Teledyne, six lawsuits have been filed against the Company and the board of directors of the Company (“Board of Directors”) in federal court: Baird v. FLIR Systems Inc., et al.; Johnson v. FLIR Systems, Inc., et al.; Hayman v. FLIR Systems, Inc., et al.; Keller v. FLIR Systems, Inc., et al.; Coffman v. FLIR Systems et al.; and Sheridan v. FLIR Systems, Inc. et al. The Johnson action also names Teledyne and certain of its subsidiaries as defendants. Each of the aforementioned complaints assert claims for violations of Securities Exchange Act Section 14(a) and Rule 14a-9 based on allegations that the Registration Statement on Form S-4 filed by Teledyne with the SEC omits material facts and/or includes materially incomplete and misleading information. The lawsuits also assert control person claims under Securities Exchange Act Section 20(a) against the Board of Directors and, in the case of the Johnson action, against Teledyne’s board of directors. The plaintiffs in the individual complaints agreed that supplemental disclosures included in Amendment No. 1 to the Form S-4 mooted their disclosure-related claims and voluntarily dismissed their complaints, and in April 2021, the Company agreed to pay a mootness fee to plaintiffs’ counsel totaling approximately $0.4 million.
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

Note 16.    Income Taxes
The provision for income taxes was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2021	2020
Income tax provision	$11,203	$7,774
Effective tax rate	22.4%	33.5%
The effective tax rate for the three months ended March 31, 2021 is higher than the United States Federal tax rate of 21.0 percent mainly due to an increase in unrecognized tax benefits related to positions taken on prior year tax returns, higher tax rates applied to income earned in certain foreign jurisdictions, United States tax applied to global intangible income, and state taxes. These amounts were offset partially by benefits related to United States export sales, excess tax benefits from stock compensation, and research credits. As of March 31, 2021 and December 31, 2020, respectively, the Company has accrued income tax liabilities of $37.1 million related to the transition tax enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act.

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
As of March 31, 2021, the Company had approximately $26.2 million of unrecognized tax benefits, of which $24.9 million would affect the Company’s effective tax rate if recognized. The Company anticipates approximately $3.1 million of the net unrecognized tax benefits will be recognized within 12 months as a result of settlements or effective settlements with various tax authorities, the closure of certain audits and the lapse of the applicable statute of limitations. The Company classifies interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2021, the Company had $2.8 million of accrued interest and penalties related to unrecognized tax benefits that are recorded as current and non-current accrued income taxes on the Consolidated Balance Sheets.
During the fourth quarter of 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of the Company's non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $342.9 million (Swedish kronor 3.0 billion). On March 26, 2020, the Company received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. The Company does not agree with the Court’s ruling, continues to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and has appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the Company's unrecognized tax benefits has been recorded in relation to this matter. The Company has received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the Company’s appeal will be successful.
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
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the COVID-19 pandemic. Through March 31, 2021 the CARES Act has not materially affected our income tax provision or deferred tax assets or liabilities. We will continue to monitor the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
Operating Segments - (Continued)
The Company has two reportable segments as follows:
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
Segment operating income information is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue—External Customers:
Industrial Technologies	$274,864	$276,415
Defense Technologies	192,449	174,508
	$467,313	$450,923
Revenue—Intersegments:
Industrial Technologies	$3,378	$2,702
Defense Technologies	1,230	1,834
Eliminations	(4,608)	(4,536)
	$—	$—
Segment operating income:
Industrial Technologies	$76,906	$64,265
Defense Technologies	25,376	33,154
	$102,282	$97,419
A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in thousands):

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 17.        Operating Segments and Related Information - (Continued)

	Three Months Ended
	March 31,
	2021	2020
Consolidated segment operating income	$102,282	$97,419
Unallocated corporate expenses	(37,274)	(36,244)
Amortization of purchased intangible assets	(11,924)	(11,896)
Restructuring expenses	(622)	(20,784)
Consolidated earnings from operations	52,462	28,495
Interest and non-operating expense	(2,452)	(5,297)
Consolidated earnings before income taxes	$50,010	$23,198
Unallocated corporate expenses include general corporate expenses, separation, transaction, and integration costs, amortization of acquired intangible assets, restructuring expenses and asset impairment charges, and discrete legal and compliance matters.
A reconciliation of the Company's consolidated segment operating assets to consolidated total assets is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating segment assets:
Net accounts receivable, inventories and demonstration assets:
Industrial Technologies	$425,274	$419,323
Defense Technologies	454,023	436,595
	$879,297	$855,918
Goodwill:
Industrial Technologies	644,666	651,439
Defense Technologies	742,181	742,925
	$1,386,847	$1,394,364
Total operating segment assets	$2,266,144	$2,250,282

Assets not allocated:
Cash and cash equivalents	$277,303	$297,795
Prepaid expenses and other current assets	66,609	74,526
Property and equipment, net	269,269	267,682
Deferred income taxes	35,610	36,210
Intangible assets, net	197,632	209,636
Other assets	116,235	116,217
Total assets	$3,228,802	$3,252,348
Revenue and Long-Lived Assets by Geographic Area
Information related to revenue by significant geographical location, determined by the end customer, is as follows (in thousands):

	Three Months Ended March 31, 2021
	Industrial Technologies	Defense Technologies	Total
United States	$120,678	$135,105	$255,783
Europe	82,194	22,549	$104,743
Asia	41,422	12,571	$53,993
Middle East/Africa	14,747	18,565	$33,312
Canada/Latin America	15,823	3,659	$19,482
	$274,864	$192,449	$467,313

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 17.        Operating Segments and Related Information - (Continued)
Revenue and Long-Lived Assets by Geographic Area - (Continued)

	Three Months Ended March 31, 2020
	Industrial Technologies	Defense Technologies	Total
United States	$103,337	$115,947	$219,284
Europe	65,335	19,476	84,811
Asia	73,387	11,864	85,251
Middle East/Africa	18,027	25,128	43,155
Canada/Latin America	16,329	2,093	18,422
	$276,415	$174,508	$450,923
Long-lived assets consist of net property and equipment, net identifiable intangible assets, goodwill and other long-term assets. Long-lived assets by significant geographic locations are as follows (in thousands):

	March 31,	December 31,
	2021	2020
United States	$1,139,267	$1,144,758
Europe	426,619	440,549
Other foreign	404,097	402,592
	$1,969,983	$1,987,899
Major Customers
Revenue derived from major customers is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States government	$156,719	$132,149

Note 18.    Business Acquisitions and Combinations
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

FLIR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 18.    Business Acquisitions and Combinations - (Continued)
Altavian, Inc.- (Continued)
The final allocation of the purchase price related to tax attributes remains open as the Company anticipates finalizing calculations for positions to be included on pre-closing tax returns during the second quarter of 2021.
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
Acquisition by Teledyne
On January 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Teledyne, Firework Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Teledyne (“Merger Sub I”), and Firework Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Teledyne (“Merger Sub II”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Teledyne (the “First Merger”) and immediately thereafter, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the subsequent merger (the “Second Merger”, and, together with the First Merger, the “Mergers”).
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
The transaction is expected to close on May 14, 2021 subject to the receipt of approvals of Teledyne and the Company stockholders and other customary closing conditions.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19.     Restructuring - (Continued)
Restructuring expenses related to Project Be Ready, which are recorded in “Restructuring Expenses” on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Employee separation costs	$276	$10,465
Lease consolidation expenses	—	204
Third party and other costs	346	10,115
Total Restructuring Program Expenses	$622	$20,784
The restructuring liability related to Project Be Ready for the three months ended March 31, 2021 was as follows (in thousands):

	Employee separation costs	Third party and other costs	Total
Balance at December 31, 2020	$4,217	$267	$4,484
Accrual and accrual adjustments	276	346	622
Cash payments	(1,387)	(576)	(1,963)
Balance at March 31, 2021	$3,106	$37	$3,143

Note 20.    Subsequent Events
On April 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share on the Company's common stock, payable on June 4, 2021, to shareholders of record as of the close of business on May 21, 2021. The total cash payment of this dividend will be approximately $22.4 million. In the event that the Mergers with Teledyne close prior to May 21, 2021, the dividend will not be paid.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition by Teledyne
On January 4, 2021, Teledyne and the Company announced that the companies have entered into the Merger Agreement under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the Merger Agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implies a total purchase price of approximately $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020. The transaction is expected to close on May 14, 2021 subject to the receipt of approvals of Teledyne and the Company stockholders and other customary closing conditions. We cannot guarantee that the Mergers contemplated by the Merger Agreement will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. Should the Mergers not be completed, the Company may receive or pay a breakup fee, as provided for in the Merger Agreement.
Impact of COVID-19
The ongoing COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility in financial markets. Transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the U.S. and global economy and financial environments. In addition, as cases have resurged in parts of the U.S., including areas in which we maintain large facilities, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, with increased risks to our operations.

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
In aggregate, the outbreak did not have a material impact on our consolidated financial results for the three-month periods ended March 31, 2021 and 2020. However, during the three months ended March 31, 2021, the Industrial Technologies segment experienced a reduced demand for its Elevated Skin Temperature (“EST”) solutions, which were being deployed to help prevent the spread of COVID-19, when compared to the prior year quarter. The Defense Technologies segment experienced an increased volume on several unmanned systems programs during the three months ended March 31, 2021 when compared to the prior year quarter.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of FLIR Systems, Inc. and its consolidated subsidiaries (“FLIR,” the “Company,” “we,” “us,” or “our”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements, including management’s expectations regarding the Company’s ability to keep manufacturing facilities operational, the ability of the Company to rely on existing suppliers and vendors in its supply chain and management’s expectations to be able to mitigate future disruptions to the Company’s business operations are based on current expectations, estimates, and projections about FLIR’s business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in “Risk Factors” section in Part II, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as the following:
•risks related to the pending acquisition of FLIR by Teledyne, including parties’ ability to satisfy the conditions required to complete the transaction and, during the pendency of the transaction, diversion of management and employees’ attention, retention and recruiting challenges, uncertainty in business relationships and restrictions on operations set forth in the definitive acquisition agreement;
•risks related to United States government spending decisions and applicable procurement rules and regulations;
•negative impacts to operating margins due to reductions in sales or changes in product mix;
•impairments in the value of tangible and intangible assets;
•unfavorable results of legal proceedings;
•risks associated with international sales and business activities, including the regulation of the export and sale of our products worldwide and our ability to obtain and maintain necessary export licenses, as well as the imposition of significant tariffs or other trade barriers;
•risks to our supply chain, production facilities or other operations, and changes to general, domestic, and foreign economic conditions, due to the COVID-19 pandemic;
•risks related to subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing;
•risks related to currency fluctuations;

•adverse general economic conditions or volatility in our primary markets;
•our ability to compete effectively and to respond to technological change;
•risks related to product defects or errors;
•our ability to protect our intellectual property and proprietary rights;
•cybersecurity and other security threats and technology disruptions;
•our ability to successfully manage acquisitions, investments and divestiture activities and integrate acquired companies;
•our ability to achieve the intended benefits of our strategic restructuring;
•risks related to our senior unsecured notes and other indebtedness;
•our ability to attract and retain key senior management and qualified technical, sales and other personnel;
•changes in our effective tax rate and the results of pending tax matters; and
•other risks discussed from time to time in filings and reports filed with the Securities and Exchange Commission (“SEC”).
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
The following table summarizes our consolidated operating results for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31,		Dollar	Percent
	2021	2020	Change	Change
Revenue	$467,313	$450,923	$16,390	3.6%
Cost of goods sold	258,115	231,555	26,560	11.5%
Gross profit	209,198	219,368	(10,170)	(4.6)%
Gross Margin	44.8%	48.6%
Research and development	52,246	53,847	(1,601)	(3.0)%
Selling, general and administrative	103,868	116,242	(12,374)	(10.6)%
Restructuring expenses	622	20,784	(20,162)	(97.0)%
Earnings from operations	52,462	28,495	23,967	84.1%
Interest expense	6,115	6,961	(846)	(12.2)%
Interest income	(41)	(349)	308	(88.3)%
Other income (loss), net	(3,622)	(1,315)	(2,307)	175.4%
Earnings before income taxes	50,010	23,198	26,812	115.6%
Income tax provision	11,203	7,774	3,429	44.1%
Net earnings	$38,807	$15,424	$23,383	151.6%

Revenue. The increase for the three months ended March 31, 2021 as compared to the prior year quarter was attributable to increased volume on several unmanned systems programs in Defense Technologies as well as increased demand in certain commercial end markets such as maritime products in Industrial Technologies. The increase was partially offset by shipment timing and the completion of certain contracts that contributed to revenue in the prior year quarter in Defense Technologies and reduced volume for EST solutions in Industrial Technologies.
The timing of orders, scheduling of backlog, and fluctuations in demand in various regions of the world can give rise to quarter to quarter and year over year fluctuations in the mix of revenue. Consequently, year over year comparisons for any given quarter may not be indicative of comparisons using longer time periods. We currently expect total annual revenue for 2021 to be in line with 2020 revenue; however, unexpected changes in economic conditions from key customer markets or other major unanticipated events may cause total revenue, and the mix of revenue between our segments, to vary from quarter to quarter during the year.
International sales accounted for 45.3 percent and 51.4 percent of total revenue for the three months ended March 31, 2021 and 2020, respectively. The proportion of our international revenue compared to total revenue will fluctuate from quarter to quarter due to normal variation in order activity across various regions as well as specific factors that may affect one region and not another. Overall, we anticipate that revenue from international sales will continue to comprise a significant percentage of total revenue.
Cost of goods sold. The increase for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to the increased revenue volume and unfavorable product mix in Defense Technologies.
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
Research and development expenses. We have, and will continue to have, fluctuations in quarterly spending depending on product development needs and overall business spending priorities and believe that annual spending levels are most indicative of our commitment to research and development. Over the past five annual periods through December 31, 2020, our annual research and development expenses have varied between 8.9 percent and 10.9 percent of revenue, and we currently expect these expenses to remain within that approximate range, on an annual basis, for the foreseeable future.
Selling, general, and administrative expenses. The decrease for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to operating expense reductions from Project Be Ready and decreases in marketing and travel costs.
Restructuring expenses. In the first quarter of 2020, we initiated a strategy-driven restructuring plan, Project Be Ready, to simplify our product portfolio and better align resources with higher growth opportunities while reducing costs. Project Be Ready includes an organizational realignment, targeted workforce reductions, and facility optimization initiatives. All previously approved ongoing restructuring activities that were in process as of January 1, 2020 were consolidated into Project Be Ready. The decrease in net pre-tax restructuring charges recorded for these programs during the three months ended March 31, 2021 as compared to the prior year quarter was driven by reduced Project Be Ready activity including lower employee separation costs and reduced third party costs. Refer to Note 19, "Restructuring" of the Notes to the Consolidated Financial Statements for further discussion.
Interest expense. Interest expense for the three months ended March 31, 2021 was primarily associated with our 2.500 percent senior unsecured notes (the “2030 Notes”) in aggregate principal amount of $500.0 million that were issued and sold on August 3, 2020 and interest on amounts drawn under our credit facility. Interest expense for the three months ended March 31, 2020 was primarily associated with our previous 3.125 percent senior unsecured notes (the “2021 Notes”) in aggregate principal amount of $425.0 million and interest on amounts drawn under our credit facility. The 2021 Notes were redeemed in full in connection with the August 2020 issuance of the 2030 Notes in a public offering.
Other income (loss), net. The change in other income (loss), net for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to increased gains in our deferred compensation plans.
Income taxes. Our income tax provision for the three months ended March 31, 2021 and 2020 represents an effective tax rate of 22.4 percent and 33.5 percent, respectively. The effective tax rate for the three months ended March 31, 2021 is higher than the United States Federal tax rate of 21 percent due to an increase in unrecognized tax benefits related to positions taken on prior year tax returns, higher tax rates applied to income earned in certain foreign jurisdictions, United States tax applied to global intangible income, and state taxes. These amounts were offset partially by benefits related to United States export sales, excess tax benefits from stock compensation, and research credits.

The effective tax rate for the three months ended March 31, 2020 is higher than the United States Federal tax rate of 21 percent due to the non-recognition of the tax benefit of current year operating losses of a foreign subsidiary, an increase in unrecognized tax benefits related to positions taken prior year tax returns, and state taxes. These amounts were offset partially by benefits related to US export sales and research credits.
During the fourth quarter of 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of our non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $342.9 million (Swedish kronor 3.0 billion). On March 26, 2020, we received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA's reassessment. We do not agree with the Court’s ruling, continue to believe the STA's arguments in the reassessment are not in accordance with Swedish tax regulations or the treaty for the avoidance of double taxation between Sweden and Belgium, and have appealed the decision to the Administrative Court of Appeal in Stockholm. Consequently, no adjustment to the unrecognized tax benefits has been recorded in relation to this matter. We received a respite from paying the reassessment until after a decision by the Administrative Court of Appeal by putting in place a bank guarantee to secure possible future payment of the tax and interest. There can be no assurance that the appeal will be successful.
During the third quarter of 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of our international subsidiaries is in breach of European Union state aid rules. We believe all taxes assessed by Belgium have been paid and have not adjusted unrecognized tax benefits in relation to this matter.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the bipartisan $2.0 trillion economic relief package aimed at helping American workers and businesses impacted by the COVID-19 pandemic. Through March 31, 2021 the CARES Act has not materially affected our income tax provision or deferred tax assets or liabilities. We will continue to monitor the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Segment Operating Results
The Company is currently organized into two reportable segments. The two reportable segments are Industrial Technologies and Defense Technologies. See Note 17, “Operating Segments and Related Information” of the Notes to the Consolidated Financial Statements for a description of each operating segment, including the types of products and services from which each operating segment derives its revenues.
Industrial Technologies Segment
Industrial Technologies operating results are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Dollar	Percent
	2021	2020	Change	Change
Revenue	$274,864	$276,415	$(1,551)	(0.6)%
Segment operating income	76,906	64,265	12,641	19.7%
Segment operating margin	28.0%	23.2%
Total backlog, end of period	$273,483	$330,030	$(56,547)	(17.1)%
The decrease in revenue for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to reduced volume for EST solutions, partially offset by increased demand in certain commercial end markets such as maritime products.
The increase in segment operating margin for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to operating expense reductions from Project Be Ready and decreases in marketing and travel costs.
The decrease in total backlog at March 31, 2021 as compared to the prior year quarter was primarily the result of lower EST volume, partially offset by increased order activity in certain commercial end markets such as maritime products.
Defense Technologies Segment
Defense Technologies operating results are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Dollar	Percent
	2021	2020	Change	Change
Revenue	$192,449	$174,508	$17,941	10.3%
Segment operating income	25,376	33,154	(7,778)	(23.5)%
Segment operating margin	13.2%	19.0%
Total backlog, end of period	$541,763	$529,306	$12,457	2.4%
The increase in revenue for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to increased volume on several unmanned systems programs, partially offset by shipment timing and the completion of certain contracts that contributed to revenue in the prior year quarter.
The decrease in segment operating margin for the three months ended March 31, 2021 as compared to the prior year quarter was primarily attributable to the ramp up of lower margin programs and product mix.
The increase in total backlog at March 31, 2021 as compared to the prior year quarter was primarily due to program awards for unmanned systems.

Liquidity and Capital Resources
Overview
At March 31, 2021, we had a total of $277.3 million in cash and cash equivalents, $80.6 million of which was in the United States and $196.7 million was at our foreign subsidiaries, compared to cash and cash equivalents at December 31, 2020 of $297.8 million, of which $88.8 million was in the United States and $209.0 million at our foreign subsidiaries.
At March 31, 2021 and December 31, 2020, we had outstanding debt of $725.8 million and $738.4 million, respectively, which consists of unsecured term loans and borrowings under the revolving credit facility that we entered into during 2019 (collectively referred to as the "Credit Agreement") and senior unsecured notes. On August 3, 2020, we issued and sold our 2030 Notes in an underwritten public offering. The aggregate net proceeds from the offering were approximately $494.2 million after deducting underwriting fees, debt discount and transaction issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2021. The net proceeds from the sale of the 2030 Notes were used to redeem the 2021 Notes, and for general corporate purposes, which may include funding for working capital, investments in our subsidiaries, capital expenditures, acquisitions, and stock repurchases. The Credit Agreement contains one financial covenant that requires maintenance of a consolidated total leverage ratio with which we complied at March 31, 2021. We had $15.4 million of letters of credit outstanding under the Credit Agreement at March 31, 2021, which reduced the total availability under the revolving commitments under the Credit Agreement. See Note 13, "Debt" of the Notes to the Consolidated Financial Statements for more details.
On January 11, 2019, a standby letter of credit not to exceed Swedish kronor 2.2 billion, was issued under a new bilateral letter of credit reimbursement agreement ("L/C Agreement") to secure a payment guarantee required by the Swedish Tax Authority in order to grant the original respite from paying the tax reassessment described in Note 16, "Income Taxes" of the Notes to the Consolidated Financial Statements. The outstanding amount of the L/C Agreement was equivalent to approximately $254.6 million at March 31, 2021. While outstanding amounts under the L/C Agreement do not reduce the available revolving credit from the Credit Agreement, they are considered indebtedness and influence the incremental debt capacity governed by our Credit Agreement covenants. The standby letter of credit was further amended on April 24, 2020 to reflect the new respite.
We have repurchased shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. To date, all share repurchases were subject to applicable securities laws and were at times and in amounts as management deemed appropriate. The repurchases were conducted through open market transactions under the authorization by the Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expired on February 7, 2021. During the three months ended March 31, 2021 the Company did not repurchase shares.
We paid dividends of $22.3 million and $22.7 million during the three months ended March 31, 2021 and March 31, 2020, respectively.
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
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$24,304	$50,866
Net cash used in investing activities	(14,183)	(12,717)
Net cash used in financing activities	(25,355)	(169)
Net cash provided by operating activities decreased $26.6 million for the three months ended March 31, 2021, when compared to the prior year quarter, primarily due to less favorable timing of working capital changes partially offset by higher net earnings after adding back non-cash adjustments.
Net cash used in investing activities increased $1.5 million for the three months ended March 31, 2021, when compared to the prior year quarter, primarily driven by increased capital expenditures in the ordinary course of business.
Net cash used in financing activities increased $25.2 million for the three months ended March 31, 2021, when compared to the prior year quarter, primarily due to the net proceeds of $175.0 million on our Credit Agreement in the prior year quarter partially offset by repurchases of common stock totaling $150.0 million also in the prior year quarter.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recently Issued Accounting Pronouncements
For a discussion of these items, see Note 1, "Basis of Presentation and Accounting Standards Updates" of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See Management's Discussion and Analysis and the discussion of critical accounting policies and use of estimates as reported in Note 1, "Nature of Business and Significant Accounting Policies" and Note 14, "Contingencies" of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Actual results in these areas could differ materially from management's estimates. There have been no significant changes in the Company's assumptions regarding critical accounting estimates during the first three months ended March 31, 2021.

Contractual Obligations
There were no material changes to the Company's contractual obligations outside the ordinary course of its business during the three months ended March 31, 2021.

Contingencies
See Note 15, "Contingencies" of the Notes to the Consolidated Financial Statements for the disclosure of certain matters by the Company to the United States Department of State Office of Defense Trade Controls Compliance, communications to the Company from the United States Department of Commerce Bureau of Industry and Security and other matters.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, the Company has not experienced any changes in market risk exposure that would materially affect the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than the following:
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
On March 5, 2021 the ICE Benchmark Administration (“IBA”) formalized the timetable for cessation of LIBOR. Pursuant to the IBA's Cessation Statement, certain USD LIBOR tenors along with all tenors of EUR, CHF, GBP and JPY LIBOR will cease publication after December 31, 2021. A complete phase out of all tenors of USD LIBOR is expected following the June 30, 2023 publication. While management believes that the Company exposure to market risk associated with the discontinuation of LIBOR is limited because the Notes carry a fixed-rate coupon and the unsecured credit facility agreement includes provisions for a successor rate, the consequences of these developments cannot be entirely predicted or reasonably estimated.
See Note 6, "Derivative Financial Instruments - Interest Rate Swap" and Note 13, "Debt" of the Notes to the Consolidated Financial Statements and Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information on the Company's debt and interest rate risk.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. See Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements for additional information on the Company’s legal proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, or in “Risk Factors” in the Company’s definitive joint proxy statement/prospectus on Schedule 14A relating to the Mergers, filed with the SEC on April 12, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2021, the Company did not repurchase shares.
To date, all share repurchases were subject to applicable securities laws and were at times and in amounts as management deemed appropriate. The repurchases were conducted through open market transactions under the authorization by the Board of Directors on February 7, 2019 to repurchase of up to 15.0 million shares of the Company's outstanding common stock. This authorization expired on February 7, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger, dated as of January 4, 2021, by and among Teledyne Technologies Incorporated, Firework Merger Sub I, Inc., Firework Merger Sub II, LLC and FLIR Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 6, 2021 (File Number 000-21918)).

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

FLIR SYSTEMS, INC.

Date May 6, 2021	/s/ Carol P. Lowe
Carol P. Lowe
Executive Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)